Form 10-Q
period 2007-03-31
Chaparral Energy, Inc.
filed 2007-05-15
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

877,000 shares of the registrant’s Common Stock were outstanding as of May 14, 2007.

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

GLOSSARY OF OIL AND NATURAL GAS TERMS

The following are abbreviations and definitions of certain terms commonly used in the oil and natural gas industry and in this Report:

•	Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

•	Bcfe. One billion cubic feet of natural gas equivalents.

•	MBbl. One thousand Bbls.

•	Mcf. One thousand cubic feet of natural gas.

•	Mcfe. One thousand cubic feet of natural gas equivalents.

•	MMBbl. One million Bbls.

•	MMcf. One million cubic feet of natural gas.

•	MMcfe. One million cubic feet of natural gas equivalents.

•	NYMEX. The New York Mercantile Exchange.

•	PDP. Proved developed producing.

•

Proved reserves. The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

•	Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets

(Dollars in thousands, except share data)	December 31, 2006	March 31, 2007 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,803	$9,405
Accounts receivable, net	62,728	63,889
Inventories	7,505	7,625
Deferred income taxes	968	7,292
Prepaid expenses	4,260	3,676
Derivative instruments	7,599	530

Total current assets	91,863	92,417
Property and equipment—at cost, net	31,809	34,985
Oil & gas properties, using the full cost method:
Proved	1,254,230	1,301,322
Unproved	18,299	21,287
Accumulated depletion and depreciation	(121,859)	(139,962)

Total oil & gas properties	1,150,670	1,182,647
Funds held in escrow	23,385	23,680
Other assets	33,708	39,532

	$1,331,435	$1,373,261

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$71,075	$86,101
Revenue distribution payable	17,249	16,476
Current maturities of long-term debt and capital leases	3,555	3,943
Derivative instruments	12,376	27,123

Total current liabilities	104,255	133,643
Long-term debt and capital leases, less current maturities	647,717	352,629
Senior notes, net	325,000	647,362
Derivative instruments	2,300	11,887
Deferred compensation	771	1,461
Asset retirement obligations	27,377	28,018
Deferred income taxes	46,151	40,072
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 3,000,000 shares authorized; 877,000 shares issued and outstanding as of December 31, 2006 and March 31, 2007	9	9
Additional paid in capital	100,918	100,918
Retained earnings	80,883	75,529
Accumulated other comprehensive loss, net of taxes	(3,946)	(18,267)

	177,864	158,189

	$1,331,435	$1,373,261

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of operations

	Three months ended March 31,
(Dollars in thousands, except share and per share data)	2006 (unaudited)	2007 (unaudited)
Revenues:
Oil and gas sales	$61,295	$72,878
Loss from oil and gas hedging activities	(1,153)	(4,086)

Total revenues	60,142	68,792
Costs and expenses:
Lease operating	15,133	25,604
Production tax	4,658	5,520
Depreciation, depletion and amortization	11,053	19,714
General and administrative	3,405	5,529

Total costs and expenses	34,249	56,367
Operating income	25,893	12,425
Non-operating income (expense):
Interest expense	(9,165)	(20,677)
Non-hedge derivative losses	—	(711)
Other income	104	238

Net non-operating expense	(9,061)	(21,150)
Income (loss) before income taxes	16,832	(8,725)
Income tax expense (benefit)	6,460	(3,371)

Net income (loss)	$10,372	$(5,354)

Earnings per share:
Net income (loss) per share (basic and diluted)	$13.38	$(6.10)
Weighted average number of shares used in calculation of basic and diluted earnings per share	775,000	877,000

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows

	Three months ended March 31,
(Dollars in thousands)	2006 (unaudited)	2007 (unaudited)
Cash flows from operating activities
Net income (loss)	$10,372	$(5,354)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion & amortization	11,053	19,714
Deferred income taxes	6,467	(3,369)
Unrealized (gain) loss on ineffective portion of hedges	(7,392)	8,119
Non-cash change in fair value of derivative instruments	—	711
Other	343	955
Change in assets and liabilities
Accounts receivable	3,705	(1,223)
Inventories	(272)	(120)
Prepaid expenses and other assets	410	1,007
Accounts payable and accrued liabilities	13	11,329
Revenue distribution payable	4,321	(774)

Net cash provided by operating activities	29,020	30,995
Cash flows from investing activities
Purchase of property and equipment and oil and gas properties	(50,769)	(50,596)
Proceeds from dispositions of property and equipment and oil and gas properties	3,725	232
Other	—	(779)

Net cash used in investing activities	(47,044)	(51,143)
Cash flows from financing activities
Proceeds from long-term debt	26,172	6,121
Repayment of long-term debt	(650)	(300,775)
Proceeds from long-term bonds	—	322,362
Principal payments under capital lease obligations	(40)	(46)
Dividends	(350)	—
Settlement of derivative instruments acquired	—	(22)
Fees paid related to financing activities	(230)	(6,890)

Net cash provided by financing activities	24,902	20,750

Net increase in cash and cash equivalents	6,878	602
Cash and cash equivalents at beginning of period	1,598	8,803

Cash and cash equivalents at end of period	$8,476	$9,405

Supplemental cash flow information
Cash paid (received) during the period for:
Interest, net of capitalized interest	$2,241	$4,290
Income taxes	(7)	(2)

The accompanying notes are an integral part of these statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated Statements of Cash Flows—(Continued)

Supplemental disclosure of non-cash investing and financing activities

During the three months ended March 31, 2006 and 2007, the Company recorded an asset and related liability of $235 and $43, respectively associated with the asset retirement obligation on the acquisition and/or development of oil and gas properties.

Interest of $178 and $338 was capitalized during the three months ended March 31, 2006 and 2007, respectively, primarily related to the acquisition of unproved oil and gas leaseholds.

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

Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the financial information and disclosures required by GAAP. The financial information as of March 31, 2007 and for the three months ended March 31, 2006 and 2007 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2007.

The consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Chaparral Energy, Inc. and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentations.

Use of Estimates

The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates affecting these financial statements include estimates for quantities of proved oil and gas reserves, deferred income taxes, asset retirement obligations, fair value of derivative instruments, and others, and are subject to change.

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

Inventories

Inventories consist of equipment used in developing oil and gas properties of $4,832 and $4,799 at December 31, 2006 and March 31, 2007, respectively, and product of $2,673 and $2,826 at December 31, 2006 and March 31, 2007, respectively. Equipment inventory is carried at the lower of cost or market using the specific identification method. Product inventories are stated at the lower of production cost or market.

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“Fin 48”), Accounting for Uncertainty in Income Taxes-an Interpretation of FASB statement No. 109. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions are recognized in our consolidated financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. These amounts are subsequently reevaluated and changes are recognized as adjustments to current period tax expense. FIN 48 also revised disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, we recognized no material adjustment in our tax liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had approximately $100 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2007, the unrecognized tax benefit amount was unchanged from adoption.

If applicable, we would recognize interest and penalties related to uncertain tax positions in interest expense. As of March 31, 2007, we have not accrued interest related to uncertain tax positions due to overpayments.

The tax years 1998-2006 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Recently Issued Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” which provides entities with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS No. 159 will have on its consolidated financial statements.

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

The Company also uses derivative financial instruments to reduce basis risk. Basis is the difference between the physical commodity being hedged and the price of the futures contract used for hedging. Basis risk is the risk that an adverse change in the futures market will not be completely offset by an equal and opposite change in the cash price of the commodity being hedged. Basis risk exists in natural gas primarily due to the geographic price differentials between cash market locations and futures contract delivery locations. Natural gas basis protection swaps are arrangements that guarantee a price differential for gas from a specified delivery point. The Company receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract. We do not believe that these instruments qualify as hedges pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activity” (“SFAS 133”), as amended. Therefore, the changes in fair value and settlement of these derivative contracts are recognized as non-hedge derivative gains (losses).

As part of the Calumet acquisition, the Company assumed the existing Calumet swaps on October 31, 2006 and designated these as cash flow hedges. In accordance with SFAS No. 141 “Business Combinations”, these derivative positions were recorded at fair value in the purchase price allocation as a liability of $838. Because of this accounting treatment, only cash settlements for changes in fair value subsequent to the acquisition date for the derivative positions assumed result in adjustments to our oil and natural gas revenues upon settlement. For example, if the fair value of the derivative positions assumed does not change, then upon the sale of the underlying production and corresponding settlement of the derivative positions, cash would be paid to the counterparties and there would be no adjustment to oil and natural gas revenues related to the derivative positions. If, however, the actual sales price is different from the price assumed in the original fair value calculation, the difference would be reflected as either a decrease or increase in oil and natural gas revenues, depending upon whether the sales price was higher or lower, respectively, than the price assumed in the original fair value calculation.

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

	December 31, 2006	March 31, 2007
Derivative assets (liabilities):
Gas swaps	$10,118	$(10,536)
Oil swaps	(16,349)	(28,598)
Natural gas basis differential swaps	(846)	654

	$(7,077)	$(38,480)

Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive income (loss), which is later transferred to earnings when the hedged transaction occurs. The ineffective portion is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged. The ineffective portion of the hedge derivatives and the settlement of effective cash flow hedges is included in gain (loss) on oil and gas hedging activities in the consolidated statements of operations and is comprised of the following:

	Three Months Ended March 31,
	2006	2007
Reclassification of settled contracts	$(8,545)	$4,033
Gain (loss) on ineffective portion of derivatives qualifying for hedge accounting	7,392	(8,119)

	$(1,153)	$(4,086)

Based upon market prices at March 31, 2007 the Company expects to charge $12,614 of the balance in accumulated other comprehensive loss to income during the next 12 months when the forecasted transactions actually occur. All forecasted transactions hedged as of March 31, 2007 are expected to be settled by December 2011.

The changes in fair value and settlement of derivative contracts that do not qualify as hedges in accordance with SFAS 133 are recognized as non-hedge derivative losses. Non-hedge derivative losses in the consolidated statements of operations is comprised of the following:

Three Months Ended March 31, 2007
Unrealized gain (loss) on non-qualified derivative contracts	$(1,452)
Unrealized gain (loss) on natural gas basis differential hedges	1,500
Gain (loss) on settlement of natural gas basis differential hedges	(759)

$(711)

Hedge settlement payments of $3,444 and $2,740 were included in accounts payable and accrued liabilities at December 31, 2006 and March 31, 2007, respectively. Hedge settlement receivables of $759 and $1,550 were included in accounts receivable at December 31, 2006 and March 31, 2007, respectively.

Note 3: Asset Retirement Obligation

The Company’s asset retirement obligations relate to estimated future plugging and abandonment expenses or disposal of its oil and gas properties and related facilities. These obligations to abandon and restore properties are based upon estimated future costs which may change based upon future inflation rates and changes in statutory remediation rules. The following table provides a summary of the Company’s asset retirement obligations for the three months ended March 31, 2007:

Three Months Ended March 31, 2007
Beginning balance	$28,126
Liabilities incurred in current period	43
Accretion expense	598

$28,767
Less current portion	749

$28,018

Note 4: Long-term debt

Long-term debt at December 31, 2006 and March 31, 2007 consisted of the following:

	December 31, 2006	March 31, 2007
Revolving credit line with banks (1)	$637,000	$342,000
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 6.53% to 7.77%, due June 2008 through August 2021; collateralized by real property	7,036	7,322
Installment notes payable, principal and interest payable quarterly in varying amounts, non-interest bearing (discounted at 5.6% at December 31, 2006 and March 31, 2007, respectively), due September and December 2007	837	731
Non-interest bearing forgivable government loan (2)	250	250
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.62% to 9.055%, due January 2006 through December 2011; collateralized by automobiles, machinery and equipment	5,821	5,987

	650,944	356,290
Less current maturities	3,392	3,787

	$647,552	$352,503

(1)

In October 2006, the Company entered into a Seventh Restated Credit Agreement, which provided for a $750,000 maximum commitment amount and a conforming borrowing base of $650,000 and is scheduled to mature on October 31, 2010. The borrowing and conforming borrowing base have scheduled reductions down to $610,000 on May 1, 2007. As a result of the issuance of our 8 7/8% Senior Notes on January 18, 2007, our maximum commitment amount and borrowing base were adjusted to $652,000 and $500,000, respectively. Interest is paid at least every three months on $634,000 based upon LIBOR and $3,000 based on an Alternative Base Rate, as defined in the credit agreement, as of December 31, 2006 (effective rate of 7.375% and 8.750%, respectively) and on $342,000 based upon LIBOR as of March 31, 2007 (effective rate of 6.875%). The credit line is collateralized by the Company’s oil and gas properties. The agreement has certain negative and affirmative covenants that require, among other things, maintaining financial covenants for current and debt service ratios and financial reporting.

As of March 31, 2007, the Company did not meet the 5.00 to 1.0 Consolidated Total Debt to Consolidated EBITDAX ratio as required by the Credit Agreement. Effective May 11, 2007, the Credit Agreement was amended to replace the Total Debt to EBITDAX ratio with a Consolidated Senior Total Debt to Consolidated EBITDAX ratio. For purposes of the amended ratio, Consolidated Senior Total Debt consists of all outstanding loans under the Credit Agreement, letters of credit and all obligations under capital leases, as defined in the First Amendment to our Credit Agreement. The amended Credit Agreement requires us to maintain a Consolidated Senior Total Debt to Consolidated EBITDAX ratio, as defined in our Credit Agreement, of not greater than:

•

2.75 to 1.0 for the annualized periods commencing on January 1, 2007 and ending on the last day of the fiscal quarters ending on March 31, 2007, June 30, 2007 and September 30, 2007 and for the four consecutive fiscal quarters ending on December 31, 2007; and

•

2.50 to 1.0 for the four consecutive fiscal quarters ending on March 31, 2008 and for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarter thereafter.

We believe we were in compliance with all covenants under the Credit Agreement as amended through May 11, 2007, as of March 31, 2007, if such amendment had been effective March 31, 2007.

(2)	A local economic development authority has issued a non-interest bearing note payable to Oklahoma Ethanol, L.L.C., a 67% owned unrestricted subsidiary of the Company, as incentive for the construction and operation of an ethanol plant. The note bears no interest and matures June 2012. The economic development authority will forgive payment of the note upon its maturity if certain requirements are met by June 2009 and maintained for three subsequent years, as set forth by the agreement.

In April 2007, Oklahoma Ethanol decided to move the location of the planned ethanol plant from Enid, Oklahoma to Blackwell, Oklahoma. As a result of the relocation, the Company paid back the non-interest bearing loan of $250 received from the City of Enid.

Note 5: Senior Notes

On January 18, 2007, the Company issued $325,000 of 8.875% Senior Notes due 2017 at a price of 99.178% of the principal amount. The net proceeds, after underwriting and issuance costs, were used to reduce outstanding indebtedness under our revolving line of credit and for working capital.

Interest is payable on the Senior Notes semi-annually on February 1 and August 1 each year beginning August 1, 2007. The Senior Notes mature on February 1, 2017. On or after February 1, 2012, the Company, at its option, may redeem the Senior Notes at the following redemption prices plus accrued and unpaid interest: 104.49% after February 1, 2012, 102.96% after February 1, 2013, 101.48% after February 1, 2014, and 100% after February 1, 2015 and thereafter. Prior to February 1, 2012, the Company may redeem up to 35% of the Senior Notes with the net proceeds of one or more equity offerings at a redemption price of 108.88%, plus accrued and unpaid interest.

The indenture governing the Senior Notes contains certain covenants which limit the Company’s ability to:

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

In connection with the issuance of the Senior Notes, the Company recorded a discount of $2,671 and capitalized $7,163 of issuance costs related to underwriting and other fees that are amortized to interest expense using the effective interest method. The Company had unamortized issuance costs of $7,079 as of March 31, 2007 that are included in other assets. Amortization of $33 and $84 was charged to interest expense during the three months ended March 31, 2007 related to the discount and issuance costs, respectively.

Chaparral is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Our obligations under our outstanding Senior Notes have been fully and unconditionally guaranteed, on a joint and several basis, by all of our wholly owned subsidiaries, excluding Pointe Vista Development, L.L.C. (“Pointe Vista”). Pointe Vista, a 100% owned subsidiary and Oklahoma Ethanol, a 66.67% owned subsidiary, who have no significant operations or capitalization and are not restricted subsidiaries or guarantors of the notes.

Senior Notes at December 31, 2006 and March 31, 2007 consisted of the following:

	December 31, 2006	March 31, 2007
8.5% Senior Notes due 2015	$325,000	$325,000
8.875% Senior Notes due 2017	—	325,000
Discount on Senior Notes	—	(2,638)

	$325,000	$647,362

Note 6: Related Party Transactions

In September 2006, Chesapeake Energy Corporation (“Chesapeake”) acquired a 31.9% beneficial interest in the Company through the sale of common stock. The Company participates in ownership of properties operated by Chesapeake and received revenues and incurred joint interest billings of $1,723 and $1,194, respectively for the three months ended March 31, 2007 on these properties. In addition, Chesapeake participates in ownership of properties operated by the Company. During the three months ended March 31, 2007, the Company paid revenues and recorded joint interest billings of $337 and $246, respectively to Chesapeake. There were no significant amounts receivable or payable to Chesapeake at March 31, 2007.

Note 7: Deferred Compensation

Effective January 1, 2004, the Company implemented a Phantom Unit Plan (the “Plan”) to provide deferred compensation to certain key employees (the “Participants”). Phantom units may be awarded to participants in total up to 2% of the fair market value of the Company. No participant may be granted, in the aggregate, more than 5% of the maximum number of phantom units available for award. Under the original plan, phantom units vest on the seventh anniversary of the award date of the phantom unit, but may also vest on a pro-rata basis following a participant’s termination of employment with the Company due to death, disability, retirement or termination by the Company without cause. Also, phantom units vest if a change of control event occurs. Upon vesting, participants are entitled to the value of their phantom units payable in cash immediately. Payment is not required by the participant upon redemption. Effective January 1, 2007 the Company reduced the phantom unit vest period from the seventh anniversary of the award date to the fifth anniversary of the original award date. In accordance with SFAS No. 123(R) “Share Based Payments”, the reduction in the vesting period is accounted for as a modification to the plan and is accounted for on a prospective basis. The Company recorded additional deferred compensation expense of $417 during the three months ended March 31, 2007 as a result of the modification.

The Company recognized deferred compensation expense of $110 and $690 resulting in a reduction in net income for the three months ended March 31, 2006 and 2007, respectively.

A summary of the Company’s phantom unit activity as of December 31, 2006, and changes during the first three months of fiscal year 2007 is presented in the following table:

	Fair Value	Phantom Units	Weighted average remaining contract term	Aggregate intrinsic value
	(Per unit)
Unvested and total outstanding at December 31, 2006	$14.29	160,038
Granted	$14.29	43,701
Vested	$14.29	—
Forfeited	$14.29	(175)

Unvested and total outstanding at March 31, 2007	$15.68	203,564	2.83	$3,192

Upon vesting, the Company is required to redeem all units. Accordingly, the contract term and the vesting period are the same. There are no vested units as of March 31, 2007.

The fair value of each unit award is estimated on the date of grant and subsequently remeasured at the end of each reporting period using the Black-Scholes option pricing model. The assumptions used for the three months ended March 31, 2007 are as follows:

Dividend yield	0.0%
Volatility	75.0%
Risk-free interest rate	4.58%
Expected life (in years)	1.75-4.75

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

As of March 31, 2007, there was approximately $1,731 of total unrecognized compensation cost related to unvested phantom units that is expected to be recognized over a weighted-average period of 2.83 years.

Note 8: Commitments and Contingencies

Standby letters of credit (“Letters”) available under the revolving credit line are used in lieu of surety bonds with various city, state and federal agencies for liabilities relating to the operation of oil and gas properties. The Company had various Letters outstanding totaling $865 as of December 31, 2006 and March 31, 2007. Interest on each Letter accrues at the lender’s prime rate (effective rate of 8.25% at March 31, 2007) for all amounts paid by the lenders under the Letters. No interest was paid by the Company on the Letters during the three months ended March 31, 2006 and 2007.

On March 1, 2007, one of our unrestricted subsidiaries entered into an agreement with the Commissioners of the Land Office of the State of Oklahoma to acquire two parcels of land and improvements in conjunction with a real estate development project. The cost of the first parcel is $10,200 and is scheduled to close no later than October 31, 2007 subject to production of clear title. Payments are $5,600 at closing, three annual installments of $1,000 and a final payment of $1,600. The cost of the second parcel is $4,400, subject to satisfaction of certain conditions and is payable in two annual installments of $2,200 on the fifth and sixth anniversary dates of the close of the first parcel.

Various claims and lawsuits, incidental to the ordinary course of business, are pending both for and against the Company. In the opinion of management, all matters are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Note 9: Capital Stock

On September 27, 2006, the Company effected a 775-for-1 stock split in the form of a stock dividend to shareholders of record as of September 26, 2006. As a result of the split, 774,000 additional shares were issued and retained earnings were reduced by $7. All share and per share amounts discussed and disclosed in this Quarterly Report on Form 10-Q reflect the effect of this stock split.

Cash dividends of $350 were paid during the three months ended March 31, 2006. No dividends were paid during the three months ended March 31, 2007.

Note 10: Comprehensive Income

Components of comprehensive income (loss), net of related tax, are as follows for the three months ended March 31, 2006 and 2007:

	Three months ended March 31,
	2006	2007
Net income (loss)	$10,372	$(5,354)
Unrealized gain (loss) on hedges	10,576	(12,048)
Reclassification adjustment for hedge losses included in net income (loss)	5,245	(2,273)

Comprehensive income (loss)	$26,193	$(19,675)

Note 11: Subsequent Events

On April 16, 2007, the Company acquired all of the outstanding shares of common stock of Green Country Supply, Inc. (“GCS”) for an aggregate purchase price of $25 million, subject to certain post closing adjustments. Approximately $5 million of the purchase price was deposited into escrow as security for certain potential working capital, environmental and employment adjustments. GCS provides oilfield supplies, oilfield chemicals, downhole electric submersible pumps and related services to oil and gas operators primarily in Oklahoma, Texas and Wyoming. The purchase price was paid in cash and financed with borrowings under the Company’s revolving credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following in conjunction with our financial statements contained herein and our Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.

Statements in our discussion may be forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. Please refer to “Forward-Looking Statements” for an explanation of these types of statements. In addition, actual results may differ due to the factors set forth under Part II, Item 1A. “Risk Factors” included in this report and our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We generally hedge a substantial portion of our expected future oil and natural gas production to reduce our exposure to commodity price decreases. See “Quantitative and Qualitative Disclosures about Market Risk” below for a discussion of our derivative contracts.

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

During the first quarter of 2007, we had a record quarterly production of 9,581 MMcfe, a 28.5% increase over production levels in the first quarter of 2006, primarily as a direct result of the properties acquired in the Calumet acquisition. Higher operating costs, a loss of $8.1 million on hedging ineffectiveness as a result of higher natural gas price futures at March 31, 2007 compared to December 31, 2006, and lower overall commodity prices offset the revenue impact of higher production, causing a 152% decrease in net income (loss) between the comparable first quarters. The net result was a net loss of $5.4 million in the first quarter of 2007 as compared to net income of $10.4 during the first quarter of 2006. Last year’s first quarter 2006 net income included a hedging ineffectiveness gain of $7.4 million related to hedging contracts in place at that time.

Although we had a large non-cash ineffectiveness loss in the first quarter of 2007 on our oil and gas hedge contracts, we had net cash receipts of $4.0 million on settlement of our hedging contracts, primarily on our 2007 natural gas swaps, as compared to total cash payments of $8.5 million in the first quarter of 2006.

All of our expenses, with the exception of interest expense, increased on both an absolute and per Mcfe basis during the first quarter of 2007 due to (i) higher overall industry costs, (ii) additional costs associated with the properties acquired in the Calumet acquisition, and (iii) higher compensation expense resulting from additional employees and increased salaries and benefits which we consider necessary in order to remain competitive in the industry.

We have established a $212.0 million oil and gas property capital expenditure budget for 2007, assuming we consummate an initial public offering or otherwise sell equity in 2007. From January 1, 2007 through March 31, 2007, we spent $41.1 million on exploratory and development activities and approximately $8.9 million on acquisitions.

The following are recent developments that have impacted the results of operations or liquidity discussed below, or are expected to impact these items in future periods:

•

Stock Split. On September 27, 2006, we effected a 775-for-1 stock split in the form of a stock dividend to shareholders of record as of September 26, 2006. All share and per share amounts discussed and disclosed within this report have been restated to reflect this stock split.

•

Acquisition of Calumet Oil Company and affiliates. On October 31, 2006, we acquired all of the outstanding stock of Calumet Oil Company and all of the limited partnership interests and membership interests of certain of its affiliates for a cash purchase price of $500.0 million. Calumet owns properties principally located in Oklahoma and Texas, areas which are complementary to our core areas of operations. Proved reserves attributable to the acquisitions were approximately 410 Bcfe. Calumet’s proved reserves are long-lived, have low production decline rates and are approximately 97% oil. In addition to increasing our current average net daily production, many of the properties have significant drilling and enhanced oil recovery opportunities. Additionally, as part of the transaction, we acquired Calumet’s hedging arrangements, which included hedge swaps of 75 MBbls per month at $63.00 during 2007 and 30 MBbls per month at $68.10 during 2008.

•

Production Tax Credit. During 2006, we purchased interests in two venture capital limited liability companies resulting in a total investment of $15.0 million. Our expected return on the investment will be receipt of $2 of Oklahoma tax credits for every $1 invested to be recouped from our Oklahoma production taxes. The investments will be accounted for as a production tax benefit asset and will be netted against tax credits realized in other income using the effective yield method over the expected recovery period.

•

Oklahoma Ethanol. In August 2005, we entered a joint venture, Oklahoma Ethanol, L.L.C. to construct and operate an ethanol production plant in Oklahoma. We spent approximately $0.5 million toward the design for the construction of the plant in the three months ended March 31, 2007.

•

Green Country Supply Acquisition. On December 31, 2006, we entered into a non-binding letter of intent to purchase all of the outstanding shares of stock of Green Country Supply, Inc. (“GCS”). The acquisition was closed on April 16, 2007 for an aggregate purchase price of $25.0 million, subject to certain price adjustments. Approximately $5.0 million of the purchase price was deposited into escrow as security for certain potential working capital, environmental and employment adjustments. GCS is owned by the former shareholders of Calumet Oil Company and provides oilfield supplies, oilfield chemicals, downhole electric submersible pumps and related services to oil and gas operators primarily in Oklahoma, Texas and Wyoming.

•

8 7/8% Senior Notes due 2017. On January 18, 2007, we issued $325.0 million aggregate principal amount of 8 7/8% Senior Notes maturing on February 1, 2017. The net proceeds from the issuance of the notes were used to pay down outstanding amounts under our Credit Agreement and for working capital.

Results of Operations

Comparison of Three Months ended March 31, 2007 to Three Months ended March 31, 2006.

Revenues and Production. The following table presents information about our oil and gas sales before the effects of hedging:

	Three Months Ended March 31,		Percentage Change
	2006	2007
Oil and gas sales (dollars in thousands)
Oil	$25,760	$41,524	61.2%
Gas	35,535	31,354	(11.8)%

Total	$61,295	$72,878	18.9%
Production
Oil (MBbls)	431	758	75.9%
Gas (MMcf)	4,868	5,033	3.4%
MMcfe	7,454	9,581	28.5%
Average sales prices (excluding hedging)
Oil per Bbl	$59.77	$54.78	(8.3)%
Gas per Mcf	7.30	6.23	(14.7)%
Mcfe	8.22	7.61	(7.4)%

Oil sales increased 61.2% from $25.8 million during the three months ended March 31, 2006 to $41.5 million during the same period in 2007. This increase was due to a 75.9% increase in production volumes to 758 MBbls, partially offset by an 8.3% decrease in average oil prices to $54.78 per barrel. Natural gas sales revenues decreased 11.8% from $35.5 million during the three months ended March 31, 2006 to $31.4 million during the same period in 2007. This decrease was due to a 14.7% decline in average gas prices, partially offset by a 3.4% increase in production volumes to 5,033 MMcf. Oil production for the three months ended March 31, 2007 increased primarily due to the addition of volumes from the Calumet acquisition, our drilling program and enhancements of our existing properties, partially offset by decreased production on existing producing properties due to increased seasonal weather disruptions. Approximately 355 MBbls of the oil production for the three months ended March 31, 2007 was related to properties acquired in the Calumet acquisition.

Production volumes by area were as follows (MMcfe):

	Three Months Ended March 31,		Percentage Change
	2006(1)	2007
Mid Continent	4,309	6,286	45.9%
Permian	1,315	1,509	14.8%
Ark-La-Tex	425	425	0.0%
North Texas	276	287	4.0%
Rockies	280	241	(13.9)%
Gulf Coast	849	833	(1.9)%

Totals	7,454	9,581	28.5%

(1)	During the fourth quarter of 2006 the Company realigned the boundaries for its reportable areas. As a result, certain reclassifications were made to prior year amounts to conform with current year presentation.

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

We generally hedge a substantial portion of our expected future oil and natural gas production to reduce our exposure to commodity price decreases. The effects of hedging on our net revenues are as follows:

	Three Months Ended March 31,
	2006	2007
	(dollars in thousands)
Gain (loss) from oil and gas hedging activities:
Hedge settlements	$(8,545)	$4,033
Hedge ineffectiveness	7,392	(8,119)

Total	$(1,153)	$(4,086)

Our loss from oil and gas hedging activities in the first quarter of 2007 was primarily due to losses on hedge ineffectiveness. As a result of higher NYMEX forward strip gas prices at March 31, 2007 compared to December 31, 2006, hedge ineffectiveness resulted in a loss of $8.1 million compared to a gain of $7.4 million in the first quarter of 2006.

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives. The following table presents information about the effects of hedging on realized prices:

	Average Price		Hedged to Non-Hedged Price
	Without Hedge	With Hedge
Oil (per Bbl):
Three months ended March 31, 2006	$59.77	$41.45	69.3%
Three months ended March 31, 2007	54.78	54.20	98.9%
Gas (per Mcf):
Three months ended March 31, 2006	$7.30	$8.68	118.9%
Three months ended March 31, 2007	6.23	5.50	88.3%

Costs and Expenses. The following table presents information about our operating expenses for the first quarter of 2006 and 2007:

	Amount			Per Mcfe
	Three Months Ended March 31,		Percent Change	Three Months Ended March 31,		Percent Change
	2006	2007		2006	2007
	(dollars in thousands)
Lease operating expenses	$15,133	$25,604	69.2%	$2.03	$2.67	31.5%
Production taxes	4,658	5,520	18.5%	0.62	0.58	(6.5)%
Depreciation, depletion and amortization	11,053	19,714	78.4%	1.34	1.89	41.0%
General and administrative	3,405	5,529	62.4%	0.46	0.58	26.1%

Lease operating expenses – Increase was primarily due to increases in the net number of producing wells and higher oilfield service costs, including costs associated with artificial lift on oil properties. Approximately $9.0 million of the increase were expenses attributable to the properties acquired in the Calumet acquisition. Per unit expenses were higher for all categories of lease operating expenses due to continued upward pressure on service costs, labor, and materials resulting from the sustained strength of commodity prices. Included in these figures are $2.7 million of costs associated with workovers in the first quarter of 2007 compared to $2.0 million in the same period of 2006.

Production taxes (which include ad valorem taxes) – Decrease was primarily due to 7.4% lower averaged realized prices, partially offset by an increase of 28.5% in production volumes compared to the same period in 2006.

Depreciation, depletion and amortization (“DD&A”) – Increase was primarily due to increase in DD&A on oil and gas properties of $8.1 million. For oil and gas properties, $4.0 million of the increase was due to higher production volumes and $4.1 million due to an increase in the DD&A rate per equivalent unit of production. Our DD&A rate on oil and gas properties per equivalent unit of production increased $0.55 to $1.89 per Mcfe primarily due to estimated higher future development costs for proved undeveloped reserves and higher cost reserve additions.

General and administrative expenses – Increase was due primarily to an increase in our office staff and related requirements caused by the increase in our level of activity, including the Calumet acquisition. In addition, we have increased our compensation plan, including a decrease in the vesting period related to the phantom unit plan in efforts to meet market demand and recruit and maintain essential personnel. Approximately $0.4 million of the increase was due to the revision in the phantom unit plan. G&A expense also includes $115,000 and $35,000 of expenses associated with Pointe Vista Development and Oklahoma Ethanol, respectively. G&A expense is net of $2.9 million in the first quarter of 2007 and $2.2 million in the same period of 2006 capitalized as part of our exploration and development activities.

Interest Expense. Interest expense increased during the first quarter of 2007 by $11.5 million, or 126%, compared to the same period in 2006 primarily as a result of increased levels of borrowings including the issuance of our 8  7/8% Senior Notes due 2017, and higher interest rates paid. Approximately $10.5 million of the increase is due to our increased levels of borrowings and $1.0 million is due to higher interest rates paid.

Non-hedge derivative losses. Non-hedge derivative losses were $0.7 million during the three months ended March 31, 2007 and are comprised of losses of $1.5 million on derivative contracts that were entered into in anticipation of the Calumet acquisition and did not qualify as hedges, partially offset by net gains of $0.8 million related to natural gas basis differential swaps. There were no non-hedge derivative losses in the first quarter of 2006.

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

The net increase in cash is summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2006	2007
Cash flows provided by operating activities	$29,020	$30,995
Cash flows used in investing activities	(47,044)	(51,143)
Cash flows provided by financing activities	24,902	20,750

Net increase in cash during the period	$6,878	$602

Sources and uses of cash. Substantially all of our cash flow from operating activities is from the production and sale of oil and gas, reduced or increased by associated hedging activities. For the three months ended March 31, 2007, net cash provided from operations increased 6.8% from the same period in the prior year and provided approximately 60.6% of our net cash outflows used in investing activities. The increase is due primarily to an increase in oil and gas sales revenue, partially offset by higher operating and interest expenses.

We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. Cash flow from operating activities and debt financing were primarily used during the first three months of 2007 to fund $54.5 million in cash expenditures for capital and exploration projects and property acquisitions.

Our actual capital expenditures for oil and gas properties are detailed below:

(dollars in thousands)	Three Months Ended March 31, 2007	Percent of Total
Development activities:
Developmental drilling	$25,115	50.3%
Enhancements	11,775	23.6%
Tertiary recovery	1,413	2.8%
Acquisitions:
Proved properties	6,991	14.0%
Unproved properties	1,890	3.8%
Exploration activities	2,767	5.5%

Total	$49,951	100.0%

In addition to the capital expenditures for oil and gas properties, we spent approximately $3.6 million for the acquisition and construction of new office and administrative facilities and equipment during the first three months of 2007.

We also spent $0.4 million for the acquisition of land associated with a real estate development project operated under Pointe Vista Development, L.L.C., and capitalized $0.5 million of costs associated with the design and construction of an ethanol plant operated under Oklahoma Ethanol, L.L.C., both of which are unrestricted subsidiaries.

During the first three months of 2007, we borrowed $5.0 million under our revolving credit facility. We also issued $325.0 million of our 8 7/8% Senior Notes due 2017, generating net proceeds of $315.2 million after expenses.

As of March 31, 2007, we had cash and cash equivalents of $9.4 million and long-term debt obligations of $1.0 billion.

Our credit facility. As of March 31, 2007, we had $342 million outstanding under our Credit Agreement and the borrowing base was $500 million.

Our Credit Agreement requires us to maintain a Current Ratio, as defined in our Credit Agreement, of not less than 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with generally accepted accounting principles. Since compliance with financial covenants is a material requirement under our Credit Agreement, we consider the current ratio calculated under our Credit Agreement to be a useful measure of our liquidity because it includes the funds available to us under our Credit Agreement and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At December 31, 2006 and March 31, 2007, our current ratio as computed using generally accepted accounting principles was 0.88 and 0.69, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 2.15 and 2.29, respectively. The following table reconciles our current assets and current liabilities using generally accepted accounting principles to the same items for purposes of calculating the current ratio for our loan compliance:

(dollars in thousands)	December 31, 2006	March 31, 2007
Current assets per GAAP	$91,863	$92,417
Plus—Availability under Credit Agreement	112,136	157,136
Less—Deferred tax asset on hedges and asset retirement obligation	(847)	(7,170)
Less—Short-term derivative instruments	(7,599)	(530)

Current assets as adjusted	$195,553	$241,853

Current liabilities per GAAP	$104,255	$133,643
Less—Short-term derivative instruments	(12,376)	(27,123)
Less—Short-term asset retirement obligation	(749)	(749)

Current liabilities as adjusted	$91,130	$105,771

Current ratio for loan compliance	2.15	2.29

On October 31, 2006, we entered into a Seventh Restated Credit Agreement in conjunction with the Calumet acquisition. The Credit Agreement provides for a $750.0 million maximum commitment amount, is secured by our oil and gas properties and matures on October 31, 2010. Obligations under the Credit Agreement are also secured by pledges by us and each of the borrowers of equity interests in other subsidiaries owned by us and them, excluding specified entities. Availability under our Credit Agreement is subject to a borrowing base, which was initially $750.0 million and which is set by the banks semi-annually on May 1 and November 1 of each year, and a conforming borrowing base, which was initially $650.0 million. In addition, the banks may request a borrowing base and a conforming borrowing base redetermination once every six months. As a result of the issuance of our 8 7/8% Senior Notes on January 18, 2007, our maximum commitment amount and borrowing base were adjusted to $652 million and $500 million, respectively.

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

Borrowings under our Credit Agreement are made, at our option, as either Eurodollar loans or Alternate Base Rate, or ABR, loans. At March 31, 2007, all of our borrowings were Eurodollar loans.

Interest on Eurodollar loans is computed at LIBOR, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in the agreement, plus a margin where the margin varies from 1.25% to 2.50% depending on the utilization percentage of the conforming borrowing base. At March 31, 2007, the LIBOR rate was 5.32%, the Statutory Reserve Rate multiplier was 100% and the applicable margin and commitment fee together were 1.79% resulting in an effective interest rate of 7.11% for Eurodollar borrowings. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.

Interest on the ABR loans is computed as the greater of (1) the Prime Rate, as defined in our Credit Agreement, or (2) the Federal Funds Effective Rate plus 1/2 of 1%; plus a margin where the margin varies from 0.00% to 1.00% depending on the utilization percentage of the borrowing base. At March 31, 2007, the applicable rate was 8.25% and the applicable margin was 0.50% resulting in an effective interest rate of 8.75% for ABR borrowings. Interest payments on ABR borrowings are due the last day of each March, June, September and December.

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

The Credit Agreement also requires us to maintain a Consolidated Total Debt to Consolidated EBITDAX Ratio, as defined in our Credit Agreement, of not greater than:

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

As of March 31, 2007, the Company did not meet the 5.00 to 1.0 Consolidated Total Debt to Consolidated EBITDAX ratio as required by the Credit Agreement. Effective May 11, 2007, the Credit Agreement was amended to replace the Total Debt to EBITDAX ratio with a Consolidated Senior Total Debt to Consolidated EBITDAX ratio. For purposes of the amended ratio, Consolidated Senior Total Debt consists of all outstanding loans under the Credit Agreement, letters of credit and all obligations under capital leases, as defined in the First Amendment to our Credit Agreement. The amended Credit Agreement requires us to maintain a Consolidated Senior Total Debt to Consolidated EBITDAX ratio, as defined in our Credit Agreement, of not greater than:

•

2.75 to 1.0 for the annualized periods commencing on January 1, 2007 and ending on the last day of the fiscal quarters ending on March 31, 2007, June 30, 2007 and September 30, 2007 and for the four consecutive fiscal quarters ending on December 31, 2007; and

•

2.50 to 1.0 for the four consecutive fiscal quarters ending on March 31, 2008 and for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarter thereafter.

We believe we were in compliance with all covenants under the Credit Agreement as amended through May 11, 2007, as of March 31, 2007, if such amendment had been effective March 31, 2007.

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

Our 8 7/8% Senior Notes due 2017. On January 18, 2007, we issued $325.0 million aggregate principal amount of 8 7/8% Senior Notes maturing on February 1, 2017. The 8 7/8% Senior Notes are our senior unsecured obligations, rank equally in right of payment with all of our existing and future senior indebtedness, including our existing 8 1/2% Senior Notes, and rank senior to all of our existing and future subordinated debt. The payment of the principal, interest and premium on the 8 7/8% Senior Notes are fully and unconditionally guaranteed on senior unsecured basis by our existing and some of our future restricted subsidiaries, as defined in the indenture.

On or after February 1, 2012, we may redeem some or all of the 8 7/8% Senior Notes at any time at redemption prices specified in the indenture, plus accrued and unpaid interest to the date of redemption.

In addition, upon completion of a qualified equity offering prior to February 1, 2010, we are entitled to redeem up to 35% of the aggregate principal amount of the 8 7/8 Senior Notes from the proceeds, so long as:

•	we pay the holders of such notes a redemption price of 108.875% of the principal amount of the 8 7/8% Senior Notes, plus accrued and unpaid interest to the date of redemption; and

•	at least 65% of the aggregate principal amount of the 8 7/8% Senior Notes remains outstanding after each such redemption, other than 8 7/8% Senior Notes held by us or our affiliates.

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

We and our restricted subsidiaries are subject to certain negative and financial covenants under the indenture governing the 8 7/8% Senior Notes. The provisions of the indenture limit our and our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	pay dividends on our capital stock or redeem, repurchase or retire from our capital stock our subordinated indebtedness;

•	make investments;

•	incur liens

•	create any consensual limitation on the ability of our restricted subsidiaries to pay dividends, make loans or transfer property to us;

•	engage in transactions with our affiliates;

•	sell assets, including capital stock of our subsidiaries; and

•	consolidate, merge or transfer assets.

If we experience a change of control (as defined in the indenture governing the 8 7/8% Senior Notes), including making certain asset sales, subject to certain conditions, we must give holders of the 8 7/8% Senior Notes the opportunity to sell us their 8 7/8% Senior Notes at 101% of the principal amount, plus accrued and unpaid interest.

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

In accordance with Statement of Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, we record a liability for the discounted fair value of an asset retirement obligation in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying value of the related asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset.

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

Oil and gas prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and gas prices with any degree of certainty. Sustained declines in oil and gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our Credit Agreement and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our three months ended March 31, 2007 production, our gross revenues from oil and gas sales would change approximately $0.5 million for each $0.10 change in gas prices and $0.8 million for each $1.00 change in oil prices.

To mitigate a portion of our expose to fluctuations in commodity prices, we enter into swap agreements. For swap instruments, we receive a fixed price for the hedged commodity and pay a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

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

In anticipation of the acquisition of Calumet, we entered into additional crude oil swaps in September and October 2006 to provide protection against a decline in the price of oil from the date of entering into a Securities Purchase Agreement and the close of the transaction on October 31, 2006. We do not believe that these instruments qualify as hedges pursuant to SFAS No. 133. Therefore, the changes in fair value and settlement of these derivatives contracts are recognized as non-hedge derivative losses. Also, as a result of the acquisition, Chaparral assumed the existing Calumet swaps on October 31, 2006 and designated these as cash flow hedges.

Our outstanding oil and natural gas derivative instruments as of March 31, 2007 are summarized below:

	Natural Gas basis protection swaps		Natural Gas Swaps			Crude Oil Swaps
	Non-hedge		Hedge			Hedge		Non-hedge
	Volume MMcf	Weighted average fixed price to be received	Volume MMcf	Weighted average fixed price to be received	Percent of PDP production hedged(1)	Volume MBbl	Weighted average fixed price to be received	Volume MBbl	Weighted average fixed price to be received	Percent of PDP production(1)(2)
2Q 2007	2,370	0.77	4,200	6.92	77.1%	627	58.21	—	—	79.1%
3Q 2007	2,520	0.79	4,200	7.00	85.4%	606	60.03	—	—	82.1%
4Q 2007	2,220	1.02	3,900	8.04	83.4%	576	63.11	—	—	79.9%
1Q 2008	2,070	1.16	960	10.07	21.6%	507	67.35	60	$67.48	82.2%
2Q 2008	2,220	0.81	870	8.10	20.4%	477	67.21	60	67.63	80.0%
3Q 2008	2,220	0.81	610	8.14	15.1%	472	67.48	60	67.64	83.1%
4Q 2008	2,120	0.90	450	8.72	11.5%	436	68.06	74	67.41	81.1%
1Q 2009	2,070	0.92	—	—	—	375	67.35	111	67.15	80.3%
2Q 2009	540	0.82	—	—	—	375	66.96	90	66.94	78.2%
3Q 2009	—	—	—	—	—	375	66.54	90	66.57	79.5%
4Q 2009	—	—	—	—	—	375	66.13	90	66.18	81.1%
1Q 2010	—	—	—	—	—	339	65.82	102	65.80	78.2%
2Q 2010	—	—	—	—	—	339	65.51	90	65.47	77.2%
3Q 2010	—	—	—	—	—	339	65.03	90	65.10	78.5%
4Q 2010	—	—	—	—	—	339	64.64	90	64.75	80.0%
1Q 2011	—	—	—	—	—	309	64.40	99	64.24	77.3%
2Q 2011	—	—	—	—	—	309	64.06	90	63.93	76.7%
3Q 2011	—	—	—	—	—	309	63.71	90	63.61	77.9%
4Q 2011	—	—	—	—	—	309	63.33	90	63.30	79.3%

	18,350		15,190			7,793		1,376

(1)	Based on our most recent internally estimated PDP production for such periods.
(2)	Percentage includes both hedge and non-hedge swaps.

Interest rates. All of the outstanding borrowings under our Credit Agreement as of March 31, 2007 are subject to market rates of interest as determined from time to time by the banks. We may designate borrowings under our Credit Agreement as either ABR loans or Eurodollar loans. ABR loans bear interest at a fluctuating rate that is linked to the discount rate established by the Federal Reserve Board. Eurodollar loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $500.0 million, equal to our borrowing base, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $5.0 million.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the opinion of management, there are no material pending legal proceedings to which we or any of our subsidiaries are a party or of which any of our property is the subject. However, due to the nature of our business, certain legal or administrative proceedings may arise from time to time in the ordinary course of business.

I TEM 1A.	RISK FACTORS

Information with respect to risk factors is included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to the risk factors since the filing of such Form 10-K.

ITEM 5.	OTHER INFORMATION

As of March 31, 2007, the Company did not meet the 5.00 to 1.0 Consolidated Total Debt to Consolidated EBITDAX ratio as required by the Credit Agreement. Effective May 11, 2007, the Company entered into the First Amendment to the Credit Agreement, by and among the Company, Chaparral Energy, L.L.C., a wholly owned subsidiary of the Company, as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. The Credit Agreement was amended to replace the Total Debt to EBITDAX ratio with a Consolidated Senior Total Debt to Consolidated EBITDAX ratio. For purposes of the amended ratio, Consolidated Senior Total Debt consists of all outstanding loans under the Credit Agreement, letters of credit and all obligations under capital leases, as defined in the First Amendment to our Credit Agreement. The amended Credit Agreement requires us to maintain a Consolidated Senior Total Debt to Consolidated EBITDAX ratio, as defined in our Credit Agreement, of not greater than:

•

2.75 to 1.0 for the annualized periods commencing on January 1, 2007 and ending on the last day of the fiscal quarters ending on March 31, 2007, June 30, 2007 and September 30, 2007 and for the four consecutive fiscal quarters ending on December 31, 2007; and

•

2.50 to 1.0 for the four consecutive fiscal quarters ending on March 31, 2008 and for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarter thereafter.

We believe we were in compliance with all covenants under the Credit Agreement as amended through May 11, 2007, as of March 31, 2007, if such amendment had been effective March 31, 2007.

The description of the provisions of the First Amendment to the Credit Agreement set forth above is qualified in its entirety by reference to the full and complete terms of such amendment, a copy of which is attached to this Form 10-Q as Exhibit 10.3.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1*	Certificate of Incorporation of Chaparral Energy, Inc. (the “Company”), dated as of September 14, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 (SEC File No. 333-134748), filed on June 6, 2006)

3.2*	Amended and Restated Certificate of Incorporation of the Company, dated as of September 26, 2006. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2006)

3.3*	Bylaws of the Company, dated as of September 14, 2005. (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (SEC File No. 333-134748), filed on June 6, 2006)

3.4*	Amended and Restated Bylaws of the Company, dated as of September 26, 2006. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2006)

4.1*	Form of 8 1/2% Senior Note due 2015 (included in Exhibit 4.2). (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.2*	Indenture, dated as of December 1, 2005, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.3*	First Supplemental Indenture, dated as of August 24, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on August 28, 2006)

4.4*	Second Supplemental Indenture, dated as of October 31, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on November 6, 2006)

4.5*	Indenture dated January 18, 2007, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.6*	Form of 8 7/8% Senior Note due 2017 (included in Exhibit 4.5). (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

10.1*	Registration Rights Agreement dated January 18, 2007, among the Company, the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

10.2*	Purchase Agreement dated as of January 10, 2007, by and among the Company and certain of its subsidiaries named therein, and JPMorgan Securities, Inc., as representative of the several Initial Purchasers named therein (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 29, 2007

10.3

First Amendment to Seventh Restated Credit Agreement, dated as of May 11, 2007, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto.

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

CHAPARRAL ENERGY, INC.

By:	/s/ Mark A. Fischer
Name:	Mark A. Fischer
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph O. Evans
Name:	Joseph O. Evans
Title:	Chief Financial Officer and Executive Vice President
(Principal Financial Officer and
Principal Accounting Officer)

Date:	May 15, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Certificate of Incorporation of Chaparral Energy, Inc. (the “Company”), dated as of September 14, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 (SEC File No. 333-134748), filed on June 6, 2006)

3.2*	Amended and Restated Certificate of Incorporation of the Company, dated as of September 26, 2006. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2006)

3.3*	Bylaws of the Company, dated as of September 14, 2005. (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (SEC File No. 333-134748), filed on June 6, 2006)

3.4*	Amended and Restated Bylaws of the Company, dated as of September 26, 2006. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2006)

4.1*	Form of 8 1/2% Senior Note due 2015 (included in Exhibit 4.2). (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.2*	Indenture, dated as of December 1, 2005, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.3*	First Supplemental Indenture, dated as of August 24, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on August 28, 2006)

4.4*	Second Supplemental Indenture, dated as of October 31, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on November 6, 2006)

4.5*	Indenture dated January 18, 2007, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.6*	Form of 8 7/8% Senior Note due 2017 (included in Exhibit 4.5). (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

10.1*	Registration Rights Agreement dated January 18, 2007, among the Company, the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

10.2*	Purchase Agreement dated as of January 10, 2007, by and among the Company and certain of its subsidiaries named therein, and JPMorgan Securities, Inc., as representative of the several Initial Purchasers named therein (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 29, 2007

10.3

First Amendment to Seventh Restated Credit Agreement, dated as of May 11, 2007, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto.

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