Form 10-Q
period 2006-06-30
Chaparral Energy, Inc.
filed 2007-07-26
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act). (Check one)

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

877,000 shares of the registrant’s Common Stock were outstanding as of July 10, 2007.

CHAPARRAL ENERGY, INC.

EXPLANATORY NOTE

This Form 10-Q includes information previously contained in the registrant’s post-effective amendment on Form S-4 filed with the SEC on August 11, 2006. No securities registered pursuant to such registration statement were issued as of the date of the post-effective amendment or as of the date such post-effective amendment was declared effective.

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

•	Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets

(Dollars in thousands, except share data)	December 31, 2005	June 30, 2006 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,598	$10,817
Accounts receivable, net	42,431	38,175
Inventories	6,788	7,726
Deferred income taxes	23,831	16,372
Prepaid expenses	1,591	765
Derivative instruments	1,016	3,301

Total current assets	77,255	77,156
Property and equipment—at cost, net	22,428	23,600
Oil & gas properties, using the full cost method:
Proved	600,185	693,583
Unproved	10,150	15,322
Accumulated depletion and depreciation	(74,799)	(95,799)

Total oil & gas properties	535,536	613,106
Other assets	12,160	11,978

	$647,379	$725,840

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$44,183	$52,388
Revenue distribution payable	8,858	16,368
Current maturities of long-term debt and capital leases	3,126	3,521
Derivative instruments	63,125	39,463

Total current liabilities	119,292	111,740
Long-term debt and capital leases, less current maturities	118,418	168,719
8 1/2% Senior notes, due 2015	325,000	325,000
Derivative instruments	32,001	17,239
Deferred compensation	645	802
Asset retirement obligation	15,450	16,371
Deferred income taxes	26,406	41,133
Commitments and contingencies (note 7)
Stockholders’ equity:
Common stock, $.01 par value-5,000 shares authorized; 1,000 shares issued and outstanding as of December 31, 2005 and June 30, 2006	1	1
Retained earnings	58,133	73,938
Accumulated other comprehensive loss, net of taxes	(47,967)	(29,103)

	10,167	44,836

	$647,379	$725,840

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of operations

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except share and per share data)	2005 (unaudited)	2006 (unaudited)	2005 (unaudited)	2006 (unaudited)
Revenues:
Oil and gas sales	$42,334	$60,969	$78,483	$122,264
Loss from oil and gas hedging activities	(8,574)	(5,526)	(17,413)	(6,679)

Total revenues	33,760	55,443	61,070	115,585
Costs and expenses:
Lease operating	10,027	16,100	18,663	31,233
Production tax	2,997	4,886	5,648	9,544
Depreciation, depletion and amortization	7,051	12,143	13,302	23,196
General and administrative	1,860	3,250	4,160	6,655

Total costs and expenses	21,935	36,379	41,773	70,628
Operating income	11,825	19,064	19,297	44,957
Non-operating income (expense):
Interest expense	(2,703)	(9,492)	(5,048)	(18,657)
Non-hedge derivative losses	—	(112)	—	(112)
Other income	145	421	318	525

Net non-operating expense	(2,558)	(9,183)	(4,730)	(18,244)
Income from before income taxes and minority interest	9,267	9,881	14,567	26,713
Income tax expense	3,622	3,819	5,659	10,279
Minority interest	—	(71)	—	(71)

Net income	$5,645	$6,133	$8,908	$16,505

Earnings per share
Net income per share (basic and diluted)	$5,645	$6,133	$8,908	$16,505
Weighted average number of shares used in calculation of basic and diluted earnings per share	1,000	1,000	1,000	1,000

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows

	Six months ended June 30,
(Dollars in thousands)	2005 (unaudited)	2006 (unaudited)
Cash flows from operating activities
Net income (loss)	$8,908	$16,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion & amortization	13,302	23,196
Deferred income taxes	5,619	10,287
Unrealized (gain) loss on ineffective portion of hedges	4,447	(10,056)
Non-cash change in fair value of derivative instruments	—	112
Other	65	409
Change in assets and liabilities
Accounts receivable	(1,481)	4,091
Inventories	(71)	(939)
Prepaid expenses and other assets	234	855
Accounts payable and accrued liabilities	5,884	8,189
Revenue distribution payable	938	7,509

Net cash provided by operating activities	37,845	60,158
Cash flows from investing activities
Purchase of property and equipment and oil and gas properties	(71,092)	(105,397)
Proceeds from dispositions of property and equipment and oil and gas properties	338	4,903
Other	54	—

Net cash used in investing activities	(70,700)	(100,494)
Cash flows from financing activities
Proceeds from long-term debt	33,925	52,071
Repayment of long-term debt	(860)	(1,301)
Proceeds from long-term bonds	—	—
Principal payments under capital lease obligations	(376)	(73)
Dividends	(2,709)	(700)
Fees paid related to financing activities	—	(442)

Net cash provided by financing activities	29,980	49,555

Net increase (decrease) in cash and cash equivalents	(2,875)	9,219
Cash and cash equivalents at beginning of period	13,842	1,598

Cash and cash equivalents at end of period	$10,967	$10,817

Supplemental cash flow information
Cash paid (received) during the period for:
Interest, net of capitalized interest	$4,602	$18,282
Income taxes	39	(8)

The accompanying notes are an integral part of these statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated Statements of Cash Flows—(Continued)

Supplemental disclosure of non-cash investing and financing activities

During the six months ended June 30, 2005 and 2006, the Company recorded an asset and related liability of $1,956 and $360, respectively associated with the asset retirement obligation on the acquisition and/or development of oil and gas properties.

Interest of $0 and $404 was capitalized during the six months ended June 30, 2005 and 2006, respectively, primarily related to the acquisition of unproved oil and gas leaseholds.

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

Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the financial information and disclosures required by GAAP. The financial information as of June 30, 2006 and for the three months and six months ended June 30, 2005 and 2006 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2006.

The consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in our Form S-4 registration statement, as amended, filed with the Securities and Exchange Commission which became effective on August 11, 2006.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Chaparral Energy, Inc. and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The loss from operations related to the minority interest of Oklahoma Ethanol, LLC is shown separately in the statement of operations. As the minority interests’ share of the losses has exceeded their equity and there is no obligation for the minority interest holders to fund those losses, the minority interest balance is reported as zero in the consolidated balance sheet and is therefore charged against the Company. If future earnings materialize, the Company will recognize all earnings up to the amount of those losses previously recorded.

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

Inventories

Inventories consist of equipment used in developing oil and gas properties of $5,029 and $5,820 at December 31, 2005 and June 30, 2006, respectively, and product of $1,759 and $1,906 at December 31, 2005 and June 30, 2006, respectively. Equipment inventory is carried at the lower of cost or market using the specific identification method. Product inventories are stated at the lower of production cost or market.

Recently Issued Accounting Standards

The FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, in February 2006. SFAS No. 155 addresses accounting for beneficial interests in securitized financial instruments. The guidance allows fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation and clarifies which interest-only and principal-only strips are not subject to SFAS No. 133. SFAS No. 155 also established a requirement to evaluate interests in securitized financial assets to identify any interests that are either freestanding derivatives or contain an embedded derivative requiring bifurcation. The statement is effective for all financial instruments issued or acquired after the beginning of the first fiscal year that begins after September 15, 2006. Management does not expect this statement will have a material impact on our financial position, results of operations or cash flows.

In June 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 on January 1, 2007 and are currently reviewing this new standard to determine its effects, if any, on our financial position, results of operations or cash flows.

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

	December 31, 2005	June 30, 2006
Derivative assets (liabilities):
Gas swaps	$(60,158)	$(9,634)
Oil swaps	(33,952)	(43,655)
Natural gas basis differential swaps	—	(112)

	$(94,110)	$(53,401)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Reclassification of settled contracts	$(8,494)	$(8,190)	$(12,966)	$(16,735)
Gain (loss) on ineffective portion of derivatives qualifying for hedge accounting	(80)	2,664	(4,447)	10,056

	$(8,574)	$(5,526)	$(17,413)	$(6,679)

Based upon market prices at June 30, 2006 the Company expects to charge $19,815 of the balance in accumulated other comprehensive loss to income during the next 12 months when the forecasted transactions actually occur. All forecasted transactions hedged as of June 30, 2006 are expected to be settled by December 2008.

The changes in fair value and settlement of derivative contracts that do not qualify as hedges in accordance with SFAS 133 are recognized as non-hedge derivative losses. Non-hedge derivative losses for the three and six months ended June 30, 2006 related unrealized losses of $112 on natural gas basis differential contracts.

Hedge settlement payments of $8,088 and $5,480 were included in accounts payable and accrued liabilities at December 31, 2005 and June 30, 2006, respectively.

Note 3: Asset Retirement Obligation

The Company’s asset retirement obligations relate to estimated future plugging and abandonment expenses or disposal of its oil and gas properties and related facilities. These obligations to abandon and restore properties are based upon estimated future costs which may change based upon future inflation rates and changes in statutory remediation rules. The following table provides a summary of the Company’s asset retirement obligations for the six months ended June 30, 2006:

Six Months Ended June 30, 2006
Beginning balance	$15,796
Liabilities incurred in current period	360
Liabilities settled in current period	(113)
Accretion expense	687

$16,730
Less current portion	359

$16,371

Note 4: Long-term debt

Long-term debt at December 31, 2005 and June 30, 2006 consisted of the following:

	December 31, 2005	June 30, 2006
Revolving credit line with banks (1)	$109,000	$159,000
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 6.04% to 7.77%, due July 2006 through May 2017; collateralized by real property	6,942	6,968
Installment notes payable, principal and interest payable quarterly in varying amounts, non-interest bearing (discounted at 5.6% at December 31, 2005 and June 30, 2006, respectively), due July 2006 through December 2007	1,764	1,542
Non-interest bearing forgivable government loan (2)	—	250
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.62% to 8.61%, due January 2006 through May 2011; collateralized by automobiles, machinery and equipment	3,501	4,217

	121,207	171,977
Less current maturities	2,991	3,404

	$118,216	$168,573

(1)	In 2005, the Company entered into a Sixth Restated Credit Agreement, which provides for a revolving credit line equal to the lesser of $450,000 or the borrowing base. The borrowing base has been determined based on reserve value, among other factors. Under the Sixth Restated Credit Agreement, the borrowing base was $172,500 at December 31, 2005, matured in June 2009 and interest was paid at least every three months on $94,000 and $15,000 based upon various LIBOR options as of December 31, 2005 (effective rate of 5.94% and 5.88%, respectively). Effective May 25, 2006, the borrowing base was adjusted to $200,000. Interest is paid at least every three months on $159,000 based upon LIBOR as of June 30, 2006 (effective rate of 7.19%) The credit line is collateralized by the Company’s oil and gas properties. The agreement has certain negative and affirmative covenants that require, among other things, maintaining financial covenants for current and debt service ratios and financial reporting. The Company believes it was in compliance with the financial covenants at June 30, 2006.
(2)	A local economic development authority has issued a non-interest bearing note payable to Oklahoma Ethanol, L.L.C., a 67% owned unrestricted subsidiary of the Company, as incentive for the construction and operation of an ethanol plant. The note bears no interest and matures June 2012. The economic development authority will forgive payment of the note upon its maturity if certain requirements are met by June 2009 and maintained for three subsequent years, as set forth by the agreement.

Note 5: Related Party Transactions

Prior to the September 30, 2005 acquisition of the 99% limited partner’s interest, the Company managed, administered and operated the properties and business and affairs of CEI-Bristol Acquisition, L.P. (“CEI-Bristol”). The Company acted as operator of certain partnership wells and received overhead reimbursements as provided for in operating agreements. Fees received for these overhead reimbursements were $257 and $501 for the three and six months ended June 30, 2005, respectively. Additionally, the Company was compensated for management services provided to CEI Bristol through a management fee. Management fees earned by the Company were $34 and $76 for the three and six months ended June 30, 2005, respectively.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes compensation costs for all phantom units granted prior to, but not yet vested as of January 1, 2006 and phantom units granted subsequent to January 1, 2006, based on the fair value estimated in accordance with SFAS No. 123(R). Since the phantom units are liability awards, fair value of the units is remeasured at the end of each reporting period until settlement. Prior to the settlement, the cost is recognized proportionately over the employees’ requisite service period, and once that period is over and the awards are fully vested, participants are paid the value of their phantom units in cash immediately. Results for prior periods have not been restated and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123(R) under the modified-prospective method. The Company recognized deferred compensation expense of $50 and $160 resulting in a reduction in net income of $31 and $98 for the three and six months ended June 30, 2006, respectively.

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

A summary of the Company’s phantom unit activity as of December 31, 2005, and changes during the first six months of fiscal year 2006 is presented in the following table:

	Fair Value	Phantom Units	Weighted average remaining contract term	Aggregate intrinsic value
	(Per unit)
Unvested and total outstanding at December 31, 2005	$17.89	164,906
Granted	$17.89	21,357
Vested	$17.89	(52)
Forfeited	$17.89	(21,575)

Unvested and total outstanding at June 30, 2006	$17.69	164,636	5.14	$2,912

Upon vesting, the Company is required to redeem all units. Accordingly, the contract term and the vesting period are the same. There are no vested units as of June 30, 2006.

The fair value of each unit award is estimated on the date of grant and subsequently remeasured at the end of each reporting period using the Black-Scholes option pricing model. The assumptions used for the six months ended June 30, 2006 are as follows:

Dividend yield	0.0%
Volatility	81.0%
Risk-free interest rate	5.11%
Expected life (in years)	4.50-6.50

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

As of June 30, 2006, there was approximately $2,110 of total unrecognized compensation cost related to unvested phantom units that is expected to be recognized over a weighted-average period of 5.14 years.

Note 7: Commitments and Contingencies

Standby letters of credit (“Letters”) available under the revolving credit line are used in lieu of surety bonds with various city, state and federal agencies for liabilities relating to the operation of oil and gas properties. The Company had various Letters outstanding totaling $990 and $1,010 as of December 31, 2005 and June 30, 2006, respectively. Interest on each Letter accrues at the lender’s prime rate (effective rate of 8.25% at June 30, 2006) for all amounts paid by the lenders under the Letters. No interest was paid by the Company on the Letters during the three and six months ended June 30, 2005 and 2006.

Various claims and lawsuits, incidental to the ordinary course of business, are pending both for and against the Company. In the opinion of management, all matters are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Note 8: Comprehensive Income

Components of comprehensive income (loss), net of related tax, are as follows for the three and six months ended June 30, 2005 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Net income	$5,645	$6,133	$8,908	$16,505
Unrealized gain (loss) on hedges	(27,913)	(1,984)	(59,370)	8,592
Reclassification adjustment for hedge losses included in net income	5,213	5,027	7,958	10,272

Comprehensive income (loss)	$(17,055)	$9,176	$(42,504)	$35,369

Note 9: Subsequent Events

The Company paid a dividend on July 3, 2006 of $350.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Net income increased 9% and 85% for the three and six months ended June 30, 2006, respectively over the comparative period in 2005. Production volumes increased 32% and 33% for the three and six months ended June 30, 2006, respectively, over the comparative period in 2005. Net cash provided by operating activities increased 59% to $60.2 million for the first six months of 2006.

We have an active hedging program in which we hedge up to five years of our existing forecasted proved developed production on a discretionary basis. We primarily use commodity swaps to mitigate commodity market fluctuations. Our gain (loss) from oil and gas hedging activities declined $3.0 million and $10.7 million for the three and six months ended June 30, 2006, respectively, over the comparative period in 2005, primarily as a result of lower NYMEX forward strip prices at June 30, 2006 and overall higher priced hedged positions. As of June 30, 2006, we have hedged approximately 2.2 MMBbls and 17,970 MMCf of our anticipated crude oil and natural gas production through the year 2008.

We have established a $210.0 million oil and gas property capital expenditure budget for 2006. Through June 2006, we spent $94.0 million on exploratory and development activities and approximately $11.8 million on acquisitions.

Results of Operations

Comparison of Three Months ended June 30, 2006 to Three Months ended June 30, 2005.

Oil and gas sales. Oil and gas sales before losses from hedging activity for the three months ended June 30, 2006 increased $18.6 million, or 44%, from the same period in 2005. The increase was due to average realized prices being 9% higher in the three months ended June 30, 2006, an increase of 32% in production volumes compared to the same period in 2005, and the favorable settlement of a disputed ownership interest in a non-operated property which resulted in the recognition of approximately $2.7 million in revenue. The average prices received for oil increased 32% to $65.47 per barrel and for gas decreased 2% to $6.02 per Mcf in the three months ended June 30, 2006 compared to the same period in 2005.

Our loss from oil and gas hedging activities in the three months ended June 30, 2006 decreased by $3.0 million from the same period in 2005. As a result of lower NYMEX forward strip prices at June 30, 2006, hedge ineffectiveness resulted in a gain of $2.7 million in the three months ended June 30, 2006 compared to a loss of $0.1 million in the same period of 2005. Hedge settlement losses decreased $0.3 million due to lower gas prices and higher average priced hedge contracts offset by increased production. The effect of our hedging program decreased average realized prices $0.68 per Mcfe in the three months ended June 30, 2006 compared to a decrease of $1.40 per Mcfe in the same period of 2005.

Production volumes increased 32% (1,980 MMcfe) in the three months ended June 30, 2006 compared to the same period in 2005 primarily due to the addition of volumes from acquisitions, our expanded drilling program, enhancements of our existing properties, and the favorable settlement of a disputed ownership interest that resulted in the one-time recognition of 393 mmcf, or 20% of the increase over the comparative period, for production from May 2005 to April 2006. Production volumes during the three months ended June 30, 2006 increased compared to the same period in 2005 by 23% (1,016 MMcfe) in the Mid-Continent, 23% (168 MMcfe) in the Permian Basin, 87% (453 MMcfe) in East Texas, 152% (237 MMcfe) in the Gulf Coast, 32% (58 MMcfe) in North Texas, and 26% (48 MMcfe) in the Rocky Mountains.

Lease operating expenses. Lease operating expenses during the three months ended June 30, 2006 increased $6.1 million, or 61%, compared to the same period in 2005 due to increases in the number of net producing wells and higher oilfield service costs. We incurred $1.8 million of costs associated with workovers in the three months ended June 30, 2006 compared to $1.4 million in the same period in 2005. On a per unit basis, lease operating expenses increased $0.35 per Mcfe primarily due to higher field level costs.

Production taxes. Production taxes, which include ad valorem taxes, are paid primarily based on oil and gas sales prices and increased during the three months ended June 30, 2006 by $1.9 million compared to the same period in 2005. This increase was caused by an 9% increase in prices and a 32% increase in oil and gas production. We also incurred $0.7 million in additional ad valorem taxes in the three months ended June 30, 2006 compared to the same period in 2005 due to an increased number of net wells and higher assessed property values. On a per Mcfe basis, production taxes increased from $0.49 to $0.60 due primarily to higher prices.

Depreciation, depletion and amortization (DD&A). DD&A increased during the three months ended June 30, 2006 by $5.1 million, or 72%, compared to the same period in 2005 primarily due to an increase in DD&A on oil and gas properties of $4.9 million. For oil and gas properties, $2.7 million of the increase was due to higher production volumes in 2006 and $2.2 million was due to an increase in the DD&A rate per equivalent unit of production. Our DD&A rate per equivalent unit of production increased by $0.36 to $1.36 per Mcfe primarily due to estimated higher future development costs for proved undeveloped reserves.

General and administrative expenses (G&A). G&A expense increased during the three months ended June 30, 2006 by $1.4 million, or 75%, compared to the same period in 2005. The increase is due primarily to an increase in our office staff and related requirements caused by the increase in our level of activity. G&A expense is net of $2.0 million in the three months ended June 30, 2006 and $1.5 million in the same period in 2005 capitalized as part of our exploration and development activities. On a per unit basis, G&A expense increased from $0.30 per Mcfe in the three months ended June 30, 2005 to $0.40 per Mcfe in the three months ended June 30, 2006.

Interest expense. Interest expense increased during the three months ended June 30, 2006 by $6.8 million, or 251%, compared to the same period in 2005 primarily as a result of the issuance of our 8 1/2% Senior Notes on December 1, 2005.

Comparison of Six Months ended June 30, 2006 to Six Months ended June 30, 2005.

Oil and gas sales. Oil and gas sales before losses from hedging activity for the six months ended June 30, 2006 increased $43.8 million, or 56%, from the same period in 2005. The increase was due to average realized prices being 17% higher in the first six months of 2006, an increase of 33% in production volumes compared to the same period in 2005, and the favorable settlement of a disputed ownership interest in a non-operated property which resulted in the recognition of approximately $2.7 million in revenue. The average prices received for oil increased 29% to $62.56 per barrel and for gas increased 11% to $6.61 per Mcf in the first six months of 2006 compared to the same period in 2005.

Our loss from oil and gas hedging activities in the first six months of 2006 decreased by $10.7 million from the first six months of 2005. As a result of lower NYMEX forward strip prices at June 30, 2006 compared to December 31, 2005, hedge ineffectiveness resulted in a gain of $10.1 million in the first six months of 2006 compared to a loss of $4.5 million in the same period of 2005. Hedge settlement losses increased $3.8 million due to increased prices and production volumes. The effect of our hedging program decreased average realized prices $0.43 per Mcfe in the first six months of 2006 compared to a decrease of $1.49 per Mcfe in the first six months of 2005.

Production volumes increased 33% (3,860 MMcfe) in the first six months of 2006 compared to the same period in 2005 primarily due to the addition of volumes from acquisitions, our expanded drilling program, enhancements of our existing properties, and the favorable settlement of a disputed ownership interest that resulted in the one-time recognition of 393 mmcf, or 10% of the increase over the comparative period, for production from May 2005 to April 2006. Production volumes during the first six months of 2006 increased compared to the same period in 2005 by 20% (1,700 MMcfe) in the Mid-Continent, 31% (433 MMcfe) in the Permian Basin, 97% (990 MMcfe) in East Texas, 154% (469 MMcfe) in the Gulf Coast, 19% (73 MMcfe) in North Texas, and 73% (195 MMcfe) in the Rocky Mountains.

Lease operating expenses. Lease operating expenses during the first six months of 2006 increased $12.6 million, or 67%, compared to the same period in 2005 due to increases in the number of net producing wells and higher oilfield service costs. We incurred $3.8 million of costs associated with workovers in the first six months of 2006 compared to $2.2 million in the same period in 2005. On a per unit basis, lease operating expenses increased $0.41 per Mcfe primarily due to higher field level costs.

Production taxes. Production taxes, which include ad valorem taxes, are paid primarily based on oil and gas sales prices and increased during the first six months of 2006 by $3.9 million compared to the same period in 2005. This increase was caused by a 17% increase in prices and a 33% increase in oil and gas production. We also incurred $0.7 million in additional ad valorem taxes in the first six months of 2006 compared to the same period in 2005 due to an increased number of net wells and higher assessed property values. On a per Mcfe basis, production taxes increased from $0.48 to $0.61 due primarily to higher prices.

Depreciation, depletion and amortization (DD&A). DD&A increased during the first six months of 2006 by $9.9 million, or 74%, compared to the same period in 2005 primarily due to an increase in DD&A on oil and gas properties of $9.5 million. For oil and gas properties, $5.2 million of the increase was due to higher production volumes in 2006 and $4.3 million was due to an increase in the DD&A rate per equivalent unit of production. Our DD&A rate per equivalent unit of production increased by $0.37 to $1.35 per Mcfe primarily due to estimated higher future development costs for proved undeveloped reserves.

General and administrative expenses (G&A). G&A expense increased during the first six months of 2006 by $2.5 million, or 60%, compared to the same period in 2005. The increase is due primarily to an increase in our office staff and related requirements caused by the increase in our level of activity. G&A expense is net of $4.2 million in the first six months of 2006 and $2.8 million in the first six months of 2005 capitalized as part of our exploration and development activities. On a per unit basis, G&A expense increased from $0.36 per Mcfe in the first six months of 2005 to $0.43 per Mcfe in the first six months of 2006.

Interest expense. Interest expense increased during the first six months of 2006 by $13.6 million, or 270%, compared to the same period in 2005 primarily as a result of the issuance of our 8 1/2% Senior Notes on December 1, 2005.

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

The net increase in cash is summarized as follows:

	Six Months Ended June 30,
(dollars in thousands)	2005	2006
Cash flows provided by operating activities	$37,845	$60,158
Cash flows used in investing activities	(70,700)	(100,494)
Cash flows provided by financing activities	29,980	49,555

Net increase (decrease) in cash during the period	$(2,875)	$9,219

Sources and uses of cash. Substantially all of our cash flow from operating activities is from the production and sale of oil and gas, reduced or increased by associated hedging activities. For the six months ended June 31, 2006, net cash provided from operations increased 59% from the same period in the prior year and provided approximately 60% of our net cash outflows used in investing activities. The increase is due primarily to an increase in oil and gas sales revenue, partially offset by higher operating and interest expenses.

We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. Cash flow from operating activities and debt financing were primarily used during the first six months of 2006 to fund $109.2 million in cash expenditures for capital and exploration projects and property acquisitions.

Our actual capital expenditures for oil and gas properties are detailed below:

(dollars in thousands)	Six Months Ended June 30, 2006	Percent of Total
Development activities:
Developmental drilling	$65,212	61.6%
Enhancements	16,465	15.6%
Tertiary recovery	7,682	7.3%
Acquisitions:
Proved properties	8,873	8.4%
Unproved properties	2,950	2.8%
Exploration activities	4,612	4.3%

Total	$105,794	100.0%

In addition to the capital expenditures for oil and gas properties, we spent approximately $3.4 million for the acquisition and construction of new office and administrative facilities and equipment during the first six months of 2006.

During the first six months of 2006, we borrowed $50.0 million under our revolving credit facility.

As of June 30, 2006, we had cash and cash equivalents of $10.8 million and long-term debt obligations of $497.2 million.

Our credit facility. As of June 30, 2006, we had $159.0 million outstanding under our Credit Agreement and the borrowing base was $200.0 million.

Our Credit Agreement requires us to maintain a Current Ratio, as defined in our Credit Agreement, of not less than 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with generally accepted accounting principles. Since compliance with financial covenants is a material requirement under our Credit Agreement, we consider the current ratio calculated under our Credit Agreement to be a useful measure of our liquidity because it includes the funds available to us under our Credit Agreement and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At December 31, 2005 and June 30, 2006, our current ratio as computed using generally accepted accounting principles was 0.65 and 0.69, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 2.05 and 1.39, respectively. The following table reconciles our current assets and current liabilities using generally accepted accounting principles to the same items for purposes of calculating the current ratio for our loan compliance:

(dollars in thousands)	December 31, 2005	June 30, 2006
Current assets per GAAP	$77,255	$77,156
Plus—Availability under Credit Agreement	62,500	39,991
Less—Deferred tax asset on hedges and asset retirement obligation	(24,057)	(14,099)
Less—Short-term derivative instruments	(1,016)	(3,301)

Current assets as adjusted	$114,682	$99,747

Current liabilities per GAAP	$119,292	$111,740
Less—Short-term derivative instruments	(63,125)	(39,463)
Less—Short-term asset retirement obligation	(346)	(359)

Current liabilities as adjusted	$55,821	$71,918

Current ratio for loan compliance	2.05	1.39

We entered into a Sixth Restated Credit Agreement, which we refer to as our Credit Agreement, on June 22, 2005 which provides for a $450.0 million maximum commitment amount, is secured by our oil and gas properties and matures on June 22, 2009. Availability under our Credit Agreement is subject to a borrowing base set by the banks semi-annually on June 1 and December 1 of each year. In addition, the banks may request a borrowing base redetermination once every six months. If the outstanding borrowings under our Credit Agreement were to exceed the borrowing base as a result of a redetermination, we would be required to eliminate this excess. Within 10 days after receiving notice of the new borrowing base, we would be required to make an election: (1) to repay a portion of our bank borrowings in the amount of the excess either in a lump sum within 30 days or in equal monthly installments over a six-month period, (2) to submit within 90 days additional oil and gas properties we own for consideration in connection with the determination of the borrowing base sufficient to eliminate the excess or (3) to eliminate the excess through a combination of repayments and the submission of additional oil and gas properties within 90 days. Prior to the acquisition of CEI Bristol, the borrowing base was increased from $235.0 million to $270.0 million on September 30, 2005. At September 30, 2005 we had an outstanding balance of $243.5 million under our Credit Agreement, and the borrowing base was $270.0 million. The borrowing base under our Credit Agreement was reduced from $270.0 million to $172.5 million as a result of our additional debt issued in the offering of our 8 1/2% Senior Notes on December 1, 2005.

Borrowings under our Credit Agreement are made, at our option, as either Eurodollar loans or Alternate Base Rate, or ABR, loans. At June 30, 2006 all of our borrowings were Eurodollar loans.

Interest on Eurodollar loans is computed at LIBOR, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in the agreement, plus a margin where the margin varies from 1.25% to 2.50% depending on the utilization percentage of the conforming borrowing base. At June 30, 2006, the LIBOR rate was 5.33%, the Statutory Reserve Rate multiplier was 100% and the applicable margin and commitment fee together were 2.14% resulting in an effective interest rate of 7.47% for Eurodollar borrowings. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.

Interest on the ABR loans is computed as the greater of (1) the Prime Rate, as defined in our Credit Agreement, or (2) the Federal Funds Effective Rate plus 1/2 of 1%; plus a margin where the margin varies from 0.00% to 0.50% depending on the utilization percentage of the borrowing base. At June 30, 2006, the applicable rate was 8.25% and the applicable margin was 0.25% resulting in an effective interest rate of 8.50% for ABR borrowings. Interest payments on ABR borrowings are due the last day of each March, June, September and December.

Commitment fees of 0.25% to 0.375% accrue on the unused portion of the borrowing base amount, depending on the utilization percentage, and are included as a component of interest expense. We have the right to make prepayments of the borrowings at any time without penalty or premium.

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

We believe we are in compliance with all covenants under the Credit Agreement as of June 30, 2006.

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

Oil and gas prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and gas prices with any degree of certainty. Sustained declines in oil and gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our Credit Agreement and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our six months ended June 30, 2006 production, our gross revenues from oil and gas sales would change approximately $1.0 million for each $0.10 change in gas prices and $0.8 million for each $1.00 change in oil prices.

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

Our outstanding oil and natural gas derivative instruments as of June 30, 2006 are summarized below:

	Natural Gas			Crude Oil
	Volume MMcf	Weighted average fixed price to be received	Percent of PDP production hedged(1)	Volume MBbl	Weighted average fixed price to be received	Percent of PDP production(1)
2Q 2006	3,330	7.06	71.6%	315	45.00	76.9%
4Q 2006	2,910	8.04	65.8%	303	47.80	77.1%
1Q 2007	2,610	8.61	61.8%	279	49.93	74.1%
2Q 2007	2,610	7.04	64.5%	276	50.08	75.6%
3Q 2007	2,610	7.05	68.7%	267	54.65	79.9%
4Q 2007	1,410	8.67	38.5%	219	59.92	67.9%
1Q 2008	960	10.07	27.3%	177	65.26	57.5%
2Q 2008	870	8.10	25.6%	177	64.87	59.0%
3Q 2008	510	8.21	15.5%	142	64.79	48.5%
4Q 2008	150	8.92	4.7%	58	66.76	20.3%

	17,970			2,213

(1)	Based on our most recent internally estimated PDP production for such periods.

Interest rates. All of the outstanding borrowings under our Credit Agreement as of June 30, 2006 are subject to market rates of interest as determined from time to time by the banks. We may designate borrowings under our Credit Agreement as either ABR loans or Eurodollar loans. ABR loans bear interest at a fluctuating rate that is linked to the discount rate established by the Federal Reserve Board. Eurodollar loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $200.0 million, equal to our borrowing base, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $2.0 million.

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

As of June 30, 2006, our total debt was $497.2 million and our total book capitalization was $542.1 million. Our maximum commitment amount and the borrowing base under our Credit Agreement was $450.0 million and $200.0 million, respectively. We may incur additional debt, including significant secured indebtedness, in order to make future acquisitions, to develop our properties or for other purposes, and we expect to continue to be highly leveraged in the foreseeable future.

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

If an event of default occurs under our Credit Agreement or our 8 1 /2% Senior Notes, the lenders or noteholders may declare the principal of, premium, if any, accrued and unpaid interest, and liquidated damages, if any, on such indebtedness to be due and payable.

We may not have sufficient funds to repay bank borrowings if required as a result of a borrowing base redetermination.

Availability under our Credit Agreement is subject to a borrowing base set by the banks semi-annually on June 1 and December 1 of each year. In addition, the banks may request a borrowing base redetermination once every six months. If the outstanding borrowings under our Credit Agreement were to exceed the borrowing base as a result of a redetermination, we would be required to eliminate this excess. Within 10 days after receiving notice of the new borrowing base, we would be required to make an election: (1) to repay a portion of our bank borrowings in the amount of the excess either in a lump sum within 30 days or in equal monthly installments over a six-month period, (2) to submit within 90 days additional oil and gas properties we own for consideration in connection with the determination of the borrowing base sufficient to eliminate the excess or (3) to eliminate the excess through a combination of repayments and the submission of additional oil and gas properties within 90 days. If we are forced to repay a portion of our bank borrowings, we may not have sufficient funds to make such repayments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

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

Drilling activities are subject to many risks, including the risk that commercially productive reservoirs will not be encountered. We cannot assure you that new wells drilled by us will be productive or that we will recover all or any portion of our investment in such wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that oil or natural gas is present or may be produced economically. Seismic imaging is an imaging tool used by geologists to generate an interpretation of certain geological structures, and different geologists may have materially different interpretations of the same seismic data. Drilling for oil and natural gas often involves unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net reserves to return a profit at then realized prices after deducting drilling, operating and other costs. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Further, our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including:

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

To reduce our exposure to decreases in the price of oil and natural gas, we may use fixed-price swaps, collars and option contracts traded on the New York Mercantile Exchange, or NYMEX, over-the-counter options and price and basis swaps with other natural gas merchants and financial institutions or other similar transactions. Under our current hedging policy, we may hedge up to 80% of our anticipated monthly production for a maximum three-year period. As of June 30, 2006, we had hedged 17,970 MMcf and 2,213 MBbl of our natural gas and oil production for 2006 through 2008 at average monthly prices ranging from $6.97 to $10.15 per Mcf of natural gas and $42.43 to $67.88 per Bbl of oil. The fair value of our oil and natural gas derivative instruments outstanding as of June 30, 2006 was a liability of approximately $53.4 million. Hedging arrangements expose us to risk of financial loss in some circumstances, including when:

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

All of the outstanding borrowings under the Credit Agreement as of June 30, 2006 are subject to market rates of interest as determined from time to time by the banks. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $200.0 million, equal to our borrowing base, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $2.0 million.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1*	Certificate of Incorporation of Chaparral Energy, Inc. (the “Company”), dated as of September 14, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 (SEC File No. 333-134748), filed on June 6, 2006)

3.2*	Bylaws of the Company, dated as of September 14, 2005. (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (SEC File No. 333-134748), filed on June 6, 2006)

4.1*	Form of 8 1/2% Senior Note due 2015 (included in Exhibit 4.2). (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.2*	Indenture, dated as of December 1, 2005, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

Exhibit No.	Description
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPARRAL ENERGY, INC.

By:	/s/ Mark A. Fischer
Name:	Mark A. Fischer
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph O. Evans
Name:	Joseph O. Evans
Title:	Chief Financial Officer and Executive Vice President
(Principal Financial Officer and
Principal Accounting Officer)

Date:	July 26, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Certificate of Incorporation of Chaparral Energy, Inc. (the “Company”), dated as of September 14, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 (SEC File No. 333-134748), filed on June 6, 2006)

3.2*	Bylaws of the Company, dated as of September 14, 2005. (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (SEC File No. 333-134748), filed on June 6, 2006)

4.1*	Form of 8 1/2% Senior Note due 2015 (included in Exhibit 4.2). (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.2*	Indenture, dated as of December 1, 2005, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

Exhibit No.	Description
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference