Form 10-Q
period 2007-06-30
Chaparral Energy, Inc.
filed 2007-08-13
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

877,000 shares of the registrant’s Common Stock were outstanding as of August 10, 2007.

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

•	Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets

(Dollars in thousands, except share data)	December 31, 2006	June 30, 2007 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,803	$10,259
Accounts receivable, net	62,728	70,256
Inventories	7,505	22,516
Deferred income taxes	968	3,937
Prepaid expenses	4,260	4,008
Derivative instruments	7,599	994

Total current assets	91,863	111,970
Property and equipment—at cost, net	31,809	40,658
Oil & gas properties, using the full cost method:
Proved	1,254,230	1,371,228
Unproved	18,299	24,663
Accumulated depletion and depreciation	(121,859)	(159,519)

Total oil & gas properties	1,150,670	1,236,372
Funds held in escrow	23,385	7,064
Other assets	33,708	38,735

	$1,331,435	$1,434,799

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$71,075	$100,089
Revenue distribution payable	17,249	17,372
Current maturities of long-term debt and capital leases	3,555	4,718
Derivative instruments	12,376	13,593

Total current liabilities	104,255	135,772
Long-term debt and capital leases, less current maturities	647,717	399,422
Senior notes, net	325,000	647,404
Derivative instruments	2,300	29,920
Deferred compensation	771	1,461
Asset retirement obligations	27,377	28,647
Deferred income taxes	46,151	35,666
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 3,000,000 shares authorized; 877,000 shares issued and outstanding as of December 31, 2006 and June 30, 2007	9	9
Additional paid in capital	100,918	100,918
Retained earnings	80,883	76,909
Accumulated other comprehensive loss, net of taxes	(3,946)	(21,329)

	177,864	156,507

	$1,331,435	$1,434,799

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of operations

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except share and per share data)	2006 (unaudited)	2007 (unaudited)	2006 (unaudited)	2007 (unaudited)
Revenues:
Oil and gas sales	$60,969	$85,430	$122,264	$158,308
Loss from oil and gas hedging activities	(5,526)	(2,415)	(6,679)	(6,500)
Service company sales	—	5,914	—	5,914

Total revenues	55,443	88,929	115,585	157,722
Costs and expenses:
Lease operating	16,100	25,198	31,233	50,802
Production tax	4,886	5,942	9,544	11,462
Depreciation, depletion and amortization	12,143	21,306	23,196	41,021
General and administrative	3,250	4,655	6,655	10,184
Service company expenses	—	5,062	—	5,062

Total costs and expenses	36,379	62,163	70,628	118,531
Operating income	19,064	26,766	44,957	39,191
Non-operating income (expense):
Interest expense	(9,492)	(21,616)	(18,657)	(42,293)
Non-hedge derivative losses	(112)	(3,118)	(112)	(3,829)
Other income	421	229	525	467

Net non-operating expense	(9,183)	(24,505)	(18,244)	(45,655)
Income (loss) from before income taxes and minority interest	9,881	2,261	26,713	(6,464)
Income tax expense (benefit)	3,819	881	10,279	(2,490)
Minority interest	(71)	—	(71)	—

Net income (loss)	$6,133	$1,380	$16,505	$(3,974)

Earnings per share
Net income (loss) per share (basic and diluted)	$7.91	$1.57	$21.30	$(4.53)
Weighted average number of shares used in calculation of basic and diluted earnings per share	775,000	877,000	775,000	877,000

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows

	Six months ended June 30,
(Dollars in thousands)	2006 (unaudited)	2007 (unaudited)
Cash flows from operating activities
Net income (loss)	$16,505	$(3,974)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion & amortization	23,196	41,021
Deferred income taxes	10,287	(2,488)
Unrealized (gain) loss on ineffective portion of hedges	(10,056)	4,128
Non-cash change in fair value of derivative instruments	112	3,829
Other	409	1,388
Change in assets and liabilities
Accounts receivable	4,091	(438)
Inventories	(939)	669
Prepaid expenses and other assets	855	1,267
Accounts payable and accrued liabilities	8,189	23,699
Revenue distribution payable	7,509	122

Net cash provided by operating activities	60,158	69,223
Cash flows from investing activities
Purchase of property and equipment and oil and gas properties	(105,397)	(114,330)
Acquisition of businesses including funds released from escrow, net of cash acquired	—	(37,275)
Proceeds from dispositions of property and equipment and oil and gas properties	4,903	242
Cash in escrow	—	16,395
Other	—	(419)

Net cash used in investing activities	(100,494)	(135,387)
Cash flows from financing activities
Proceeds from long-term debt	52,071	54,702
Repayment of long-term debt	(1,301)	(301,767)
Proceeds from long-term bonds	—	322,329
Principal payments under capital lease obligations	(73)	(87)
Dividends	(700)	—
Settlement of derivative instruments acquired	—	(448)
Fees paid related to financing activities	(442)	(7,109)

Net cash provided by financing activities	49,555	67,620

Net increase in cash and cash equivalents	9,219	1,456
Cash and cash equivalents at beginning of period	1,598	8,803

Cash and cash equivalents at end of period	$10,817	$10,259

Supplemental cash flow information
Cash paid during the period for:
Interest, net of capitalized interest	$18,686	$24,521
Income taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated Statements of Cash Flows—(Continued)

Supplemental disclosure of non-cash investing and financing activities

During the six months ended June 30, 2007, the Company entered into a capital lease obligation of $21 for the purchase of machinery and equipment and recorded non-cash additions to oil and gas properties of $1,001.

During the six months ended June 30, 2006 and 2007, the Company recorded an asset and related liability of $360 and $118, respectively, associated with the asset retirement obligation on the acquisition and/or development of oil and gas properties.

Interest of $404 was capitalized during the six months ended June 30, 2006 primarily related to the acquisition of unproved oil and gas leaseholds. During the six months ended June 30, 2007, interest of $733 and $10 was capitalized related to the acquisition of unproved oil and gas leaseholds and the construction of the Company’s office building, respectively.

Chaparral Energy, Inc. and subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands, unless otherwise noted)

Note 1: Nature of operations and summary of significant accounting policies

Chaparral Energy, Inc. and subsidiaries, (collectively, “we”, “our”, “us”, or the “Company”) is involved in the acquisition, exploration, development, production and operation of oil and gas properties. Properties are located primarily in Oklahoma, Texas, New Mexico, Louisiana, Arkansas, Montana and Wyoming. Beginning in April 2007, the Company expanded its operations to include oil and gas services through the acquisition of Green Country Supply, Inc. (“GCS”). GCS provides oilfield supplies, oilfield chemicals, downhole electric submersible pumps and related services to oil and gas operators primarily in Oklahoma, Texas, and Wyoming.

Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the financial information and disclosures required by GAAP. The financial information as of June 30, 2007 and for the three months and six months ended June 30, 2006 and 2007 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2007.

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

Inventories

Inventories are comprised of equipment used in developing oil and gas properties, oil and gas production inventories, and equipment for resale. Equipment inventory and inventory for resale are carried at the lower of cost or market using the specific identification method and average cost method, respectively. Oil and gas product inventories are stated at the lower of production cost or market. The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory. Inventories at December 31, 2006 and June 30, 2007 consist of the following:

	December 31, 2006	June 30, 2007
Equipment inventory	$4,832	$4,407
Oil and gas product	2,673	2,824
Service company inventory for resale	—	15,285

	$7,505	$22,516

Funds held in escrow

The Company has funds held in escrow that are restricted as to withdrawal or usage. The restricted amounts consisted of the following:

	December 31, 2006	June 30, 2007
Title defect escrow from acquisition	$21,795	$374
Plugging and abandonment escrow	1,590	1,612
Post closing adjustment escrow from acquisition	—	5,078

	$23,385	$7,064

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

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, we recognized no material adjustment in our tax liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had approximately $100 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At June 30, 2007, the unrecognized tax benefit amount was unchanged from adoption.

If applicable, we would recognize interest and penalties related to uncertain tax positions in interest expense. As of June 30, 2007, we have not accrued interest related to uncertain tax positions due to overpayments.

The tax years 1998-2006 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS No. 157 as of January 1, 2008 and is currently evaluating the impact, if any, that SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” which provides entities with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company will adopt SFAS No. 159 as of January 1, 2008 and is currently evaluating the impact, if any, that SFAS No. 159 will have on its consolidated financial statements.

Note 2: Acquisition of Green Country Supply, Inc.

On April 16, 2007, the Company acquired all of the outstanding shares of common stock of Green Country Supply, Inc. (“GCS”) for an aggregate cash purchase price of $25,000, subject to certain post-closing adjustments. The purchase price was paid in cash and financed through the Company’s existing line of credit. GCS was owned by the former shareholders of Calumet Oil Company and provides oilfield supplies, oilfield chemicals, downhole electric submersible pumps and related services to oil and gas operators primarily in Oklahoma, Texas, and Wyoming. As a result of the acquisition, GCS became a wholly-owned subsidiary and the results of operations have been included in the consolidated statement of income since April 16, 2007. We believe the acquisition of GCS will allow the Company to better control its costs and generate additional revenue through sales to third parties.

At the closing date of the sale, the Company withheld and deposited into escrow $5,029 of the purchase price for certain working capital, environmental and employment adjustments. Pursuant to the agreement, upon settlement of the various requirements, the amount in escrow will be disbursed. If the requirements are not met, the amount escrowed will be returned to the Company. As of June 30, 2007, the entire amount remained in escrow.

The unaudited pro forma information of the Company set forth below includes the operations of GCS for the three and six months ended June 30, 2007 as if the acquisition occurred on January 1, 2007. The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined companies had the companies actually been combined.

	Three months ended June 30, 2007		Six months ended June 30, 2007
(dollars in thousands, except per share data)	As reported	Pro forma	As reported	Pro forma
Revenue	$88,929	$89,952	$157,722	$166,079

Net income (loss)	$1,391	$1,428	$(3,974)	$(3,732)
Net income (loss) per share (basic and diluted)	$1.59	$1.63	$(4.53)	$(4.26)

Note 3: Derivative Financial Instruments

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

	December 31, 2006	June 30, 2007
Derivative assets (liabilities):
Gas swaps	$10,118	$2,721
Oil swaps	(16,349)	(46,795)
Natural gas basis differential swaps	(846)	1,553

	$(7,077)	$(42,521)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Reclassification of settled contracts	$(8,190)	$(6,405)	$(16,735)	$(2,372)
Gain (loss) on ineffective portion of derivatives qualifying for hedge accounting	2,664	3,990	10,056	(4,128)

	$(5,526)	$(2,415)	$(6,679)	$(6,500)

Based upon market prices at June 30, 2007, the Company expects to charge $7,235 of the balance in accumulated other comprehensive loss to income during the next 12 months when the forecasted transactions actually occur. All forecasted transactions hedged as of June 30, 2007 are expected to be settled by December 2011.

The changes in fair value and settlement of derivative contracts that do not qualify as hedges in accordance with SFAS 133 are recognized as non-hedge derivative losses. Non-hedge derivative losses in the consolidated statements of operations is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Unrealized loss on non-qualified derivative contracts	$—	$(4,358)	$—	$(5,810)
Unrealized gain (loss) on natural gas basis differential contracts	(112)	899	(112)	2,399
Gain (loss) on settlement of natural gas basis differential contracts	—	341	—	(418)

	$(112)	$(3,118)	$(112)	$(3,829)

Hedge settlement payments of $3,444 and $4,363 were included in accounts payable and accrued liabilities at December 31, 2006 and June 30, 2007, respectively. Hedge settlement receivables of $759 and $458 were included in accounts receivable at December 31, 2006 and June 30, 2007, respectively.

Note 4: Asset Retirement Obligation

The Company’s asset retirement obligations relate to estimated future plugging and abandonment expenses or disposal of its oil and gas properties and related facilities. These obligations to abandon and restore properties are based upon estimated future costs which may change based upon future inflation rates and changes in statutory remediation rules. The following table provides a summary of the Company’s asset retirement obligations for the six months ended June 30, 2007:

Six Months Ended June 30, 2007
Beginning balance	$28,126
Liabilities incurred in current period	118
Liabilities settled in current period	(44)
Accretion expense	1,196

$29,396
Less current portion	749

$28,647

Note 5: Long-term debt

Long-term debt at December 31, 2006 and June 30, 2007 consisted of the following:

	December 31, 2006	June 30, 2007
Revolving credit line with banks (1)	$637,000	$388,000
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 6.53% to 7.98%, due June 2008 through August 2021; collateralized by real property	7,036	7,655
Installment notes payable, principal and interest payable quarterly in varying amounts, non-interest bearing (discounted at 5.6% at December 31, 2006 and June 30, 2007, respectively), due September and December 2007	837	730
Non-interest bearing forgivable government loan (2)	250	—
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.62% to 9.387%, due April 2007 through June 2012; collateralized by automobiles, machinery and equipment	5,821	7,494

	650,944	403,879
Less current maturities	3,392	4,550

	$647,552	$399,329

(1)

In October 2006, the Company entered into a Seventh Restated Credit Agreement, which provides for a $500,000 maximum commitment amount and is scheduled to mature on October 31, 2010. Interest is paid at least every three months on $634,000 based upon LIBOR and $3,000 based on an Alternative Base Rate, as defined in the credit agreement, as of December 31, 2006 (effective rate of 7.375% and 8.750%, respectively) and on $388,000 based upon LIBOR as of June 30, 2007 (effective rate of 7.125%). The credit line is collateralized by the Company’s oil and gas properties. The agreement has certain negative and affirmative covenants that require, among other things, maintaining financial covenants for current and debt service ratios and financial reporting.

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

We believe we were in compliance with all covenants under the Credit Agreement as of June 30, 2007.

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

Note 6: Senior Notes

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

In connection with the issuance of our 8 7/ 8% Senior Notes, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the Securities and Exchange Commission related to an offer to exchange the notes for other freely tradable notes and complete such exchange offer within 270 days of the issue date. If we fail to complete the exchange offer within 270 days after the issue date, we will be required to pay liquidated damages equal to 0.25% per annum of the principal amount of the notes for the first 90 days after the target registration date. After the first 90 days, the rate will increase an additional 0.25% for each additional 90 days, up to a total of 1.0%. Once the exchange offer has been completed by us, the liquidated damages will cease to accrue.

Chaparral is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Our obligations under our outstanding Senior Notes have been fully and unconditionally guaranteed, on a joint and several basis, by all of our wholly owned subsidiaries, excluding Pointe Vista Development, L.L.C. (“Pointe Vista”). Pointe Vista, a 100% owned subsidiary and Oklahoma Ethanol, a 66.67% owned subsidiary, have no significant operations or capitalization and are not restricted subsidiaries or guarantors of the notes.

Senior Notes at December 31, 2006 and June 30, 2007 consisted of the following:

	December 31, 2006	June 30, 2007
8.5% Senior Notes due 2015	$325,000	$325,000
8.875% Senior Notes due 2017	—	325,000
Discount on Senior Notes	—	(2,596)

	$325,000	$647,404

Based on market prices, at June 30, 2007, the fair value of the 8.5% Senior Notes and 8.875% Senior Notes were $317,688 and $320,938, respectively.

In connection with the issuance of the Senior Notes, the Company recorded a discount of $2,671 and capitalized $16,439 of issuance costs related to underwriting and other fees that are amortized to interest expense using the effective interest method. The Company had unamortized issuance costs of $15,270 as of June 30, 2007 that are included in other assets. Amortization of $43 and $278 was charged to interest expense during the three months ended June 30, 2007 related to the discount and issuance costs, respectively. Amortization of $76 and $522 was charged to interest expense during the six months ended June 30, 2007 related to the discount and issuance costs, respectively.

Note 7: Related Party Transactions

In September 2006, Chesapeake Energy Corporation (“Chesapeake”) acquired a 31.9% beneficial interest in the Company through the sale of common stock. The Company participates in ownership of properties operated by Chesapeake and received revenues and incurred joint interest billings of $1,657 and $1,131, respectively for the three months ended June 30, 2007 and $3,380 and $2,325, respectively for the six months ended June 30, 2007 on these properties. In addition, Chesapeake participates in ownership of properties operated by the Company. During the three months ended June 30, 2007, the Company paid revenues and recorded joint interest billings of $360 and $140, respectively to Chesapeake. During the six months ended June 30, 2007, the Company paid revenues and recorded joint interest billings of $697 and $386, respectively. There were no significant amounts receivable or payable to Chesapeake at June 30, 2007.

Note 8: Deferred Compensation

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

The Company recognized deferred compensation expense of $160 and $690 resulting in a reduction in net income for the six months ended June 30, 2006 and 2007, respectively.

A summary of the Company’s phantom unit activity as of December 31, 2006, and changes during the first six months of fiscal year 2007 is presented in the following table:

	Fair Value	Phantom Units	Weighted average remaining contract term	Aggregate intrinsic value
	(Per unit)
Unvested and total outstanding at December 31, 2006	$14.29	160,038
Granted	$14.29	43,701
Vested	$14.29	—
Forfeited	$14.29	(3,849)

Unvested and total outstanding at June 30, 2007	$14.28	199,890	2.58	$2,854

Upon vesting, the Company is required to redeem all units. Accordingly, the contract term and the vesting period are the same. There are no vested units as of June 30, 2007.

The fair value of each unit award is estimated on the date of grant and subsequently remeasured at the end of each reporting period using the Black-Scholes option pricing model. The assumptions used for the six months ended June 30, 2007 are as follows:

Dividend yield	0.0%
Volatility	75.0%
Risk-free interest rate	4.96%
Expected life (in years)	1.50-4.50

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

As of June 30, 2007, there was approximately $1,393 of total unrecognized compensation cost related to unvested phantom units that is expected to be recognized over a weighted-average period of 2.58 years.

Note 9: Segment Information

In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, we have two reportable operating segments. Our exploration and production segment and service company segment are managed separately because of the nature of their products and services. The exploration and production segment is responsible for finding and producing oil and natural gas. The service company segment is responsible for selling oilfield services and supplies. Management evaluates the performance of our segments based upon income before taxes. The service company was acquired during the second quarter of 2007, therefore, no segment information is provided for the three and six months ended June 30, 2006.

	Exploration and Production	Service Company	Intercompany Eliminations	Consolidated Total
For the Three Months Ended June 30, 2007:
Revenues	$83,015	$10,424	$(4,510)	$88,929
Intersegment revenues	—	(4,510)	4,510	—

Total revenues	83,015	5,914	—	88,929

Income (loss) before income taxes	$1,356	$1,120	(215)	$2,261

For the Six Months Ended June 30, 2007:
Revenues	$151,808	$10,424	$(4,510)	$157,722
Intersegment revenues	—	(4,510)	4,510	—

Total revenues	151,808	5,914	—	157,722

Income (loss) before income taxes	$(7,369)	$1,120	(215)	$(6,464)

As of June 30, 2007:
Total Assets	$1,413,069	$25,095	$(3,365)	$1,434,799

Note 10: Commitments and Contingencies

Standby letters of credit (“Letters”) available under the revolving credit line are used in lieu of surety bonds with various city, state and federal agencies for liabilities relating to the operation of oil and gas properties. The Company had various Letters outstanding totaling $865 and $925 as of December 31, 2006 and June 30, 2007, respectively. Interest on each Letter accrues at the lender’s prime rate (effective rate of 7.35% at June 30, 2007) for all amounts paid by the lenders under the Letters. No interest was paid by the Company on the Letters during the three and six months ended June 30, 2006 and 2007.

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

Note 11: Capital Stock

On September 27, 2006, the Company effected a 775-for-1 stock split in the form of a stock dividend to shareholders of record as of September 26, 2006. As a result of the split, 774,000 additional shares were issued and retained earnings were reduced by $7. All share and per share amounts discussed and disclosed in this Quarterly Report on Form 10-Q reflect the effect of this stock split.

Cash dividends of $350 were paid during the three months ended June 30, 2006. No dividends were paid during the three months ended June 30, 2007.

Note 12: Comprehensive Income

Components of comprehensive income (loss), net of related tax, are as follows for the three and six months ended June 30, 2006 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Net income (loss)	$6,133	$1,380	$16,505	$(3,974)
Unrealized gain (loss) on hedges	(1,984)	(6,994)	8,592	(18,840)
Reclassification adjustment for hedge losses included in net income (loss)	5,027	3,932	10,272	1,457

Comprehensive income (loss)	$9,176	$(1,682)	$35,369	$(21,357)

Note 13: Subsequent Event

Subsequent to June 30, 2007 the Company has drawn an additional $29.0 million under the credit agreement.

Pursuant to the securities purchase agreement dated as of September 16, 2006, as amended, relating to the acquisition of Calumet, the Company recorded a receivable of $14,406 due from the sellers related to the post-closing purchase price adjustment for working capital. On August 9, 2007, the Company received a communication from the sellers disputing the calculation of the purchase price adjustment. The Company believes the value of the receivable was calculated in accordance with the purchase agreement and intends to diligently defend its position. As of June 30, 2007, the recorded receivable was $14,406, of which $9,793 is in dispute, and was recorded in accounts receivable on the consolidated balance sheet.

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

Overview

We are an independent oil and natural gas company engaged in the production, acquisition and exploitation of oil and natural gas properties. Our areas of operation include the Mid-Continent, Permian Basin, Gulf Coast, Ark-La-Tex, North Texas and the Rocky Mountains. We maintain a portfolio of proved and unproved reserves, development and exploratory drilling opportunities, and enhanced oil recovery projects. Beginning in April 2007, we expanded our operations to include oil and gas services through the acquisition of Green Country Supply, Inc. (“GCS”). GCS provides oilfield supplies, oilfield chemicals, downhole electric submersible pumps and related services to oil and gas operators primarily in Oklahoma, Texas and Wyoming.

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

During the second quarter of 2007, we had a record quarterly production of 10,098 MMcfe, a 24.6% increase over production levels in the second quarter of 2006, primarily as a direct result of the properties acquired in the Calumet acquisition. Higher operating costs and a loss of $3.1 million on non-hedge derivatives offset the revenue impact of higher production and prices, causing a 77% decrease in net income (loss) between the comparable second quarters. The net result was income of $1.4 million in the second quarter of 2007 as compared to net income of $6.1 million during the same period in 2006.

All of our expenses, with the exception of production taxes, increased on both an absolute and per Mcfe basis during the second quarter of 2007 compared to the comparable period in 2006 due to (i) higher overall industry costs, (ii) additional costs associated with the properties acquired in the Calumet acquisition, and (iii) higher compensation expense resulting from additional employees and increased salaries and benefits which we consider necessary in order to remain competitive in the industry.

We have established a $212.0 million oil and gas property capital expenditure budget for 2007, assuming we consummate an initial public offering or otherwise sell equity in 2007. If we are unable to consummate an offering of our equity, we will have to significantly reduce our capital expenditures during the third and fourth quarters of 2007. From January 1, 2007 through June 30, 2007, we spent $93.8 million on exploratory and development activities and approximately $30.7 million on acquisitions of oil and gas properties, including $17.6 million disbursed from escrow related to title defects on the Calumet acquisition.

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

•

Oklahoma Ethanol. In August 2005, we entered a joint venture, Oklahoma Ethanol, L.L.C., to construct and operate an ethanol production plant in Oklahoma. We spent approximately $0.9 million toward the design for the construction of the plant in the six months ended June 30, 2007.

•

Green Country Supply Acquisition. On April 16, 2007, we closed on the purchase of all of the outstanding shares of stock of Green Country Supply, Inc. (“GCS”) for an aggregate purchase price of $25.0 million, subject to certain post closing price adjustments. Approximately $5.0 million of the purchase price was deposited into escrow as security for certain potential working capital, environmental and employment adjustments. GCS is owned by the former shareholders of Calumet Oil Company and provides oilfield supplies, oilfield chemicals, downhole electric submersible pumps and related services to oil and gas operators primarily in Oklahoma, Texas and Wyoming.

•

8 7/8% Senior Notes due 2017. On January 18, 2007, we issued $325.0 million aggregate principal amount of 8  7/8% Senior Notes maturing on February 1, 2017. The net proceeds from the issuance of the notes were used to pay down outstanding amounts under our Credit Agreement and for working capital.

Results of Operations

Comparison of Three Months ended June 30, 2007 to Three Months ended June 30, 2006.

Oil & Gas Revenues and Production. The following table presents information about our oil and gas sales before the effects of hedging:

	Three Months Ended June 30,		Percentage Change
	2006	2007
Oil and gas sales (dollars in thousands)
Oil	$27,169	$50,958	87.6%
Gas	33,800	34,472	2.0%

Total	$60,969	$85,430	40.1%
Production
Oil (MBbls)	415	823	98.3%
Gas (MMcf)	5,615	5,160	(8.1)%

MMcfe	8,105	10,098	24.6%
Average sales prices (excluding hedging)
Oil per Bbl	$65.47	$61.92	(5.4)%
Gas per Mcf	6.02	6.68	11.0%
Mcfe	7.52	8.46	12.5%

Oil sales increased 87.6% from $27.2 million during the three months ended June 30, 2006 to $51.0 million during the same period in 2007. This increase was due to a 98.3% increase in production volumes to 823 MBbls, partially offset by a 5.4% decrease in average oil prices to $61.92 per barrel. Natural gas sales revenues increased 2.0% from $33.8 million during the three months ended June 30, 2006 to $34.5 million during the same period in 2007. This increase was due to an 11% increase in average gas prices, partially offset by an 8.1% decrease in production volumes to 5,160 MMcf. Oil production for the three months ended June 30, 2007 increased primarily due to the addition of volumes from the Calumet acquisition, our drilling program and enhancements of our existing properties. Approximately 369 MBbls of the oil production for the three months ended June 30, 2007 was related to properties acquired in the Calumet acquisition. Gas production for the three months ended June 30, 2007 decreased primarily due to the recognition of a favorable settlement of a disputed ownership interest that resulted in the one-time recognition of 393 MMcf for production from May 2005 to April 2006 during the three months ended June 30, 2006.

Production volumes by area were as follows (MMcfe):

	Three Months Ended June 30,		Percentage Change
	2006(1)	2007
Mid Continent	4,803	6,440	34.1%
Permian	1,361	1,708	25.5%
Ark-La-Tex	481	466	(3.1)%
North Texas	271	356	31.4%
Rockies	297	225	(24.2)%
Gulf Coast	892	903	1.2%

Totals	8,105	10,098	24.6%

(1)	During the fourth quarter of 2006 the Company realigned the boundaries for its reportable areas. As a result, certain reclassifications were made to prior year amounts to conform to current year presentation.

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

We generally hedge a substantial portion of our expected future oil and natural gas production to reduce our exposure to commodity price decreases. The effects of hedging on our net revenues are as follows:

	Three Months Ended June 30,
	2006	2007
	(dollars in thousands)
Gain (loss) from oil and gas hedging activities:
Hedge settlements	$(8,190)	$(6,405)
Hedge ineffectiveness	2,664	3,990

Total	$(5,526)	$(2,415)

Our loss from oil and gas hedging activities in the second quarter of 2007 was primarily due to losses on hedge settlements resulting from increased oil and gas prices. As a result of lower NYMEX forward strip gas prices at June 30, 2007 compared to March 31, 2007, hedge ineffectiveness resulted in a gain of $4.0 million compared to a gain of $2.7 million in the second quarter of 2006.

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives. The following table presents information about the effects of hedging on realized prices:

	Average Price		Hedged to Non-Hedged Price
	Without Hedge	With Hedge
Oil (per Bbl):
Three months ended June 30, 2006	$65.47	$41.63	63.6%
Three months ended June 30, 2007	61.92	56.30	90.9%
Gas (per Mcf):
Three months ended June 30, 2006	$6.02	$6.80	113.0%
Three months ended June 30, 2007	6.68	7.11	106.4%

Service company revenues and operating expenses – Service company revenues and expenses consist of third-party revenue and operating expenses of Green Country Supply, which was acquired during the second quarter of 2007. Revenues are generated through the sale of oilfield supplies, chemicals, downhole submersible pumps and related services. Operating expenses consist of costs of sales related to product sales and general and administrative expenses. We recognized $5.9 million in service company revenue in the current quarter with corresponding service company expense of $5.0 million, for a net profit of $0.9 million. There were no service company revenues or expenses during the second quarter of 2006.

Costs and Expenses. The following table presents information about our operating expenses for the second quarter of 2006 and 2007:

	Amount			Per Mcfe
	Three Months Ended June 30,		Percent Change	Three Months Ended June 30,		Percent Change
	2006	2007		2006	2007
	(dollars in thousands)
Lease operating expenses	$16,100	$25,198	56.5%	$1.99	$2.50	25.6%
Production taxes	4,886	5,942	21.6%	0.60	0.59	(1.7)%
Depreciation, depletion and amortization	12,143	21,306	75.5%	1.50	2.11	40.7%
General and administrative	3,250	4,655	43.2%	0.40	0.46	15.0%

Lease operating expenses – Increase was primarily due to increases in the net number of producing wells and higher oilfield service costs, including costs associated with artificial lift on oil properties. Approximately $6.1 million of the increase were expenses attributable to the properties acquired in the Calumet acquisition. Per unit expenses were higher for all categories of lease operating expenses due to continued upward pressure on service costs, labor, and materials resulting from the sustained strength of commodity prices. Included in these figures are $2.9 million of costs associated with workovers in the second quarter of 2007 compared to $1.8 million in the same period of 2006.

Production taxes (which include ad valorem taxes) – Increase was primarily due to a 12.5% increase in averaged realized prices, and an increase of 24.6% in production volumes compared to the same period in 2006.

Depreciation, depletion and amortization (“DD&A”) – Increase was primarily due to increase in DD&A on oil and gas properties of $8.5 million. For oil and gas properties, $3.8 million of the increase was due to higher production volumes and $4.7 million due to an increase in the DD&A rate per equivalent unit of production. Our DD&A rate on oil and gas properties per equivalent unit of production increased $0.58 to $1.94 per Mcfe primarily due to estimated higher future development costs for proved undeveloped reserves and higher cost reserve additions.

General and administrative expenses – Increase was due primarily to an increase in our office staff and related requirements caused by the increase in our level of activity, including the Calumet acquisition. G&A expense also includes $0.1 million of expenses associated with Pointe Vista Development and Oklahoma Ethanol. G&A expense is net of $2.4 million in the second quarter of 2007 and $2.0 million in the same period of 2006 capitalized as part of our exploration and development activities.

Interest Expense. Interest expense increased during the second quarter of 2007 by $12.1 million, or 127.7%, compared to the same period in 2006 primarily as a result of increased levels of borrowings including the issuance of our 8 7/8% Senior Notes due 2017, and higher interest rates. Approximately $10.9 million of the increase is due to our increased levels of borrowings and $1.2 million is due to higher interest rates.

Non-hedge derivative losses. Non-hedge derivative losses were $3.1 million during the three months ended June 30, 2007 and are comprised of losses of $4.3 million on derivative contracts that were entered into in anticipation of the Calumet acquisition and did not qualify as hedges, partially offset by net gains of $1.2 million related to natural gas basis differential swaps.

Comparison of Six Months ended June 30, 2007 to Six Months ended June 30, 2006.

Revenues and Production. The following table presents information about our oil and gas sales before the effects of hedging:

	Six Months Ended June 30,		Percentage Change
	2006	2007
Oil and gas sales (dollars in thousands)
Oil	$52,929	$92,482	74.7%
Gas	69,335	65,826	(5.1)%

Total	$122,264	$158,308	29.5%
Production
Oil (MBbls)	846	1,581	86.9%
Gas (MMcf)	10,483	10,193	(2.8)%

MMcfe	15,559	19,679	26.5%
Average sales prices (excluding hedging)
Oil per Bbl	$62.56	$58.50	(6.5)%
Gas per Mcf	6.61	6.46	(2.3)%
Mcfe	7.86	8.04	2.3%

Oil sales increased 74.7% from $52.9 million during the six months ended June 30, 2006 to $92.5 million during the same period in 2007. This increase was due to an 86.9% increase in production volumes to 1,581 MBbls, partially offset by a 6.5% decrease in average oil prices to $58.50 per barrel. Natural gas sales revenues decreased 5.1% from $69.3 million during the six months ended June 30, 2006 to $65.8 million during the same period in 2007. This decrease was due to a 2.8% decline in production volumes to 10,192 MMcf and a 2.3% decrease in average gas prices. Oil production for the six months ended June 30, 2007 increased primarily due to the addition of volumes from the Calumet acquisition, our drilling program and enhancements of our existing properties, partially offset by decreased production on existing producing properties due to increased seasonal weather disruptions during the first quarter of 2007. Approximately 724 MBbls of the oil production for the six months ended June 30, 2007 was related to properties acquired in the Calumet acquisition. Gas production for the six months ended June 30, 2007 decreased primarily due to the recognition of a favorable settlement of a disputed ownership interest that resulted in the one-time recognition of 393 MMcf for production from May 2005 to April 2006 during the six months ended June 30, 2006.

Production volumes by area were as follows (MMcfe):

	Six Months Ended June 30,		Percentage Change
	2006(1)	2007
Mid Continent	9,112	12,726	39.7%
Permian	2,676	3,217	20.2%
Ark-La-Tex	906	891	(1.7)%
North Texas	547	643	17.6%
Rockies	577	466	(19.2)%
Gulf Coast	1,741	1,736	(0.3)%

Totals	15,559	19,679	26.5%

(1)	During the fourth quarter of 2006 the Company realigned the boundaries for its reportable areas. As a result, certain reclassifications were made to prior year amounts to conform with current year presentation.

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

We generally hedge a substantial portion of our expected future oil and natural gas production to reduce our exposure to commodity price decreases. The effects of hedging on our net revenues are as follows:

	Six Months Ended June 30,
	2006	2007
	(dollars in thousands)
Gain (loss) from oil and gas hedging activities:
Hedge settlements	$(16,735)	$(2,372)
Hedge ineffectiveness	10,056	(4,128)

Total	$(6,679)	$(6,500)

Our loss from oil and gas hedging activities during the first six months of 2007 was primarily due to losses on hedge ineffectiveness. As a result of higher NYMEX forward strip gas prices at June 30, 2007 compared to December 31, 2006, hedge ineffectiveness resulted in a loss of $4.1 million compared to a gain of $10.1 million during the same period in 2006. Settlements on our oil and gas contracts decreased $14.4 million primarily due to lower oil prices during the six months ended June 30, 2007 as compared to the same period in 2006.

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives. The following table presents information about the effects of hedging on realized prices:

	Average Price		Hedged to Non-Hedged Price
	Without Hedge	With Hedge
Oil (per Bbl):
Six months ended June 30, 2006	$62.56	$41.54	66.4%
Six months ended June 30, 2007	58.50	55.30	94.5%
Gas (per Mcf):
Six months ended June 30, 2006	$6.61	$7.67	116.0%
Six months ended June 30, 2007	6.46	6.32	97.8%

Service company revenues and operating expenses – Service company revenues and expenses consist of third-party revenue and operating expenses of Green Country Supply, which was acquired during the second quarter of 2007. Revenues are generated through the sale of oilfield supplies, chemicals, downhole submersible pumps and related services. Operating expenses consist of costs of sales related to product sales and general and administrative expenses. The Company recognized $5.9 million in service company revenue in the current quarter with corresponding service company expense of $5.0 million, for a net profit of $0.9 million. There were no service company revenues or expenses during the first two quarters of 2006 or in the first quarter of 2007.

Costs and Expenses. The following table presents information about our operating expenses for the first six months of 2006 and 2007:

	Amount			Per Mcfe
	Six Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2006	2007		2006	2007
(dollars in thousands)
Lease operating expenses	$31,233	$50,802	62.7%	$2.01	$2.58	28.4%
Production taxes	9,544	11,462	20.1%	0.61	0.58	(4.9)%
Depreciation, depletion and amortization	23,196	41,021	76.8%	1.49	2.08	39.6%
General and administrative	6,655	10,184	53.0%	0.43	0.52	20.9%

Lease operating expenses – Increase was primarily due to increases in the net number of producing wells and higher oilfield service costs, including costs associated with artificial lift on oil properties. Approximately $13.5 million of the increase were expenses attributable to the properties acquired in the Calumet acquisition. Per unit expenses were higher for all categories of lease operating expenses due to continued upward pressure on service costs, labor, and materials resulting from the sustained strength of commodity prices. Included in these figures are $5.7 million of costs associated with workovers in the first two quarters of 2007 compared to $3.8 million in the same period of 2006.

Production taxes (which include ad valorem taxes) – Increase was primarily due to 2.3% higher averaged realized prices, and an increase of 26.5% in production volumes compared to the same period in 2006.

Depreciation, depletion and amortization (“DD&A”) – Increase was primarily due to increase in DD&A on oil and gas properties of $16.7 million. For oil and gas properties, $7.9 million of the increase was due to higher production volumes and $8.8 million due to an increase in the DD&A rate per equivalent unit of production. Our DD&A rate on oil and gas properties per equivalent unit of production increased $0.56 to $1.91 per Mcfe primarily due to estimated higher future development costs for proved undeveloped reserves and higher cost reserve additions.

General and administrative expenses – Increase was due primarily to an increase in our office staff and related requirements caused by the increase in our level of activity, including the Calumet acquisition. In addition, we increased our compensation plan, including a decrease in the vesting period related to the phantom unit plan in efforts to meet market demand and recruit and maintain essential personnel. Approximately $0.4 million of the increase was due to the revision in the phantom unit plan. G&A expense also includes $0.3 million of expenses associated with Pointe Vista Development and Oklahoma Ethanol. G&A expense is net of $5.3 million during the first two quarters of 2007 and $4.2 million in the same period of 2006 capitalized as part of our exploration and development activities.

Interest Expense. Interest expense increased during the first six months of 2007 by $23.6 million, or 126.7%, compared to the same period in 2006 primarily as a result of increased levels of borrowings including the issuance of our 8 7/8% Senior Notes due 2017, and higher interest rates paid. Approximately $21.4 million of the increase is due to our increased levels of borrowings and $2.2 million is due to higher interest rates paid.

Non-hedge derivative losses. Non-hedge derivative losses were $3.8 million during the six months ended June 30, 2007 and are comprised of losses of $5.8 million on derivative contracts that were entered into in anticipation of the Calumet acquisition and did not qualify as hedges, partially offset by net gains of $2.0 million related to natural gas basis differential swaps. There were no non-hedge derivative losses in same period during 2006.

Liquidity and Capital Resources

Overview. Our primary needs for cash are for acquisition, exploration, development and production of oil and gas properties and the repayment of principal and interest on outstanding debt. We fund our exploration and development activities primarily through internally generated cash flows and debt financing. Our 2007 capital expenditures budget assumes we will receive $70 million in equity proceeds during the year. If we are unable to consummate an offering of our equity, we will have to significantly reduce our capital expenditures during the third and fourth quarters of 2007. We adjust capital expenditures in response to changes in oil and natural gas prices, drilling results, availability of acquisition opportunities, equity funding and cash flow.

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

The net increase in cash is summarized as follows:

	Six Months Ended June 30,
(dollars in thousands)	2006	2007
Cash flows provided by operating activities	$60,158	$69,223
Cash flows used in investing activities	(100,494)	(135,387)
Cash flows provided by financing activities	49,555	67,620

Net increase in cash during the period	$9,219	$1,456

Sources and uses of cash. Substantially all of our cash flow from operating activities is from the production and sale of oil and gas, reduced or increased by associated hedging activities. For the six months ended June 30, 2007, net cash provided from operations increased 15.1% from the same period in the prior year and provided approximately 51.1% of our net cash outflows used in investing activities. The increase is due primarily to an increase in oil and gas sales revenue, partially offset by higher operating and interest expenses.

We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. Cash flow from operating activities and debt financing were primarily used during the first six months of 2007 to fund $154.2 million in cash expenditures for capital and exploration projects and property acquisitions.

Our actual capital expenditures for oil and gas properties are detailed below:

(dollars in thousands)	Six Months Ended June 30, 2007	Percent of Total
Development activities:
Developmental drilling	$48,944	39.3%
Enhancements	29,933	24.1%
Tertiary recovery	6,338	5.0%
Acquisitions:
Proved properties(1)	27,461	22.1%
Unproved properties	3,211	2.6%
Exploration activities	8,571	6.9%

Total	$124,458	100.0%

(1)	Includes $17,628 of amounts disbursed from escrow related to title defects on the Calumet acquisition.

In addition to the capital expenditures for oil and gas properties, we spent $20.0 million for the acquisition of Green Country Supply and approximately $7.6 million for the acquisition and construction of new office and administrative facilities and equipment during the first six months of 2007.

We also spent $1.2 million for the acquisition of land associated with a real estate development project operated under Pointe Vista Development, L.L.C., and capitalized $0.9 million of costs associated with the design and construction of an ethanol plant operated under Oklahoma Ethanol, L.L.C., both of which are unrestricted subsidiaries.

During the first six months of 2007, we borrowed $51.0 million under our revolving credit facility. We also issued $325.0 million of our 8 7/8% Senior Notes due 2017, generating net proceeds of $315.1 million after expenses.

As of June 30, 2007, we had cash and cash equivalents of $10.3 million and long-term debt obligations of $1.1 billion.

Our credit facility. As of June 30, 2007, we had $388.0 million outstanding under our Credit Agreement and the borrowing base was $500 million.

Our Credit Agreement requires us to maintain a Current Ratio, as defined in our Credit Agreement, of not less than 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with generally accepted accounting principles. Since compliance with financial covenants is a material requirement under our Credit Agreement, we consider the current ratio calculated under our Credit Agreement to be a useful measure of our liquidity because it includes the funds available to us under our Credit Agreement and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At December 31, 2006 and June 30, 2007, our current ratio as computed using generally accepted accounting principles was 0.88 and 0.82, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 2.15 and 1.80, respectively. The following table reconciles our current assets and current liabilities using generally accepted accounting principles to the same items for purposes of calculating the current ratio for our loan compliance:

(dollars in thousands)	December 31, 2006	June 30, 2007
Current assets per GAAP	$91,863	$111,970
Plus—Availability under Credit Agreement	112,136	111,076
Less—Deferred tax asset on hedges and asset retirement obligation	(847)	(3,815)
Less—Short-term derivative instruments	(7,599)	(994)

Current assets as adjusted	$195,553	$218,237

Current liabilities per GAAP	$104,255	$135,772
Less—Short-term derivative instruments	(12,376)	(13,593)
Less—Short-term asset retirement obligation	(749)	(749)

Current liabilities as adjusted	$91,130	$121,430

Current ratio for loan compliance	2.15	1.80

On October 31, 2006, we entered into a Seventh Restated Credit Agreement in conjunction with the Calumet acquisition. The Credit Agreement provides for a $500.0 million maximum commitment amount, is secured by our oil and gas properties and matures on October 31, 2010. Obligations under the Credit Agreement are also secured by pledges by us and each of the borrowers of equity interests in other subsidiaries owned by us and them, excluding specified entities. Availability under our Credit Agreement is subject to a borrowing base of $500.0, which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the banks may request a borrowing base redetermination once every six months. The indentures governing our 8 1/2% Senior Notes and 8 7/8% Senior Notes also contain restrictions as to the amount we may borrow under our credit agreement. As of June 30, 2007 the availability under our credit agreement pursuant to the restrictions contained in the indentures exceeded the allowable borrowing base.

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

Borrowings under our Credit Agreement are made, at our option, as either Eurodollar loans or Alternate Base Rate, or ABR, loans. At June 30, 2007, all of our borrowings were Eurodollar loans.

Interest on Eurodollar loans is computed at LIBOR, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in the agreement, plus a margin where the margin varies from 1.25% to 2.50% depending on the utilization percentage of the conforming borrowing base. At June 30, 2007, the LIBOR rate was 5.38%, the Statutory Reserve Rate multiplier was 100% and the applicable margin and commitment fee together were 1.75% resulting in an effective interest rate of 7.13% for Eurodollar borrowings. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.

Interest on the ABR loans is computed as the greater of (1) the Prime Rate, as defined in our Credit Agreement, or (2) the Federal Funds Effective Rate plus 1/2 of 1%; plus a margin where the margin varies from 0.00% to 1.00% depending on the utilization percentage of the borrowing base. At June 30, 2007, the applicable rate was 8.25% and the applicable margin was 0.25% resulting in an effective interest rate of 8.50% for ABR borrowings. Interest payments on ABR borrowings are due the last day of each March, June, September and December.

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

We believe we were in compliance with all covenants under the Credit Agreement as of June 30, 2007.

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

        In connection with the issuance of our 8 7/8% Senior Notes, we entered into a registration rights agreement with the initial purchasers in which we agreed to file a registration statement with the Securities and Exchange Commission related to an offer to exchange the notes for other freely tradable notes and complete such exchange offer within 270 days of the issue date. If we fail to complete the exchange offer within 270 days after the issue date, we will be required to pay liquidated damages equal to 0.25% per annum of the principal amount of the notes for the first 90 days after the target registration date. After the first 90 days, the rate will increase an additional 0.25% for each additional 90 days, up to a total of 1.0%. Once the exchange offer has been completed by us, the liquidated damages will cease to accrue.

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

Based on our six months ended June 30, 2007 production, our gross revenues from oil and gas sales would change approximately $1.0 million for each $0.10 change in gas prices and $1.6 million for each $1.00 change in oil prices.

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

Our outstanding oil and natural gas derivative instruments as of June 30, 2007 are summarized below:

	Natural Gas basis protection swaps		Natural Gas Swaps			Crude Oil Swaps
	Non-hedge		Hedge		Percent of PDP production hedged(1)	Hedge		Non-hedge		Percent of PDP production(1)(2)
	Volume MMcf	Weighted average fixed price to be received	Volume MMcf	Weighted average fixed price to be received		Volume MBbl	Weighted average fixed price to be received	Volume MBbl	Weighted average fixed price to be received
3Q 2007	2,520	0.79	4,200	7.00	85.4%	606	60.03	—	—	82.1%
4Q 2007	2,220	1.02	3,900	8.04	83.4%	576	63.11	—	—	79.9%
1Q 2008	2,070	1.16	960	10.07	21.6%	507	67.35	60	$67.48	82.2%
2Q 2008	2,220	0.81	870	8.10	20.4%	477	67.21	60	67.63	80.0%
3Q 2008	2,220	0.81	610	8.14	15.1%	472	67.48	60	67.64	83.1%
4Q 2008	2,120	0.90	450	8.72	11.5%	436	68.06	74	67.41	81.1%
1Q 2009	2,070	0.92	—	—	—	375	67.35	111	67.15	80.3%
2Q 2009	540	0.82	—	—	—	375	66.96	90	66.94	78.2%
3Q 2009	—	—	—	—	—	375	66.54	90	66.57	79.5%
4Q 2009	—	—	—	—	—	375	66.13	90	66.18	81.1%
1Q 2010	—	—	—	—	—	339	65.82	102	65.80	78.2%
2Q 2010	—	—	—	—	—	339	65.51	90	65.47	77.2%
3Q 2010	—	—	—	—	—	339	65.03	90	65.10	78.5%
4Q 2010	—	—	—	—	—	339	64.64	90	64.75	80.0%
1Q 2011	—	—	—	—	—	309	64.40	99	64.24	77.3%
2Q 2011	—	—	—	—	—	309	64.06	90	63.93	76.7%
3Q 2011	—	—	—	—	—	309	63.71	90	63.61	77.9%
4Q 2011	—	—	—	—	—	309	63.33	90	63.30	79.3%

	15,980		10,990			7,166		1,376

(1)	Based on our most recent internally estimated PDP production for such periods.

(2)	Percentage includes both hedge and non-hedge swaps.

Interest rates. All of the outstanding borrowings under our Credit Agreement as of June 30, 2007 are subject to market rates of interest as determined from time to time by the banks. We may designate borrowings under our Credit Agreement as either ABR loans or Eurodollar loans. ABR loans bear interest at a fluctuating rate that is linked to the discount rate established by the Federal Reserve Board. Eurodollar loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $500.0 million, equal to our borrowing base, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $5.0 million.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 2007, we held our annual meeting of stockholders in Oklahoma City, Oklahoma to elect three directors. A total of 597,000 shares of our common stock were present at the meeting, representing 68.1% of our then-issued and outstanding shares of common stock.

Director nominees were elected at the annual meeting based on the following vote tabulation:

	Votes in Favor	Votes Withheld
Mark A. Fischer	597,000	—
Charles A. Fischer, Jr.	597,000	—
Joseph O. Evans	597,000	—

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of Chaparral Energy, Inc. (the “Company”), dated as of September 26, 2006. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2006)

3.2*	Amended and Restated Bylaws of the Company, dated as of September 26, 2006. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2006)

4.1*	Form of 8 1/2% Senior Note due 2015 (included in Exhibit 4.2). (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.2*	Indenture, dated as of December 1, 2005, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.3*	First Supplemental Indenture, dated as of August 24, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on August 28, 2006)

4.4*	Second Supplemental Indenture, dated as of October 31, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on November 6, 2006)

4.5*	Third Supplemental Indenture, dated as of July 30, 2007 and effective as of April 16, 2007, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-145128), filed on August 3, 2007)

4.6*	Indenture dated January 18, 2007, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.7*	Form of 8 7/8% Senior Note due 2017 (included in Exhibit 4.5). (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.8*	First Supplemental Indenture, dated as of July 30, 2007 and effective as of April 16, 2007, to Indenture dated as of January 18, 2007 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-145128), filed on August 3, 2007)

10.1*	First Amendment to Seventh Restated Credit Agreement, dated as of May 11, 2007, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed May 15, 2007)

Exhibit No.	Description
10.2*	Second Amendment to Seventh Restated Credit Agreement, dated as of July 3, 2007, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.11 to the Company’s Registration on Form S-1 (SEC File No. 333-130749), filed on July 20, 2007)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPARRAL ENERGY, INC.

By:	/s/ Mark A. Fischer
Name:	Mark A. Fischer
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joseph O. Evans
Name:	Joseph O. Evans
Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

Date: August 13, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of Chaparral Energy, Inc. (the “Company”), dated as of September 26, 2006. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2006)

3.2*	Amended and Restated Bylaws of the Company, dated as of September 26, 2006. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2006)

4.1*	Form of 8 1/2% Senior Note due 2015 (included in Exhibit 4.2). (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.2*	Indenture, dated as of December 1, 2005, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.3*	First Supplemental Indenture, dated as of August 24, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on August 28, 2006)

4.4*	Second Supplemental Indenture, dated as of October 31, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on November 6, 2006)

4.5*	Third Supplemental Indenture, dated as of July 30, 2007 and effective as of April 16, 2007, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-145128), filed on August 3, 2007)

4.6*	Indenture dated January 18, 2007, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.7*	Form of 8 7/8% Senior Note due 2017 (included in Exhibit 4.5). (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.8*	First Supplemental Indenture, dated as of July 30, 2007 and effective as of April 16, 2007, to Indenture dated as of January 18, 2007 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-145128), filed on August 3, 2007)

10.1*	First Amendment to Seventh Restated Credit Agreement, dated as of May 11, 2007, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed May 15, 2007)

Exhibit No.	Description
10.2*	Second Amendment to Seventh Restated Credit Agreement, dated as of July 3, 2007, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.11 to the Company’s Registration on Form S-1 (SEC File No. 333-130749), filed on July 20, 2007)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference