Form 10-Q
period 2007-09-30
Chaparral Energy, Inc.
filed 2007-11-13
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

877,000 shares of the registrant’s Common Stock were outstanding as of November 12, 2007.

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

•	Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets

(Dollars in thousands, except share data)	December 31, 2006	September 30, 2007 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,803	$15,021
Accounts receivable, net	62,728	75,831
Inventories	7,505	21,336
Deferred income taxes	968	5,809
Prepaid expenses	4,260	3,339
Derivative instruments	7,599	—

Total current assets	91,863	121,336
Property and equipment—at cost, net	31,809	46,240
Oil & gas properties, using the full cost method:
Proved	1,254,230	1,411,137
Unproved	18,299	26,607
Accumulated depletion and depreciation	(121,859)	(179,987)

Total oil & gas properties	1,150,670	1,257,757
Funds held in escrow	23,385	7,136
Other assets	33,708	39,740

	$1,331,435	$1,472,209

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$71,075	$82,620
Revenue distribution payable	17,249	17,229
Current maturities of long-term debt and capital leases	3,555	5,393
Derivative instruments	12,376	17,728

Total current liabilities	104,255	122,970
Long-term debt and capital leases, less current maturities	647,717	442,491
Senior notes, net	325,000	647,447
Derivative instruments	2,300	31,551
Deferred compensation	771	2,163
Asset retirement obligations	27,377	29,299
Deferred income taxes	46,151	38,364
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 3,000,000 shares authorized; 877,000 shares issued and outstanding as of December 31, 2006 and September 30, 2007	9	9
Additional paid in capital	100,918	100,918
Retained earnings	80,883	82,172
Accumulated other comprehensive loss, net of taxes	(3,946)	(25,175)

	177,864	157,924

	$1,331,435	$1,472,209

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of operations

(Dollars in thousands, except share and per share data)	Three months ended September 30,		Nine months ended September 30,
	2006 (unaudited)	2007 (unaudited)	2006 (unaudited)	2007 (unaudited)
Revenues:
Oil and gas sales	$59,628	$98,565	$181,892	$256,873
Gain (loss) from oil and gas hedging activities	1,267	(4,284)	(5,412)	(10,784)
Service company sales	—	7,505	—	13,419

Total revenues	60,895	101,786	176,480	259,508
Costs and expenses:
Lease operating	15,719	27,033	46,951	77,835
Production tax	4,324	6,803	13,869	18,265
Depreciation, depletion and amortization	11,967	22,364	35,163	63,385
General and administrative	3,005	5,727	9,660	15,911
Service company expenses	—	6,564	—	11,626

Total costs and expenses	35,015	68,491	105,643	187,022
Operating income	25,880	33,295	70,837	72,486
Non-operating income (expense):
Interest expense	(10,335)	(22,728)	(28,993)	(65,021)
Non-hedge derivative losses	(4,522)	(2,399)	(4,634)	(6,228)
Other income	30	348	556	815

Net non-operating expense	(14,827)	(24,779)	(33,071)	(70,434)
Income from before income taxes and minority interest	11,053	8,516	37,766	2,052
Income tax expense	4,241	3,254	14,520	764
Minority interest	—	—	(71)	—

Net income	$6,812	$5,262	$23,317	$1,288

Earnings per share
Net income per share (basic and diluted)	$8.76	$6.00	$30.06	$1.47
Weighted average number of shares used in calculation of basic and diluted earnings per share	777,217	877,000	775,747	877,000

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows

(Dollars in thousands)	Nine months ended September 30,
	2006 (unaudited)	2007 (unaudited)
Cash flows from operating activities
Net income	$23,317	$1,288
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion & amortization	35,163	63,385
Deferred income taxes	14,520	764
Unrealized (gain) loss on ineffective portion of hedges	(17,566)	3,126
Non-cash change in fair value of derivative instruments	4,634	6,228
Other	597	799
Change in assets and liabilities
Accounts receivable	(2,701)	(5,793)
Inventories	(1,279)	1,849
Prepaid expenses and other assets	25	619
Accounts payable and accrued liabilities	9,160	6,171
Revenue distribution payable	6,163	(21)
Deferred compensation	127	1,392

Net cash provided by operating activities	72,160	79,807
Cash flows from investing activities
Purchase of property and equipment and oil and gas properties	(160,782)	(162,935)
Acquisition of businesses including funds released from escrow, net of cash acquired	—	(37,275)
Proceeds from dispositions of property and equipment and oil and gas properties	5,557	298
Purchase of prepaid production tax asset	(5,000)	—
Cash in escrow	—	16,382
Other	(4,986)	(668)

Net cash used in investing activities	(165,211)	(184,198)
Cash flows from financing activities
Proceeds from long-term debt	95,805	99,879
Repayment of long-term debt	(1,929)	(303,159)
Proceeds from long-term bonds	—	322,329
Proceeds from equity issuance	102,000	—
Principal payments under capital lease obligations	(106)	(129)
Dividends	(1,050)	—
Settlement of derivative instruments acquired	—	(1,106)
Fees paid related to financing activities	(542)	(7,205)

Net cash provided by financing activities	194,178	110,609

Net increase in cash and cash equivalents	101,127	6,218
Cash and cash equivalents at beginning of period	1,598	8,803

Cash and cash equivalents at end of period	$102,725	$15,021

Supplemental cash flow information
Cash paid during the period for:
Interest	$22,068	$47,088

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities

During the nine months ended September 30, 2007, the Company entered into a capital lease obligation of $21 for the purchase of machinery and equipment and recorded non-cash additions to oil and gas properties of $1,113.

During the nine months ended September 30, 2006 and 2007, the Company recorded an asset and related liability of $1,340 and $209, respectively, associated with the asset retirement obligation on the acquisition and/or development of oil and gas properties.

Interest of $669 was capitalized during the nine months ended September 30, 2006 primarily related to the acquisition of unproved oil and gas leaseholds. During the nine months ended September 30, 2007, interest of $1,180 and $32 was capitalized related to the acquisition of unproved oil and gas leaseholds and the construction of the Company’s office building, respectively.

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

Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the financial information and disclosures required by GAAP. The financial information as of September 30, 2007 and for the three months and nine months ended September 30, 2006 and 2007 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2007.

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

Inventories

Inventories are comprised of equipment used in developing oil and gas properties, oil and gas production inventories, and equipment for resale. Equipment inventory and inventory for resale are carried at the lower of cost or market using the specific identification method and average cost method, respectively. Oil and gas product inventories are stated at the lower of production cost or market. The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory. Inventories at December 31, 2006 and September 30, 2007 consist of the following:

	December 31, 2006	September 30, 2007
Equipment inventory	$4,832	$4,330
Oil and gas product	2,673	2,922
Service company inventory for resale	—	14,084

	$7,505	$21,336

Funds Held in Escrow

The Company has funds held in escrow that are restricted as to withdrawal or usage. The restricted amounts consisted of the following:

	December 31, 2006	September 30, 2007
Title defect escrow from acquisition	$21,795	$379
Plugging and abandonment escrow	1,590	1,622
Post closing adjustment escrow from acquisition	—	5,135

	$23,385	$7,136

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

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, we recognized no material adjustment in our tax liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had approximately $100 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At September 30, 2007, the unrecognized tax benefit amount was unchanged from adoption.

If applicable, we would recognize interest and penalties related to uncertain tax positions in interest expense. As of September 30, 2007, we have not accrued interest related to uncertain tax positions due to overpayments.

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

At the closing date of the sale, the Company withheld and deposited into escrow $5,029 of the purchase price for certain working capital, environmental and employment adjustments. Pursuant to the agreement, upon settlement of the various requirements, the amount in escrow will be disbursed. If the requirements are not met, the amount escrowed will be returned to the Company. As of September 30, 2007, the entire amount remained in escrow.

The unaudited pro forma information of the Company set forth below includes the operations of GCS for the nine months ended September 30, 2007 as if the acquisition occurred on January 1, 2007. The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined companies had the companies actually been combined.

(dollars in thousands, except per share data)	Nine months ended September 30, 2007
	As reported	Pro forma
Revenue	$259,508	$267,865

Net income	$1,288	$1,529
Net income per share (basic and diluted)	$1.47	$1.74

Note 3: Derivative Financial Instruments

The Company’s results of operations, financial condition and capital resources are highly dependent upon the prevailing market prices of and demand for oil and gas. These commodity prices are subject to wide fluctuations and market uncertainties. To mitigate a portion of this exposure, the Company enters into swap agreements in which the Company receives a fixed price for the hedged commodity and pays a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

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

	December 31, 2006	September 30, 2007
Derivative assets (liabilities):
Gas swaps	$10,118	$6,643
Oil swaps	(16,349)	(56,945)
Natural gas basis differential swaps	(846)	1,023

	$(7,077)	$(49,279)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Reclassification of settled contracts	$(6,244)	$(5,286)	$(22,978)	$(7,658)
Gain (loss) on ineffective portion of derivatives qualifying for hedge accounting	7,511	1,002	17,566	(3,126)

	$1,267	$(4,284)	$(5,412)	$(10,784)

Based upon market prices at September 30, 2007, the Company expects to charge $10,488 of the balance in accumulated other comprehensive loss to income during the next 12 months when the forecasted transactions actually occur. All forecasted transactions hedged as of September 30, 2007 are expected to be settled by December 2011.

The changes in fair value and settlement of derivative contracts that do not qualify as hedges in accordance with SFAS 133 are recognized as non-hedge derivative losses. Non-hedge derivative losses in the consolidated statements of operations is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Unrealized loss on non-qualified derivative contracts	$(2,665)	$(1,620)	$(2,665)	$(7,430)
Unrealized gain (loss) on natural gas basis differential contracts	(1,857)	(530)	(1,969)	1,870
Loss on settlement of natural gas basis differential contracts	—	(249)	—	(668)

	$(4,522)	$(2,399)	$(4,634)	$(6,228)

Hedge settlement payments of $3,444 and $5,345 were included in accounts payable and accrued liabilities at December 31, 2006 and September 30, 2007, respectively. Hedge settlement receivables of $759 and $648 were included in accounts receivable at December 31, 2006 and September 30, 2007, respectively.

Note 4: Asset Retirement Obligation

The Company’s asset retirement obligations relate to estimated future plugging and abandonment expenses or disposal of its oil and gas properties and related facilities. These obligations to abandon and restore properties are based upon estimated future costs which may change based upon future inflation rates and changes in statutory remediation rules. The following table provides a summary of the Company’s asset retirement obligations for the nine months ended September 30, 2007:

Nine Months Ended September 30, 2007
Beginning balance	$28,126
Liabilities incurred in current period	209
Liabilities settled in current period	(80)
Accretion expense	1,793

$30,048
Less current portion	749

$29,299

Note 5: Long-term debt

Long-term debt at December 31, 2006 and September 30, 2007 consisted of the following:

	December 31, 2006	September 30, 2007
Revolving credit line with banks (1)	$637,000	$430,000
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 6.53% to 7.98%, due June 2008 through September 2021; collateralized by real property	7,036	8,278
Installment notes payable, principal and interest payable quarterly in varying amounts, non-interest bearing (discounted at 5.6% at December 31, 2006 and September 30, 2007, respectively), due September and December 2007	837	111
Non-interest bearing forgivable government loan (2)	250	—
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.62% to 9.387%, due July 2007 through September 2012; collateralized by automobiles, machinery and equipment	5,821	9,275

	650,944	447,664
Less current maturities	3,392	5,218

	$647,552	$442,446

(1)	In October 2006, the Company entered into a Seventh Restated Credit Agreement, which provides for a $500,000 maximum commitment amount and is scheduled to mature on October 31, 2010. Interest is paid at least every three months on $634,000 based upon LIBOR and $3,000 based on an Alternative Base Rate, as defined in the credit agreement, as of December 31, 2006 (effective rate of 7.375% and 8.750%, respectively) and on $430,000 based upon LIBOR as of September 30, 2007 (effective rate of 7.356%). The credit line is collateralized by the Company’s oil and gas properties. The agreement has certain negative and affirmative covenants that require, among other things, maintaining financial covenants for current and debt service ratios and financial reporting.

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

We believe we were in compliance with all covenants under the Credit Agreement as of September 30, 2007.

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

During September 2007, the Company determined that the exchange offer would not be completed within the 270 day window as required by the registration rights agreement. As a result, the Company accrued liquidated damages of $0.2 million during the three months ended September 30, 2007.

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

Senior Notes at December 31, 2006 and September 30, 2007 consisted of the following:

	December 31, 2006	September 30, 2007
8.5% Senior Notes due 2015	$325,000	$325,000
8.875% Senior Notes due 2017	—	325,000
Discount on Senior Notes	—	(2,553)

	$325,000	$647,447

Based on market prices, at September 30, 2007, the fair value of the 8.5% Senior Notes and 8.875% Senior Notes were $303,875 and $303,875, respectively.

In connection with the issuance of the Senior Notes, the Company recorded a discount of $2,671 and capitalized $16,439 of issuance costs related to underwriting and other fees that are amortized to interest expense using the effective interest method. The Company had unamortized issuance costs of $14,989 as of September 30, 2007 that are included in other assets. Amortization of $42 and $281 was charged to interest expense during the three months ended September 30, 2007 related to the discount and issuance costs, respectively. Amortization of $118 and $803 was charged to interest expense during the nine months ended September 30, 2007 related to the discount and issuance costs, respectively.

Note 7: Related Party Transactions

In September 2006, Chesapeake Energy Corporation (“Chesapeake”) acquired a 31.9% beneficial interest in the Company through the sale of common stock. The Company participates in ownership of properties operated by Chesapeake and received revenues and incurred joint interest billings of $2,483 and $964, respectively for the three months ended September 30, 2007 and $5,863 and $3,289, respectively for the nine months ended September 30, 2007 on these properties. In addition, Chesapeake participates in ownership of properties operated by the Company. During the three months ended September 30, 2007, the Company paid revenues and recorded joint interest billings of $393 and $518, respectively to Chesapeake. During the nine months ended September 30, 2007, the Company paid revenues and recorded joint interest billings of $1,090 and $904, respectively. There were no significant amounts receivable or payable to Chesapeake at September 30, 2007.

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

The Company recognized deferred compensation gain of $30 resulting in an increase in net income and expense of $702 resulting in a reduction in net income for the three months ended September 30, 2006 and 2007, respectively. The Company recognized deferred compensation expense of $130 and $1,392 resulting in a reduction in net income for the nine months ended September 30, 2006 and 2007, respectively.

A summary of the Company’s phantom unit activity as of December 31, 2006, and changes during the first nine months of fiscal year 2007 is presented in the following table:

	Fair Value	Phantom Units	Weighted average remaining contract term	Aggregate intrinsic value
	(Per unit)
Unvested and total outstanding at December 31, 2006	$14.29	160,038
Granted	$14.29	47,643
Vested	$14.29	—
Forfeited	$14.29	(5,599)

Unvested and total outstanding at September 30, 2007	$19.29	202,082	2.37	$3,898

Upon vesting, the Company is required to redeem all units. Accordingly, the contract term and the vesting period are the same. There are no vested units as of September 30, 2007.

The fair value of each unit award is estimated on the date of grant and subsequently remeasured at the end of each reporting period using the Black-Scholes option pricing model. The assumptions used for the nine months ended September 30, 2007 are as follows:

Dividend yield	0.0%
Volatility	75.0%
Risk-free interest rate	4.23%
Expected life (in years)	1.25-4.75

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

As of September 30, 2007, there was approximately $1,735 of total unrecognized compensation cost related to unvested phantom units that is expected to be recognized over a weighted-average period of 2.37 years.

Note 9: Segment Information

In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, we have two reportable operating segments. Our exploration and production segment and service company segment are managed separately because of the nature of their products and services. The exploration and production segment is responsible for finding and producing oil and natural gas. The service company segment is responsible for selling oilfield services and supplies. Management evaluates the performance of our segments based upon income before taxes. The service company was acquired during the second quarter of 2007, therefore, no segment information is provided for the three and nine months ended September 30, 2006.

	Exploration and Production	Service Company	Intercompany Eliminations	Consolidated Total
For the Three Months Ended September 30, 2007:
Revenues	$94,281	$14,066	$(6,561)	$101,786
Intersegment revenues	—	(6,561)	6,561	—

Total revenues	94,281	7,505	—	101,786

Income (loss) before income taxes	$7,480	$1,319	(283)	$8,516

For the Nine Months Ended September 30, 2007:
Revenues	$246,089	$24,490	$(11,071)	$259,508
Intersegment revenues	—	(11,071)	11,071	—

Total revenues	246,089	13,419	—	259,508

Income (loss) before income taxes	$111	$2,439	(498)	$2,052

As of September 30, 2007:
Total Assets	$1,450,724	$25,721	$(4,236)	$1,472,209

Note 10: Commitments and Contingencies

Standby letters of credit (“Letters”) available under the revolving credit line are used in lieu of surety bonds with various city, state and federal agencies for liabilities relating to the operation of oil and gas properties. The Company had various Letters outstanding totaling $865 and $1,675 as of December 31, 2006 and September 30, 2007, respectively. Interest on each Letter accrues at the lender’s prime rate (effective rate of 7.36% at September 30, 2007) for all amounts paid by the lenders under the Letters. No interest was paid by the Company on the Letters during the three and nine months ended September 30, 2006 and 2007.

On March 1, 2007, one of our unrestricted subsidiaries entered into an agreement with the Commissioners of the Land Office of the State of Oklahoma to acquire two parcels of land and improvements in conjunction with a real estate development project. The cost of the first parcel is $10,200 and is scheduled to close no later than December 31, 2007 subject to production of clear title. Payments are $5,600 at closing, three annual installments of $1,000 and a final payment of $1,600. The cost of the second parcel is $4,400, subject to satisfaction of certain conditions and is payable in two annual installments of $2,200 on the fifth and sixth anniversary dates of the close of the first parcel.

Various claims and lawsuits, incidental to the ordinary course of business, are pending both for and against the Company. In the opinion of management, all matters are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Pursuant to the securities purchase agreement dated as of September 16, 2006, as amended, relating to the acquisition of Calumet, the Company recorded a receivable of $14,406 due from the sellers related to the post-closing purchase price adjustment for working capital. On August 9, 2007, the Company received a communication from the sellers disputing the calculation of the purchase price adjustment. The Company believes the receivable was calculated in accordance with the securities purchase agreement and intends to diligently defend its position. On September 13, 2007, the Company filed a petition in the District Court of Tulsa County, State of Oklahoma, against John Milton Graves Trust u/t/a 6/11/2004, et al, seeking a declaratory judgement confirming this position. As of September 30, 2007, the recorded receivable was $14,406, of which $9,793 is in dispute, and was recorded in accounts receivable on the consolidated balance sheet.

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

Cash dividends of $350 and $1,050 were paid during the three and nine months ended September 30, 2006 respectively. No dividends were paid during the three and nine months ended September 30, 2007.

Note 12: Comprehensive Income

Components of comprehensive income (loss), net of related tax, are as follows for the three and nine months ended September 30, 2006 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Net income (loss)	$6,812	$5,262	$23,317	$1,288
Unrealized gain (loss) on hedges	16,859	(6,905)	25,451	(25,745)
Reclassification adjustment for hedge losses included in net income (loss)	3,832	3,060	14,104	4,516

Comprehensive income (loss)	$27,503	$1,417	$62,872	$(19,941)

Note 13: Subsequent Event

Effective November 1, 2007, the borrowing base on the Company’s revolving line of credit was increased to $525.0 million. Under the agreement the Company has committed to hedging 80% of its internally estimated PDP crude oil production for 2008, 2009 and 2010 and 75% and 25% of its internally estimated PDP natural gas production for 2008 and 2009, respectively.

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

During the third quarter of 2007, we had a record quarterly production of 10,609 MMcfe, a 39.5% increase over production levels in the third quarter of 2006, primarily as a direct result of the properties acquired in the Calumet acquisition. Higher operating costs and increased interest expense resulting from the issuance of our 8 7/8% Senior Notes slightly offset the revenue impact of higher production and prices, causing a 27% decrease in net income (loss) between the comparable third quarters. The net result was income of $5.3 million in the third quarter of 2007 as compared to net income of $6.8 million during the same period in 2006.

All of our expenses increased on both an absolute and per Mcfe basis during the third quarter of 2007 compared to the comparable period in 2006 due to (i) higher overall industry costs, (ii) additional costs associated with the properties acquired in the Calumet acquisition, and (iii) higher compensation expense resulting from additional employees and increased salaries and benefits which we consider necessary in order to remain competitive in the industry.

We have established a $212.0 million oil and gas property capital expenditure budget for 2007. From January 1, 2007 through September 30, 2007, we spent $122.9 million on exploratory and development activities and approximately $42.9 million on acquisitions of oil and gas properties, including $17.6 million disbursed from escrow related to title defects on the Calumet acquisition.

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

•

Production Tax Credit. During 2006, we purchased interests in two venture capital limited liability companies resulting in a total investment of $15.0 million. Our expected return on the investment will be receipt of $2 of Oklahoma tax credits for every $1 invested to be recouped from our Oklahoma production taxes. The investments will be accounted for as a production tax benefit asset and will be netted against tax credits realized in other income using the effective yield method over the expected recovery period. During the nine months ended September 30, 2007, we recognized $0.2 million of income associated with the tax credits.

•

Oklahoma Ethanol. In August 2005, we entered a joint venture, Oklahoma Ethanol, L.L.C., to construct and operate an ethanol production plant in Oklahoma. We spent approximately $1.4 million toward the design for the construction of the plant in the nine months ended September 30, 2007.

•

Green Country Supply Acquisition. On April 16, 2007, we closed on the purchase of all of the outstanding shares of stock of Green Country Supply, Inc. (“GCS”) for an aggregate purchase price of $25.0 million, subject to certain post closing price adjustments. Approximately $5.0 million of the purchase price was deposited into escrow as security for certain potential working capital, environmental and employment adjustments. GCS was acquired from the former shareholders of Calumet Oil Company and provides oilfield supplies, oilfield chemicals, downhole electric submersible pumps and related services to oil and gas operators primarily in Oklahoma, Texas and Wyoming.

•

8 7/8% Senior Notes due 2017. On January 18, 2007, we issued $325.0 million aggregate principal amount of 8 7/8% Senior Notes maturing on February 1, 2017. The net proceeds from the issuance of the notes were used to pay down outstanding amounts under our Credit Agreement and for working capital.

Results of Operations

Comparison of Three Months ended September 30, 2007 to Three Months ended September 30, 2006.

Oil & Gas Revenues and Production. The following table presents information about our oil and gas sales before the effects of hedging:

	Three Months Ended September 30,		Percentage Change
	2006	2007
Oil and gas sales (dollars in thousands)
Oil	$27,533	$67,577	145.4%
Gas	32,095	30,988	(3.4)%

Total	$59,628	$98,565	65.3%
Production
Oil (MBbls)	416	926	122.6%
Gas (MMcf)	5,109	5,053	(1.1)%

MMcfe	7,605	10,609	39.5%
Average sales prices (excluding hedging)
Oil per Bbl	$66.19	$72.98	10.3%
Gas per Mcf	6.28	6.13	(2.4)%
Mcfe	7.84	9.29	18.5%

Oil sales increased 145.4% from $27.5 million during the three months ended September 30, 2006 to $67.6 million during the same period in 2007. This increase was due to a 122.6% increase in production volumes to 926 MBbls, and a 10.3% increase in average oil prices to $72.98 per barrel. Natural gas sales revenues decreased 3.4% from $32.1 million during the three months ended September 30, 2006 to $31.0 million during the same period in 2007. This decrease was due to a 2.4% decrease in average gas prices and a 1.1% decrease in production volumes to 5,053 MMcf. Oil production for the three months ended September 30, 2007 increased primarily due to the addition of volumes from the Calumet acquisition, our drilling program and enhancements of our existing properties. Approximately 426 MBbls of the oil production for the three months ended September 30, 2007 was related to properties acquired in the Calumet acquisition.

Production volumes by area were as follows (MMcfe):

	Three Months Ended September 30,		Percentage Change
	2006(1)	2007
Mid Continent	4,473	7,023	57.0%
Permian	1,271	1,586	24.8%
Ark-La-Tex	447	475	6.3%
North Texas	282	402	42.6%
Rockies	326	246	(24.5)%
Gulf Coast	806	877	8.8%

Totals	7,605	10,609	39.5%

(1)	During the fourth quarter of 2006, we realigned the boundaries for our reportable areas. As a result, certain reclassifications were made to prior year amounts to conform to current year presentation.

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

We generally hedge a substantial portion of our expected future oil and natural gas production to reduce our exposure to commodity price decreases. The effects of hedging on our net revenues are as follows:

	Three Months Ended September 30,
	2006	2007
	(dollars in thousands)
Gain (loss) from oil and gas hedging activities:
Hedge settlements	$(6,244)	$(5,286)
Hedge ineffectiveness	7,511	1,002

Total	$1,267	$(4,284)

Our loss from oil and gas hedging activities in the third quarter of 2007 was primarily due to losses on hedge settlements resulting from increased oil prices. As a result of lower NYMEX forward strip gas prices at September 30, 2007 compared to June 30, 2007, hedge ineffectiveness resulted in a gain of $1.0 million compared to a gain of $7.5 million in the third quarter of 2006. The decreased ineffectiveness gain during the third quarter of 2007 as compared to the same period in 2006 is also a result of a significant decrease in the volumes of natural gas hedged as of September 30, 2007 compared to September 30, 2006.

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives. The following table presents information about the effects of hedging on realized prices:

	Average Price		Hedged to Non-Hedged Price
	Without Hedge	With Hedge
Oil (per Bbl):
Three months ended September 30, 2006	$66.19	$50.41	76.2%
Three months ended September 30, 2007	72.98	62.75	86.0%
Gas (per Mcf):
Three months ended September 30, 2006	$6.28	$7.81	124.4%
Three months ended September 30, 2007	6.13	7.16	116.8%

Service company revenues and operating expenses. Service company revenues and expenses consist of third-party revenue and operating expenses of Green Country Supply, which was acquired during the second quarter of 2007. Revenues are generated through the sale of oilfield supplies, chemicals, downhole submersible pumps and related services. Operating expenses consist of costs of sales related to product sales and general and administrative expenses. We recognized $7.5 million in service company revenue in the current quarter with corresponding service company expense of $6.6 million, for a net profit of $0.9 million. There were no service company revenues or expenses during the third quarter of 2006.

Costs and Expenses. The following table presents information about our operating expenses for the third quarter of 2006 and 2007:

	Amount			Per Mcfe
	Three Months Ended September 30,		Percent Change	Three Months Ended September 30,		Percent Change
	2006	2007		2006	2007
	(dollars in thousands)
Lease operating expenses	$15,719	$27,033	72.0%	$2.07	$2.55	23.2%
Production taxes	4,324	6,803	57.3%	0.57	0.64	12.3%
Depreciation, depletion and amortization	11,967	22,364	86.9%	1.57	2.11	34.4%
General and administrative	3,005	5,727	90.6%	0.40	0.54	35.0%

Lease operating expenses – Increase was primarily due to increases in the net number of producing wells and higher oilfield service costs, including costs associated with artificial lift on oil properties. Approximately $6.4 million of the increase was attributable to the properties acquired in the Calumet acquisition. Per unit expenses were higher for all categories of lease operating expenses due to continued upward pressure on service costs, labor, and materials resulting from the sustained strength of commodity prices.

Production taxes (which include ad valorem taxes) – Increase was primarily due to a 18.5% increase in averaged realized prices, and an increase of 39.5% in production volumes compared to the same period in 2006.

Depreciation, depletion and amortization (“DD&A”) – Increase was primarily due to increase in DD&A on oil and gas properties of $9.8 million. For oil and gas properties, $5.8 million of the increase was due to higher production volumes and $4.0 million was due to an increase in the DD&A rate per equivalent unit of production. Our DD&A rate on oil and gas properties per equivalent unit of production increased $0.52 to $1.93 per Mcfe primarily due to estimated higher future development costs for proved undeveloped reserves and higher cost reserve additions.

General and administrative expenses – Increase was due primarily to an increase in our office staff and related requirements caused by the increase in our level of activity, including the Calumet acquisition. We also recognized deferred compensation expense of $0.7 million related to our Phantom Unit Plan in the third quarter of 2007 due to the continued strength of oil commodity prices. G&A expense also includes $0.1 million of expenses associated with Pointe Vista Development and Oklahoma Ethanol. G&A expense is net of $2.8 million in the third quarter of 2007 and $2.1 million in the same period of 2006 capitalized as part of our exploration and development activities.

Interest Expense. Interest expense increased during the third quarter of 2007 by $12.4 million, or 119.9%, compared to the same period in 2006 primarily as a result of increased levels of borrowings, including the issuance of our 8 7/8% Senior Notes due 2017, and higher interest rates. Approximately $11.1 million of the increase is due to our increased levels of borrowings and $1.3 million is due to higher interest rates.

Non-hedge derivative losses. Non-hedge derivative losses were $2.4 million during the three months ended September 30, 2007 and are comprised of losses of $1.6 million on derivative contracts that were entered into in anticipation of the Calumet acquisition and did not qualify as hedges and $0.8 million related to natural gas basis differential swaps. Non-hedge derivative losses were $4.5 million during the three months ended September 30, 2006 and are comprised of losses of $1.8 million on natural gas basis differential swaps and $2.7 million on non-qualified derivative contracts.

Comparison of Nine Months ended September 30, 2007 to Nine Months ended September 30, 2006.

Oil & Gas Revenues and Production. The following table presents information about our oil and gas sales before the effects of hedging:

	Nine Months Ended September 30,		Percentage Change
	2006	2007
Oil and gas sales (dollars in thousands)
Oil	$80,462	$160,059	98.9%
Gas	101,430	96,814	(4.6)%

Total	$181,892	$256,873	41.2%
Production
Oil (MBbls)	1,262	2,507	98.7%
Gas (MMcf)	15,592	15,246	(2.2)%

MMcfe	23,164	30,288	30.8%
Average sales prices (excluding hedging)
Oil per Bbl	$63.76	$63.84	0.1%
Gas per Mcf	6.51	6.35	(2.5)%
Mcfe	7.85	8.48	8.0%

Oil sales increased 98.9% from $80.5 million during the nine months ended September 30, 2006 to $160.1 million during the same period in 2007. This increase was due to a 98.7% increase in production volumes to 2,507 MBbls and a 0.1% increase in average oil prices to $63.84 per barrel. Natural gas sales revenues decreased 4.6% from $101.4 million during the nine months ended September 30, 2006 to $96.8 million during the same period in 2007. This decrease was due to a 2.2% decline in production volumes to 15,246 MMcf and a 2.5% decrease in average gas prices. Oil production for the nine months ended September 30, 2007 increased primarily due to the addition of volumes from the Calumet acquisition, our drilling program and enhancements of our existing properties, partially offset by decreased production on existing producing properties due to increased seasonal weather disruptions during the first quarter of 2007. Approximately 1,149 MBbls of the oil production for the nine months ended September 30, 2007 was related to properties acquired in the Calumet acquisition. Gas production for the nine months ended September 30, 2007 decreased primarily due to the recognition of a favorable settlement of a disputed ownership interest that resulted in the one-time recognition of 393 MMcf for production from May 2005 to April 2006 during the nine months ended September 30, 2006.

Production volumes by area were as follows (MMcfe):

	Nine Months Ended September 30,		Percentage Change
	2006(1)	2007
Mid Continent	13,585	19,749	45.4%
Permian	3,947	4,803	21.7%
Ark-La-Tex	1,353	1,366	1.0%
North Texas	829	1,045	26.1%
Rockies	903	712	(21.2)%
Gulf Coast	2,547	2,613	2.6%

Totals	23,164	30,288	30.8%

(1)	During the fourth quarter of 2006, we realigned the boundaries for our reportable areas. As a result, certain reclassifications were made to prior year amounts to conform with current year presentation.

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

We generally hedge a substantial portion of our expected future oil and natural gas production to reduce our exposure to commodity price decreases. The effects of hedging on our net revenues are as follows:

	Nine Months Ended September 30,
	2006	2007
	(dollars in thousands)
Gain (loss) from oil and gas hedging activities:
Hedge settlements	$(22,978)	$(7,658)
Hedge ineffectiveness	17,566	(3,126)

Total	$(5,412)	$(10,784)

Our loss from oil and gas hedging activities during the first nine months of 2007 was primarily due to losses on hedge settlements due to increased oil prices. As a result of higher NYMEX forward strip gas prices at September 30, 2007 compared to December 31, 2006, hedge ineffectiveness resulted in a loss of $3.1 million compared to a gain of $17.6 million during the same period in 2006. Settlements on our oil and gas contracts decreased $15.3 million primarily due to the settlement of higher overall hedge positions during the nine months ended September 30, 2007 as compared to the same period in 2006.

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives. The following table presents information about the effects of hedging on realized prices:

	Average Price		Hedged to Non-Hedged Price
	Without Hedge	With Hedge
Oil (per Bbl):
Nine months ended September 30, 2006	$63.76	$44.46	69.7%
Nine months ended September 30, 2007	63.84	58.05	90.9%
Gas (per Mcf):
Nine months ended September 30, 2006	$6.51	$7.72	118.6%
Nine months ended September 30, 2007	6.35	6.60	103.9%

Service company revenues and operating expenses. Service company revenues and expenses consist of third-party revenue and operating expenses of Green Country Supply, which was acquired during the second quarter of 2007. Revenues are generated through the sale of oilfield supplies, chemicals, downhole submersible pumps and related services. Operating expenses consist of costs of sales related to product sales and general and administrative expenses. The Company recognized $13.4 million in service company revenue during the second and third quarters with corresponding service company expense of $11.6 million, for a net profit of $1.8 million. There were no service company revenues or expenses during the first three quarters of 2006 or in the first quarter of 2007.

Costs and Expenses. The following table presents information about our operating expenses for the first nine months of 2006 and 2007:

	Amount			Per Mcfe
	Nine Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2006	2007		2006	2007
(dollars in thousands)
Lease operating expenses	$46,951	$77,835	65.8%	$2.03	$2.57	26.6%
Production taxes	13,869	18,265	31.7%	0.60	0.60	0.0%
Depreciation, depletion and amortization	35,163	63,385	80.3%	1.52	2.09	37.5%
General and administrative	9,660	15,911	64.7%	0.42	0.53	26.2%

Lease operating expenses – Increase was primarily due to increases in the net number of producing wells and higher oilfield service costs, including costs associated with artificial lift on oil properties. Approximately $19.8 million of the increase were expenses attributable to the properties acquired in the Calumet acquisition. Per unit expenses were higher for all categories of lease operating expenses due to continued upward pressure on service costs, labor, and materials resulting from the sustained strength of commodity prices. Included in these figures are $5.4 million of costs associated with workovers in the first three quarters of 2007 compared to $6.0 million in the same period of 2006.

Production taxes (which include ad valorem taxes) – Increase was primarily due to 8.0% higher averaged realized prices, and an increase of 30.8% in production volumes compared to the same period in 2006.

Depreciation, depletion and amortization (“DD&A”) – Increase was primarily due to increase in DD&A on oil and gas properties of $26.4 million. For oil and gas properties, $13.7 million of the increase was due to higher production volumes and $12.8 million due to an increase in the DD&A rate per equivalent unit of production. Our DD&A rate on oil and gas properties per equivalent unit of production increased $0.55 to $1.92 per Mcfe primarily due to estimated higher future development costs for proved undeveloped reserves and higher cost reserve additions.

General and administrative expenses – Increase was due primarily to an increase in our office staff and related requirements caused by the increase in our level of activity, including the Calumet acquisition. In addition, we increased our compensation plan, including an increase in our officer bonus program and decreased the vesting period related to the phantom unit plan in efforts to meet market demand and recruit and maintain essential personnel. Approximately $0.4 million of the increase was due to the revision in the phantom unit plan. G&A expense also includes $0.4 million of expenses associated with Pointe Vista Development and Oklahoma Ethanol. G&A expense is net of $8.0 million during the first three quarters of 2007 and $6.3 million in the same period of 2006 capitalized as part of our exploration and development activities.

Interest Expense. Interest expense increased during the first nine months of 2007 by $36.0 million, or 124.3%, compared to the same period in 2006 primarily as a result of increased levels of borrowings including the issuance of our 8 7/8% Senior Notes due 2017, and higher interest rates paid. Approximately $32.5 million of the increase is due to our increased levels of borrowings and $3.5 million is due to higher interest rates paid.

Non-hedge derivative losses. Non-hedge derivative losses were $6.2 million during the nine months ended September 30, 2007 and are comprised of losses of $7.4 million on derivative contracts that were entered into in anticipation of the Calumet acquisition and did not qualify as hedges, partially offset by net gains of $1.2 million related to natural gas basis differential swaps. Non-hedge derivative losses were $4.6 million during the nine months ended September 30, 2006 and are comprised of losses of $1.9 million on natural gas basis differential swaps and $2.7 million on non-qualified derivative contracts.

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

The net increase in cash is summarized as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2006	2007
Cash flows provided by operating activities	$72,160	$79,807
Cash flows used in investing activities	(165,211)	(184,198)
Cash flows provided by financing activities	194,178	110,609

Net increase in cash during the period	$101,127	$6,218

Sources and uses of cash. Substantially all of our cash flow from operating activities is from the production and sale of oil and gas, reduced or increased by associated hedging activities. For the nine months ended September 30, 2007, net cash provided from operations increased 10.6% from the same period in the prior year and provided approximately 43.3% of our net cash outflows used in investing activities. The increase is due primarily to an increase in oil and gas sales revenue, partially offset by higher operating and interest expenses.

We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. Cash flow from operating activities and debt financing were primarily used during the first nine months of 2007 to fund $202.4 million in cash expenditures for capital and exploration projects and property acquisitions.

Our actual capital expenditures for oil and gas properties are detailed below:

(dollars in thousands)	Nine Months Ended September 30, 2007	Percent of Total
Development activities:
Developmental drilling	$66,121	39.9%
Enhancements	37,227	22.4%
Tertiary recovery	10,291	6.2%
Acquisitions:
Proved properties(1)	37,741	22.8%
Unproved properties	5,163	3.1%
Exploration activities	9,295	5.6%

Total	$165,838	100.0%

(1)	Includes $17,628 of amounts disbursed from escrow related to title defects on the Calumet acquisition.

In addition to the capital expenditures for oil and gas properties, we spent $20.0 million for the acquisition of Green Country Supply and approximately $13.1 million for the acquisition and construction of new office and administrative facilities and equipment during the first nine months of 2007.

We also spent $2.1 million for the acquisition of land associated with a real estate development project operated under Pointe Vista Development, L.L.C., and capitalized $1.4 million of costs associated with the design and construction of an ethanol plant operated under Oklahoma Ethanol, L.L.C., both of which are unrestricted subsidiaries.

During the first nine months of 2007, we borrowed $93.0 million under our revolving credit facility. We also issued $325.0 million of our 8  7/8% Senior Notes due 2017, generating net proceeds of $315.1 million after expenses.

As of September 30, 2007, we had cash and cash equivalents of $15.0 million and long-term debt obligations of $1.1 billion.

Our credit facility. As of September 30, 2007, we had $430.0 million outstanding under our Credit Agreement and the borrowing base was $500.0 million.

Our Credit Agreement requires us to maintain a Current Ratio, as defined in our Credit Agreement, of not less than 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with generally accepted accounting principles. Since compliance with financial covenants is a material requirement under our Credit Agreement, we consider the current ratio calculated under our Credit Agreement to be a useful measure of our liquidity because it includes the funds available to us under our Credit Agreement and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At December 31, 2006 and September 30, 2007, our current ratio as computed using generally accepted accounting principles was 0.88 and 0.99, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 2.15 and 1.76, respectively. The following table reconciles our current assets and current liabilities using generally accepted accounting principles to the same items for purposes of calculating the current ratio for our loan compliance:

(dollars in thousands)	December 31, 2006	September 30, 2007
Current assets per GAAP	$91,863	$121,336
Plus—Availability under Credit Agreement	112,136	68,326
Less—Deferred tax asset on hedges and asset retirement obligation	(847)	(5,687)
Less—Short-term derivative instruments	(7,599)	—

Current assets as adjusted	$195,553	$183,975

Current liabilities per GAAP	$104,255	$122,970
Less—Short-term derivative instruments	(12,376)	(17,728)
Less—Short-term asset retirement obligation	(749)	(749)

Current liabilities as adjusted	$91,130	$104,493

Current ratio for loan compliance	2.15	1.76

On October 31, 2006, we entered into a Seventh Restated Credit Agreement in conjunction with the Calumet acquisition. The Credit Agreement provides for a $500.0 million maximum commitment amount, is secured by our oil and gas properties and matures on October 31, 2010. Obligations under the Credit Agreement are also secured by pledges by us and each of the borrowers of equity interests in other subsidiaries owned by us and them, excluding specified entities. Availability under our Credit Agreement is subject to a borrowing base of $500.0, which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the banks may request a borrowing base redetermination once every six months. The indentures governing our 8 1/2% Senior Notes and 8 7/8% Senior Notes also contain restrictions as to the amount we may borrow under our credit agreement. As of September 30, 2007 the availability under our credit agreement pursuant to the restrictions contained in the indentures exceeded the allowable borrowing base. Effective November 1, 2007, our borrowing base was adjusted to $525.0 million. As part of the redetermination, we have committed to hedging 80% of our internally estimated PDP crude oil production for 2008, 2009 and 2010 and 75% and 25% of our internally estimated PDP natural gas production for 2008 and 2009, respectively.

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

Borrowings under our Credit Agreement are made, at our option, as either Eurodollar loans or Alternate Base Rate, or ABR, loans. At September 30, 2007, all of our borrowings were Eurodollar loans.

Interest on Eurodollar loans is computed at LIBOR, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in the agreement, plus a margin where the margin varies from 1.25% to 2.50% depending on the utilization percentage of the conforming borrowing base. At September 30, 2007, the LIBOR rate was 5.54%, the Statutory Reserve Rate multiplier was 100% and the applicable margin and commitment fee together were 1.82% resulting in an effective interest rate of 7.36% for Eurodollar borrowings. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.

Interest on the ABR loans is computed as the greater of (1) the Prime Rate, as defined in our Credit Agreement, or (2) the Federal Funds Effective Rate plus  1/2 of 1%; plus a margin where the margin varies from 0.00% to 1.00% depending on the utilization percentage of the borrowing base. At September 30, 2007, the applicable rate was 8.25% and the applicable margin was 0.25% resulting in an effective interest rate of 8.50% for ABR borrowings. Interest payments on ABR borrowings are due the last day of each March, June, September and December.

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

As of March 31, 2007, we did not meet the 5.00 to 1.0 Consolidated Total Debt to Consolidated EBITDAX ratio as required by the Credit Agreement. Effective May 11, 2007, the Credit Agreement was amended to replace the Total Debt to EBITDAX ratio with a Consolidated Senior Total Debt to Consolidated EBITDAX ratio. For purposes of the amended ratio, Consolidated Senior Total Debt consists of all outstanding loans under the Credit Agreement, letters of credit and all obligations under capital leases, as defined in the First Amendment to our Credit Agreement. The amended Credit Agreement requires us to maintain a Consolidated Senior Total Debt to Consolidated EBITDAX ratio, as defined in our Credit Agreement, of not greater than:

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

We believe we were in compliance with all covenants under the Credit Agreement as of September 30, 2007.

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

Our 8 7/8% Senior Notes due 2017. On January 18, 2007, we issued $325.0 million aggregate principal amount of 8 7/8% Senior Notes maturing on February 1, 2017. The 8 7/8% Senior Notes are our senior unsecured obligations, rank equally in right of payment with all of our existing and future senior indebtedness, including our existing 8 1 /2% Senior Notes, and rank senior to all of our existing and future subordinated debt. The payment of the principal, interest and premium on the 8 7/8% Senior Notes are fully and unconditionally guaranteed on senior unsecured basis by our existing and some of our future restricted subsidiaries, as defined in the indenture.

On or after February 1, 2012, we may redeem some or all of the 8 7/8 % Senior Notes at any time at redemption prices specified in the indenture, plus accrued and unpaid interest to the date of redemption.

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

If we experience a change of control (as defined in the indenture governing the 8 7/8% Senior Notes), including making certain asset sales, subject to certain conditions, we must give holders of the 8 7/8% Senior Notes the opportunity to sell us their 8 7/ 8% Senior Notes at 101% of the principal amount, plus accrued and unpaid interest.

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

During September 2007, we determined that the exchange offer would not be completed within the 270 day window as required by the registration rights agreement. As a result, the Company accrued liquidated damages of $0.2 million during the three months ended September 30, 2007.

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

Revenue recognition. We derive almost all of our revenue from the sale of crude oil and natural gas produced from our oil and gas properties and from sales of equipment and materials through our service company, Green Country Supply. Crude oil and natural gas revenue is recorded in the month the product is delivered to the purchaser. We receive payment on substantially all of these sales from one to three months after delivery. At the end of each month, we estimate the amount of production delivered to purchasers that month and the price we will receive. Variances between our estimated revenue and actual payment received for all prior months are recorded in the month payment is received. Service company sales are recorded in the month the product and services are delivered to the customer.

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

Oil and gas prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and gas prices with any degree of certainty. Sustained declines in oil and gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our Credit Agreement and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our nine months ended September 30, 2007 production, our gross revenues from oil and gas sales would change approximately $1.5 million for each $0.10 change in gas prices and $2.5 million for each $1.00 change in oil prices.

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

Our outstanding oil and natural gas derivative instruments as of September 30, 2007 are summarized below:

	Natural Gas basis protection swaps		Natural Gas Swaps			Crude Oil Swaps
	Non-hedge		Hedge		Percent of PDP production hedged(1)	Hedge		Non-hedge		Percent of PDP production(1)(2)
	Volume MMcf	Weighted average fixed price to be received	Volume MMcf	Weighted average fixed price to be received		Volume MBbl	Weighted average fixed price to be received	Volume MBbl	Weighted average fixed price to be received
4Q 2007	2,220	1.02	3,900	8.04	71.9%	603	63.84	—	—	67.2%
1Q 2008	2,070	1.16	960	10.07	18.7%	543	68.02	60	$67.48	70.4%
2Q 2008	2,220	0.81	870	8.10	17.9%	513	67.85	60	67.63	69.2%
3Q 2008	2,220	0.81	610	8.14	13.2%	508	68.05	60	67.64	70.7%
4Q 2008	2,120	0.90	450	8.72	10.2%	472	68.58	74	67.41	69.8%
1Q 2009	2,070	0.92	—	—	—	402	67.84	111	67.15	67.3%
2Q 2009	540	0.82	—	—	—	402	67.44	90	66.94	68.7%
3Q 2009	—	—	—	—	—	402	67.02	90	66.57	70.3%
4Q 2009	—	—	—	—	—	402	66.61	90	66.18	72.0%
1Q 2010	—	—	—	—	—	366	66.34	102	65.80	71.4%
2Q 2010	—	—	—	—	—	366	66.03	90	65.47	71.2%
3Q 2010	—	—	—	—	—	366	65.57	90	65.10	72.9%
4Q 2010	—	—	—	—	—	366	65.20	90	64.75	74.4%
1Q 2011	—	—	—	—	—	309	64.40	99	64.24	67.8%
2Q 2011	—	—	—	—	—	309	64.06	90	63.93	67.5%
3Q 2011	—	—	—	—	—	309	63.71	90	63.61	68.7%
4Q 2011	—	—	—	—	—	309	63.33	90	63.30	70.2%

	13,460		6,790			6,947		1,376

(1)	Based on our most recent internally estimated PDP production for such periods.
(2)	Percentage includes both hedge and non-hedge swaps.

Interest rates. All of the outstanding borrowings under our Credit Agreement as of September 30, 2007 are subject to market rates of interest as determined from time to time by the banks. We may designate borrowings under our Credit Agreement as either ABR loans or Eurodollar loans. ABR loans bear interest at a fluctuating rate that is linked to the discount rate established by the Federal Reserve Board. Eurodollar loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $500.0 million, equal to our borrowing base, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $5.0 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of the end of the period covered by this quarterly report, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Pursuant to the securities purchase agreement dated as of September 16, 2006, as amended, relating to the acquisition of Calumet, we recorded a receivable of approximately $14.4 million due from the sellers related to the post-closing purchase price adjustment for working capital. On August 9, 2007, we received a communication from the sellers disputing the calculation of the purchase price adjustment. We believe the value of the receivable was calculated in accordance with the securities purchase agreement and intend to diligently defend our position. On September 13, 2007, we filed a petition in the District Court of Tulsa County, State of Oklahoma, against John Milton Graves Trust u/t/a 6/11/2004, et al, seeking a declaratory judgement confirming this position. As of September 30, 2007, the recorded receivable was approximately $14.4 million, of which approximately $9.8 million is in dispute, and was recorded in accounts receivable on the consolidated balance sheet.

In the opinion of management, there are no other material pending legal proceedings to which we or any of our subsidiaries are a party or of which any of our property is the subject. However, due to the nature of our business, certain legal or administrative proceedings may arise from time to time in the ordinary course of business.

ITEM 1A.	RISK FACTORS

Information with respect to risk factors is included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to the risk factors since the filing of such Form 10-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of Chaparral Energy, Inc. (the “Company”), dated as of September 26, 2006. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2006)

3.2*	Amended and Restated Bylaws of the Company, dated as of September 26, 2006. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2006)

4.1*	Form of 8 1/2% Senior Note due 2015 (included in Exhibit 4.2). (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.2*	Indenture, dated as of December 1, 2005, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.3*	First Supplemental Indenture, dated as of August 24, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on August 28, 2006)

4.4*	Second Supplemental Indenture, dated as of October 31, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on November 6, 2006)

4.5*	Third Supplemental Indenture, dated as of July 30, 2007 and effective as of April 16, 2007, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-145128), filed on August 3, 2007)

4.6*	Indenture dated January 18, 2007, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.7*	Form of 8 7/8% Senior Note due 2017 (included in Exhibit 4.5). (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.8*	First Supplemental Indenture, dated as of July 30, 2007 and effective as of April 16, 2007, to Indenture dated as of January 18, 2007 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-145128), filed on August 3, 2007)

Exhibit No.	Description
10.1*	Second Amendment to Seventh Restated Credit Agreement, dated as of July 3, 2007, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.11 to the Company’s Registration on Form S-1 (SEC File No. 333-130749), filed on July 20, 2007)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPARRAL ENERGY, INC.

By:	/s/ Mark A. Fischer
Name:	Mark A. Fischer
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph O. Evans
Name:	Joseph O. Evans
Title:	Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

Date: November 13, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of Chaparral Energy, Inc. (the “Company”), dated as of September 26, 2006. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2006)

3.2*	Amended and Restated Bylaws of the Company, dated as of September 26, 2006. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2006)

4.1*	Form of 8 1/2% Senior Note due 2015 (included in Exhibit 4.2). (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.2*	Indenture, dated as of December 1, 2005, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.3*	First Supplemental Indenture, dated as of August 24, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on August 28, 2006)

4.4*	Second Supplemental Indenture, dated as of October 31, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on November 6, 2006)

4.5*	Third Supplemental Indenture, dated as of July 30, 2007 and effective as of April 16, 2007, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-145128), filed on August 3, 2007)

4.6*	Indenture dated January 18, 2007, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.7*	Form of 8 7/8% Senior Note due 2017 (included in Exhibit 4.5). (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.8*	First Supplemental Indenture, dated as of July 30, 2007 and effective as of April 16, 2007, to Indenture dated as of January 18, 2007 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-145128), filed on August 3, 2007)

Exhibit No.	Description
10.1*	Second Amendment to Seventh Restated Credit Agreement, dated as of July 3, 2007, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.11 to the Company’s Registration on Form S-1 (SEC File No. 333-130749), filed on July 20, 2007)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference