Form 10-K/A
period 2006-12-31
Chaparral Energy, Inc.
filed 2008-01-03
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

Form 10-K/A

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

877,000 shares of the registrant’s Common Stock were outstanding as of December 20, 2007.

Explanatory Note

Chaparral Energy, Inc. (also referred to as the “Company,” “we,” or “our”) is filing this Amendment No. 1 (the “Amendment No. 1”) to our Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on April 2, 2007, for the purpose of revising footnote 16 of the Notes to consolidated financial statements included herein in connection with certain revisions made to our proved reserves attributed to the polymer project in the North Burbank Unit. We have also made conforming revisions throughout Items 1. and 2. Business and Properties, Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 6-10, 13-16, 23, 25, 32 and 33. The revisions to the footnote have not been deemed material by us. Accordingly, no additional revisions or restatements to our consolidated financial statements are required or have been made.

Other than as set forth above, the information set forth in our consolidated financial statements and the footnotes thereto in this Amendment No. 1 has not been modified or updated in any way from the information in our financial statements and the related footnotes included in the Form 10-K. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and reflects only the changes to the footnotes referenced above. No other information included in the Form 10-K has been modified or updated.

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

Chaparral Energy, Inc.

Chaparral is an independent oil and natural gas production and exploitation company, headquartered in Oklahoma City, Oklahoma. Since our inception in 1988, we have increased reserves and production primarily by acquiring and enhancing properties in our core areas of the Mid-Continent and the Permian Basin. Beginning in 2000, we expanded our geographic focus to include additional areas of Ark-La-Tex, North Texas, the Gulf Coast and the Rocky Mountains. On October 31, 2006, we acquired all of the outstanding capital stock of Calumet Oil Company and all of the limited partnership interests and membership interests of certain of its affiliates (“Calumet”) for a cash purchase price of approximately $500.0 million. Calumet owned properties principally located in Oklahoma and Texas, areas which were complementary to our existing core areas of operations. As of December 31, 2006, estimated proved reserves attributable to the acquisition were approximately 346 Bcfe. Calumet’s proved reserves are relatively long-lived, have relatively low production decline rates and are approximately 96% oil. In addition to increasing our current average net daily production, many of the acquired properties have significant drilling and enhanced oil recovery opportunities.

As of December 31, 2006, we had estimated proved reserves of 906 Bcfe (69% proved developed and 59% crude oil) with a PV-10 value of approximately $1.5 billion. For the year ended December 31, 2006, our average daily production was 88.7 MMcfe and on a proforma basis was 112.2 MMcfe. As of December 31, 2006, our estimated pro forma reserve life was 22.1 years (calculated as December 31, 2006 reserves of 905,579 MMcfe divided by year ended December 31, 2006 pro forma production of 40,953 MMcfe). For the year ended December 31, 2006, our revenues were $249.2 million. We set forth our definition of PV-10 value (a non-GAAP measure) and a reconciliation of the standardized measure of discounted future net cash flows to PV-10 value on page 16.

For the period from 2003 to 2006, our proved reserves and production grew at a compounded annual growth rate of 44% and 28%, respectively. We have grown primarily through a disciplined strategy of acquiring proved oil and natural gas reserves, followed by exploitation activities and the acquisition of additional interests in or near these acquired properties. We typically pursue properties in the second half of their life with stable production, shallow decline rates and with particular producing trends and characteristics indicative of production or reserve enhancement opportunities. We currently expect our future growth to continue through a combination of acquisitions and exploitation projects, complemented by a modest amount of exploration activities.

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

Business Strengths

Consistent track record of low-cost reserve additions and production growth. From 2003 to 2006, we have grown reserves and production by a compounded annual growth rate of 44% and 28%, respectively. We have achieved this through a combination of drilling success and acquisitions. Our reserve replacement ratio, which reflects our reserve additions in a given period stated as a percentage of our production in the same period, has averaged nearly 500% per year since 1999. We replaced approximately 794%, 822% and 991% of our production in 2004, 2005 and 2006 respectively, at an average fully developed FD&A cost of $2.37 per Mcfe over this three-year period.

Disciplined approach to proved reserve acquisitions. We have a dedicated team that analyzes all of our acquisition opportunities. This team conducts due diligence, with reserve engineering on a well-by-well basis, to determine whether assets under consideration meet our acquisition criteria. We typically target properties where we can identify enhancements that we believe will increase production rates and extend the producing life of the well. The large number of acquisition opportunities we review allows us to be selective and focus on properties that we believe have the most potential for value enhancement. In 2004, 2005 and 2006, our capital expenditures for acquisitions of proved properties were $28.5 million, $216.7 million and $484.4 million, respectively. These acquisition capital expenditures represented approximately 30%, 65% and 73%, respectively, of our total capital expenditures for those periods. In October 2006, we acquired Calumet, which added approximately 346 Bcfe of proved reserves as of December 31, 2006. Excluding the acquisition of Calumet, we spent $19.5 million on acquisitions of proved properties during 2006, representing approximately 10% of total capital expenditures for that period. We expect to continue spending a significant percentage of our future capital expenditures on acquisitions as long as our investment criteria are met.

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

Control operations and costs. We seek to serve as operator of the wells in which we own a significant interest. As operator, we are better positioned to control the (1) timing and plans for future enhancement and exploitation efforts; (2) costs of enhancing, drilling, completing and producing the wells; and (3) marketing negotiations for our oil and gas production to maximize both volumes and wellhead price. As of December 31, 2006, we operated properties comprising approximately 83% of our proved reserves.

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

	Proved reserves as of December 31, 2006					Average daily production (MMcfe per day)	Pro forma average daily production (MMcfe per day)
	Oil (MBbl)	Natural gas (MMcf)	Total (MMcfe)	Percent of total MMcfe	PV-10 value ($mm)	Year ended December 31, 2006	Year ended December 31, 2006
Mid-Continent	73,312	251,293	691,165	76.4%	$1,087.4	53.3	76.8
Permian Basin	6,039	58,233	94,467	10.4%	170.6	15.1	15.1
Ark-La-Tex	1,077	18,919	25,381	2.8%	47.9	4.7	4.7
North Texas	2,324	5,008	18,952	2.1%	38.4	3.1	3.1
Rocky Mountains	3,563	7,679	29,057	3.2%	56.7	3.3	3.3
Gulf Coast	2,063	34,179	46,557	5.1%	93.1	9.2	9.2

Total	88,378	375,311	905,579	100.0%	$1,494.1	88.7	112.2

Our properties have relatively long reserve lives and highly predictable production profiles. In general, these properties have extensive production histories and production enhancement opportunities. While our portfolio of oil and gas properties is geographically diversified, 78% of our 2006 production was concentrated in our two core areas, which allows for substantial economies of scale in production and cost effective application of reservoir management techniques. As of December 31, 2006 we owned interests in 7,687 gross (2,415 net) producing wells and we operated wells representing 83% of our proved reserves. The high proportion of reserves in our operated properties allows us to exercise more control over expenses, capital allocations and the timing of development and exploitation activities in our fields.

Mid-Continent

The Mid-Continent Area is the larger of our two core areas and, as of December 31, 2006, accounted for 76% of our proved reserves and 73% of our PV-10 value. We own an interest in 4,954 producing wells in the Mid-Continent, of which we operate 1,940. Our ten largest properties and 14 of our 20 largest properties, in terms of PV-10 value, are located in this area. During the year ended December 31, 2006, our net average daily production in the Mid-Continent Area was approximately 57.7 MMcfe per day, or 65% of our total net average daily production (or approximately 81.2 MMcfe per day, or 72% of our total net average daily production, on a pro forma basis). This area is characterized by stable, long-life, shallow decline reserves. We produce and drill in most of the basins in the region and have significant holdings and activity in the areas described below.

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

Oil and Natural Gas Reserves

The table below summarizes our net proved oil and natural gas reserves and PV-10 values at December 31, 2006. Information in the table is derived from reserve reports of estimated proved reserves prepared by Cawley, Gillespie & Associates, Inc. (44% of PV-10 value) and by Lee Keeling & Associates, Inc. (41% of PV-10 value). Our internal engineering staff has prepared a report of estimated proved reserves on our remaining smaller value properties (15% of PV-10 value).

	Net proved reserves
	Oil (MBbl)	Natural gas (MMcf)	Total (MMcfe)	PV-10 value (In thousands)
Developed—producing	45,899	233,606	509,000	$949,472
Developed—non-producing	11,925	48,352	119,902	189,768
Undeveloped	30,554	93,353	276,677	354,823

Total proved	88,378	375,311	905,579	$1,494,063

The estimated reserve life as of December 31, 2004, 2005 and 2006 was 22.9, 24.4 and 28.0 years, respectively. The estimated reserve life was calculated by dividing total proved reserves by production volumes for the year indicated.

The following table sets forth the estimated future net revenues from proved reserves, the PV-10, the standardized measure of discounted future net cash flows and the prices used in projecting them over the past three years.

(Dollars in thousands, except prices)	2004	2005	2006
Future net revenue	$1,663,141	$3,597,300	$3,518,020
PV-10 value	775,116	1,602,610	1,494,063
Standardized measure of discounted future net cash flows	514,041	1,067,888	1,082,209
Oil price (per Bbl)	$43.51	$61.04	$61.06
Natural gas price (per Mcf)	$6.35	$10.08	$5.64

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

The following table summarizes our estimates of net proved oil and natural gas reserves as of the dates indicated and the present value attributable to the reserves at such dates (using prices in effect on December 31, 2004, 2005 and 2006), discounted at 10% per annum. Estimates of our net proved oil and natural gas reserves as of December 31, 2004, 2005 and 2006 were prepared by Cawley, Gillespie & Associates (44% of PV-10 value in 2006) and Lee Keeling & Associates, Inc. (41% of PV-10 value in 2006), both independent petroleum engineering firms, and our engineering staff (15% of PV-10 value in 2006).

	As of December 31,
Proved Reserves	2004	2005	2006
Oil (Mbbl)	28,585	33,913	88,378
Natural gas (MMcf)	263,620	414,384	375,311
Natural gas equivalent (MMcfe)	435,130	617,862	905,579
Proved developed reserve percentage	67%	69%	69%
PV-10 value (in thousands)	$775,116	1,602,610	1,494,063
Estimated reserve life (in years)(1)	22.9	24.4	28.0

Cost incurred (in thousands):
Property acquisition costs
Proved properties(2)	$28,483	$216,742	$484,404
Unproved properties	2,063	5,543	4,731

Total acquisition costs	30,546	222,285	489,135
Development costs	62,371	103,479	170,987
Exploration costs	3,114	7,274	7,015

Total	$96,031	$333,038	$667,137

Annual reserve replacement ratio(3)	794%	822%	991%
Three-year average fully developed FD&A cost ($/Mcfe)(4)		$1.82	$2.37

(1)	Calculated by dividing net proved reserves by net production volumes for the year indicated
(2)	Includes $152,945 and $464,860 of costs related to the acquisitions of CEI Bristol and Calumet in 2005 and 2006, respectively.
(3)	Calculated by dividing the sum of reserve additions from all sources (revisions, extensions and discoveries, improved recoveries, and acquisitions) by the production for the corresponding period.
(4)	Calculated as total costs incurred, plus the increase in future development costs, divided by total proved reserve acquisitions, extensions and discoveries, and revisions as shown below (in Mcfe unless otherwise noted):

	2003	2004	2005	2006
Purchases of minerals in place	50,515	62,238	173,176	354,004
Extensions and discoveries	12,766	34,004	22,531	16,736
Revisions	102	14,535	(7,516)	(56,423)
Improved recoveries	8,202	39,722	20,262	6,653

Total reserve additions	71,585	150,499	208,453	320,970

Costs incurred	$56,962	$96,031	$333,038	$667,137
Changes in future development costs	20,494	121,938	154,042	236,700

Total costs incurred	$77,456	$217,969	$487,080	$903,837

Three-year average fully developed FD&A cost ($/Mcfe)			$1.82	$2.37

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

The following table provides a reconciliation of the standardized measure of discounted future net cash flows to PV-10 as of December 31, 2006 for our major areas of operation:

(dollars in millions)	PV-10 Value	Present value of future income tax discounted at 10%	Standardized measure of discounted future net cash flow
Mid-Continent	$1,087.4	$254.2	$833.2
Permian Basin	170.6	64.3	106.3
Ark-La-Tex	47.9	16.6	31.3
North Texas	38.4	15.1	23.3
Rocky Mountains	56.7	18.3	38.4
Gulf Coast	93.1	43.4	49.7

Total	$1,494.1	$411.9	$1,082.2

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

As of December 31, 2006, approximately 31% of our estimated proved reserves were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling and enhanced recovery operations. The reserve data assumes that we can and will make these expenditures and conduct these operations successfully. While we are reasonably certain of our ability to make these expenditures and to conduct these operations under existing economic conditions, these assumptions may not prove correct.

Our level of indebtedness may adversely affect our operations and limit our growth. We may have difficulty making debt service payments on our indebtedness as such payments become due.

As of December 31, 2006, our total debt was $976.3 million. Our maximum commitment amount and the borrowing base under our new Seventh Restated Credit Agreement was $750.0 million and $750.0 million, respectively. After the issuance of our 8 7/ 8% Senior Notes on January 18, 2007, our maximum commitment amount and the borrowing base were reduced to $652.0 million and $500.0 million, respectively. We may incur additional debt, including significant secured indebtedness, in order to make future acquisitions, to develop our properties or for other purposes, and we expect to continue to be highly leveraged in the foreseeable future.

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

Our future success depends largely upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Unless we replace the reserves we produce through successful development, exploration or acquisition activities, our proved reserves and production will decline over time. In addition, approximately 31% of our total estimated proved reserves (by volume) at December 31, 2006 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling and enhanced recovery operations. Our historical December 31, 2006 reserve estimates reflect that our production rate on current proved developed producing reserve properties will decline at annual rates of approximately 14.3%, 11.0% and 8.6% during 2007, 2008 and 2009, respectively. Thus, our future oil and natural gas reserves and production and, therefore, our cash flow and income are highly dependent on our success in efficiently developing our current reserves and economically finding or acquiring additional recoverable reserves.

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

Overview

We are an independent oil and natural gas company engaged in the production, acquisition and exploitation of oil and natural gas properties. Our areas of operation include the Mid-Continent, Permian Basin, Gulf Coast, Ark-La-Tex, North Texas and the Rocky Mountains. We maintain a portfolio of proved reserves, development and exploratory drilling opportunities, and enhanced oil recovery projects. As of December 31, 2006, we had estimated proved reserves of 906 Bcfe, with a PV-10 value of $1.5 billion. Our reserves were 69% proved developed and 59% crude oil.

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

•

Acquisition of Calumet Oil Company and affiliates. On October 31, 2006, we acquired all of the outstanding capital stock of Calumet Oil Company and all of the limited partnership interests and membership interests of certain of its affiliates for a cash purchase price of approximately $500.0 million. Calumet owns properties principally located in Oklahoma and Texas, areas which are complementary to our core areas of operations. Proved reserves attributable to the acquisitions were in excess of 347 Bcfe. Calumet’s proved reserves are long-lived, have low production decline rates and are approximately 96% oil. In addition to increasing our current average net daily production, many of the properties have significant drilling and enhanced oil recovery opportunities. Additionally, as part of the transaction, we acquired Calumet’s hedging arrangements, which included hedge swaps of 75 MBbls of oil per month at $66.10 per barrel during 2006, 75 MBbls per month at $63.00 per barrel during 2007 and 30 MBbls per month at $68.10 during 2008.

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

The Company’s oil and gas reserves are attributable solely to properties within the United States. A summary of the Company’s changes in quantities of proved oil and gas reserves for the years ended December 31, 2004, 2005 and 2006 are as follows:

	Oil (Mbbls)	Gas (MMcf)	Total (Mmcfe)
Balance at January 1, 2004	16,777	203,677	304,339
Purchase of minerals in place	3,724	39,894	62,238
Sales of minerals in place	(91)	(201)	(747)
Extensions and discoveries	1,589	24,470	34,004
Revisions	2,051	2,229	14,535
Improved recoveries	5,708	5,474	39,722
Production	(1,173)	(11,923)	(18,961)

Balance at December 31, 2004	28,585	263,620	435,130
Purchase of minerals in place	7,399	128,782	173,176
Sales of minerals in place	(45)	(97)	(367)
Extensions and discoveries	569	19,117	22,531
Revisions	(1,975)	4,334	(7,516)
Improved recoveries	829	15,288	20,262
Production	(1,449)	(16,660)	(25,354)

Balance at December 31, 2005	33,913	414,384	617,862
Purchase of minerals in place (as restated)	55,955	18,274	354,004
Sales of minerals in place	(78)	(400)	(868)
Extensions and discoveries	762	12,164	16,736
Revisions(1)	(992)	(50,471)	(56,423)
Improved recoveries	724	2,309	6,653
Production	(1,906)	(20,949)	(32,385)

Balance at December 31, 2006 (as restated)	88,378	375,311	905,579

Proved developed reserves:
December 31, 2004	17,358	186,544	290,692

December 31, 2005	23,762	283,173	425,745

December 31, 2006	57,824	281,958	628,902

(1)	The downward revision in our gas reserves in 2006 was primarily due to a decrease in price from $10.08 in 2005 to $5.64 in 2006 and an overall increase in lifting costs.

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves are as follows:

	2004	2005	2006 (restated)
Future cash flows	$2,757,761	$5,537,226	$7,239,850
Future production costs	(908,239)	(1,599,503)	(3,144,707)
Future development and abandonment costs	(186,381)	(340,423)	(577,123)
Future income tax provisions	(567,468)	(1,212,513)	(953,794)

Net future cash flows	1,095,673	2,384,787	2,564,226
Less effect of 10% discount factor	(581,632)	(1,316,899)	(1,482,017)

Standardized measure of discounted future net cash flows	$514,041	$1,067,888	$1,082,209

Future cash flows as shown above were reported without consideration for the effects of hedging transactions outstanding at each period end. If the effects of hedging transactions were included in the computation, then future cash flows would have decreased by $29,332, $44,935, and $6,729 in 2004, 2005 and 2006, respectively.

The changes in the standardized measure of discounted future net cash flows relating to proved oil and gas reserves are as follows:

	2004	2005	2006 (restated)
Beginning of year	$325,250	$514,041	$1,067,888
Sale of oil and gas produced, net of production costs	(78,472)	(144,637)	(158,361)
Net changes in prices and production costs	89,687	477,828	(472,700)
Extensions and discoveries	56,933	83,727	52,366
Improved recoveries	73,199	68,467	6,538
Changes in future development costs	(69,721)	(140,394)	27,917
Development costs incurred during the period that reduced future development costs	11,230	8,456	30,989
Revisions of previous quantity estimates	32,775	(25,195)	(137,268)
Purchases and sales of reserves in place, net	109,754	496,645	408,000
Accretion of discount	49,565	78,483	161,752
Net change in income taxes	(99,260)	(276,722)	140,413
Changes in production rates and other	13,101	(72,811)	(45,325)

End of year	$514,041	$1,067,888	$1,082,209

Average prices in effect at December 31, 2004, 2005 and 2006 used in determining future net revenues related to the standardized measure calculation are as follows:

	2004	2005	2006
Oil (per Bbl)	$43.51	$61.04	$61.06
Gas (per Mcf)	$6.35	$10.08	$5.64

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

(Dollars in thousands, unless otherwise noted)

Reserve Restatement

During 2007 the Company determined that certain of its proved undeveloped (PUD) reserves relating to its tertiary recovery projects did not meet the criteria of proved reserves as defined by Rule 4-10(a) of Regulation S-X. As a result, the Company recorded a downward revision of 62,988 MMcfe of estimated proved reserves at December 31, 2006. No other years were affected by the revision. Quantities of estimated proved reserves are used in determining financial statement amounts, including ceiling test charges and depletion, depreciation, and amortization (DD&A). The revision of our historical estimated reserves did not have a significant impact on the Company’s financial statements, and therefore did not require a restatement. The Company has restated the disclosures about oil and gas activities to reflect the impact of the revision.

Our reserve restatement resulted in the following revisions to our estimated proved reserves as of December 31, 2006:

	2006 As Reported	2006 As Restated
Oil (MBbls)	98,876	88,378
Total (Mmcfe)	968,567	905,579

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

(3) Exhibits

Exhibit No.	Description
3 .1*	Certificate of Incorporation of Chaparral Energy, Inc. (the “Company”), dated as of September 14, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 (SEC File No. 333-134748), filed on June 6, 2006)

3 .2*	Amended and Restated Certificate of Incorporation of the Company, dated as of September 26, 2006. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2006)

3 .3*	Bylaws of the Company, dated as of September 14, 2005. (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 (SEC File No. 333-134748), filed on June 6, 2006)

3 .4*	Amended and Restated Bylaws of the Company, dated as of September 26, 2006. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2006)

3 .5*	Agreement and Plan of Merger, dated as of September 15, 2005, by and between the Company and Chaparral, L.L.C. (Incorporated by reference to Exhibit 3.2 to Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4 .1*	Form of 8 1/2% Senior Note due 2015 (included in Exhibit 4.2). (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.2*	Indenture, dated as of December 1, 2005, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.3*	First Supplemental Indenture, dated as of August 24, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on August 28, 2006)

4.4*	Second Supplemental Indenture, dated as of October 31, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on November 6, 2006)

4.5*	Indenture dated January 18, 2007, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.6*	Form of 8 7/8% Senior Note due 2017 (included in Exhibit 4.5). (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

10.1*	Form of Mortgage (Incorporated by reference to Exhibit 10.4 to Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

10.2*	Limited Partner Interest Purchase and Sale Agreement, dated September 29, 2005, by and between TIFD III-X LLC and CEI Acquisition, L.L.C. (Incorporated by reference to Exhibit 10.5 to Form S-1, (SEC File No. 333-130749), filed on December 29, 2005)

10.3*	Form of Indemnification Agreements, between the Company and each of the directors and certain executive officers thereof (Incorporated by reference to Exhibit 10.6 to Form S-4 (SEC File No. 333-134748), filed on June 6, 2006)

10.4*	Form of Assignment of Overriding Royalty Interest to James M. Miller (Incorporated by reference to Exhibit 10.7 to Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

10.5*†	Phantom Unit Plan (Incorporated by reference to Exhibit 10.8 to Form S-1 (SEC File No. 333-130749), filed on February 14, 2006)

Exhibit No.	Description
10.6*†	Letter Agreement dated June 14, 2005 re: Conditional Employment Offer with Joseph O. Evans (Incorporated by reference to Exhibit 10.9 to Form S-1 (SEC File No. 333-130749), filed on February 14, 2006)

10.7*	Common Stock Purchase Agreement, dated as of September 1, 2006, by and among the Company, Chesapeake Energy Corporation, Altoma Energy and Fischer Investments, L.L.C. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2006)

10.8*	Stockholders’ Agreement, dated as of September 29, 2006, by and among the Company, Chesapeake Energy Corporation, Altoma Energy and Fischer Investments, L.L.C. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2006)

10.9*	Seventh Restated Credit Agreement, dated as of October 31, 2006, by and among the Company, Chaparral Energy, L.L.C., in its capacity as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders named therein. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on November 6, 2006)

10.10*	Securities Purchase Agreement, dated as of September 16, 2006, by and among the Company, Calumet Oil Company, JMG Oil & Gas, L.P., J.M. Graves L.L.C. and each of the Sellers party thereto. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on November 6, 2006)

10.11*	First Amendment to Securities Purchase Agreement, dated as of October 31, 2006, by and among the Company, Calumet Oil Company, JMG Oil & Gas, L.P., J.M. Graves L.L.C. and each of the Sellers party thereto. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on November 6, 2006)

10.12*	Registration Rights Agreement dated January 18, 2007, among the Company, the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

21.1**	Subsidiaries of the Company

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference
**	Previously filed
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAPARRAL ENERGY, INC.

By:	/s/ Mark A. Fischer
Name:	Mark A. Fischer
Title:	President and Chief Executive Officer

Date: January 3, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Mark A. Fischer Mark A. Fischer	President, Chief Executive Officer and Chairman (Principal Executive Officer)	January 3, 2008

/s/ Joseph O. Evans Joseph O. Evans	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	January 3, 2008

/s/ Charles A. Fischer, Jr. Charles A. Fischer, Jr.	Director	January 3, 2008