Form 10-Q
period 2008-03-31
Chaparral Energy, Inc.
filed 2008-05-15
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

877,000 shares of the registrant’s Common Stock were outstanding as of May 14, 2008.

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

•	Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

•	Enhanced oil recovery (EOR). The use of any improved recovery method, including injection of CO2, or polymer, to remove additional oil after secondary recovery.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets

(Dollars in thousands, except share data)	December 31, 2007	March 31, 2008 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,687	$10,391
Accounts receivable, net	66,105	73,855
Inventories	19,480	20,115
Deferred income taxes	19,128	30,293
Prepaid expenses	4,304	2,710

Total current assets	120,704	137,364
Property and equipment—at cost, net	50,747	54,354
Oil & gas properties, using the full cost method:
Proved	1,457,822	1,501,822
Unproved (excluded from the amortization base)	25,327	27,505
Work in progress (excluded from the amortization base)	19,274	36,593
Accumulated depreciation, depletion and amortization	(200,577)	(222,449)

Total oil & gas properties	1,301,846	1,343,471
Funds held in escrow	5,224	5,254
Other assets	52,377	51,211

	$1,530,898	$1,591,654

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$92,281	$102,814
Revenue distribution payable	21,471	20,922
Current maturities of long-term debt and capital leases	6,921	8,787
Derivative instruments	54,307	97,273

Total current liabilities	174,980	229,796
Long-term debt and capital leases, less current maturities	459,826	481,558
Senior notes, net	647,490	647,535
Derivative instruments	96,227	126,400
Deferred compensation	2,017	1,077
Asset retirement obligations	29,684	30,380
Deferred income taxes	17,496	6,634
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 3,000,000 shares authorized; 877,000 shares issued and outstanding as of December 31, 2007 and March 31, 2008, respectively	9	9
Additional paid in capital	100,918	100,918
Retained earnings	76,090	73,123
Accumulated other comprehensive loss, net of taxes	(73,839)	(105,776)

	103,178	68,274

	$1,530,898	$1,591,654

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of operations

	Three months ended March 31,
(Dollars in thousands, except share and per share data)	2007 (unaudited)	2008 (unaudited)
Revenues:
Oil and gas sales	$72,878	$121,028
Loss from oil and gas hedging activities	(4,086)	(31,125)
Service company sales	—	7,821

Total revenues	68,792	97,724
Costs and expenses:
Lease operating	25,604	27,616
Production tax	5,520	7,915
Depreciation, depletion and amortization	19,714	23,698
General and administrative	5,529	6,252
Service company expenses	—	7,368

Total costs and expenses	56,367	72,849
Operating income	12,425	24,875
Non-operating income (expense):
Interest expense	(20,677)	(21,520)
Non-hedge derivative losses	(711)	(8,682)
Other income	238	485

Net non-operating expense	(21,150)	(29,717)
Loss before income taxes	(8,725)	(4,842)
Income tax benefit	(3,371)	(1,875)

Net loss	$(5,354)	$(2,967)

Net loss per share:
Net loss per share (basic and diluted)	$(6.10)	$(3.38)
Weighted average number of shares used in calculation of basic and diluted net loss per share	877,000	877,000

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows

	Three months ended March 31,
(Dollars in thousands)	2007 (unaudited)	2008 (unaudited)
Cash flows from operating activities
Net loss	$(5,354)	$(2,967)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion & amortization	19,714	23,698
Service company depreciation, depletion & amortization	—	194
Deferred income taxes	(3,369)	(1,875)
Loss on ineffective portion of hedges	8,119	14,862
Change in fair value of derivative instruments	711	8,682
Other	265	370
Change in assets and liabilities
Accounts receivable	(1,223)	(7,778)
Inventories	(120)	(635)
Prepaid expenses and other assets	1,007	2,435
Accounts payable and accrued liabilities	11,329	8,115
Revenue distribution payable	(774)	(549)
Deferred Compensation	690	431

Net cash provided by operating activities	30,995	44,983
Cash flows from investing activities
Purchase of property and equipment and oil and gas properties	(50,596)	(67,392)
Proceeds from dispositions of property and equipment and oil and gas properties	232	15
Settlement of non-hedge derivative instruments	(759)	(2,556)
Other	(20)	(9)

Net cash used in investing activities	(51,143)	(69,942)
Cash flows from financing activities
Proceeds from long-term debt	6,121	24,590
Repayment of long-term debt and acquisition financing	(300,775)	(949)
Proceeds from senior notes	322,362	—
Principal payments under capital lease obligations	(46)	(43)
Settlement of derivative instruments acquired	(22)	65
Fees paid related to financing activities	(6,890)	—

Net cash provided by financing activities	20,750	23,663

Net increase (decrease) in cash and cash equivalents	602	(1,296)
Cash and cash equivalents at beginning of period	8,803	11,687

Cash and cash equivalents at end of period	$9,405	$10,391

Supplemental cash flow information
Cash paid (received) during the period for:
Interest, net of capitalized interest	$4,290	$21,461
Income taxes	(2)	—

The accompanying notes are an integral part of these statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows—(Continued)

Supplemental disclosure of non-cash investing and financing activities

During the three months ended March 31, 2007 and 2008, $3,422 and $1,007, respectively, were included as additions to oil and gas properties and as increases to accounts payable and accrued expenses. These oil and gas property additions are reflected in cash used in investing activities in the periods that the payables are settled.

During the three months ended March 31, 2007 and 2008, the Company recorded an asset and related liability of $43 and $98, respectively associated with the asset retirement obligation on the acquisition and/or development of oil and gas properties.

Interest of $338 and $346 was capitalized during the three months ended March 31, 2007 and 2008, respectively, primarily related to the acquisition of unproved oil and gas leaseholds.

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

Interim Financial Statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the financial information and disclosures required by GAAP. The financial information as of March 31, 2008 and for the three months ended March 31, 2007 and 2008 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2008.

The consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.

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

Fair value measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

We adopted the provisions of SFAS No. 157 on January 1, 2008. Assets and liabilities recorded at fair value in the balance sheet are categorized according to the fair value hierarchy defined in SFAS No. 157. The hierarchical levels are based upon the level of judgment associated with the inputs used to measure the fair value of the assets and liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the asset or liability is categorized based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Level 2 inputs include adjusted quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Fair value liabilities included in this category are derivatives with fair values based on inputs from actively quoted markets. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Liabilities carried at fair value and included in this category are certain financial derivatives.

We elected to implement this Statement with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. We do not expect any significant impact to our consolidated financial statements when we implement SFAS No. 157 for these assets and liabilities. Due to our election under FSP 157-2, for 2008, SFAS No. 157 applies to commodity derivative contracts. The implementation of SFAS No. 157 did not cause a change in the method of calculating fair value of assets or liabilities, with the exception of incorporating the impact of our nonperformance risk on derivative liabilities—which was not material. The primary impact from adoption was additional disclosures.

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

Inventories

Inventories are comprised of equipment used in developing oil and gas properties, oil and gas production inventories, and equipment for resale. Equipment inventory and inventory for resale are carried at the lower of cost or market using the specific identification method and average cost method, respectively. Oil and gas product inventories are stated at the lower of production cost or market. The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory. Inventories at December 31, 2007 and March 31, 2008 consist of the following:

	December 31, 2007	March 31, 2008
Equipment inventory	$3,027	$3,524
Oil and gas product	3,221	3,287
Service company inventory for resale	13,232	13,304

	$19,480	$20,115

Funds held in escrow

The Company has funds held in escrow that are restricted as to withdrawal or usage. The restricted amounts consisted of the following:

	December 31, 2007	March 31, 2008
Title defect escrow from acquisition	$383	$386
Plugging and abandonment escrow	1,635	1,644
Post closing adjustment escrow from acquisition	3,206	3,224

	$5,224	$5,254

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

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, we recognized no material adjustment in our tax liability for unrecognized income tax benefits. If applicable, we would recognize interest and penalties related to uncertain tax positions in interest expense. We have not accrued interest related to uncertain tax positions as of March 31, 2007 or 2008.

The tax years 1998-2007 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. We adopted this Statement effective January 1, 2008. During the first quarter of 2008, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other accounting standards, so the adoption of SFAS No. 159 did not impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008. The Company is currently assessing the impact, if any, the adoption of SFAS No. 141(R) may have on any future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently assessing the impact, if any, of the adoption of SFAS 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 addresses concerns that the existing disclosure requirements in SFAS 133, Accounting for Derivatives and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact, if any, of the adoption of SFAS 161.

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

The Company also uses derivative financial instruments to reduce basis risk. Basis is the difference between the physical commodity being hedged and the price of the futures contract used for hedging. Basis risk is the risk that an adverse change in the futures market will not be completely offset by an equal and opposite change in the cash price of the commodity being hedged. Basis risk exists in natural gas primarily due to the geographic price differentials between cash market locations and futures contract delivery locations. Natural gas basis protection swaps are arrangements that guarantee a price differential for gas from a specified delivery point. The Company receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract. We do not believe that these instruments qualify as hedges pursuant to SFAS No. 133 Accounting for Derivative Instruments and Hedging Activity (“SFAS 133”), as amended. Therefore, the changes in fair value and settlement of these derivative contracts are recognized as non-hedge derivative gains (losses).

In connection with the Calumet acquisition, the Company entered into additional commodity swaps to provide protection against a decline in the price of oil. We do not believe that these instruments qualify as hedges pursuant to SFAS No. 133. Therefore, the changes in fair value and settlement of these derivative contracts are recognized as non-hedge derivative losses.

As part of the Calumet acquisition, the Company assumed the existing Calumet swaps on October 31, 2006 and designated these as cash flow hedges. In accordance with SFAS No. 141, Business Combinations, these derivative positions were recorded at fair value in the purchase price allocation as a liability of $838. Because of this accounting treatment, only cash settlements for changes in fair value subsequent to the acquisition date for the derivative positions assumed result in adjustments to our oil and natural gas revenues upon settlement. For example, if the fair value of the derivative positions assumed does not change, then upon the sale of the underlying production and corresponding settlement of the derivative positions, cash would be paid to the counterparties and there would be no adjustment to oil and natural gas revenues related to the derivative positions. If, however, the actual sales price is different from the price assumed in the original fair value calculation, the difference would be reflected as either a decrease or increase in oil and natural gas revenues, depending upon whether the sales price was higher or lower, respectively, than the price assumed in the original fair value calculation.

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

	December 31, 2007	March 31, 2008
Derivative assets (liabilities):
Gas swaps	$4,709	$(30,226)
Oil swaps	(155,782)	(195,682)
Natural gas basis differential swaps	539	2,235

	$(150,534)	$(223,673)

Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive loss, which is later transferred to earnings when the hedged transaction occurs. The ineffective portion is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged. The ineffective portion of the hedge derivatives and the settlement of effective cash flow hedges is included in loss from oil and gas hedging activities in the consolidated statements of operations and is comprised of the following:

	Three Months Ended March 31,
	2007	2008
Reclassification adjustment for hedge gains (losses) included in net loss	$4,033	$(16,263)
Loss on ineffective portion of derivatives qualifying for hedge accounting	(8,119)	(14,862)

	$(4,086)	$(31,125)

Based upon market prices at March 31, 2008 the Company expects to charge $46,772 of the balance in accumulated other comprehensive loss to income during the next 12 months when the forecasted transactions actually occur. All forecasted transactions hedged as of March 31, 2008 are expected to be settled by December 2011.

The changes in fair value and settlement of derivative contracts that do not qualify as hedges in accordance with SFAS 133 are recognized as non-hedge derivative losses. Non-hedge derivative losses in the consolidated statements of operations is comprised of the following:

	March 31, 2007	March 31, 2008
Unrealized loss on non-qualified derivative contracts	$(1,452)	$(7,822)
Unrealized gain on natural gas basis differential contracts	1,500	1,696
Loss on settlement of non-qualified derivative contracts	—	(1,826)
Loss on settlement of natural gas basis differential contracts	(759)	(730)

	$(711)	$(8,682)

Hedge settlement payments of $8,759 and $14,663 were included in accounts payable and accrued liabilities at December 31, 2007 and March 31, 2008, respectively. Hedge settlement receivables of $51 were included in accounts receivable at December 31, 2007. There were no hedge settlement receivables included in accounts receivable at March 31, 2008.

We have no Level 1 assets or liabilities as of March 31, 2008. Our derivative contracts classified as Level 2 are valued using quotations provided by price index developers such as Platts and Oil Price Information Service. In certain less liquid markets, forward prices are not as readily available. In these circumstances, commodity swaps are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. These contracts are classified as Level 3.

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis is shown by the following table.

	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of March 31, 2008
Assets
Derivative assets	$1,541	$694	$(2,235)	$—

Total assets	$1,541	$694	$(2,235)	$—

Liabilities
Derivative liabilities	$225,908	$—	$(2,235)	$223,673

Total liabilities	$225,908	$—	$(2,235)	$223,673

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.

The derivative values below are based on analysis of each contract as the fundamental unit of accounting as required by SFAS No. 157. Derivative assets and liabilities with the same counterparty are netted where the legal right of offset exists. Gains or losses from contracts in one level may be offset by gains or losses on contracts in another level or by changes in values of physical contracts or positions that are not reflected in the table.

Changes in the fair value of net commodity derivatives classified as Level 3 in the fair value hierarchy at March 31, 2008, were:

Fair Value Measurements Using Significant Unobservable (Level 3)
Derivatives
Assets
Beginning balance	$172
Total realized and unrealized gains and losses included in net loss	231
Purchases, issuances, and settlements	291

Ending balance	$694

The amount of total gains for the period included in earnings attributable to the change in unrealized gains relating to assets still held at the reporting date	$250

Note 3: Asset Retirement Obligation

The Company’s asset retirement obligations relate to estimated future plugging and abandonment expenses or disposal of its oil and gas properties and related facilities. These obligations to abandon and restore properties are based upon estimated future costs which may change based upon future inflation rates and changes in statutory remediation rules. The following table provides a summary of the Company’s asset retirement obligations for March 31, 2008.

Three Months Ended March 31, 2008
Beginning balance	$30,684
Liabilities incurred in current period	98
Liabilities settled in current period	(56)
Accretion expense	654

$31,380
Less current portion	1,000

$30,380

Note 4: Long-term debt

Long-term debt at December 31, 2007 and March 31, 2008 consisted of the following:

	December 31, 2007	March 31, 2008
Revolving credit line with banks (1)	$447,000	$469,000
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 5.00% to 7.283%, due December 2008 through September 2021; collateralized by real property	9,644	10,382
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.62% to 9.387%, due January 2008 through March 2013; collateralized by automobiles, machinery and equipment	9,925	10,828

	466,569	490,210
Less current maturities	6,762	8,666

	$459,807	$481,544

(1)	In October 2006, the Company entered into a Seventh Restated Credit Agreement, which is scheduled to mature on October 31, 2010. Availability under our credit agreement is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once every six months. Effective November 1, 2007 the borrowing base was adjusted to $525,000. Effective May 14, 2008, the borrowing base was adjusted to $600,000. Interest is paid at least every three months on $447,000 based upon LIBOR as defined in the credit agreement as of December 31, 2007 (effective rate of 7.163%) and on $469,000 based upon LIBOR as of March 31, 2008 (effective rate of 4.993%). The credit line is collateralized by the Company’s oil and gas properties. The agreement has certain negative and affirmative covenants that require, among other things, maintaining financial covenants for current and debt service ratios and financial reporting.

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

We believe we were in compliance with all covenants under the Credit Agreement as of March 31, 2008.

Note 5: Related Party Transactions

In September 2006, Chesapeake Energy Corporation (“Chesapeake”) acquired a 31.9% beneficial interest in the Company through the sale of common stock. The Company participates in ownership of properties operated by Chesapeake and received revenues and incurred joint interest billings of $1,723 and $1,194, respectively for the three months ended March 31, 2007, and $2,172 and $818, respectively for the three months ended March 31, 2008 on these properties. In addition, Chesapeake participates in ownership of properties operated by the Company. During the three months ended March 31, 2007, the Company paid revenues and recorded joint interest billings of $337 and $246, respectively, to Chesapeake. During the three months ended March 31, 2008, the Company paid revenues and recorded joint interest billings of $624 and $1,078, respectively to Chesapeake. There were no significant amounts receivable or payable to Chesapeake at March 31, 2008.

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

Compensation expense is recognized over the vesting period of the phantom units and is reflected in general and administrative expenses in the consolidated statements of operations. Such expense is calculated net of forfeitures estimated based on the Company’s historical and expected turnover rates. The Company recognized deferred compensation expense of $690 and $431 resulting in a reduction in net income for the three months ended March 31, 2007 and 2008, respectively.

A summary of the Company’s phantom unit activity as of December 31, 2007, and changes during the first three months of fiscal year 2008 is presented in the following table:

	Fair Value	Phantom Units	Weighted average remaining contract term	Aggregate intrinsic value
	(Per unit)
Unvested and total outstanding at December 31, 2007	$16.54	200,843
Granted	$16.54	31,044
Vested	$16.54	—
Forfeited	$16.54	(9,274)

Unvested and total outstanding at March 31, 2008	$19.10	222,613	2.26	$4,252

Upon vesting, the Company is required to redeem all units. Accordingly, the contract term and the vesting period are the same. There are no vested units as of March 31, 2008.

The fair value of each unit award is estimated on the date of grant and subsequently remeasured at the end of each reporting period using the Black-Scholes option pricing model. The assumptions used for the three months ended March 31, 2008 are as follows:

Dividend yield	0.0%
Volatility	114.0%
Risk-free interest rate	2.5%
Expected life (in years)	.75-4.75

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

As of March 31, 2008, there was approximately $1,803 of total unrecognized compensation cost related to unvested phantom units that is expected to be recognized over a weighted-average period of 2.26 years. Deferred compensation costs of $1,372 were included in accounts payable and accrued liabilities as of March 31, 2008. There were no deferred compensation costs included in accounts payable as of December 31, 2007.

Note 7: Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have two reportable operating segments. Our exploration and production segment and service company segment are managed separately because of the nature of their products and services. The exploration and production segment is responsible for finding and producing oil and natural gas. The service company segment is responsible for selling oilfield services and supplies. Management evaluates the performance of our segments based upon income before taxes. The service company was acquired in the second quarter of 2007, therefore no segment information is provided for the quarter ended March 31, 2007.

	Exploration and Production	Service Company	Intercompany Eliminations	Consolidated Total
For the Three Months Ended March 31, 2008:
Revenues	$89,903	$14,667	$(6,846)	$97,724
Intersegment revenues	—	(6,846)	6,846	—
Total revenues	89,903	7,821	—	97,724
Income (loss) before income taxes	$(5,295)	$704	(251)	$(4,842)
As of March 31, 2008:
Total assets	$1,590,919	$29,237	$(28,502)	$1,591,654

Note 8: Commitments and Contingencies

Standby letters of credit (“Letters”) available under the revolving credit line are used in lieu of surety bonds with various city, state and federal agencies for liabilities relating to the operation of oil and gas properties. The Company had various Letters outstanding totaling $1,690 as of December 31, 2007 and March 31, 2008, respectively. Interest on each Letter accrues at the lender’s prime rate (effective rate of 4.993% at March 31, 2008) for all amounts paid by the lenders under the Letters. No interest was paid by the Company on the Letters during the three months ended March 31, 2007 and 2008.

Various claims and lawsuits, incidental to the ordinary course of business, are pending both for and against the Company. In the opinion of management, all matters are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Pursuant to the securities purchase agreement dated as of September 16, 2006, as amended, relating to the acquisition of Calumet, the Company recorded a receivable due from the sellers related to the post-closing purchase price adjustment for working capital. On August 9, 2007, the Company received a communication from the sellers disputing the calculation of the purchase price adjustment. The Company believes the receivable was calculated in accordance with the securities purchase agreement and intends to diligently defend its position. On September 13, 2007, the Company filed a petition in the District Court of Tulsa County, State of Oklahoma, against John Milton Graves Trust u/t/a 6/11/2004, et al, seeking a declaratory judgment confirming this position. As of March 31, 2008, the recorded receivable was $14,412 and was included in other assets on the consolidated balance sheet.

In August 2005, the Company entered into a joint venture, Oklahoma Ethanol L.L.C., with the Oklahoma Farmers Union Sustainable Energy LLC to construct and operate an ethanol production plant in Oklahoma. The ethanol plant is estimated to produce a minimum of 50 million gallons of ethanol, 176,000 tons of distillers dried grains and 2.8 Bcfe of CO2 per year. The Company will have the option to acquire all or part of this CO2 for use in EOR projects. The start up and construction costs are estimated to be between $115 million and $125 million, with the Company having a 66.67% ownership interest. Company expenditures at March 31, 2008 were $2.6 million. The Company expects Oklahoma Ethanol L.L.C. will receive between $69 million to $75 million in secured indebtedness with recourse limited to the Company’s interests in this entity to fund construction costs and for related start-up working capital. The Company expects to commence construction in 2008 with completion in 2010, and that its equity contribution will be approximately $30 million to $33 million.

Note 9: Comprehensive Income

Components of comprehensive loss, net of related tax, are as follows for the three months ended March 31, 2007 and 2008:

	Three months ended March 31,
	2007	2008
Net loss	$(5,354)	$(2,967)
Unrealized loss on hedges	(12,048)	(41,922)
Reclassification adjustment for hedge (gains) losses included in net loss	(2,273)	9,985

Comprehensive loss	$(19,675)	$(34,904)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following in conjunction with our financial statements contained herein and our Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.

Statements in our discussion may be forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. Please refer to “Forward-Looking Statements” for an explanation of these types of statements. In addition, actual results may differ due to the factors set forth under Part II, Item 1A. “Risk Factors” included in this report and our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

We are an independent oil and natural gas company engaged in the production, acquisition and exploitation of oil and natural gas properties. Our areas of operation include the Mid-Continent, Permian Basin, Gulf Coast, Ark-La-Tex, North Texas and the Rocky Mountains. We maintain a portfolio of proved and unproved reserves, development and exploratory drilling opportunities, and EOR projects.

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

During the first quarter of 2008, we had quarterly production of 10,088 MMcfe, a 5.3% increase over production levels in the first quarter of 2007. Despite higher operating costs and a loss of $31.1 million on hedging activities, the revenue impact of higher production and higher commodity prices caused a 45% decrease in net loss between the comparable first quarters. The net result was a net loss of $3.0 million in the first quarter of 2008 as compared to net loss of $5.4 during the first quarter of 2007.

In addition to a non-cash ineffectiveness loss in the first quarter of 2008 on our oil and gas hedge contracts, we had net cash payments of $16.3 million on settlement of our hedging contracts, primarily on our 2008 crude oil swaps, as compared to net cash receipts of $4.0 million in the first quarter of 2007.

All of our expenses, with the exception of interest expense, increased on both an absolute and per Mcfe basis during the first quarter of 2008 due to higher overall industry costs and higher compensation expense resulting from additional employees and increased salaries and benefits which we consider necessary in order to remain competitive in the industry.

We have established a $209.0 million oil and gas property capital expenditure budget for 2008, assuming we consummate an initial public offering or otherwise sell equity in 2008 or higher prices support higher capital expenditures. From January 1, 2008 through March 31, 2008, we spent $59.2 million on exploratory and development activities and approximately $5.2 million on acquisitions.

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

•

Oklahoma Ethanol. In August 2005, we entered a joint venture, Oklahoma Ethanol, L.L.C. to construct and operate an ethanol production plant in Oklahoma. We spent approximately $0.3 million toward the design for the construction of the plant for the three months ended March 31, 2008.

Results of Operations

Comparison of Three Months ended March 31, 2008 to Three Months ended March 31, 2007.

Revenues and Production. The following table presents information about our oil and gas sales before the effects of hedging:

	Three Months Ended March 31,		Percentage Change
	2007	2008
Oil and gas sales (dollars in thousands)
Oil	$41,524	$83,013	99.9%
Gas	31,354	38,015	21.2%

Total	$72,878	$121,028	66.1%
Production
Oil (MBbls)	758	892	17.7%
Gas (MMcf)	5,033	4,736	(5.9)%

MMcfe	9,581	10,088	5.3%
Average sales prices (excluding hedging)
Oil per Bbl	$54.78	$93.06	69.9%
Gas per Mcf	6.23	8.03	28.9%

Mcfe	7.61	12.00	57.7%

Oil sales increased 99.9% from $41.5 million during the three months ended March 31, 2007 to $83.0 million during the same period in 2008. This increase was due to a 17.7% increase in oil production volumes to 892 MBbls, and a 69.9% increase in average oil prices to $93.06 per barrel. Natural gas sales revenues increased 21.2% from $31.4 million during the three months ended March 31, 2007 to $38.0 million during the same period in 2008. This increase was due to a 28.9% increase in average gas prices, partially offset by a 5.9% decrease in gas production volumes to 4,736 MMcf. Oil production for the three months ended March 31, 2008 increased primarily due to the drilling program and enhancements of our existing properties, partially offset by decreased production on certain existing producing properties due to increased seasonal weather disruptions.

Production volumes by area were as follows (MMcfe):

	Three Months Ended March 31,		Percentage Change
	2007	2008
Mid Continent	6,286	6,778	7.8%
Permian	1,509	1,264	(16.2)%
Ark-La-Tex	425	488	14.8%
North Texas	287	313	9.1%
Rockies	241	221	(8.3)%
Gulf Coast	833	1,024	22.9%

Totals	9,581	10,088	5.3%

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

We generally hedge a substantial portion of our expected future oil and natural gas production to reduce our exposure to commodity price decreases. The effects of hedging on our net revenues are as follows:

	Three Months Ended March 31,
	2007	2008
	(dollars in thousands)
Gain (loss) from oil and gas hedging activities:
Hedge settlements	$4,033	$(16,263)
Hedge ineffectiveness	(8,119)	(14,862)

Total	$(4,086)	$(31,125)

Our loss from oil and gas hedging activities in the first quarter of 2008 was due to losses on hedge settlements as well as hedge ineffectiveness. As a result of higher overall commodity prices and higher NYMEX forward strip crude oil and gas prices at March 31, 2008 compared to December 31, 2007, our loss from hedging activities was $31.1 million compared to a loss of $4.1 million in the first quarter of 2007.

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts that qualify for hedge accounting. The following table presents information about the effects of hedge settlements on realized prices:

	Average Price		Hedged to Non-Hedged Price
	Without Hedge	With Hedge
Oil (per Bbl):
Three months ended March 31, 2007	$54.78	$55.05	100.5%
Three months ended March 31, 2008	93.06	73.26	78.7%
Gas (per Mcf):
Three months ended March 31, 2007	$6.23	$6.98	112.0%
Three months ended March 31, 2008	8.03	8.32	103.6%

Costs and Expenses. The following table presents information about our operating expenses for the first quarter of 2007 and 2008:

	Amount			Per Mcfe
	Three Months Ended March 31,		Percent Change	Three Months Ended March 31,		Percent Change
	2007	2008		2007	2008
	(dollars in thousands)
Lease operating expenses	$25,604	$27,616	7.9%	$2.67	$2.74	2.6%
Production taxes	5,520	7,915	43.4%	0.58	0.78	34.5%
Depreciation, depletion and amortization	19,714	23,698	20.2%	2.06	2.35	14.2%
General and administrative	5,529	6,252	13.1%	0.58	0.62	6.9%

Lease operating expenses – Increase was primarily due to increases in the net number of producing wells and higher oilfield service costs. Per unit expenses were higher for all categories of lease operating expenses due to continued upward pressure on service costs, labor, and materials resulting from the sustained strength of commodity prices. Included in these figures are $2.4 million of costs associated with workovers in the first quarter of 2008 compared to $2.7 million in the same period of 2007.

Production taxes (which include ad valorem taxes) – Increase was primarily due to 57.7% higher averaged prices and a 5.3% increase in production volumes. Production taxes for the three months ended March 31, 2008 were reduced by $0.5 million as a result of refunds received on tax exempt wells identified by outside consultants.

Depreciation, depletion and amortization (“DD&A”) – Increase was primarily due to increase in DD&A on oil and gas properties of $3.8 million. For oil and gas properties, $1.1 million of the increase was due to higher production volumes and $2.7 million due to an increase in the DD&A rate per equivalent unit of production. Our DD&A rate on oil and gas properties per equivalent unit of production increased $0.28 to $2.17 per Mcfe primarily due to estimated higher future development costs for proved undeveloped reserves and higher cost reserve additions.

General and administrative expenses – Increase was due primarily to an increase in our office staff and related requirements caused by the increase in our level of activity. G&A expense for the three months ended March 31, 2008 includes $0.2 million paid to consultants to identify tax exempt wells and file for refunds. G&A expense is net of $3.1 million in the first quarter of 2008 and $2.9 million in the same period of 2007 capitalized as part of our exploration and development activities.

Interest Expense. Interest expense increased during the first quarter of 2008 by 4.1%, compared to the same period in 2007 primarily as a result of increased levels of borrowings partially offset by lower interest rates paid. The following table presents interest expense for the first quarter of 2007 and 2008:

	Three Months Ended March 31,
	2007	2008
	(dollars in thousands)
Revolver Interest	$7,078	$6,071
8 1/2% Senior Notes, due 2015	7,066	7,081
8 7 /8% Senior Notes, due 2017	5,966	7,375
Other Interest	567	993

	$20,677	$21,520

Non-hedge derivative losses. Non-hedge derivative losses were $8.7 million during the three months ended March 31, 2008 and are comprised of losses of $9.6 million on derivative contracts that were entered into in anticipation of the Calumet acquisition and did not qualify as hedges, partially offset by net gains of $0.9 million related to natural gas basis differential swaps. Non-hedge derivative losses were $0.7 million during the three months ended March 31, 2007 and are comprised of losses of $1.5 million on derivative contracts that were entered into in anticipation of the Calumet acquisition and did not qualify as hedges, partially offset by net gains of $0.8 million related to natural gas basis differential swaps.

Service company revenues and operating expenses. Service company revenues and expenses consist primarily of third-party revenue and operating expenses of Green Country Supply, which was acquired during the second quarter of 2007. Revenues are generated through the sale of oilfield supplies, chemicals, downhole submersible pumps and related services. Operating expenses consist of costs of sales related to product sales, depreciation, and general and administrative expenses. We recognized $7.8 million in service company revenue in the three months ended March 31, 2008 with corresponding service company expense of $7.4 million, for a net pre-tax profit of $0.4 million. Service company revenue before intercompany eliminations was $14.7 million with a pre-tax net profit of $0.7 million in the three months ended March 31, 2008. There were no service company revenues or expenses during the three months ended March 31, 2007.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash generated from our operations, issuance of equity and our revolving credit line. At March 31, 2008, we had approximately $10.4 million of cash and cash equivalents and $54.3 million of availability under our revolving credit line with a borrowing base of $525.0 million. We believe that we will have sufficient funds available through our cash from operations and borrowing capacity under our revolving line of credit to meet our normal recurring operating needs, debt service obligations, capital requirements and contingencies for the next 12 months. We may adjust our planned capital expenditures depending on the timing and amount of any equity funding received and the availability of acquisition opportunities that meet our investment criteria.

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

The net increase (decrease) in cash is summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2007	2008
Cash flows provided by operating activities	$30,995	$44,983
Cash flows used in investing activities	(51,143)	(69,942)
Cash flows provided by financing activities	20,750	23,663

Net increase (decrease) in cash during the period	$602	$(1,296)

Sources and uses of cash. Substantially all of our cash flow from operating activities is from the production and sale of oil and gas, reduced or increased by associated hedging activities. For the three months ended March 31, 2008, net cash provided from operations increased 45.1% from the same period in the prior year and provided approximately 64.3% of our net cash outflows used in investing activities. The increase is due primarily to an increase in oil and gas sales revenue, partially offset by higher operating, hedging, and interest expenses.

We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. Cash flow from operating activities and debt financing were primarily used during the first three months of 2008 to fund $64.4 million in cash expenditures for capital and exploration projects and property acquisitions.

Our actual capital expenditures for oil and gas properties are detailed below:

(dollars in thousands)	Three Months Ended March 31, 2008(1)	Percent of Total
Development activities:
Developmental drilling	$40,310	62.6%
Enhancements	10,997	17.1%
Tertiary recovery	7,297	11.4%
Acquisitions:
Proved properties	2,988	4.6%
Unproved properties	2,174	3.4%
Exploration activities	602	0.9%

Total	$64,368	100.0%

In addition to the capital expenditures for oil and gas properties, we spent approximately $4.7 million for the acquisition and construction of new office and administrative facilities and equipment during the first three months of 2008.

We also capitalized $0.3 million of costs associated with the design and construction of an ethanol plant operated under Oklahoma Ethanol, L.L.C., which is an unrestricted subsidiary.

During the first three months of 2008, we borrowed $22.0 million under our revolving credit facility.

As of March 31, 2008, we had cash and cash equivalents of $10.4 million and long-term debt obligations of $1.1 billion.

Our credit facility. As of March 31, 2008, we had $469.0 million outstanding under our Credit Agreement and the borrowing base was $525.0 million. We believe we are in compliance with all covenants under the Credit Agreement as of March 31, 2008.

Our Credit Agreement requires us to maintain a Current Ratio, as defined in our Credit Agreement, of not less than 1.0 to 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with generally accepted accounting principles. Since compliance with financial covenants is a material requirement under our Credit Agreement, we consider the current ratio calculated under our Credit Agreement to be a useful measure of our liquidity because it includes the funds available to us under our Credit Agreement and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At December 31, 2007 and March 31, 2008, our current ratio as computed using generally accepted accounting principles was 0.69 and 0.60, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 1.49 and 1.23, respectively. The following table reconciles our current assets and current liabilities using generally accepted accounting principles to the same items for purposes of calculating the current ratio for our loan compliance:

(dollars in thousands)	December 31, 2007	March 31, 2008
Current assets per GAAP	$120,704	$137,364
Plus—Availability under Credit Agreement	76,311	54,311
Less—Deferred tax asset on hedges and asset retirement obligation	(19,123)	(30,287)

Current assets as adjusted	$177,892	$161,388

Current liabilities per GAAP	$174,980	$229,796
Less—Short-term derivative instruments	(54,307)	(97,273)
Less—Short-term asset retirement obligation	(1,000)	(1,000)

Current liabilities as adjusted	$119,673	$131,523

Current ratio for loan compliance	1.49	1.23

In October 2006, the Company entered into a Seventh Restated Credit Agreement, which is scheduled to mature on October 31, 2010. Availability under our credit agreement is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once every six months. Effective November 1, 2007 the borrowing base was adjusted to $525.0 million. Effective May 14, 2008, the borrowing base was adjusted to $600.0 million. Interest is paid at least every three months on $447.0 million based upon LIBOR, as defined in the credit agreement as of December 31, 2007 (effective rate of 7.16%) and on $469.0 million based upon LIBOR as of March 31, 2008 (effective rate of 4.99%). The credit line is collateralized by the Company’s oil and gas properties. The agreement has certain negative and affirmative covenants that require, among other things, maintaining financial covenants for current and debt service ratios and financial reporting. Under the compliance test for Consolidated Total Debt to Consolidated EBITDAX the maximum debt permitted at March 31, 2008 is $547.9 million.

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

Borrowings under our Credit Agreement are made, at our option, as either Eurodollar loans or Alternate Base Rate, or ABR, loans. At March 31, 2008, all of our borrowings were Eurodollar loans.

Interest on Eurodollar loans is computed at LIBOR, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in the agreement, plus a margin where the margin varies from 1.25% to 2.50% depending on the utilization percentage of the conforming borrowing base. At March 31, 2008, the LIBOR rate was 2.75%, the Statutory Reserve Rate multiplier was 100% and the applicable margin and commitment fee together were 2.24% resulting in an effective interest rate of 4.99% for Eurodollar borrowings. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.

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

We believe we were in compliance with all covenants under the Credit Agreement as of March 31, 2008.

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

Derivative Instruments. Certain of our crude oil and natural gas derivative contracts are designed to be treated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity”, as amended, or SFAS 133. This policy significantly impacts the timing of revenue or expense recognized from this activity as our contracts are adjusted to their fair value at the end of each month. Pursuant to SFAS 133, the effective portion of the hedge gain or loss, meaning that the change in the fair value of the contract offsets the changes in the expected future cash flows from our forecasted production, is recognized in income when the hedged production is reported as revenue. We reflect this as an adjustment to our revenue in the “Loss on oil and gas hedging activities” line in our consolidated statements of income. Until hedged production is reported in earnings and the contract settles, the change in the fair value of the contract is reported in the “Accumulated other comprehensive loss” line item in stockholders’ equity. The ineffective portion of the hedge gain or loss is reported in the “Loss on oil and gas hedging activities” line item each period. Our derivative contracts that do not qualify for cash flow hedge treatment are marked to their period end market values and our consolidated statements of income could include large non-cash fluctuations, particularly in volatile pricing environments.

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

Oil and gas prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and gas prices with any degree of certainty. Sustained declines in oil and gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our Credit Agreement and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our three months ended March 31, 2008 production, our gross revenues from oil and gas sales would change approximately $0.5 million for each $0.10 change in gas prices and $0.9 million for each $1.00 change in oil prices.

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

Our outstanding oil and natural gas derivative instruments as of March 31, 2008 are summarized below:

	Natural Gas basis protection swaps		Natural Gas Swaps			Crude Oil Swaps
	Non-hedge		Hedge			Hedge		Non-hedge
	Volume MMcf	Weighted average fixed price to be received	Volume MMcf	Weighted average fixed price to be received	Percent of PDP production hedged(1)	Volume MBbl	Weighted average fixed price to be received	Volume MBbl	Weighted average fixed price to be received	Percent of PDP production(1)(2)
2Q 2008	2,220	0.81	4,040	7.86	80.5%	615	70.14	60	67.63	81.3%
3Q 2008	2,220	0.81	3,810	7.95	80.3%	595	69.89	60	67.64	81.9%
4Q 2008	2,120	0.90	3,670	8.28	81.3%	565	70.42	74	67.41	82.5%
1Q 2009	2,070	0.92	1,200	9.16	27.9%	510	70.42	111	67.15	82.8%
2Q 2009	540	0.82	1,140	8.08	27.6%	492	69.47	90	66.94	79.7%
3Q 2009	—	—	1,140	8.20	29.4%	480	68.81	90	66.57	82.7%
4Q 2009	—	—	1,050	8.62	28.1%	471	68.25	90	66.18	83.3%
1Q 2010	—	—	—	—	—	420	67.40	102	65.80	79.3%
2Q 2010	—	—	—	—	—	420	67.10	90	65.47	79.4%
3Q 2010	—	—	—	—	—	408	66.43	90	65.10	79.2%
4Q 2010	—	—	—	—	—	402	65.95	90	64.75	79.8%
1Q 2011	—	—	—	—	—	309	64.40	99	64.24	68.8%
2Q 2011	—	—	—	—	—	309	64.06	90	63.93	68.7%
3Q 2011	—	—	—	—	—	309	63.71	90	63.61	70.2%
4Q 2011	—	—	—	—	—	309	63.33	90	63.30	71.5%

	9,170		16,050			6,614		1,316

(1)	Based on our most recent internally estimated PDP production for such periods.
(2)	Percentage includes both hedge and non-hedge swaps.

Interest rates. All of the outstanding borrowings under our Credit Agreement as of March 31, 2008 are subject to market rates of interest as determined from time to time by the banks. We may designate borrowings under our Credit Agreement as either ABR loans or Eurodollar loans. ABR loans bear interest at a fluctuating rate that is linked to the discount rate established by the Federal Reserve Board. Eurodollar loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $525.0 million, equal to our borrowing base, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $5.25 million.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Pursuant to the securities purchase agreement dated as of September 16, 2006, as amended, relating to the acquisition of Calumet, we recorded a receivable of approximately $14.4 million due from the sellers related to the post-closing purchase price adjustment for working capital. On August 9, 2007, we received a communication from the sellers disputing the calculation of the purchase price adjustment. We believe the value of the receivable was calculated in accordance with the securities purchase agreement and intend to diligently defend our position. On September 13, 2007, we filed a petition in the District Court of Tulsa County, State of Oklahoma, against John Milton Graves Trust u/t/a 6/11/2004, et al, seeking a declaratory judgment confirming this position. As of March 31, 2008, the recorded receivable was approximately $14.4 million and was recorded in other assets on the consolidated balance sheet.

In the opinion of management, there are no other material pending legal proceedings to which we or any of our subsidiaries are a party or of which any of our property is the subject. However, due to the nature of our business, certain legal or administrative proceedings may arise from time to time in the ordinary course of business.

ITEM 1A.	RISK FACTORS

Information with respect to risk factors is included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to the risk factors since the filing of such Form 10-K.

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

CHAPARRAL ENERGY, INC.

By:	/s/ Mark A. Fischer
Name:	Mark A. Fischer
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph O. Evans
Name:	Joseph O. Evans
Title:	Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

Date:	May 14, 2008

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of the Company, dated as of September 26, 2006. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2006)

3.2*	Amended and Restated Bylaws of the Company, dated as of September 26, 2006. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2006)

3.3*	Agreement and Plan of Merger, dated as of September 15, 2005, by and between the Company and Chaparral, L.L.C. (Incorporated by reference to Exhibit 3.2 to Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.1*	Form of 8 1/2% Senior Note due 2015 (included in Exhibit 4.2). (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.2*	Indenture, dated as of December 1, 2005, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.3*	First Supplemental Indenture, dated as of August 24, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on August 28, 2006)

4.4*	Second Supplemental Indenture, dated as of October 31, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on November 6, 2006)

4.5*	Third Supplemental Indenture, dated as of July 30, 2007 and effective as of April 16, 2007, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (SEC file No. 333-145128), filed on August 3, 2007)

4.6*	Indenture dated January 18, 2007, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.7*	Form of 8 7/8% Senior Note due 2017 (included in Exhibit 4.5). (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.8*	First Supplemental Indenture, dated as of July 30, 2007 and effective as of April 16, 2007, to Indenture dated as of January 18, 2007 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-145128), filed on August 3, 2007)

Exhibit No.	Description
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference