Form 10-Q
period 2008-06-30
Chaparral Energy, Inc.
filed 2008-08-14
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

877,000 shares of the registrant’s Common Stock were outstanding as of August 14, 2008.

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

GLOSSARY OF OIL AND NATURAL GAS TERMS

The following are abbreviations and definitions of certain terms commonly used in the oil and natural gas industry and in this report:

•	Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to crude oil, condensate, or natural gas liquids.

•	Bcfe. One billion cubic feet of natural gas equivalents using the ratio of one barrel of crude oil, contendsate or natural gas liquids to 6 Mcf of natural gas.

•	Enhanced oil recovery (EOR). The use of any improved recovery method, including injection of CO2, or polymer, to remove additional oil after secondary recovery.

•	MBbl. One thousand barrels of crude oil, condensate, or natural gas liquids.

•	Mcf. One thousand cubic feet of natural gas.

•	Mcfe. One thousand cubic feet of natural gas equivalents.

•	MMBbl. One million barrels of crude oil, condensate, or natural gas liquids.

•	MMcf. One million cubic feet of natural gas.

•	MMcfe. One million cubic feet of natural gas equivalents.

•	NYMEX. The New York Mercantile Exchange.

•	PDP. Proved developed producing.

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

•	Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets

(Dollars in thousands, except per share data)	December 31, 2007	June 30, 2008 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,687	$18,995
Accounts receivable, net	66,105	88,210
Inventories	19,480	19,756
Deferred income taxes	19,128	69,009
Prepaid expenses	4,304	2,882

Total current assets	120,704	198,852
Property and equipment—at cost, net	50,747	64,394
Oil & gas properties, using the full cost method:
Proved	1,457,822	1,580,312
Unproved (excluded from the amortization base)	25,327	28,726
Work in progress (excluded from the amortization base)	19,274	27,045
Accumulated depreciation, depletion, and amortization	(200,577)	(245,357)

Total oil & gas properties	1,301,846	1,390,726
Funds held in escrow	5,224	2,337
Deferred income taxes	—	69,659
Other assets	52,377	49,910

	$1,530,898	$1,775,878

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$77,540	$106,337
Accrued interest payable	14,741	18,464
Revenue distribution payable	21,471	29,702
Current maturities of long-term debt and capital leases	6,921	9,962
Derivative instruments	54,307	221,226

Total current liabilities	174,980	385,691
Long-term debt and capital leases, less current maturities	459,826	502,402
Senior notes, net	647,490	647,580
Derivative instruments	96,227	321,106
Deferred compensation	2,017	2,515
Asset retirement obligations	29,684	30,971
Deferred income taxes	17,496	—
Commitments and contingencies (note 8)
Stockholders’ equity (deficit):
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 3,000,000 shares authorized; 877,000 shares issued and outstanding as of December 31, 2007 and June 30, 2008, respectively	9	9
Additional paid in capital	100,918	100,918
Retained earnings	76,090	43,071
Accumulated other comprehensive loss, net of taxes	(73,839)	(258,385)

	103,178	(114,387)

	$1,530,898	$1,775,878

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of operations

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except share and per share data)	2007 (unaudited)	2008 (unaudited)	2007 (unaudited)	2008 (unaudited)
Revenues:
Oil and gas sales	$85,430	$157,668	$158,308	$278,696
Loss from oil and gas hedging activities	(2,415)	(58,230)	(6,500)	(89,355)
Service company sales	5,914	8,454	5,914	16,275

Total revenues	88,929	107,892	157,722	205,616
Costs and expenses:
Lease operating	25,198	26,466	50,802	54,082
Production tax	5,942	10,601	11,462	18,516
Depreciation, depletion and amortization	21,237	24,890	40,952	48,588
General and administrative	4,655	7,829	10,184	14,081
Service company expenses	5,131	7,964	5,131	15,332

Total costs and expenses	62,163	77,750	118,531	150,599
Operating income	26,766	30,142	39,191	55,017
Non-operating income (expense):
Interest expense	(21,616)	(21,101)	(42,293)	(42,621)
Non-hedge derivative losses	(3,118)	(58,499)	(3,829)	(67,181)
Other income	229	669	467	1,154

Net non-operating expense	(24,505)	(78,931)	(45,655)	(108,648)
Income (loss) before income taxes	2,261	(48,789)	(6,464)	(53,631)
Income tax expense (benefit)	881	(18,737)	(2,490)	(20,612)

Net income (loss)	$1,380	$(30,052)	$(3,974)	$(33,019)

Earnings per share
Net income (loss) per share (basic and diluted)	$1.57	$(34.27)	$(4.53)	$(37.65)
Weighted average number of shares used in calculation of basic and diluted net income (loss) per share	877,000	877,000	877,000	877,000

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows

	Six months ended June 30,
(Dollars in thousands)	2007 (unaudited)	2008 (unaudited)
Cash flows from operating activities
Net loss	$(3,974)	$(33,019)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion & amortization	40,952	48,588
Service company depreciation, depletion & amortization	69	579
Deferred income taxes	(2,488)	(20,612)
Unrealized loss on ineffective portion of hedges	4,128	28,098
Change in fair value of non-hedge derivative instruments	3,829	67,181
Other	698	547
Change in assets and liabilities
Accounts receivable	(438)	(14,410)
Inventories	669	(276)
Prepaid expenses and other assets	1,267	3,614
Accounts payable and accrued liabilities	23,699	23,560
Revenue distribution payable	122	8,231
Deferred compensation	461	2,393

Net cash provided by operating activities	68,994	114,474
Cash flows from investing activities
Purchase of property and equipment and oil and gas properties	(114,101)	(151,443)
Acquisition of businesses including funds released from escrow, net of cash acquired	(37,275)	—
Proceeds from dispositions of property and equipment and oil and gas properties	242	1,610
Cash in escrow	16,395	2,596
Settlement of non-hedge derivative instruments	(419)	(4,559)

Net cash used in investing activities	(135,158)	(151,796)
Cash flows from financing activities
Proceeds from long-term debt	54,702	47,541
Repayment of long-term debt and acquisition financing	(301,767)	(2,272)
Proceeds from senior notes	322,329	—
Principal payments under capital lease obligations	(87)	(100)
Settlement of derivative instruments acquired	(448)	108
Fees paid related to financing activities	(7,109)	(647)

Net cash provided by financing activities	67,620	44,630

Net increase in cash and cash equivalents	1,456	7,308
Cash and cash equivalents at beginning of period	8,803	11,687

Cash and cash equivalents at end of period	$10,259	$18,995

Supplemental cash flow information
Cash paid during the period for:
Interest, net of capitalized interest	$24,521	$37,471
Income taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows—(continued)

Supplemental disclosure of non-cash investing and financing activities (dollars in thousands)

During the six months ended June 30, 2007 and 2008, the Company entered into capital lease obligations of $21 and $448, respectively, for the purchase of machinery and equipment.

Non-cash additions to oil and gas properties include $1,001 and $3,701, respectively, as of June 30, 2007 and 2008. These oil and gas property additions are reflected in cash used in investing activities in the periods that the payables are settled.

The Company also recorded a non-cash reduction in oil and gas properties and a corresponding increase in accounts receivable of $4,845 during the six months ended June 30, 2008. This amount represents control of well insurance proceeds for costs incurred prior to June 30, 2008 (see note 8).

During the six months ended June 30, 2007 and 2008, the Company recorded an asset and related liability of $118 and $500, respectively, associated with the asset retirement obligation on the acquisition and/or development of oil and gas properties.

Interest of $733 and $681 was capitalized during the six months ended June 30, 2007 and 2008, respectively, related to the development of unproved oil and gas leaseholds. Interest of $10 and $73 was capitalized during the six months ended June 30, 2007 and 2008, respectively, related to the construction of the Company’s office building.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, except per share data)

Note 1: Nature of operations and summary of significant accounting policies

Chaparral Energy, Inc. and subsidiaries, (collectively, “we”, “our”, “us”, or the “Company”) is involved in the acquisition, exploration, development, production and operation of oil and gas properties. Properties are located primarily in Oklahoma, Texas, New Mexico, Louisiana, Arkansas, Montana and Wyoming.

Interim financial statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the financial information and disclosures required by GAAP. The financial information as of June 30, 2008 and for the three months and six months ended June 30, 2007 and 2008 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2008.

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

Fair value measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

We adopted the provisions of SFAS 157 on January 1, 2008. Assets and liabilities recorded at fair value in the balance sheet are categorized according to the fair value hierarchy defined in SFAS 157. The hierarchical levels are based upon the level of judgment associated with the inputs used to measure the fair value of the assets and liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the asset or liability is categorized based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

We elected to implement this Statement with the one-year deferral permitted by FASB Staff Position (FSP) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations and restructuring costs for which we use fair value. We do not expect any significant impact to our consolidated financial statements when we implement SFAS 157 for these assets and liabilities. Due to our election under FSP 157-2, for 2008, SFAS 157 applies to commodity derivative contracts. The implementation of SFAS 157 did not cause a change in the method of calculating fair value of assets or liabilities, with the exception of incorporating the impact of our nonperformance risk on derivative liabilities—which was not material. The primary impact from adoption was additional disclosures.

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

Accounts receivable

Accounts receivable consisted of the following at December 31, 2007 and June 30, 2008:

	December 31, 2007	June 30, 2008
Joint interests	$19,319	$14,629
Accrued oil and gas sales	40,377	62,179
Service company sales	4,827	5,901
Insurance proceeds	—	4,845
Other	1,920	1,261
Allowance for doubtful accounts	(338)	(605)

	$66,105	$88,210

The insurance receivable of $4,845 relates to control of well insurance claims submitted to our insurance underwriters related to the Bowdle 47 No. 2 well.

Inventories

Inventories are comprised of equipment used in developing oil and gas properties, oil and gas production inventories, and equipment for resale. Equipment inventory and inventory for resale are carried at the lower of cost or market using the specific identification method and average cost method, respectively. Oil and gas product inventories are stated at the lower of production cost or market. The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory. Inventories at December 31, 2007 and June 30, 2008 consist of the following:

	December 31, 2007	June 30, 2008
Equipment inventory	$3,027	$4,281
Oil and gas product	3,221	3,133
Service company inventory for resale	13,232	12,342

	$19,480	$19,756

Funds held in escrow

The Company has funds held in escrow that are restricted as to withdrawal or usage. The restricted amounts consisted of the following:

	December 31, 2007	June 30, 2008
Title defect escrow from acquisition	$383	$388
Plugging and abandonment escrow	1,635	1,649
Post closing adjustment escrow from acquisition	3,206	300

	$5,224	$2,337

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

Deferred income taxes

Deferred income taxes are provided for significant carryforwards and temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years. Deferred income tax assets or liabilities are determined by applying the presently enacted tax rates and laws. During the six months ended June 30, 2008, net deferred tax assets increased by $137,036, which includes an increase of $116,423 attributable to the unrealized loss on cash flow hedges that was recorded as a component of accumulated other comprehensive loss during the period.

The Company records a valuation allowance for the amount of net deferred tax assets when, in management’s opinion, it is more likely than not that such assets will not be realized. During the quarter ended June 30, 2008, we recorded a valuation allowance of $133 for Federal NOL carryforwards we do not expect to realize before they expire.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions are recognized in our consolidated financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. These amounts are subsequently reevaluated and changes are recognized as adjustments to current period tax expense.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, we recognized no material adjustment in our tax liability for unrecognized income tax benefits. If applicable, we would recognize interest and penalties related to uncertain tax positions in interest expense. We have not accrued interest related to uncertain tax positions as of June 30, 2007 or 2008.

The tax years 1998-2007 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Recently issued accounting standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”) . This Statement permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. We adopted SFAS 159 effective January 1, 2008. During the first six months of 2008, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other accounting standards, so the adoption of SFAS 159 did not impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008. The Company is currently assessing the impact, if any, the adoption of SFAS No. 141(R) may have on any future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). This Statement requires that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently assessing the impact, if any, of the adoption of SFAS 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This Statement addresses concerns that the existing disclosure requirements in SFAS 133, Accounting for Derivatives and Hedging Activities, as Amended (“SFAS 133”), do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact, if any, of the adoption of SFAS 161.

Note 2: Derivative financial instruments

The Company’s results of operations, financial condition and capital resources are highly dependent upon the prevailing market prices of and demand for oil and gas. These commodity prices are subject to wide fluctuations and market uncertainties. To mitigate a portion of this exposure, the Company enters into commodity price swaps, costless collars, and basis protection swaps. For commodity price swaps, the Company receives a fixed price for the hedged commodity and pays a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

Collars contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, we receive the fixed price and pay the market price. If the market price is between the call and the put strike price, no payments are due from either party. Our collars have not been designated as hedges pursuant to SFAS 133. Therefore, the changes in fair value and settlement of these derivative contracts are recognized as non-hedge derivative gains (losses).

The Company uses basis protection swaps to reduce basis risk. Basis is the difference between the physical commodity being hedged and the price of the futures contract used for hedging. Basis risk is the risk that an adverse change in the futures market will not be completely offset by an equal and opposite change in the cash price of the commodity being hedged. Basis risk exists in natural gas primarily due to the geographic price differentials between cash market locations and futures contract delivery locations. Natural gas basis protection swaps are arrangements that guarantee a price differential for gas from a specified delivery point. The Company receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract. We do not believe that these instruments qualify as hedges pursuant to SFAS 133; therefore, the changes in fair value and settlement of these derivative contracts are recognized as non-hedge derivative gains (losses).

In connection with the Calumet acquisition, the Company entered into additional commodity swaps to provide protection against a decline in the price of oil. We do not believe that these instruments qualify as hedges pursuant to SFAS 133. Therefore, the changes in fair value and settlement of these derivative contracts are recognized as non-hedge derivative losses.

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

All derivative financial instruments are recorded on the balance sheet at fair value. The fair value of swaps is generally determined based on the difference between the fixed contract price and the underlying forward market price, discounted to the measurement date using a credit adjusted discount rate. The fair value of collars is determined based on the Black-Scholes valuation model, adjusted for credit risk.

The estimated fair values of derivative instruments are provided below. The carrying amounts of these instruments are equal to the estimated fair values.

	December 31, 2007	June 30, 2008
Derivative assets (liabilities):
Gas swaps	$4,709	$(56,986)
Oil swaps	(155,782)	(482,143)
Gas collars	—	(4,865)
Oil collars	—	(3,692)
Natural gas basis differential swaps	539	5,354

	$(150,534)	$(542,332)

Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive loss, which is later transferred to earnings when the hedged transaction occurs. The ineffective portion is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged. The ineffective portion of the hedge derivatives and the settlement of effective cash flow hedges is included in loss on oil and gas hedging activities in the consolidated statements of operations and is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Reclassification of settled contracts	$(6,405)	$(44,994)	$(2,372)	$(61,257)
Gain (loss) on ineffective portion of derivatives qualifying for hedge accounting	3,990	(13,236)	(4,128)	(28,098)

	$(2,415)	$(58,230)	$(6,500)	$(89,355)

Based upon market prices at June 30, 2008, the Company expects to charge $108,124 of the balance in accumulated other comprehensive loss to income during the next 12 months when the forecasted transactions actually occur. All forecasted transactions hedged as of June 30, 2008 are expected to be settled by December 2011.

The changes in fair value and settlement of derivative contracts that do not qualify or have not been designated as hedges in accordance with SFAS 133 are recognized as non-hedge derivative losses. Non-hedge derivative losses in the consolidated statements of operations are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Unrealized loss on non-qualified commodity price swaps	$(4,358)	$(51,058)	$(5,810)	$(58,880)
Unrealized loss on non-designated costless collars	—	(8,557)	—	(8,557)
Unrealized gain on natural gas basis differential contracts	899	3,119	2,399	4,815
Loss on settlement of non-qualified commodity price swaps	—	(3,380)	—	(5,206)
Gain (loss) on settlement of natural gas basis differential contracts	341	1,377	(418)	647

	$(3,118)	$(58,499)	$(3,829)	$(67,181)

Derivative settlement payments of $8,759 and $29,739 were included in accounts payable and accrued liabilities at December 31, 2007 and June 30, 2008, respectively. Derivative settlement receivables of $51 were included in accounts receivable at December 31, 2007. There were no derivative settlement receivables included in accounts receivable at June 30, 2008.

We have no Level 1 assets or liabilities as of June 30, 2008. Our derivative contracts classified as Level 2 are valued using quotations provided by price index developers such as Platts and Oil Price Information Service. In certain less liquid markets, forward prices are not as readily available. In these circumstances, commodity swaps are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. These contracts are classified as Level 3. Due to unavailability of observable volatility data input, the fair value measurement of all our collars has been categorized as Level 3.

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis is shown by the following table.

	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments (1)	Balance as of June 30, 2008
Assets
Derivative assets	$3,729	$1,625	$(5,354)	$—

Total assets	$3,729	$1,625	$(5,354)	$—

Liabilities
Derivative liabilities	$539,129	$8,557	$(5,354)	$542,332

Total liabilities	$539,129	$8,557	$(5,354)	$542,332

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.

The derivative values below are based on analysis of each contract as the fundamental unit of accounting as required by SFAS 157. Derivative assets and liabilities with the same counterparty are netted where the legal right of offset exists. Gains or losses from contracts in one level may be offset by gains or losses on contracts in another level or by changes in values of physical contracts or positions that are not reflected in the table.

Changes in the fair value of net commodity derivatives classified as Level 3 in the fair value hierarchy at June 30, 2008, were:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Assets	Liabilities
Derivatives
Beginning balance	$172	$—
Total realized and unrealized gains (losses) included in net loss	1,531	(8,557)
Purchases, issuances, and settlements	(78)	—

Ending balance	$1,625	$(8,557)

The amount of total gains (losses) for the period included in non-hedge derivative losses attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$1,297	$(8,557)

Note 3: Asset retirement obligations

The Company’s asset retirement obligations relate to estimated future plugging and abandonment expenses or disposal of its oil and gas properties and related facilities. These obligations to abandon and restore properties are based upon estimated future costs which may change based upon future inflation rates and changes in statutory remediation rules. The following table provides a summary of the Company’s asset retirement obligations for the six months ended June 30, 2008:

Six Months Ended June 30, 2008
Beginning balance	$30,684
Liabilities incurred in current period	500
Liabilities settled in current period	(527)
Accretion expense	1,314

$31,971
Less current portion	1,000

$30,971

Note 4: Long-term debt

Long-term debt at December 31, 2007 and June 30, 2008 consisted of the following:

	December 31, 2007	June 30, 2008
Revolving credit line with banks (1)	$447,000	$489,000
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 5.00% to 7.283%, due December 2008 through September 2021; collateralized by real property	9,644	11,089
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.62% to 9.387%, due January 2008 through May 2013; collateralized by automobiles, machinery and equipment	9,925	11,749

	466,569	511,838
Less current maturities	6,762	9,748

	$459,807	$502,090

(1)	In October 2006, the Company entered into a Seventh Restated Credit Agreement, which is scheduled to mature on October 31, 2010. Availability under our credit agreement is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once every six months. Effective May 14, 2008, the borrowing base was adjusted to $600,000. Interest is paid at least every three months on $447,000 based upon LIBOR as defined in the credit agreement as of December 31, 2007 (effective rate of 7.163%) and on $489,000 based upon LIBOR as of June 30, 2008 (effective rate of 5.585%). The credit line is collateralized by the Company’s oil and gas properties. The agreement has certain negative and affirmative covenants that require, among other things, maintaining financial covenants for current and debt service ratios and financial reporting.

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

We believe we were in compliance with all covenants under the Credit Agreement as of June 30, 2008.

Subsequent to June 30, 2008, the Company has drawn an additional $21,000 under the Credit Agreement.

Note 5: Related party transactions

In September 2006, Chesapeake Energy Corporation (“Chesapeake”) acquired a 31.9% beneficial interest in the Company through the sale of common stock. The Company participates in ownership of properties operated by Chesapeake and received revenues and incurred joint interest billings on these properties of $1,657 and $1,131, respectively for the three months ended June 30, 2007 and $2,296 and $512, respectively for the three months ended June 30, 2008. The Company received revenues and incurred joint interest billings on these properties of $3,380 and $2,325, respectively for the six months ended June 30, 2007 and $4,468 and $1,330, respectively for the six months ended June 30, 2008. In addition, Chesapeake participates in ownership of properties operated by the Company. The Company paid revenues and recorded joint interest billings to Chesapeake of $360 and $140, respectively during the three months ended June 30, 2007 and $489 and $397, respectively during the three months ended June 30, 2008. The Company paid revenues and recorded joint interest billings of $697 and $386, respectively during the six months ended June 30, 2007 and $1,113 and $1,475, respectively during the six months ended June 30, 2008. There were no significant amounts receivable from or payable to Chesapeake at June 30, 2008.

Note 6: Deferred compensation

Effective January 1, 2004, the Company implemented a Phantom Unit Plan (the “Plan”) to provide deferred compensation to certain key employees (the “Participants”). Phantom units may be awarded to participants in total up to 2% of the fair market value of the Company. No participant may be granted, in the aggregate, more than 5% of the maximum number of phantom units available for award. Under the original plan, phantom units vest on the seventh anniversary of the award date of the phantom unit, but may also vest on a pro-rata basis following a participant’s termination of employment with the Company due to death, disability, retirement or termination by the Company without cause. Also, phantom units vest if a change of control event occurs. Upon vesting, participants are entitled to the value of their phantom units payable in cash immediately. Payment is not required by the participant upon redemption. Effective January 1, 2007, the Company implemented the First Amended and Restated Phantom Stock Plan, which reduced the phantom stock unit vest period from the seventh anniversary of the award date to the fifth anniversary of the original award date. In accordance with SFAS No. 123(R) “Share Based Payments”, the reduction in the vesting period is accounted for as a modification to the plan and is accounted for on a prospective basis. The Company recorded additional deferred compensation expense of $209 during the year ended December 31, 2007 as a result of the modification.

Compensation expense is recognized over the vesting period of the phantom stock units and is reflected in general and administrative expenses in the consolidated statements of operations. Such expense is calculated net of forfeitures estimated based on the Company’s historical and expected turnover rates. The Company recognized deferred compensation expense of $461 and $2,393 resulting in a reduction in net income for the six months ended June 30, 2007 and 2008, respectively.

A summary of the Company’s phantom stock unit activity as of December 31, 2007, and changes during the first six months of fiscal year 2008, is presented in the following table:

	Fair Value	Phantom Stock Units	Weighted average remaining contract term	Aggregate intrinsic value
	(Per unit)
Unvested and total outstanding at December 31, 2007	$16.54	200,843
Granted	$16.54	31,044
Vested	$16.54	—
Forfeited	$16.54	(10,572)

Unvested and total outstanding at June 30, 2008	$40.35	221,315	1.99	$8,930

Upon vesting, the Company is required to redeem all units. Accordingly, the contract term and the vesting period are the same. There are no vested units as of June 30, 2008.

The fair value of each phantom stock unit award is estimated on the date of grant and subsequently remeasured at the end of each reporting period using the Black-Scholes option pricing model. The assumptions used for the six months ended June 30, 2008 are as follows:

Dividend yield	0.0%
Volatility	114.0%
Risk-free interest rate	3.34%
Expected life (in years)	.50-4.50

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

As of June 30, 2008, there was approximately $3,347 of total unrecognized compensation cost related to unvested phantom units that is expected to be recognized over a weighted-average period of 1.99 years. Deferred compensation cost of $3,068 that will vest within the next twelve months was included in accounts payable and accrued liabilities as of June 30, 2008. There was no deferred compensation cost included in accounts payable as of December 31, 2007, as there were no units vesting within the next twelve months.

Note 7: Segment Information

In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, we have two reportable operating segments. Our exploration and production segment and our service company segment are managed separately because of the nature of their products and services. The exploration and production segment is responsible for finding and producing oil and natural gas. The service company segment is responsible for selling oilfield services and supplies. Management evaluates the performance of our segments based upon income before taxes. The service company was acquired during the second quarter of 2007.

	Exploration and Production	Service Company	Intercompany Eliminations	Consolidated Total
For the Three Months Ended June 30, 2007:
Revenues	$83,015	$10,424	$(4,510)	$88,929
Intersegment revenues	—	(4,510)	4,510	—

Total revenues	83,015	5,914	—	88,929

Income (loss) before income taxes	$1,356	$1,120	$(215)	$2,261

For the Three Months Ended June 30, 2008:
Revenues	$99,438	$17,552	$(9,098)	$107,892
Intersegment revenues	—	(9,098)	9,098	—

Total revenues	99,438	8,454	—	107,892

Income (loss) before income taxes	$(49,633)	$1,145	$(301)	$(48,789)

For the Six Months Ended June 30, 2007:
Revenues	$151,808	$10,424	$(4,510)	$157,722
Intersegment revenues	—	(4,510)	4,510	—

Total revenues	151,808	5,914	—	157,722

Income (loss) before income taxes	$(7,369)	$1,120	$(215)	$(6,464)

For the Six Months Ended June 30, 2008:
Revenues	$189,341	$32,219	$(15,944)	$205,616
Intersegment revenues	—	(15,944)	15,944	—

Total revenues	189,341	16,275	—	205,616

Income (loss) before income taxes	$(54,928)	$1,849	$(552)	$(53,631)

As of December 31, 2007:
Total Assets	$1,529,452	$28,092	$(26,646)	$1,530,898
As of June 30, 2008:
Total Assets	$1,776,164	$31,704	$(31,990)	$1,775,878

Note 8: Commitments and Contingencies

Standby letters of credit (“Letters”) available under the revolving credit line are used in lieu of surety bonds with various city, state and federal agencies for liabilities relating to the operation of oil and gas properties. The Company had various Letters outstanding totaling $1,690 and $1,810 as of December 31, 2007 and June 30, 2008, respectively. Interest on each Letter accrues at the lender’s prime rate (effective rate of 5.585% at June 30, 2008) for all amounts paid by the lenders under the Letters. No interest was paid by the Company on the Letters during the three and six months ended June 30, 2007 and 2008.

Various other claims and lawsuits, incidental to the ordinary course of business, are pending both for and against the Company. In the opinion of management, all matters are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Pursuant to the securities purchase agreement dated as of September 16, 2006, as amended, relating to the acquisition of Calumet, the Company recorded a receivable due from the sellers related to the post-closing purchase price adjustment for working capital. On August 9, 2007, the Company received a communication from the sellers disputing the calculation of the purchase price adjustment. The Company believes the receivable was calculated in accordance with the securities purchase agreement and intends to diligently defend its position. Pretrial discovery is ongoing. On September 13, 2007, the Company filed a petition in the District Court of Tulsa County, State of Oklahoma, against John Milton Graves Trust u/t/a 6/11/2004, et al, seeking a declaratory judgment confirming this position. Written and documentary discovery is ongoing and deposition testimony should commence in August 2008. As of June 30, 2008, the recorded receivable was $14,406 and was included in other assets on the consolidated balance sheet.

The Company owns a 66.67% interest in Oklahoma Ethanol LLC, a joint venture to construct and operate an ethanol production plant in Oklahoma. The ethanol plant is estimated to produce a minimum of 55 million gallons of denatured ethanol, 176,000 tons of distillers dried grains and 2.8 Bcfe of CO2 per year. The Company will have the option to acquire all or part of this CO2 for use in EOR projects. The start up and construction costs are estimated to be between $115,000 and $125,000. Oklahoma Ethanol LLC has retained a financial advisor to arrange project financing of between $69,000 and $75,000 in secured indebtedness, with recourse limited to the Company’s interest in this entity, to fund construction costs and for related start-up working capital. The Company expects to commence construction in 2009 with completion in 2010, and that its equity contribution will be approximately $30,000 to $33,000. However, one of the minority owners, Oklahoma Sustainable Energy LLC, will no longer be able to participate in the joint venture if project financing does not close by September 15, 2008. In that event, the Company will need to find an investor to replace Oklahoma Sustainable Energy LLC. If the Company is unable to replace the equity or otherwise complete the financing on a non-recourse basis, then it may incur a write down of the $2,608 it has invested in the project through June 30, 2008.

In February 2008, loss of well control occurred at the Bowdle 47 No. 2 well in Loving County, Texas. The Company currently estimates that the total costs attributable to the loss of well control will be $11,900. We anticipate the Company’s insurance policy will cover 100% of these costs up to a maximum of $35,000, with the $650 insurance retention and deductible being payable by the Company. Accounts receivable includes a balance of $4,845 for costs incurred through June 30, 2008, which have been submitted to our insurer.

Note 9: Comprehensive loss

Components of comprehensive loss, net of related tax, are as follows for the three and six months ended June 30, 2007 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Net income (loss)	$1,380	$(30,052)	$(3,974)	$(33,019)
Unrealized loss on hedges	(6,994)	(180,236)	(18,840)	(222,158)
Reclassification adjustment for hedge losses included in net income (loss)	3,932	27,627	1,457	37,612

Comprehensive loss	$(1,682)	$(182,661)	$(21,357)	$(217,565)

Note 10: Subsequent events

Agreement and Plan of Merger

On July 14, 2008, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Edge Petroleum Corporation (“Edge”), whereby Edge will merge with and into the Company (the “Merger”). At the effective time of the Merger, each share of Edge’s common stock will be converted automatically into the right to receive 0.2511 shares of the Company’s common stock, and each share of Edge’s 5.75% Series A Cumulative Convertible Perpetual Preferred Stock will be converted automatically into the right to receive one share of the Company’s 5.75% Series A Cumulative Convertible Perpetual Preferred Stock.

The Agreement, which was approved by the Company’s Board of Directors and its stockholders and Edge’s Board of Directors, provides that, following the effective time of the Merger, at least two members of Edge’s Board of Directors will join the Company’s Board of Directors.

Completion of the Merger is conditioned upon, among other things, adoption of the Agreement by Edge’s common stockholders and the accuracy of representations and warranties (subject to materiality exceptions) as of the date of the Agreement and the closing date of the Merger, and the performance by the parties in all material respects of their covenants under the Agreement.

The Agreement contains various termination rights for both parties. Upon termination of the Agreement under specified circumstances, the Company or Edge will be required to pay the other party a termination fee of $15,000. With certain exceptions, all costs and expenses incurred in connection with the Agreement will be paid by the party incurring such expenses, whether or not the Merger is consummated. The Agreement includes provisions limiting the maximum aggregate liability of either party to $25,000 in the event the Merger is not consummated.

Stock Purchase Agreement

On July 14, 2008, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Magnetar Financial LLC, on behalf of itself and one or more of its affiliates (“Magnetar”), pursuant to which Magnetar will purchase and the Company will sell 1,500,000 shares of its Series B Convertible Preferred Stock, par value $0.01 per share, for a purchase price of $150,000. At the closing of the stock purchase agreement, the Company will pay Magnetar a closing fee of $750 and reimburse out of pocket expenses up to $500. The closing of the Stock Purchase Agreement is conditioned upon the closing of the Merger and upon certain other customary closing conditions.

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

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas and on our ability to find, develop and acquire oil and natural gas reserves that are economically recoverable. The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported results of operations and the amount of our reported assets, liabilities and proved oil and natural gas reserves. We use the full cost method of accounting for our oil and natural gas activities.

Oil and natural gas prices fluctuate widely. The prices we receive for our oil and natural gas production affect our:

•	cash flow available for capital expenditures;

•	ability to borrow and raise additional capital;

•	ability to service debt;

•	quantity of oil and natural gas we can produce;

•	quantity of oil and natural gas reserves; and

•	operating results for oil and natural gas activities.

We generally hedge a substantial portion of our expected future oil and natural gas production to reduce our exposure to commodity price decreases. See “Quantitative and Qualitative Disclosures about Market Risk” below for a discussion of our derivative contracts.

Generally our producing properties have declining production rates. Our reserve estimates reflect that our production rate on current proved developed producing reserve properties will decline at annual rates of approximately 13.5%, 10.8% and 8.1% during 2008, 2009 and 2010, respectively. To grow our production and cash flow we must find, develop and acquire new oil and natural gas reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop and acquire oil and natural gas reserves.

We believe the most significant, subjective or complex estimates we make in preparation of our financial statements are:

•	the amount of estimated revenues from oil and natural gas sales;

•	the quantity of our proved oil and natural gas reserves;

•	the timing of future drilling, development and abandonment activities;

•	the value of our derivative positions;

•	the realization of deferred tax assets; and

•	the full cost ceiling limitation.

We base our estimates on historical experience and various assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates.

During the second quarter of 2008, quarterly production was 10,703 MMcfe, a 6.0% increase over production levels in the second quarter of 2007. Despite higher operating costs and a loss of $58.2 million on hedging activities, the revenue impact of higher production and higher commodity prices caused a 12.6% increase in operating income between the comparable second quarters. However, non-hedge derivative losses of $58.5 million resulted in a net loss of $30.1 million in the second quarter of 2008 as compared to net income of $1.4 million during the same period in 2007.

All of our operating expenses, with the exception of lease operating expenses, increased on both an absolute and per Mcfe basis during the second quarter of 2008 compared to the same period in 2007 due to higher overall industry costs, and higher compensation expense resulting from additional employees and increased salaries and benefits which we consider necessary in order to remain competitive in the industry.

We expanded our oil and natural gas property capital expenditure budget for 2008 from $209.0 million to $269.0 million during the second quarter of 2008 due to increased capital resources. From January 1, 2008 through June 30, 2008, we spent $120.6 million on exploratory and development activities and approximately $15.8 million on acquisitions of oil and gas properties.

The following are recent developments that have impacted the results of operations or liquidity discussed below, or are expected to impact these items in future periods:

•

Production Tax Credit. During 2006, we purchased interests in two venture capital limited liability companies resulting in a total investment of $15.0 million. Our expected return on the investment will be receipt of $2 of Oklahoma tax credits for every $1 invested to be recouped from our Oklahoma production taxes. The investments are accounted for as a production tax benefit asset and will be netted against tax credits realized in other income using the effective yield method over the expected recovery period. As of June 30, 2008, we have received $2.7 million of this credit.

•

Oklahoma Ethanol. We own a 66.67% interest in Oklahoma Ethanol LLC, a joint venture to construct and operate an ethanol production plant in Oklahoma. Oklahoma Ethanol LLC has retained a financial advisor to arrange project financing of between $69.0 million and $75.0 million in secured indebtedness, with recourse limited to our interest in this entity, to fund construction costs and for related start-up working capital. We expect to commence construction in 2009 with completion in 2010, and that our equity contribution will be approximately $30.0 million to $33.0 million. However, one of the minority owners, Oklahoma Sustainable Energy LLC, will no longer be able to participate in the joint venture if project financing does not close by September 15, 2008. In that event, we will need to find an investor to replace Oklahoma Sustainable Energy LLC. If we are unable to replace the equity or otherwise complete the financing on a non-recourse basis, then we may incur a write down of the $2.6 million we have invested in the project through June 30, 2008.

•

Agreement and Plan of Merger. On July 14, 2008, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Edge Petroleum Corporation (“Edge”), whereby Edge will merge with and into the Company (the “Merger”). At the effective time of the Merger, each share of Edge’s common stock will be converted automatically into the right to receive 0.2511 shares of the Company’s common stock, and each share of Edge’s 5.75% Series A Cumulative Convertible Perpetual Preferred Stock will be converted automatically into the right to receive one share of the Company’s 5.75% Series A Cumulative Convertible Perpetual Preferred Stock. The initial conversion price per share of the Company preferred stock will be $65.95 per share of Company common stock.

•

Stock Purchase Agreement. On July 14, 2008, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Magnetar Financial LLC, on behalf of itself and one or more of its affiliates (“Magnetar”), pursuant to which Magnetar will purchase and the Company will sell 1,500,000 shares of its Series B Convertible Preferred Stock, par value $0.01 per share, for a purchase price of $150.0 million. The closing of the Stock Purchase Agreement is conditioned upon the closing of the Merger and upon certain other customary closing conditions.

•

In February 2008, loss of well control occurred at the Bowdle 47 No. 2 well in Loving County, Texas. We currently estimate that the total costs attributable to the loss of well control will be $11.9 million. We anticipate our insurance policy will cover 100% of these costs up to a maximum of $35.0 million, with the $0.7 million insurance retention and deductible being payable by us. Accounts receivable includes a balance of $4.8 million for costs incurred through June 30, 2008, which have been submitted to our insurer.

Results of Operations

Comparison of three months ended June 30, 2008 to three months ended June 30, 2007.

Oil & natural gas revenues and production. The following table presents information about our oil and natural gas sales before the effects of hedging:

	Three Months Ended June 30,		Percentage Change
	2007	2008
Oil and natural gas sales (dollars in thousands)
Oil	$50,958	$107,314	110.6%
Natural gas	34,472	50,354	46.1%

Total	$85,430	$157,668	84.6%
Production
Oil (MBbls)	823	931	13.1%
Natural gas (MMcf)	5,160	5,117	(0.8)%

MMcfe	10,098	10,703	6.0%
Average sales prices (excluding hedging)
Oil per Bbl	$61.92	$115.27	86.2%
Natural gas per Mcf	$6.68	$9.84	47.3%
Mcfe	$8.46	$14.73	74.1%

Oil sales increased 110.6% from $51.0 million during the three months ended June 30, 2007 to $107.3 million during the same period in 2008. This increase was due to a 86.2% increase in average oil prices to $115.27 per barrel combined with a 13.1% increase in production volumes to 931 MBbls. Natural gas sales revenues increased 46.1% from $34.5 million during the three months ended June 30, 2007 to $50.4 million during the same period in 2008. This increase was due to a 47.3% increase in average natural gas prices, partially offset by a 0.8% decrease in production volumes to 5,117 MMcf. Oil production for the three months ended June 30, 2008 increased primarily due to the drilling program and enhancements of our existing properties.

Production volumes by area were as follows (MMcfe):

	Three Months Ended June 30,		Percentage Change
	2007	2008
Mid Continent	6,440	7,050	9.5%
Permian	1,708	2,011	17.7%
Ark-La-Tex	466	412	(11.6)%
North Texas	356	267	(25.0)%
Rockies	225	253	12.4%
Gulf Coast	903	710	(21.4)%

Totals	10,098	10,703	6.0%

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

We generally hedge a substantial portion of our expected future oil and natural gas production to reduce our exposure to commodity price decreases. The effects of hedging on our net revenues are as follows:

	Three Months Ended June 30,
	2007	2008
	(dollars in thousands)
Gain (loss) from oil and natural gas hedging activities:
Hedge settlements	$(6,405)	$(44,994)
Hedge ineffectiveness	3,990	(13,236)

Total	$(2,415)	$(58,230)

Our loss from oil and natural gas hedging activities in the second quarter of 2008 was due to losses on hedge settlements as well as hedge ineffectiveness. As a result of higher overall commodity prices and higher NYMEX forward strip oil and natural gas prices at June 30, 2008 compared to March 31, 2008, our loss from hedging activities was $58.2 million compared to a loss of $2.4 million in the second quarter of 2007.

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives. The following table presents information about the effects of hedging on realized prices:

	Average Price		Hedged to Non-Hedged Price
	Without Hedge	With Hedge
Oil (per Bbl):
Three months ended June 30, 2007	$61.92	$57.38	92.7%
Three months ended June 30, 2008	115.27	79.69	69.1%
Natural gas (per Mcf):
Three months ended June 30, 2007	$6.68	$6.16	92.2%
Three months ended June 30, 2008	9.84	7.52	76.4%

Costs and expenses. The following table presents information about our operating expenses for the second quarter of 2007 and 2008:

	Amount			Per Mcfe
	Three Months Ended June 30,		Percent Change	Three Months Ended June 30,		Percent Change
	2007	2008		2007	2008
	(dollars in thousands)
Lease operating expenses	$25,198	$26,466	5.0%	$2.50	$2.47	(1.2)%
Production taxes	5,942	10,601	78.4%	0.59	0.99	67.8%
Depreciation, depletion and amortization	21,237	24,890	17.2%	2.10	2.33	11.0%
General and administrative	4,655	7,829	68.2%	0.46	0.73	58.7%

Lease operating expenses – Increase was primarily due to increases in the net number of producing wells and higher oilfield service costs, including costs associated with artificial lift on oil properties. Despite continued upward pressure on service costs, labor, and materials resulting from the sustained strength of commodity prices, per unit expenses were lower in the second quarter of 2008 than the same quarter of 2007 due to a reduction in workover activity and higher production volumes. Costs associated with workovers were $1.4 million in the second quarter of 2008 compared to $2.9 million in the second quarter of 2007.

Production taxes (which include ad valorem taxes) – Increase was primarily due to a 74.1% increase in averaged realized prices, and an increase of 6.0% in production volumes compared to the same period in 2007.

Depreciation, depletion and amortization (“DD&A”) – Increase was primarily due to an increase in DD&A on oil and natural gas properties of $3.4 million. For oil and natural gas properties, $1.3 million of the increase was due to higher production volumes and $2.1 million was due to an increase in the DD&A rate per equivalent unit of production. Our DD&A rate on oil and natural gas properties per equivalent unit of production increased $0.20 to $2.14 per Mcfe primarily due to estimated higher future development costs for proved undeveloped reserves and higher cost reserve additions.

General and administrative expenses – Increase was due to higher compensation costs caused by our heightened level of activity. In addition, the value of each unit in our Phantom Stock Plan increased due to higher commodity prices. As a result, deferred compensation expense increased by $1.9 million in the second quarter of 2008 compared to the same period of 2007. G&A expense is net of $4.1 million in the second quarter of 2008 and $2.4 million in the same period of 2007 capitalized as part of our exploration and development activities.

Interest Expense. Interest expense decreased during the second quarter of 2008 by $0.5 million, or 2.4%, compared to the same period in 2007 primarily as a result of lower interest rates paid, partially offset by increased levels of borrowings. The following table presents interest expense for the second quarter of 2007 and 2008:

	Three Months Ended June 30,
	2007	2008
	(dollars in thousands)
Revolver Interest	$6,045	$5,498
8 1/2% Senior Notes, due 2015	7,069	7,085
8 7/8% Senior Notes, due 2017	7,369	7,379
Other Interest	1,133	1,139

	$21,616	$21,101

Non-hedge derivative losses. Non-hedge derivative losses were $58.5 million during the three months ended June 30, 2008 and are comprised of losses of $54.4 million on derivative contracts that were entered into in anticipation of the Calumet acquisition and did not qualify as hedges and losses of $8.6 million on collars that were not designated as hedges, partially offset by net gains of $4.5 million related to natural gas basis differential swaps. Non-hedge derivative losses were $3.1 million during the three months ended June 30, 2007 and are comprised of losses of $4.3 million on derivative contracts that were entered into in anticipation of the Calumet acquisition and did not qualify as hedges, partially offset by net gains of $1.2 million related to natural gas basis differential swaps.

Service company revenues and operating expenses – Service company revenues and expenses consist primarily of third-party revenue and operating expenses of Green Country Supply, which was acquired during the second quarter of 2007. Revenues are generated through the sale of oilfield supplies, chemicals, downhole submersible pumps and related services. Operating expenses consist of costs of sales related to product sales and general and administrative expenses. We recognized $8.5 million in service company revenue in the current quarter with corresponding service company expense of $8.0 million, for a net profit of $0.5 million. We recognized $5.9 million in service company revenue in the second quarter of 2007 with corresponding service company expense of $5.1 million, for a net profit of $0.8 million.

Comparison of six months ended June 30, 2008 to six months ended June 30, 2007.

Revenues and Production. The following table presents information about our oil and natural gas sales before the effects of hedging:

	Six Months Ended June 30,		Percentage Change
	2007	2008
Oil and natural gas sales (dollars in thousands)
Oil	$92,482	$190,327	105.8%
Natural gas	65,826	88,369	34.2%

Total	$158,308	$278,696	76.0%
Production
Oil (MBbls)	1,581	1,823	15.3%
Natural gas (MMcf)	10,193	9,853	(3.3)%

MMcfe	19,679	20,791	5.7%
Average sales prices (excluding hedging)
Oil per Bbl	$58.50	$104.40	78.5%
Natural gas per Mcf	$6.46	$8.97	38.9%
Mcfe	$8.04	$13.40	66.7%

Oil sales increased 105.8% from $92.5 million during the six months ended June 30, 2007 to $190.3 million during the same period in 2008. This increase was due to a 78.5% increase in average oil prices to $104.40 per barrel, combined with a 15.3% increase in production volumes to 1,823 MBbls. Natural gas sales revenues increased 34.2% from $65.8 million during the six months ended June 30, 2007 to $88.4 million during the same period in 2008. This increase was due to a 38.9% increase in average natural gas prices, partially offset by a 3.3% decline in production volumes to 9,853 MMcf. Oil production for the six months ended June 30, 2008 increased primarily due to our drilling program and enhancements of our existing properties, partially offset by decreased production on existing producing properties due to increased seasonal weather disruptions during the first quarter.

Production volumes by area were as follows (MMcfe):

	Six Months Ended June 30,		Percentage Change
	2007	2008
Mid Continent	12,726	13,828	8.7%
Permian	3,217	3,275	1.8%
Ark-La-Tex	891	900	1.0%
North Texas	643	580	(9.8)%
Rockies	466	474	1.7%
Gulf Coast	1,736	1,734	(0.1)%

Totals	19,679	20,791	5.7%

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

We generally hedge a substantial portion of our expected future oil and natural gas production to reduce our exposure to commodity price decreases. The effects of hedging on our net revenues are as follows:

	Six Months Ended June 30,
	2007	2008
	(dollars in thousands)
Loss from oil and natural gas hedging activities:
Hedge settlements	$(2,372)	$(61,257)
Hedge ineffectiveness	(4,128)	(28,098)

Total	$(6,500)	$(89,355)

Our loss from oil and natural gas hedging activities during the first six months of 2008 was due to losses on hedge settlements as well as hedge ineffectiveness. Settlements on our oil and gas contracts increased $58.9 million due to higher oil and gas prices during the six months ended June 30, 2008 as compared to the same period in 2007. As a result of higher NYMEX forward strip oil and natural gas prices at June 30, 2008 compared to December 31, 2007, hedge ineffectiveness resulted in a loss of $28.1 million compared to a loss of $4.1 million during the same period in 2007.

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives. The following table presents information about the effects of hedging on realized prices:

	Average Price		Hedged to Non-Hedged Price
	Without Hedge	With Hedge
Oil (per Bbl):
Six months ended June 30, 2007	$58.50	$56.26	96.2%
Six months ended June 30, 2008	104.40	76.55	73.3%
Natural gas (per Mcf):
Six months ended June 30, 2007	$6.46	$6.57	101.7%
Six months ended June 30, 2008	8.97	7.91	88.2%

Costs and Expenses. The following table presents information about our operating expenses for the first six months of 2007 and 2008:

	Amount			Per Mcfe
	Six Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
(dollars in thousands)	2007	2008		2007	2008
Lease operating expenses	$50,802	$54,082	6.5%	$2.58	$2.60	0.8%
Production taxes	11,462	18,516	61.5%	0.58	0.89	53.4%
Depreciation, depletion and amortization	40,952	48,588	18.6%	2.08	2.34	12.5%
General and administrative	10,184	14,081	38.3%	0.52	0.68	30.8%

Lease operating expenses – Increase was primarily due to increases in the net number of producing wells and higher oilfield service costs, including costs associated with artificial lift on oil properties. Despite continued upward pressure on service costs, labor, and materials resulting from the sustained strength of commodity prices, per unit expenses for the first two quarters of 2008 were comparable with the same period of 2007 due to a reduction in workover activity and higher production volumes. Costs associated with workovers were $3.8 million in the first two quarters of 2008 compared to $5.7 million in the same period of 2007.

Production taxes (which include ad valorem taxes) – Increase was primarily due to 66.7% higher averaged realized prices, and an increase of 5.7% in production volumes. Production taxes for the six months ended June 30, 2008 were reduced by $0.8 million as a result of refunds received on tax exempt wells identified by outside consultants.

Depreciation, depletion and amortization (“DD&A”) – Increase was primarily due to an increase in DD&A on oil and natural gas properties of $7.1 million. For oil and natural gas properties, $2.4 million of the increase was due to higher production volumes and $4.7 million was due to an increase in the DD&A rate per equivalent unit of production. Our DD&A rate on oil and natural gas properties per equivalent unit of production increased $0.24 to $2.15 per Mcfe primarily due to estimated higher future development costs for proved undeveloped reserves and higher cost reserve additions.

General and administrative expenses – Increase was due to higher compensation costs caused by our heightened level of activity. In addition, the value of each unit in our Phantom Stock Plan increased due to higher commodity prices. As a result, deferred compensation expense increased by $1.7 million during the first two quarters of 2008 compared to the same period of 2007. G&A expense is net of $7.3 million during the first two quarters of 2008 and $5.3 million in the same period of 2007 capitalized as part of our exploration and development activities.

Interest Expense. Interest expense increased during the first six months of 2008 by $0.3 million, compared to the same period in 2007 primarily as a result of increased levels of borrowings, somewhat offset by lower interest rates paid. The following table presents interest expense for the six months ended June 30, 2007 and 2008:

	Six Months Ended June 30,
	2007	2008
	(dollars in thousands)
Revolver Interest	$13,123	$11,569
8 1/2% Senior Notes, due 2015	14,135	14,166
8 7/8% Senior Notes, due 2017	13,335	14,754
Other Interest	1,700	2,132

	$42,293	$42,621

Non-hedge derivative losses. Non-hedge derivative losses were $67.2 million during the six months ended June 30, 2008 and are comprised of losses of $64.1 million on derivative contracts that were entered into in anticipation of the Calumet acquisition and did not qualify as hedges and losses of $8.6 million on collars that were not designated as hedges, partially offset by net gains of $5.5 million related to natural gas basis differential swaps. Non-hedge derivative losses were $3.8 million during the six months ended June 30, 2007 and are comprised of losses of $5.8 million on derivative contracts that were entered into in anticipation of the Calumet acquisition and did not qualify as hedges, partially offset by net gains of $2.0 million related to natural gas basis differential swaps.

Service company revenues and operating expenses – Service company revenues and expenses consist primarily of third-party revenue and operating expenses of Green Country Supply, which was acquired during the second quarter of 2007. Revenues are generated through the sale of oilfield supplies, chemicals, downhole submersible pumps and related services. Operating expenses consist of costs of sales related to product sales and general and administrative expenses. We recognized $16.3 million in service company revenue during the six months ended June 30, 2008 with corresponding service company expense of $15.3 million, for a net profit of $1.0 million. We recognized $5.9 million in service company revenue during the six months ended June 30, 2007 with corresponding service company expense of $5.1 million, for a net profit of $0.8 million. There were no service company revenues or expenses during the first quarter of 2007.

Liquidity and Capital Resources

Overview. Our primary sources of liquidity are cash generated from our operations, issuance of equity and our revolving credit line. At June 30, 2008, we had approximately $19.0 million of cash and cash equivalents and $109.2 million of availability under our revolving credit line with a borrowing base of $600.0 million. We believe that we will have sufficient funds available through our cash from operations and borrowing capacity under our revolving line of credit to meet our normal recurring operating needs, debt service obligations, capital requirements and contingencies for the next 12 months. We may adjust our planned capital expenditures depending on the timing and amount of any equity funding received and the availability of acquisition opportunities that meet our investment criteria.

We pledge our producing oil and natural gas properties to secure our revolving credit line. The banks establish a borrowing base by making an estimate of the collateral value of our oil and natural gas properties. We utilize the available funds as needed to supplement our operating cash flows as a financing source for our capital expenditures. Our ability to fund our capital expenditures is dependent on the level of product prices and the success of our acquisition and development program in adding to our available borrowing base. If oil and natural gas prices decrease from the amounts used in estimating the collateral value of our oil and natural gas properties, the borrowing base may be reduced, thus reducing funds available for our capital expenditures. We mitigate a potential reduction in our borrowing base caused by a decrease in oil and natural gas prices through the use of commodity derivatives.

The net increase in cash is summarized as follows:

	Six Months Ended June 30,
(dollars in thousands)	2007	2008
Cash flows provided by operating activities	$68,994	$114,474
Cash flows used in investing activities	(135,158)	(151,796)
Cash flows provided by financing activities	67,620	44,630

Net increase in cash during the period	$1,456	$7,308

Sources and uses of cash. Substantially all of our cash flow from operating activities is from the production and sale of oil and natural gas, reduced or increased by associated hedging activities. For the six months ended June 30, 2008, net cash provided from operations increased 65.9% from the same period in the prior year and provided approximately 75.4% of our net cash outflows used in investing activities. The increase is due primarily to an increase in oil and natural gas sales revenue, partially offset by higher operating and interest expenses.

We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. Cash flow from operating activities and debt financing were primarily used during the first six months of 2008 to fund $136.4 million in expenditures for capital and exploration projects and property acquisitions.

Our actual capital expenditures for oil and gas properties are detailed below:

(dollars in thousands)	Six Months Ended June 30, 2008	Percent of Total
Development activities:
Developmental drilling	$83,037	60.9%
Enhancements	22,548	16.5%
Tertiary recovery	13,025	9.5%
Acquisitions:
Proved properties	12,249	9.0%
Unproved properties	3,537	2.6%
Exploration activities	2,028	1.5%

Total	$136,424	100.0%

In addition to the capital expenditures for oil and natural gas properties, we spent approximately $18.4 million for the acquisition and construction of new office and administrative facilities and equipment during the first six months of 2008.

We capitalized $0.3 million of costs associated with the design and construction of an ethanol plant operated under Oklahoma Ethanol, L.L.C., which is an unrestricted subsidiary.

During the first six months of 2008, we borrowed $42.0 million under our revolving credit facility.

As of June 30, 2008, we had cash and cash equivalents of $19.0 million and long-term debt obligations of $1.2 billion.

Our credit facility. As of June 30, 2008, we had $489.0 million outstanding under our Credit Agreement and the borrowing base was $600 million.

Our Credit Agreement requires us to maintain a Current Ratio, as defined in our Credit Agreement, of not less than 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with generally accepted accounting principles. Since compliance with financial covenants is a material requirement under our Credit Agreement, we consider the current ratio calculated under our Credit Agreement to be a useful measure of our liquidity because it includes the funds available to us under our Credit Agreement and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At December 31, 2007 and June 30, 2008, our current ratio as computed using generally accepted accounting principles was 0.69 and 0.52, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 1.49 and 1.46, respectively. The following table reconciles our current assets and current liabilities using generally accepted accounting principles to the same items for purposes of calculating the current ratio for our loan compliance:

(dollars in thousands)	December 31, 2007	June 30, 2008
Current assets per GAAP	$120,704	$198,852
Plus—Availability under Credit Agreement	76,311	109,191
Less—Deferred tax asset on hedges and asset retirement obligation	(19,123)	(69,003)

Current assets as adjusted	$177,892	$239,040

Current liabilities per GAAP	$174,980	$385,691
Less—Short-term derivative instruments	(54,307)	(221,226)
Less—Short-term asset retirement obligation	(1,000)	(1,000)

Current liabilities as adjusted	$119,673	$163,465

Current ratio for loan compliance	1.49	1.46

In October 2006, the Company entered into a Seventh Restated Credit Agreement, which is scheduled to mature on October 31, 2010. Availability under our Credit Agreement is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the banks may request a borrowing base redetermination once every six months. Effective May 14, 2008, the borrowing base was adjusted to $600.0 million. Interest is paid at least every three months on $447.0 million based upon LIBOR, as defined in the Credit Agreement as of December 31, 2007 (effective rate of 7.163%) and on $489.0 million based upon LIBOR as of June 30, 2008 (effective rate of 5.585%). The credit line is collateralized by the Company’s oil and natural gas properties. The agreement has certain negative and affirmative covenants that require, among other things, maintaining financial covenants for current and debt service ratios and financial reporting.

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

Borrowings under our Credit Agreement are made, at our option, as either Eurodollar loans or Alternate Base Rate, or ABR, loans. At June 30, 2008, all of our borrowings were Eurodollar loans.

Interest on Eurodollar loans is computed at LIBOR, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in the agreement, plus a margin where the margin varies from 1.50% to 2.75% depending on the utilization percentage of the conforming borrowing base. At June 30, 2008, the LIBOR rate was 2.938%, the Statutory Reserve Rate multiplier was 100% and the applicable margin and commitment fee together were 2.647% resulting in an effective interest rate of 5.585% for Eurodollar borrowings. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.

Commitment fees of 0.25% to 0.50% accrue on the unused portion of the borrowing base amount, depending on the utilization percentage, and are included as a component of interest expense. We have the right to make prepayments of the borrowings at any time without penalty or premium.

Our Credit Agreement contains restrictive covenants that may limit our ability, among other things, to:

•	incur additional indebtedness;

•	create or incur additional liens on our oil and natural gas properties;

•	pay dividends in cash or other property, redeem our capital stock or prepay certain indebtedness;

•	make investments in or loans to others;

•	change our line of business;

•	enter into operating leases;

•	merge or consolidate with another person, or lease or sell all or substantially all of our assets;

•	sell, farm-out or otherwise transfer property containing proved reserves;

•	enter into transactions with affiliates;

•	issue preferred stock;

•	enter into negative pledge agreements or agreements restricting the ability of our subsidiaries to pay dividends;

•	enter into certain swap agreements; and

•	amend, modify or waive under our permitted bond documents (i) any covenants that would make the terms materially more onerous to us or (ii) certain other provisions.

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

We believe we were in compliance with all covenants under the Credit Agreement as of June 30, 2008.

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

Derivative instruments and fair value measurement. Certain of our oil and natural gas derivative contracts are designed to be treated as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended, (“SFAS 133”). This policy significantly impacts the timing of revenue or expense recognized from this activity, as our contracts are adjusted to their fair value at the end of each month. Pursuant to SFAS 133, the effective portion of the hedge gain or loss, meaning the portion of the change in the fair value of the contract that offsets the change in the expected future cash flows from our forecasted sales of production, is recognized in income when the hedged production is reported as revenue. We reflect this as an adjustment to our revenue in the “Loss from oil and gas hedging activities” line in our consolidated statements of operations. Until hedged production is reported in earnings and the contract settles, the effective portion of change in the fair value of the contract is reported in the “Accumulated other comprehensive loss” line item in stockholders’ equity. The ineffective portion of the hedge gain or loss is reported in the “Loss from oil and gas hedging activities” line item each period. Our derivative contracts that do not qualify for cash flow hedge treatment, or have not been designated as cash flow hedges, are marked to their period end market values and the change in the fair value of the contracts is included in the “Non-hedge derivative losses” line in our consolidated statements of operations. As a result, our reported earnings could include large non-cash fluctuations, particularly in volatile pricing environments.

We determine the fair value of our crude oil, natural gas, and basis swaps by reference to forward pricing curves for oil and natural gas futures contracts. The difference between the forward price curve and the contractual fixed price is discounted to the measurement date using a credit risk adjusted discount rate. In certain less liquid markets, forward prices are not as readily available. In these circumstances, swaps are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. These contracts are classified as Level 3 in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”). We have determined that the fair value methodology described above for the remainder of our swaps is consistent with observable market inputs and have categorized them as Level 2 in accordance with SFAS 157. We determine fair value for our oil and natural gas collars using the Black-Scholes valuation model, adjusted for credit risk. Due to unavailability of observable volatility data input for our collars, we have determined that all of our collars’ fair value measurements are categorized as Level 3 in accordance with SFAS No. 157.

Oil and natural gas properties.

•

Full cost accounting. We use the full cost method of accounting for our oil and natural gas properties. Under this method, all costs incurred in the exploration and development of oil and natural gas properties are capitalized into a cost center. These costs include drilling and equipping productive wells, dry hole costs, seismic costs and delay rentals. Capitalized costs also include salaries, employee benefits, consulting services and other expenses that directly relate to our exploration and development activities.

•

Proved oil and natural gas reserves quantities. Proved oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geologic and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. The estimates of proven reserves for a given reservoir may change significantly over time as a result of changing prices, operating cost, additional development activity and the actual operating performance. We continually make revisions to reserve estimates throughout the year as additional information becomes available.

•

Depreciation, depletion and amortization. The quantities of proved oil and natural gas reserves are a significant component of our calculation of depreciation, depletion and amortization expense and revisions in such estimates may alter the rate of future expense. The depreciation, depletion and amortization rate is determined using the units-of-production method based on estimates of proved oil and natural gas reserves and production, which are converted to a common unit of measure based on the relative energy content.

•

Full cost ceiling limitation. Under the full cost method, the net capitalized costs of oil and natural gas properties recorded on our balance sheet cannot exceed the estimated future net revenues discounted at 10% plus the lower of cost or fair market value of unevaluated properties. The ceiling calculation requires that prices and costs used to determine the estimated future net revenues are those in effect as of the last day of the quarter. If oil and natural gas prices decline or if we have downward revisions to our estimated reserve quantities, it is possible that write downs of our oil and natural gas properties could occur in the future.

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

•

Future development and abandonment costs. Our future development costs include costs to be incurred to obtain access to proved reserves such as drilling costs and the installation of production equipment. Future abandonment costs include costs to plug and abandon our oil and natural gas properties and related facilities. We develop estimates of these costs for each of our properties based on their location, type of facility, market demand for equipment and currently available procedures. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make numerous judgments. These judgements are subject to future revisions from changing technology and regulatory requirements. We review our assumptions and estimates of future development and future abandonment costs on a quarterly basis.

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, we record a liability for the discounted fair value of an asset retirement obligation in the period in which it is incurred, and the corresponding cost is capitalized by increasing the carrying value of the related asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset.

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

Income taxes. We provide for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are provided for the difference between the tax basis of assets and liabilities and the carrying amount in our financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is settled. Since our tax returns are filed after the financial statements are prepared, estimates are required in valuing tax assets and liabilities. We record adjustments to actual in the period we file our tax returns.

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

Oil and natural gas prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our Credit Agreement and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities.

Based on our six months ended June 30, 2008 production, our gross revenues from oil and natural gas sales would change approximately $1.0 million for each $0.10 change in natural gas prices and $1.8 million for each $1.00 change in oil prices.

To mitigate a portion of our exposure to fluctuations in commodity prices, we enter into commodity price swaps, costless collars, and basis protection swaps. For commodity price swaps, we receive a fixed price for the hedged commodity and pay a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

Collars contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, we receive the fixed price and pay the market price. If the market price is between the call and the put strike price, no payments are due from either party. Our collars have not been designated as hedges pursuant to SFAS 133. Therefore, the changes in fair value and settlement of these derivative contracts are recognized as non-hedge derivative gains (losses).

We use basis protection swaps to reduce basis risk. Basis is the difference between the physical commodity being hedged and the price of the futures contract used for hedging. Basis risk is the risk that an adverse change in the futures market will not be completely offset by an equal and opposite change in the cash price of the commodity being hedged. Basis risk exists in natural gas primarily due to the geographic price differentials between cash market locations and futures contract delivery locations. Natural gas basis protection swaps are arrangements that guarantee a price differential for gas from a specified delivery point. We receive a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.

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

Our outstanding oil and natural gas derivative instruments as of June 30, 2008 are summarized below:

	Crude Oil Swaps				Crude Oil Collars
	Hedge		Non-hedge		Non-hedge
	Volume MBbl	Weighted average fixed price to be received	Volume MBbl	Weighted average fixed price to be received	Volume MBbl	Weighted average range to be received	Percent of PDP production(1)
3Q 2008	595	$69.89	60	$67.64	60	$110.00 –$160.43	88.7%
4Q 2008	565	70.42	74	67.41	60	110.00 – 160.43	89.6%
1Q 2009	510	70.42	111	67.15	60	110.00 – 164.28	90.1%
2Q 2009	492	69.47	90	66.94	60	110.00 – 164.28	87.3%
3Q 2009	480	68.81	90	66.57	60	110.00 – 164.28	90.7%
4Q 2009	471	68.25	90	66.18	60	110.00 – 164.28	91.5%
1Q 2010	420	67.40	102	65.80	60	110.00 – 168.55	87.8%
2Q 2010	420	67.10	90	65.47	60	110.00 – 168.55	88.2%
3Q 2010	408	66.43	90	65.10	60	110.00 – 168.55	88.3%
4Q 2010	402	65.95	90	64.75	60	110.00 – 168.55	89.0%
1Q 2011	309	64.40	99	64.24	51	110.00 – 152.71	77.0%
2Q 2011	309	64.06	90	63.93	51	110.00 – 152.71	77.1%
3Q 2011	309	63.71	90	63.61	51	110.00 – 152.71	78.9%
4Q 2011	309	63.33	90	63.30	51	110.00 – 152.71	80.5%

	5,999		1,256		804

	Natural Gas Swaps		Natural Gas Collars
	Hedge		Non-hedge		Percent of PDP production(1)
	Volume MMBtu	Weighted average fixed price to be received	Volume MMBtu	Weighted average range to be received
3Q 2008	3,810	$7.95	—	—	76.4%
4Q 2008	3,670	8.28	200	$10.00 – $17.28	82.6%
1Q 2009	1,200	9.16	990	10.00 – 13.85	49.4%
2Q 2009	1,140	8.08	990	10.00 – 13.85	50.2%
3Q 2009	1,140	8.20	990	10.00 – 13.85	53.6%
4Q 2009	1,050	8.62	990	10.00 – 13.85	53.3%
1Q 2010	—	—	840	10.00 – 11.53	22.8%
2Q 2010	—	—	840	10.00 – 11.53	23.6%
3Q 2010	—	—	840	10.00 – 11.53	24.3%
4Q 2010	—	—	840	10.00 – 11.53	25.0%

	12,010		7,520

	Natural Gas basis protection swaps
	Non-hedge
	Volume MMBtu	Weighted average fixed price to be paid
3Q 2008	2,220	$0.81
4Q 2008	2,120	0.90
1Q 2009	2,070	0.92
2Q 2009	540	0.82

	6,950

(1)	Based on our most recent internally estimated PDP production for such periods.

Subsequent to June 30, 2008, we entered into additional crude oil swaps and costless collars for 2,105 MBbl and 1,042 MBbl, respectively, for the periods of January 2012 through December 2013. The weighted average price of the swaps is $124.54, and the weighted average price range of the collars is $100.00 - $134.53.

Interest rates. All of the outstanding borrowings under our Credit Agreement as of June 30, 2008 are subject to market rates of interest as determined from time to time by the banks. We may designate borrowings under our Credit Agreement as either ABR loans or Eurodollar loans. ABR loans bear interest at a fluctuating rate that is linked to the discount rate established by the Federal Reserve Board. Eurodollar loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $600.0 million, equal to our borrowing base, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $6.0 million.

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

Pursuant to the securities purchase agreement dated as of September 16, 2006, as amended, relating to the acquisition of Calumet, we recorded a receivable of approximately $14.4 million due from the sellers related to the post-closing purchase price adjustment for working capital. On August 9, 2007, we received a communication from the sellers disputing the calculation of the purchase price adjustment. We believe the value of the receivable was calculated in accordance with the securities purchase agreement and intend to diligently defend our position. Pretrial discovery is ongoing. On September 13, 2007, we filed a petition in the District Court of Tulsa County, State of Oklahoma, against John Milton Graves Trust u/t/a 6/11/2004, et al, seeking a declaratory judgment confirming this position. Written and documentary discovery is ongoing and deposition testimony should commence in August 2008. As of June 30, 2008, the recorded receivable was approximately $14.4 million and was recorded in other assets on the consolidated balance sheet.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1*	Agreement and Plan of Merger among the Company, Chaparral Exploration, L.L.C. and Edge Petroleum Corporation, dated July 14, 2008 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 15, 2008)

3.1*	Amended and Restated Certificate of Incorporation of Chaparral Energy, Inc., dated as of September 26, 2006. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2006)

3.2*	Amended and Restated Bylaws of the Company, dated as of September 26, 2006. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2006)

4.1*	Form of 8 1/2% Senior Note due 2015 (included in Exhibit 4.2). (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.2*	Indenture, dated as of December 1, 2005, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.3*	First Supplemental Indenture, dated as of August 24, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on August 28, 2006)

4.4*	Second Supplemental Indenture, dated as of October 31, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on November 6, 2006)

4.5*	Third Supplemental Indenture, dated as of July 30, 2007 and effective as of April 16, 2007, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-145128), filed on August 3, 2007)

4.6*	Indenture dated January 18, 2007, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.7*	Form of 8 7/8 % Senior Note due 2017 (included in Exhibit 4.6). (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.8*	First Supplemental Indenture, dated as of July 30, 2007 and effective as of April 16, 2007, to Indenture dated as of January 18, 2007 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-145128), filed on August 3, 2007)

10.7	First Amended and Restated Phantom Stock Plan dated January 1, 2007

10.15	Stock Purchase Agreement, dated as of July 14, 2008, by and between the Company and Magnetar Financial LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on July 15, 2008)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPARRAL ENERGY, INC.

By:	/s/ Mark A. Fischer
Name:	Mark A. Fischer
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joseph O. Evans
Name:	Joseph O. Evans
Title:	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)

Date: August 14, 2008

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Agreement and Plan of Merger among the Company, Chaparral Exploration, L.L.C. and Edge Petroleum Corporation, dated July 14, 2008 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 15, 2008)

3.1*	Amended and Restated Certificate of Incorporation of Chaparral Energy, Inc., dated as of September 26, 2006. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2006)

3.2*	Amended and Restated Bylaws of the Company, dated as of September 26, 2006. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2006)

4.1*	Form of 8 1/2% Senior Note due 2015 (included in Exhibit 4.2). (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.2*	Indenture, dated as of December 1, 2005, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.3*	First Supplemental Indenture, dated as of August 24, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on August 28, 2006)

4.4*	Second Supplemental Indenture, dated as of October 31, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on November 6, 2006)

4.5*	Third Supplemental Indenture, dated as of July 30, 2007 and effective as of April 16, 2007, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-145128), filed on August 3, 2007)

4.6*	Indenture dated January 18, 2007, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.7*	Form of 8 7/8% Senior Note due 2017 (included in Exhibit 4.6). (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.8*	First Supplemental Indenture, dated as of July 30, 2007 and effective as of April 16, 2007, to Indenture dated as of January 18, 2007 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-145128), filed on August 3, 2007)

10.7	First Amended and Restated Phantom Stock Plan dated January 1, 2007

10.15	Stock Purchase Agreement, dated as of July 14, 2008, by and between the Company and Magnetar Financial LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on July 15, 2008)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference