Form 10-Q
period 2009-03-31
Chaparral Energy, Inc.
filed 2009-05-15
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☒            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

877,000 shares of the registrant’s Common Stock were outstanding as of May 14, 2009.

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

Forward-looking statements may relate to various financial and operational matters, including, among other things:

•	fluctuations in demand or the prices received for our oil and gas;

•	the amount, nature and timing of capital expenditures;

•	drilling of wells;

•	competition and government regulations;

•	timing and amount of future production of oil and gas;

•	costs of exploiting and developing our properties and conducting other operations, in the aggregate and on a per unit equivalent basis;

•	increases in proved reserves;

•	operating costs and other expenses;

•	cash flow and anticipated liquidity;

•	estimates of proved reserves;

•	exploitation or property acquisitions;

•	marketing of oil and gas; and

•	general economic conditions and the other risks and uncertainties discussed in this report.

Undue reliance should not be placed on forward-looking statements, which speak only as of the date of this report. Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GLOSSARY OF OIL AND GAS TERMS

The terms defined in this section are used throughout this Form 10-Q

•	Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil, condensate or natural gas liquids.

•	BBtu. One billion British thermal units.

•	Bcf. One billion cubic feet of natural gas.

•	Bcfe. One billion cubic feet of natural gas equivalent using the ratio of one barrel of crude oil, condensate or natural gas liquids to 6 Mcf of natural gas.

•	Btu. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

•	Enhanced oil recovery (EOR). The use of any improved recovery method, including injection of CO2 or polymer, to remove additional oil after secondary recovery.

•	MBbl. One thousand barrels of crude oil, condensate, or natural gas liquids.

•	Mcf. One thousand cubic feet of natural gas.

•	Mcfe. One thousand cubic feet of natural gas equivalents.

•	MMBbl. One million barrels of crude oil, condensate, or natural gas liquids.

•	MMcf. One million cubic feet of natural gas.

•	MMcfe. One million cubic feet of natural gas equivalents.

•	NYMEX. The New York Mercantile Exchange.

•	PDP. Proved developed producing.

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

•	Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets

(Dollars in thousands, except per share data)	December 31, 2008	March 31, 2009 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,112	$62,513
Accounts receivable, net	69,562	52,610
Production tax benefit	13,685	2,707
Inventories	27,143	25,613
Prepaid expenses	4,449	3,398
Derivative instruments	51,412	70,262

Total current assets	218,363	217,103
Property and equipment—at cost, net	72,891	71,169
Oil & gas properties, using the full cost method:
Proved	1,751,096	1,796,882
Unproved (excluded from the amortization base)	16,865	16,591
Work in progress (excluded from the amortization base)	31,893	26,346
Accumulated depreciation, depletion, amortization and impairment	(573,233)	(841,362)

Total oil & gas properties	1,226,621	998,457
Funds held in escrow	2,350	1,964
Derivative instruments	157,720	160,932
Deferred income taxes	—	49,502
Other assets	34,891	26,650

	$1,712,836	$1,525,777

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$92,777	$81,368
Accrued payroll and benefits payable	9,215	8,921
Accrued interest payable	15,408	14,172
Revenue distribution payable	19,827	17,995
Current maturities of long-term debt and capital leases	6,200	5,788
Deferred income taxes	19,696	26,917

Total current liabilities	163,123	155,161
Long-term debt and capital leases, less current maturities	617,714	616,390
Senior notes, net	647,675	647,724
Derivative instruments	3,388	2,527
Deferred compensation	762	460
Asset retirement obligations	33,075	34,062
Deferred income taxes	42,699	—
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 3,000,000 shares authorized; 877,000 shares issued and outstanding as of December 31, 2008 and March 31, 2009, respectively	9	9
Additional paid in capital	100,918	100,918
Retained earnings (accumulated deficit)	21,340	(103,484)
Accumulated other comprehensive income, net of taxes	82,133	72,010

	204,400	69,453

	$1,712,836	$1,525,777

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of operations

	Three months ended March 31,
(Dollars in thousands, except per share data)	2008 (unaudited)	2009 (unaudited)
Revenues:
Oil and gas sales	$121,028	$53,867
Gain (loss) from oil and gas hedging activities	(31,125)	15,503
Service company sales	7,821	4,920

Total revenues	97,724	74,290
Costs and expenses:
Lease operating	27,616	27,503
Production taxes	7,915	3,860
Depreciation, depletion and amortization	23,698	30,127
Loss on impairment of oil & gas properties	—	240,790
Litigation settlement	—	2,928
General and administrative	6,252	6,368
Service company expenses	7,368	4,774

Total costs and expenses	72,849	316,350

Operating income (loss)	24,875	(242,060)
Non-operating income (expense):
Interest expense	(21,520)	(22,464)
Non-hedge derivative gains (losses)	(8,682)	50,327
Other income	485	10,967

Net non-operating income (expense)	(29,717)	38,830

Loss before income taxes	(4,842)	(203,230)
Income tax benefit	(1,875)	(78,406)

Net loss	$(2,967)	$(124,824)

Net loss per share:
Net loss per share (basic and diluted)	$(3.38)	$(142.33)
Weighted average number of shares used in calculation of basic and diluted net loss per share	877,000	877,000

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows

	Three months ended March 31,
(Dollars in thousands)	2008 (unaudited)	2009 (unaudited)
Cash flows from operating activities
Net loss	$(2,967)	$(124,824)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion & amortization	23,698	30,127
Service company depreciation, depletion & amortization	194	316
Loss on impairment of oil & gas properties	—	240,790
Litigation settlement	—	2,928
Deferred income taxes	(1,875)	(78,406)
(Gain) loss from hedge ineffectiveness and reclassification adjustments	14,862	(10,872)
Change in fair value of derivative instruments	8,682	(50,327)
Other	370	478
Change in assets and liabilities
Accounts receivable	(7,778)	28,885
Inventories	(635)	1,471
Prepaid expenses and other assets	2,435	1,595
Accounts payable and accrued liabilities	8,115	14,007
Revenue distribution payable	(549)	(1,833)
Deferred compensation	287	156

Net cash provided by operating activities	44,839	54,491
Cash flows from investing activities
Purchase of property and equipment and oil and gas properties	(67,248)	(64,616)
Proceeds from dispositions of property and equipment and oil and gas properties	15	295
Settlement of non-hedge derivative instruments	(2,556)	21,579
Other	(9)	387

Net cash used in investing activities	(69,798)	(42,355)
Cash flows from financing activities
Proceeds from long-term debt	24,590	—
Repayment of long-term debt	(949)	(1,677)
Principal payments under capital lease obligations	(43)	(58)
Settlement of derivative instruments acquired	65	—

Net cash provided by (used in) financing activities	23,663	(1,735)

Net increase (decrease) in cash and cash equivalents	(1,296)	10,401
Cash and cash equivalents at beginning of period	11,687	52,112

Cash and cash equivalents at end of period	$10,391	$62,513

Supplemental cash flow information
Cash paid during the period for:
Interest, net of capitalized interest	$21,461	$22,854
Income taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows—(Continued)

Supplemental disclosure of investing and financing activities

During the three months ended March 31, 2008, oil and gas property additions of $1,007 were recorded as increases to accounts payable and accrued expenses. During the three months ended March 31, 2009, oil and gas property additions of $24,115 previously included in accounts payable and accrued expenses were settled and are reflected in cash used in investing activities.

During the three months ended March 31, 2008 and 2009, the Company recorded an asset and related liability of $98 and $286, respectively, associated with the asset retirement obligation on the acquisition and/or development of oil and gas properties.

Interest of $346 and $202 was capitalized during the three months ended March 31, 2008 and 2009, respectively, primarily related to unproved oil and gas leaseholds.

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

Interim financial statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the financial information and disclosures required by GAAP. The financial information as of March 31, 2009 and for the three months ended March 31, 2008 and 2009 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2009.

The consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

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

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of March 31, 2009, cash and funds held in escrow with a recorded balance totaling $58,917 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.

Fair value measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. This statement is effective for fiscal years and interim periods beginning after November 15, 2007.

We elected to implement this Statement with the one-year deferral permitted by FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). We adopted the provisions of SFAS 157 for our financial assets and financial liabilities measured at fair value on January 1, 2008. We adopted the provisions of SFAS 157 for our nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis on January 1, 2009. The implementation of SFAS 157 did not cause a change in the method of calculating fair value of assets or liabilities, with the exception of incorporating the impact of nonperformance risk on derivative instruments. The primary impact from adoption was additional disclosures.

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

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Level 2 inputs include adjusted quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Fair value assets and liabilities included in this category are derivatives with fair values based on published forward commodity price curves and other observable inputs. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Assets recognized at fair value and included in this category are certain financial derivatives and additions to our asset retirement obligations.

In April 2009, the FASB issued three FSPs to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance in accounting for and presenting impairment losses on securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of these FSPs for the period ending March 31, 2009. The adoption of these FSPs resulted in additional disclosures, but did not have an impact on our financial position or results of operations.

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

Accounts receivable

Accounts receivable consisted of the following at December 31, 2008 and March 31, 2009:

	December 31, 2008	March 31, 2009
Joint interests	$21,136	$16,379
Accrued oil and gas sales	27,432	21,805
Service company sales	5,912	3,352
Hedge settlements	15,315	11,466
Other	654	464
Allowance for doubtful accounts	(887)	(856)

	$69,562	$52,610

Inventories

Inventories are comprised of equipment used in developing oil and gas properties, oil and gas production inventories, and equipment for resale. Equipment inventory and inventory for resale are carried at the lower of cost or market using the average cost method. Oil and gas product inventories are stated at the lower of production cost or market. The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory, if necessary. Inventories at December 31, 2008 and March 31, 2009 consisted of the following:

	December 31, 2008	March 31, 2009
Equipment inventory	$10,484	$9,505
Oil and gas product	3,467	3,376
Service company inventory for resale	15,904	15,467
Inventory valuation allowance	(2,712)	(2,735)

	$27,143	$25,613

Oil and gas properties

We use the full cost method of accounting for oil and gas properties and activities. Accordingly, we capitalize all costs incurred in connection with the exploration for and development of oil and gas reserves. Proceeds from the disposition of oil and gas properties are accounted for as a reduction in capitalized costs, with no gain or loss generally recognized unless such dispositions involve a significant alteration in the depletion rate. We capitalize internal costs that can be directly identified with exploration and development activities, but do not include any costs related to production, general corporate overhead or similar activities. Capitalized costs include geological and geophysical work, 3D seismic, delay rentals, drilling and completing and equipping oil and gas wells, including salaries, benefits and other internal costs directly attributable to these activities.

In accordance with the full cost method of accounting, the net capitalized costs of oil and gas properties are not to exceed their related estimated future net revenues discounted at 10% (“PV-10 value”), as adjusted for our cash flow hedge positions and net of tax considerations, plus the lower of cost or estimated fair value of unproved properties. During the first quarter of 2009, gas prices declined significantly as compared to the December 31, 2008 spot price of $5.62 per Mcf. Based on March 31, 2009 spot prices of $49.66 per Bbl of oil and $3.63 per Mcf of gas, the internally estimated PV-10 value of our reserves declined by 13.5% compared to the PV-10 value at December 31, 2008. As a result, we recorded a ceiling test impairment of oil and gas properties of $240,790 during the first quarter of 2009. The effect of derivative contracts accounted for as cash flow hedges, based on the March 31, 2009 spot prices, increased the full cost ceiling by $169,013, thereby reducing the ceiling test write down by the same amount. The qualifying cash flow hedges as of March 31, 2009, which consisted of commodity price swaps, covered 6,382 MBbls of oil production for the period from April 2009 through December 2013. See Note 2 for a further discussion of hedging activity.

A decline in oil and gas prices subsequent to March 31, 2009 could result in additional ceiling test write downs in the second quarter of 2009 or in subsequent periods. The amount of any future impairment is difficult to predict, and will depend on the oil and gas prices at the end of each period, the incremental proved reserves added during each period, and additional capital spent.

Production tax benefit asset

During 2006, we purchased interests in two venture capital limited liability companies resulting in a total investment of $15,000. Our expected return on the investment will be the receipt of $2 of Oklahoma tax credits for every $1 invested to be recouped from our Oklahoma production taxes. The investments are accounted for as a production tax benefit asset and are netted against tax credits realized in other income using the effective yield method over the expected recovery period. As of December 31, 2008 and March 31, 2009, the carrying value of the production tax benefit asset was $13,685 and $2,707, respectively. Of the $730 approved for payment during the first quarter of 2008, $365 was recognized as income and $365 as a reduction of the asset. Of the $21,720 approved for payment during the first quarter of 2009, $10,860 was recognized in other income and $10,860 as a reduction of the asset. Subsequent to March 31, 2009, we have received an additional $119 of proceeds from the tax benefit asset.

Funds held in escrow

We have funds held in escrow that are restricted as to withdrawal or usage. The restricted amounts consisted of the following:

	December 31, 2008	March 31, 2009
Escrow from acquisitions	$692	$301
Plugging and abandonment escrow	1,658	1,663

	$2,350	$1,964

We are entitled to make quarterly withdrawals from the plugging escrow account equal to one-half of the interest earnings for the period and as reimbursement for actual plugging and abandonment expenses incurred on the North Burbank field which was included in the Calumet acquisition, provided that written documentation has been provided. The balance is not intended to reflect our total future financial obligation for the plugging and abandonment of these wells.

Impairment of long-lived assets

Impairment losses are recorded on property and equipment used in operations and other long lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impairment is measured based on the excess of the carrying amount over the fair value of the asset.

Asset retirement obligations

We account for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of oil and gas properties. The accretion of the asset retirement obligations is included in depreciation, depletion and amortization on the consolidated statements of operations. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, and well life, all of which are Level 3 inputs according to the SFAS 157 fair value hierarchy. These estimates may change based upon future inflation rates and changes in statutory remediation rules.

Deferred income taxes

Deferred income taxes are provided for significant carryforwards and temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years. Deferred income tax assets or liabilities are determined by applying the presently enacted tax rates and laws. We record a valuation allowance for the amount of net deferred tax assets when, in management’s opinion, it is more likely than not that such assets will not be realized.

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). If applicable, we would report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return, and would recognize interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2008 and March 31, 2009, we have not recorded a liability or accrued interest related to uncertain tax positions.

The tax years 1998 through 2009 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Recently issued accounting standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions that occur in an entity’s fiscal year that begins after December 15, 2008. We adopted the provisions of SFAS 141(R) effective January 1, 2009. This statement will apply prospectively to future business combinations, and did not have an effect on our reported financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 addresses concerns that the existing disclosure requirements in SFAS 133 do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted the disclosure requirements of SFAS 161 beginning January 1, 2009. The adoption of this statement did not have an impact on our financial position or results of operations.

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

As part of the Calumet acquisition, we assumed the existing Calumet swaps on October 31, 2006 and designated these as cash flow hedges. In accordance with SFAS No. 141, Business Combinations, these derivative positions were recorded at fair value in the purchase price allocation as a liability of $838. Because of this accounting treatment, only cash settlements for changes in fair value subsequent to the acquisition date for the derivative positions assumed result in adjustments to our oil and gas revenues upon settlement. For example, if the fair value of the derivative positions assumed does not change, then upon the sale of the underlying production and corresponding settlement of the derivative positions, cash would be paid to the counterparties and there would be no adjustment to oil and gas revenues related to the derivative positions. If, however, the actual sales price is different from the price assumed in the original fair value calculation, the difference would be reflected as either a decrease or increase in oil and gas revenues, depending upon whether the sales price was higher or lower, respectively, than the price assumed in the original fair value calculation.

Pursuant to SFAS 133, the change in fair value of the acquired cash flow hedges from the date of acquisition is recorded as a component of accumulated other comprehensive income. In addition, the hedge instruments are deemed to contain a significant financing element, and all cash flows associated with these positions are reported as a financing activity in the consolidated statement of cash flows for the periods in which settlement occurs. All of these positions were settled as of December 31, 2008.

Our outstanding oil and gas derivative instruments as of March 31, 2009 are summarized below:

	Oil Derivatives
	Swaps		Collars
	Volume MBbl	Weighted average fixed price to be received	Volume MBbl	Weighted average fixed price to be received
2009	1,571	$ 66.04	150	$110.00 - $165.25
2010	2,022	66.47	240	110.00 - 168.55
2011	1,605	63.86	204	110.00 - 152.71
2012	1,092	124.63	612	100.00 - 135.25
2013	1,013	124.45	430	100.00 - 133.50

	7,303		1,636

	Gas Derivatives				Natural Gas Basis Protection Swaps
	Swaps		Collars
	Volume BBtu	Weighted average fixed price to be received	Volume BBtu	Weighted average range to be received	Volume BBtu	Weighted average fixed price to be paid
2009	6,040	$ 7.67	2,580	$10.00 - $13.90	14,220	$ 0.91
2010	12,600	7.43	3,360	10.00 - 11.53	11,300	0.87
2011	9,600	7.42	—		2,550	0.82

	28,240		5,940		28,070

All derivative financial instruments are recorded on the balance sheet at fair value. The fair value of swaps is generally determined based on the difference between the fixed contract price and the underlying published forward market price. The fair value of collars is determined using an option pricing model which takes into account market volatility, market prices, and contract parameters. Derivative instruments are discounted using a rate that incorporates our nonperformance risk for derivative liabilities, and our counterparties’ credit risk for derivative assets. Our derivative contracts have been executed with the institutions that are parties to our revolving credit facility. We believe the credit risks associated with all of these institutions are acceptable. None of our derivative contracts have margin requirements, collateral provisions, or other credit-risk-related contingent features that would require funding prior to the scheduled cash settlement date.

The estimated fair values of derivative instruments are provided below. The carrying amounts of these instruments are equal to the estimated fair values.

	As of December 31, 2008			As of March 31, 2009
	Assets	Liabilities	Net Value	Assets	Liabilities	Net Value
Derivatives designated as cash flow hedges:
Oil swaps	$116,311	$(5,631)	$110,680	$108,965	$(4,110)	$104,855
Derivatives not designated as hedging instruments:
Gas swaps	14,043	(731)	13,312	42,554	—	42,554
Oil swaps	2,424	(1,688)	736	2,655	(1,250)	1,405
Gas collars	21,682	—	21,682	27,382	—	27,382
Oil collars	57,716	—	57,716	55,179	—	55,179
Natural gas basis differential swaps	2,093	(475)	1,618	100	(2,808)	(2,708)

Total non-hedge instruments	97,958	(2,894)	95,064	127,870	(4,058)	123,812

Total derivative instruments	214,269	(8,525)	205,744	236,835	(8,168)	228,667
Less:
Netting adjustments (1)	5,137	(5,137)	—	5,641	(5,641)	—
Current portion asset (liability)	51,412	—	51,412	70,262	—	70,262

	$157,720	$(3,388)	$154,332	$160,932	$(2,527)	$158,405

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to net settle positive and negative positions with the same counterparties.

Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive income (“AOCI”), which is later transferred to earnings when the hedged transaction occurs. The ineffective portion is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged, and is included in gain (loss) from oil and gas hedging activities in the consolidated statements of operations. If it is probable the oil or gas sales which are hedged will not occur, hedge accounting is discontinued and the gain or loss reported in AOCI is immediately reclassified into income. If a derivative which qualified for cash flow hedge accounting ceases to be highly effective, or is liquidated or sold prior to maturity, hedge accounting is discontinued. The gain or loss associated with the discontinued hedges remains in AOCI and is reclassified into income as the hedged transactions occur.

Gains and losses associated with cash flow hedges are summarized below.

	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI in Income (Effective Portion) (1)		Amount of Gain (Loss) Recognized in Income (Ineffective Portion) (1)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2008	2009	2008	2009	2008	2009
	(dollars in thousands)		(dollars in thousands)		(dollars in thousands)
Oil Swaps	$(47,024)	$(1,500)	$(15,650)	$12,311	$(2,652)	$305
Gas Swaps	(19,863)	—	850	2,887	(13,673)	—
Income Taxes	25,876	591	5,726	(5,984)	—	—

Total	$(41,011)	$(909)	$(9,074)	$9,214	$(16,325)	$305

(1)	Included in gain (loss) from oil and gas hedging activities in the consolidated statements of operations.

During the fourth quarter of 2008, we determined that our gas swaps are no longer expected to be highly effective, primarily due to the increased volatility in the basis differentials between the contract price and the indexed price at the point of sale. As a result, we discontinued hedge accounting and applied mark-to-market accounting treatment to all outstanding gas swaps. The change in fair value related to these instruments, after hedge accounting was discontinued, is recorded immediately in non-hedge derivative gains (losses) in the consolidated statements of operations. In the past, a portion of the change in fair value would have been deferred through other comprehensive income and the ineffective portion would have been included in gain (loss) from oil and gas hedging activities.

In addition, during the fourth quarter of 2008, we early settled oil and gas swaps and collars with original settlement dates from January through June of 2009 for proceeds of $32,589. During the first quarter of 2009, we early settled additional gas swaps with original settlement dates from May through October of 2009 for proceeds of $9,522. Certain swaps that were early settled had previously been accounted for as cash flow hedges. As of December 31, 2008 and March 31, 2009, accumulated other comprehensive income included $23,662 and $12,390, respectively, of deferred gains related to discontinued cash flow hedges that will be recognized as a gain from oil and gas hedging activities when the hedged production is sold. No oil and gas derivatives were early settled in the first quarter of 2008.

During the first quarter of 2009, gains of $8,385 and $2,887, respectively, were reclassified into earnings as a result of the discontinuance of hedge accounting treatment for certain oil and gas swaps. There were no gains or losses associated with the discontinuance of hedge accounting treatment during the first quarter of 2008. Gain (loss) from oil and gas hedging activities, which is a component of total revenues in the consolidated statements of operations, is comprised of the following:

	March 31, 2008	March 31, 2009
Oil Derivatives
Reclassification adjustment for hedge gains (losses) included in net loss	$(15,650)	$12,311
Gain (loss) on ineffective portion of derivatives qualifying for hedge accounting	(2,652)	305
Gas Derivatives
Reclassification adjustment for hedge gains (losses) included in net loss	850	2,887
Loss on ineffective portion of derivatives qualifying for hedge accounting	(13,673)	—

Total	$(31,125)	$15,503

Based upon market prices at March 31, 2009 and assuming no future change in the market, we expect to reclassify $17,670 of the balance in accumulated other comprehensive income to income during the next 12 months when the forecasted transactions actually occur. All forecasted transactions hedged as of March 31, 2009 are expected to be settled by December 2013.

The changes in fair value and settlement of derivative contracts that do not qualify as hedges in accordance with SFAS 133 are recognized as non-hedge derivative gains (losses). All non-hedge derivative contracts outstanding at March 31, 2009 are expected to be settled by December 2013. Non-hedge derivative gains (losses) in the consolidated statements of operations are comprised of the following:

	March 31, 2008	March 31, 2009
Change in fair value of non-qualified commodity price swaps	$(7,822)	$29,912
Change in fair value of non-designated costless collars	—	3,162
Change in fair value of natural gas basis differential contracts	1,696	(4,326)
Receipts from (payments on) settlement of non-qualified commodity price swaps	(1,826)	14,730
Receipts from (payments on) settlement of non-designated costless collars	—	5,078
Receipts from (payments on) settlement of natural gas basis differential contracts	(730)	1,771

	$(8,682)	$50,327

Hedge settlement receivables of $15,315 and $11,466 were included in accounts receivable at December 31, 2008 and March 31, 2009, respectively. There were no hedge settlement payments included in accounts payable and accrued liabilities at December 31, 2008 and March 31, 2009.

We have no Level 1 assets or liabilities as of March 31, 2009. Our derivative contracts classified as Level 2 are valued using quotations provided by price index developers such as Platts and Oil Price Information Service. In certain less liquid markets, forward prices are not as readily available. In these circumstances, commodity swaps are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. These contracts are classified as Level 3. Due to unavailability of observable volatility data input, the fair value measurement of all our collars has been categorized as Level 3.

The fair value hierarchy for our financial assets and liabilities as of December 31, 2008 and March 31, 2009 accounted for at fair value on a recurring basis is shown by the following tables.

	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Assets (Liabilities) as of December 31, 2008
Derivative assets	$134,666	$79,603	$(5,137)	$209,132
Derivative liabilities	(8,525)	—	5,137	(3,388)

Total derivative assets (liabilities)	$126,141	$79,603	$—	$205,744

	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Assets (Liabilities) as of March 31, 2009
Derivative assets	$154,274	$82,561	$(5,641)	$231,194
Derivative liabilities	(8,168)	—	5,641	(2,527)

Total derivative assets (liabilities)	$146,106	$82,561	$—	$228,667

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to net settle positive and negative positions with the same counterparties.

Changes in the fair value of net commodity derivatives classified as Level 3 in the fair value hierarchy at March 31, 2009, were:

Three months ended March 31, 2009	Net Derivative Assets
Beginning balance	$79,603
Total realized and unrealized gains included in non-hedge derivative gains (losses)	8,325
Purchases, issuances, and settlements	(5,367)

Ending balance	$82,561

The amount of total gains for the period included in non-hedge derivative gains (losses) attributable to the change in unrealized gains relating to assets still held at the reporting date	$7,557

Fair value of financial instruments

The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value for long-term debt at December 31, 2008 and March 31, 2009 approximates fair value because substantially all debt carries variable market rates. Based on market prices, at December 31, 2008, the fair value of the 8 1/2% Senior Notes and 8 7/8% Senior Notes were $73,125 and $73,125, respectively. Based on market prices, at March 31, 2009, the fair value of the 8 1/2% Senior Notes and 8 7/8% Senior Notes were $108,875 and $108,875, respectively.

Fair value amounts have been estimated using available market information. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Note 3: Asset retirement obligations

The following table provides a summary of our asset retirement obligations for March 31, 2009.

Three Months Ended March 31, 2009
Beginning balance	$33,375
Liabilities incurred in current period	286
Liabilities settled in current period	—
Accretion expense	701

$34,362
Less current portion	300

$34,062

Note 4: Long-term debt

Long-term debt at December 31, 2008 and March 31, 2009 consisted of the following:

	December 31, 2008	March 31, 2009
Revolving credit line with banks	$594,000	$594,000
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 5.50% to 7.283%, due February 2011 through January 2029; collateralized by real property	15,246	15,202
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 4.594% to 9.658%, due April 2009 through November 2013; collateralized by automobiles, machinery and equipment	14,142	12,509

	623,388	621,711
Less current maturities	5,965	5,542

	$617,423	$616,169

In October 2006, we entered into a Seventh Restated Credit Agreement, which is scheduled to mature on October 31, 2010 and is collateralized by our oil and gas properties. Availability under our credit agreement is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once every six months. The borrowing base, which was redetermined effective December 24, 2008, is $600,000 as of March 31, 2009.

Interest was paid at least every three months during 2008 and 2009. The effective rate of interest on the entire outstanding balance was 5.299% and 5.217% as of December 31, 2008 and March 31, 2009, respectively, and was based upon LIBOR.

The Credit Agreement has certain negative and affirmative covenants that require, among other things, maintaining financial covenants for current and debt service ratios and financial reporting. The Credit Agreement, as amended effective May 11, 2007, requires us to maintain a Consolidated Senior Total Debt to Consolidated EBITDAX ratio, as defined in our Credit Agreement, of not greater than 2.50 to 1.0 for the four consecutive fiscal quarters ending on March 31, 2008 and for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarter thereafter. For purposes of the amended ratio, Consolidated Senior Total Debt consists of all outstanding loans under the Credit Agreement, letters of credit and all obligations under capital leases, as defined in the First Amendment to our Credit Agreement.

We believe we were in compliance with all covenants under the Credit Agreement as of March 31, 2009.

The Credit Agreement also specifies events of default, including non-payment, breach of warranty, non-performance of financial covenants, default on other indebtedness, certain adverse judgments, and change of control, among others. In addition, bankruptcy and insolvency events with respect to us or certain of our subsidiaries will result in an automatic acceleration of the indebtedness under the Credit Agreement. An acceleration of our indebtedness under the Credit Agreement could in turn result in an event of default under the indentures for our Senior Notes, which in turn could result in the acceleration of the Senior Notes.

Our Credit Agreement is scheduled to mature on October 31, 2010. If we are not able to extend the maturity of our Credit Agreement before October 31, 2009, the entire balance then outstanding would be classified as a current liability. Borrowings under our Credit Agreement are excluded from the definition of current liabilities. We do not expect current classification of the borrowings to impact our current ratio as calculated for loan compliance.

Based on our borrowings under our Credit Agreement of $594,000, to meet our required Consolidated Senior Total Debt to Consolidated EBITDAX ratio, we will be required to achieve Consolidated EBITDAX, as defined in our Credit Agreement, of approximately $240,000 for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarters during the year ended December 31, 2009. We had Consolidated EBITDAX of approximately $53,800 for the quarter ended March 31, 2009. Due to the significant decline in oil and gas prices, we may not generate the required $240,000 of Consolidated EBITDAX in 2009. If we are not able to modify the referenced ratio or otherwise increase Consolidated EBITDAX, such as through the early settlement of additional derivatives, we would not meet the covenants under our Credit Agreement, which, unless waived by our lenders, would constitute an event of default under the Credit Agreement.

If our borrowing base amount is reduced by the banks, or if we expect to be unable to meet our required Current Ratio, or our required Consolidated Senior Total Debt to Consolidated EBITDAX ratio, we could reduce our debt amount by early settling additional derivative contracts, selling oil and gas assets, selling non-oil and gas assets, or raising equity. There is no assurance, however, that we will be able to sell our assets or equity at commercially reasonable terms or that any sales would generate enough cash to adequately reduce the borrowing base, or that we will be able to meet our future obligations to the banks.

As part of the current redetermination process, we have requested that the lenders:

•	reaffirm the existing $600,000 borrowing base;

•

approve monetization of select 2012 and 2013 oil derivatives currently used in determining the borrowing base, with the borrowing base being reduced dollar for dollar by 85% of the net realized proceeds received from the monetization of such derivatives;

•

approve the use of proceeds from non-borrowing base asset sales, incremental equity sales, and/or excess proceeds from derivative monetizations to buy back our existing bonds, subject to certain limitations, including the requirement to maintain $75,000 of available cash liquidity after the bond repurchase;

•

adjust the Consolidated Senior Total Debt to Consolidated EBITDAX covenant to subtract cash from the calculation of Consolidated Senior Total Debt, and to reset the covenant levels to 3.00x for periods ending June 30, 2009 through March 31, 2010, 2.75x for the periods ending June 30, 2010 through December 31, 2010, and 2.50x for periods ending March 31, 2011 and thereafter; and,

•

amend the definition of Consolidated EBITDAX to clarify that it will include net realized proceeds from derivatives that are monetized in accordance with the Credit Agreement, provided that such derivatives would have otherwise been recognized within the 12 month period following the date of such monetization. Net realized proceeds from the permitted monetization of 2012 and 2013 hedges described above would not be included in the calculation of Consolidated EBITDAX.

For consideration of the above requests, we will agree to:

•

an increase in the margins applicable to our LIBOR borrowings from the current range of 2.000% to 3.750% to a range of 2.500% to 4.250%, depending on the utilization percentage of the borrowing base, and an increase in the margins applicable to our ABR borrowings from the current range of 1.125% to 2.875% to a range of 1.625% to 3.375%, depending on the utilization percentage of the borrowing base;

•	payment of an amendment fee of 0.375% of each lender’s pro rata share of the borrowing base, payable to consenting lenders upon the effectiveness of the amended facility; and,

•	limitation of our capital expenditures for April 1, 2009 to December 31, 2009 to discretionary cash flows, defined as EBITDAX less interest expense and cash taxes.

We had initially requested an extension of the maturity date on the Credit Agreement from October 31, 2010 to January 31, 2012; however, our administrative agent informed us that we would not be able to obtain the 100% lender approval required. As a result, we have removed the request for an extension of the maturity date as part of the current redetermination process.

As of May 14, 2009, our requested borrowing base modification has been approved. Our requested amendments have also been approved, pending final documentation.

Note 5: Related party transactions

In September 2006, Chesapeake Energy Corporation (“Chesapeake”) acquired a 31.9% beneficial interest in the Company, which is now held by its wholly owned subsidiary, CHK Holdings, L.L.C., through the sale of common stock. We participate in ownership of properties operated by Chesapeake and received revenues and incurred joint interest billings of $2,172 and $818, respectively, for the three months ended March 31, 2008, and $1,664 and $1,386, respectively, for the three months ended March 31, 2009 on these properties. In addition, Chesapeake participates in ownership of properties operated by us. During the three months ended March 31, 2008, we paid revenues and recorded joint interest billings to Chesapeake of $624 and $1,078, respectively. During the three months ended March 31, 2009, we paid revenues and recorded joint interest billings to Chesapeake of $384 and $1,188, respectively. Amounts receivable from and payable to Chesapeake were $1,914 and $1,188, respectively, as of December 31, 2008. Amounts receivable from and payable to Chesapeake were $2,084 and $761, respectively, as of March 31, 2009.

Note 6: Deferred compensation

Effective January 1, 2004, we implemented a Phantom Unit Plan, which was revised on January 1, 2007 as the First Amended and Restated Phantom Stock Plan (the “Plan”) to provide deferred compensation to certain key employees (the “Participants”). Phantom stock may be awarded to participants in total up to 2% of the fair market value of the Company. No participant may be granted, in the aggregate, more than 5% of the maximum number of phantom stock available for award. Under the current plan, awards vest on the fifth anniversary of the award date, but may also vest on a pro-rata basis following a participant’s termination of employment with us due to death, disability, retirement or termination by us without cause. Also, phantom stock will vest if a change of control event occurs. Upon vesting, participants are entitled to redeem their phantom stock for cash within 120 days of the vesting date.

Since the phantom stock is a liability award, fair value of the stock is remeasured at the end of each reporting period until settlement in accordance with the provisions of SFAS No. 123(R), Share Based Payments (“SFAS 123(R)”). As prescribed by the Plan, fair market value is calculated based on the Company’s total asset value less total liabilities, with both assets and liabilities being adjusted to fair value. The primary adjustment required is the adjustment of oil and gas properties from net book value to the discounted and risk adjusted reserve value based on internal reserve reports priced on NYMEX forward strips.

Compensation expense is recognized over the vesting period of the phantom stock and is reflected in lease operating and general and administrative expenses in the consolidated statements of operations. Such expense is calculated net of forfeitures estimated based on our historical and expected turnover rates. We recognized deferred compensation expense as follows:

	March 31, 2008	March 31, 2009
Deferred compensation cost	$431	$234
Less: deferred compensation cost capitalized	(144)	(77)

Deferred compensation expense	$287	157

A summary of our phantom unit activity as of December 31, 2008, and changes during the first three months of fiscal year 2009 is presented in the following table:

	Fair Value	Phantom Units	Weighted average remaining contract term	Aggregate intrinsic value
	(Per unit)
Unvested and total outstanding at December 31, 2008	$10.22	219,658
Granted	$10.08	25,139
Vested	$10.08	(77,224)
Forfeited	$10.22	(662)

Unvested and total outstanding at March 31, 2009	$12.30	166,911	2.45	$2,053

As of March 31, 2009, there was approximately $1,047 of total unrecognized compensation cost related to unvested phantom units that is expected to be recognized over a weighted-average period of 2.45 years. As of December 31, 2008 and March 31, 2009, accrued payroll and benefits payable included $789 and $546, respectively, for deferred compensation costs vesting within the next twelve months.

Note 7: Segment information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we have two reportable operating segments. Our exploration and production segment and service company segment are managed separately because of the nature of their products and services. The exploration and production segment is responsible for finding and producing oil and gas. The service company segment is responsible for selling oilfield services and supplies. Management evaluates the performance of our segments based upon income before taxes.

	Exploration and Production	Service Company	Intercompany Eliminations	Consolidated Total
For the three months ended March 31, 2008:
Revenues	$89,903	$14,667	$(6,846)	$97,724
Intersegment revenues	—	(6,846)	6,846	—

Total revenues	89,903	7,821	—	97,724

Income (loss) before income taxes	$(5,405)	$704	(141)	$(4,842)

As of December 31, 2008:
Total assets	$1,712,891	$38,789	$(38,844)	$1,712,836

For the three months ended March 31, 2009:
Revenues	$69,370	$10,884	$(5,964)	$74,290
Intersegment revenues	—	(5,964)	5,964	—

Total revenues	69,370	4,920	—	74,290

Income (loss) before income taxes	$(203,208)	$139	(161)	$(203,230)

As of March 31, 2009:
Total assets	$1,529,844	$38,237	$(42,304)	$1,525,777

Note 8: Commitments and contingencies

Standby letters of credit (“Letters”) available under the revolving credit line are used in lieu of surety bonds with various city, state and federal agencies for liabilities relating to the operation of oil and gas properties. We had various Letters outstanding totaling $2,730 and $3,730 as of December 31, 2008 and March 31, 2009, respectively. Interest on each Letter accrues at the lender’s prime rate (effective rate of 5.299% at December 31, 2008 and 5.217% at March 31, 2009) for all amounts paid by the lenders under the Letters. We paid no interest on the Letters during the three months ended March 31, 2008 and 2009.

Various claims and lawsuits, incidental to the ordinary course of business, are pending both for and against us. In the opinion of management, all matters are not expected to have a material effect on our consolidated financial position or results of operations.

Effective April 15, 2009, we settled our pending lawsuit against John Milton Graves Trust u/t/a 6/11/2004, et al. This case was filed in the District Court of Tulsa County, State of Oklahoma, and related to (i) a post-closing adjustment of the price we paid for Calumet Oil Company (“Calumet”) in 2006 (the “Working Capital Adjustment”) and (ii) a contractual payment related to an election to be made by the sellers of Calumet (collectively, the “Sellers”) under the federal tax code (the “Tax Election”). As of December 31, 2008, the recorded receivable for the Working Capital Adjustment was $14,406, and was included in other assets on the consolidated balance sheet. As of December 31, 2008, the recorded payable related to the Tax Election was $4,378, and was included in accounts payable and accrued liabilities on the consolidated balance sheet.

Pursuant to the settlement agreement, which was based upon net calculations of the receivable and payable, the Sellers paid us $7,100, which amount is intended to settle all claims related to both the Working Capital Adjustment and the Tax Election claims, and we retained $387 contained in an escrow account covering any losses incurred by us for title defects related to our purchase of Calumet. In addition, the parties issued mutual releases, dismissed with prejudice the pending litigation and the claims made therein, and the Sellers will take action to clear the title to certain properties purchased by us in the Calumet acquisition.

As a result of the settlement, as of March 31, 2009, the receivable related to the Working Capital Adjustment was written down to $7,100, the Tax Election payable was eliminated, the escrow cash account was reclassified to operating cash, and we recorded a charge to expense of $2,928.

In February 2008, loss of well control occurred at the Bowdle 47 No. 2 well in Loving County, Texas. Total costs attributable to the loss of well control were approximately $10,648. Our insurance policy has covered 100% of these costs, with the $627 insurance retention and deductible being payable by us. As of March 31, 2009, we have received insurance proceeds of $8,111. Subsequent to March 31, 2009, we received the final settlement payment of $1,910. Insurance proceeds received are recorded as a reduction of oil and gas properties on the balance sheet and in the statement of cash flows.

Note 9: Comprehensive Loss

Components of comprehensive loss, net of related tax, are as follows for the three months ended March 31, 2008 and 2009:

	Three months ended March 31,
	2008	2009
Net loss	$(2,967)	$(124,824)
Unrealized loss on hedges	(41,011)	(909)
Reclassification adjustment for hedge (gains) losses included in net loss	9,074	(9,214)

Comprehensive loss	$(34,904)	$(134,947)

Note 10: Subsequent events

On May 14, 2009, we entered into an agreement to sell the assets of the Electronic Submersible Pumps (“ESP”) division of GCS to Global Oilfield Services, Inc. (“Global”) for a cash price of $26,000, subject to final working capital adjustments, as defined in the agreement. The sale is subject to customary closing conditions and termination rights, including that (i) Global will obtain financing necessary to pay the purchase price under the agreement, and (ii) the transaction will close no later than June 22, 2009. Global has escrowed $1,300 as a performance deposit. If the transaction does not close because Global fails to obtain the necessary financing, the performance deposit will be distributed to us. As of March 31, 2009, the carrying value of the assets and liabilities included in the sale agreement were:

ESP Division of GCS
Assets:
Current assets	$11,761
Property, plant and equipment and other assets	4,826

16,587

Less current liabilities	(1,123)

Net carrying value of disposal group	$15,464

Additional liabilities of approximately $2,643 that are directly associated with the assets to be transferred will be settled with the proceeds of the sale.

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

Overview

We are an independent oil and gas company engaged in the production, acquisition and exploitation of oil and gas properties. Our areas of operation include the Mid-Continent, Permian Basin, Gulf Coast, Ark-La-Tex, North Texas and the Rocky Mountains. We maintain a portfolio of proved and unproved reserves, development and exploratory drilling opportunities, and EOR projects.

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and gas and on our ability to find, develop and acquire oil and gas reserves that are economically recoverable. The preparation of our financial statements in conformity with generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect our reported results of operations and the amount of our reported assets, liabilities and proved oil and gas reserves. We use the full cost method of accounting for our oil and gas activities.

Generally our producing properties have declining production rates. Our reserve estimates as of December 31, 2008 reflect that our production rate on current proved developed producing reserve properties will decline at annual rates of approximately 17.0%, 11.4% and 10.8% for the next three years. To grow our production and cash flow we must find, develop and acquire new oil and gas reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop and acquire oil and gas reserves.

Oil and gas prices fluctuate widely. We generally hedge a substantial portion of our expected future oil and gas production to reduce our exposure to commodity price decreases. The prices we receive for our oil and gas production affect our:

•	cash flow available for capital expenditures;

•	ability to borrow and raise additional capital;

•	ability to service debt;

•	quantity of oil and gas we can produce;

•	quantity of oil and gas reserves; and

•	operating results for oil and gas activities.

We believe the most significant, subjective or complex estimates we make in preparation of our financial statements are:

•	the amount of estimated future net revenues from oil and gas sales;

•	the quantity of our proved oil and gas reserves;

•	the timing and amount of future drilling, development and abandonment activities;

•	the value of our derivative positions;

•	the realization of deferred tax assets; and

•	the full cost ceiling limitation.

We base our estimates on historical experience and various assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates.

During the first quarter of 2009, quarterly production was 11,415 MMcfe, a 13.2% increase over production levels in the first quarter of 2008, primarily due to our capital expenditures in the Permian and Mid Continent areas during 2008. However, a 60.7% decline in our average sales price before hedging resulted in a 55.5% decrease in revenue from oil and gas sales in the first quarter of 2009 compared to the same period in 2008. We reported a net loss of $124.8 million during the first quarter of 2009 compared to a net loss of $3.0 million for the comparable period in 2008. The loss for the three months ended March 31, 2009 includes a $240.8 million, or $147.9 million net of taxes, non-cash ceiling test impairment of our oil and gas properties resulting primarily from a significant decline in gas prices since December 31, 2008.

Our development, exploration, and acquisition activities require substantial capital expenditures. Historically, we have funded our capital expenditures through a combination of cash flows from operations and debt. Due to the recent turmoil in the market and the sharp decline in oil and gas prices, which began during the fourth quarter of 2008, we plan to keep our capital expenditures within our cash flow for 2009.

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

Our cash accounts and deposits with any financial institution that exceed the amount insured by the Federal Deposit Insurance Corporation are at risk in the event one of these financial institutions should fail. As of March 31, 2009, cash with a recorded balance totaling $58.9 million was held at JP Morgan Chase Bank, N.A.

We sell our crude oil, natural gas and natural gas liquids to a variety of purchasers. Some of these parties may experience liquidity problems. Nonperformance by a trade creditor could result in losses. We also have significant net derivative assets that are held by affiliates of our lenders. As of March 31, 2009, approximately 95% of our net derivative asset of $228.7 million was held by JP Morgan Chase Bank, N.A., Calyon Credit Agricole CIB, The Royal Bank of Scotland plc, and Bank of Oklahoma.

Our oil and gas sales revenues are derived from the sale of oil, gas and natural gas liquids. We recognize revenues when our production is sold and title is transferred. Our revenues are highly dependent upon the prices of, and the demand for, oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. The prices we receive for our oil and gas and our levels of production are subject to wide fluctuations and depend on numerous factors beyond our control, including supply and demand, economic conditions, foreign imports, the actions of OPEC, political conditions in other oil producing countries, and governmental regulation, legislation and policies.

Oil and gas prices declined significantly during the first quarter of 2009 compared to the first quarter of 2008, which will reduce our cash flows from operations in future periods in which prices remain at or below the current levels. The commodity price swaps and costless collars that cover approximately 68% of our expected PDP oil production through December 2013 and approximately 65% of our expected PDP gas production through December 2011 will, however, become more valuable if prices continue to decline.

•

Credit Agreement. Our current Credit Agreement is a revolving credit facility in the amount of $600.0 million. At March 31, 2009, we had $594.0 million outstanding under the Credit Agreement and $3.7 million was utilized by outstanding letters of credit. The borrowing base is presently being redetermined. If the outstanding borrowings under the Credit Agreement were to exceed the borrowing base as a result of the redetermination, we would be required to eliminate this excess.

The Credit Agreement is scheduled to mature on October 31, 2010. Should current credit market volatility be prolonged, future extensions of our Credit Agreement may contain terms that are less favorable than those of our current Credit Agreement. If we are not able to extend the maturity of our Credit Agreement before October 31, 2009, the entire balance then outstanding would be classified as a current liability. Borrowings under our Credit Agreement are excluded from the definition of current liabilities. We do not expect current classification of the borrowings to impact our current ratio as calculated for loan compliance.

Covenants set forth in the indentures for our 8 1/2% Senior Notes and the 8 7/8% Senior Notes, including the Adjusted Consolidated Net Tangible Asset debt incurrence test (the “ACNTA test”), limit the amount of secured debt we can incur. Certain thresholds set forth in the ACNTA test are principally reliant upon the levels of commodity prices for oil and gas at specified dates. Based on the commodity prices for oil and gas at December 31, 2008, we will be unable to borrow additional amounts under our Credit Agreement during 2009, regardless of the availability under our Credit Agreement, unless our secured debt is reduced below approximately $320.0 million.

•

Impairment of oil and gas properties. In accordance with the full cost method of accounting, the net capitalized costs of oil and gas properties are not to exceed their related estimated future net revenues discounted at 10% (“PV-10 value”), as adjusted for our cash flow hedge positions and net of tax considerations, plus the lower of cost or estimated fair value of unproved properties. During the first quarter of 2009, gas prices declined significantly as compared to the December 31, 2008 spot price of $5.62 per Mcf. Based on March 31, 2009 spot prices of $49.66 per Bbl of oil and $3.63 per Mcf of gas, the internally estimated PV-10 value of our reserves declined by 13.5% compared to the PV-10 value at December 31, 2008. As a result, we recorded a ceiling test impairment of oil and gas properties of $240.8 million during the first quarter of 2009. The effect of derivative contracts accounted for as cash flow hedges, based on the March 31, 2009 spot prices, increased the full cost ceiling by $169.0 million, thereby reducing the ceiling test write down by the same amount. The qualifying cash flow hedges as of March 31, 2009, which consisted of commodity price swaps, covered 6,382 MBbls of oil production for the period from April 2009 through December 2013.

A decline in oil and gas prices subsequent to March 31, 2009 could result in additional ceiling test write downs in the second quarter of 2009 or in subsequent periods. The amount of any future impairment is difficult to predict, and will depend on the oil and gas prices at the end of each period, the incremental proved reserves added during each period and additional capital spent.

•

Production tax credit. During 2006, we purchased interests in two venture capital limited liability companies resulting in a total investment of $15.0 million. Our expected return on the investment will be the receipt of $2 of Oklahoma tax credits for every $1 invested to be recouped from our Oklahoma production taxes. The investments are accounted for as a production tax benefit asset and are netted against tax credits realized in other income using the effective yield method over the expected recovery period. As of March 31, 2009, we had received $24.6 million of proceeds from the Oklahoma tax credits. Subsequent to March 31, 2009, we have received an additional $0.1 million of proceeds.

•

Sale of non-oil and gas assets. On May 14, 2009, we entered into an agreement to sell the assets of the Electronic Submersible Pumps (“ESP”) division of Green Country Supply, Inc. to Global Oilfield Services, Inc. (“Global”) for a cash price of $26.0 million, subject to final working capital adjustments, as defined in the agreement. The sale is subject to customary closing conditions and termination rights, including that (i) Global will obtain financing necessary to pay the purchase price under the agreement, and (ii) the transaction will close no later than June 22, 2009. Global has escrowed $1.3 million as a performance deposit. If the transaction does not close because Global fails to obtain the necessary financing, the performance deposit will be distributed to us. As of March 31, 2009, the net carrying value of the assets and liabilities included in the sale agreement were $15.5 million. Additional liabilities of approximately $2.6 million that are directly associated with the assets to be transferred will be settled with the proceeds of the sale.

•

Monetization of derivative assets. During the first quarter of 2009, we monetized certain derivative instruments with original settlement dates from May through October of 2009. Net proceeds received from this monetization were $9.5 million. None of the monetized derivatives were incorporated into the determination of the borrowing base. As of March 31, 2009, we have a net derivative asset of $228.7 million.

•

Capital expenditure budget. Due to the receipt of production tax credits and the litigation settlement, we have expanded our oil and gas property capital expenditure budget for 2009 from $51.0 million to $74.0 million. The expanded 2009 capital budget represents a 76% reduction in capital expenditures from our 2008 levels. Costs incurred during the first quarter of 2009 represent approximately 54% of our expanded 2009 budget for exploration and development; however, we continue to implement initiatives to reduce capital spending. Despite this reduction, we expect production for 2009 to remain at levels comparable to 2008 as a result of capital investments made in 2008 and the first quarter of 2009. However, if conditions do not improve and we are unable to expand our capital expenditure budget in 2010, we would expect production to decline at a rate consistent with our production decline curve.

•

Insurance proceeds. In February 2008, loss of well control occurred at the Bowdle 47 No. 2 well in Loving County, Texas. Total costs attributable to the loss of well control were approximately $10.6 million. Our insurance policy has covered 100% of these costs, with the $0.6 million insurance retention and deductible being payable by us. As of March 31, 2009, we have received insurance proceeds of $8.1 million. Subsequent to March 31, 2009, we received the final settlement payment of $1.9 million. Insurance proceeds received are recorded as a reduction of oil and gas properties on the balance sheet and in the statement of cash flows.

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

Historically, our primary sources of liquidity have been cash generated from our operations and debt. At March 31, 2009, we had approximately $62.5 million of cash and cash equivalents and $2.3 million of availability under our revolving credit line with a borrowing base of $600.0 million.

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

We generally have had a working capital deficit as our capital expenditures have historically exceeded our cash flow, and we rely on our borrowing base for additional capital. Because of the ACNTA test limitation under our indentures, and its impact on our ability to utilize our revolving credit in 2009, we drew down substantially all our remaining availability under our Credit Agreement prior to December 31, 2008. During the fourth quarter of 2008, we also monetized certain derivative instruments with original settlement dates from January through June of 2009, which generated net proceeds of $32.6 million. During the first quarter of 2009, we monetized certain derivative instruments with original settlement dates from May through October of 2009, which generated net proceeds of $9.5 million. We have changed our cash management activities to target a minimum balance of cash on hand, which we maintain in highly liquid investments.

We pledge our producing oil and gas properties to secure our Credit Agreement. The banks establish a borrowing base by making an estimate of the collateral value of our oil and gas properties. We utilize the available funds as needed to supplement our operating cash flows as a financing source for our capital expenditures. Our ability to fund our capital expenditures is dependent on the level of product prices and the success of our acquisition and development program in adding to our available borrowing base. If oil and gas prices decrease from the amounts used in estimating the collateral value of our oil and gas properties, the borrowing base may be reduced, thus reducing funds available for our capital expenditures. We mitigate a potential reduction in our borrowing base caused by a decrease in oil and gas prices through the use of commodity derivatives.

Sources and uses of cash. The net increase (decrease) in cash is summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2008	2009
Cash flows provided by operating activities	$44,839	$54,491
Cash flows used in investing activities	(69,798)	(42,355)
Cash flows provided by (used in) financing activities	23,663	(1,735)

Net increase (decrease) in cash during the period	$(1,296)	$10,401

Substantially all of our cash flow from operating activities is from the production and sale of oil and gas, reduced or increased by associated hedging activities. For the three months ended March 31, 2009, net cash provided from operations increased 21.5% from the same period in the prior year and provided all of our net cash outflows used in investing activities. Despite the decrease in oil and gas sales revenue, cash from operations increased primarily due to higher receipts from hedge settlements and production tax credits.

We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. Cash flow from operating activities was primarily used during the first quarter of 2009 to fund $42.4 million in cash expenditures for investing activities. Much of this activity was a carryover of projects initiated in the fourth quarter of 2008.

Our actual capital expenditures for oil and gas properties are detailed below:

(dollars in thousands)	Three Months Ended March 31, 2009	Percent of Total
Development activities:
Developmental drilling	$22,167	55.0%
Enhancements	8,517	21.1%
Tertiary recovery	4,574	11.4%
Acquisitions:
Proved properties	76	0.2%
Unproved properties	1,788	4.4%
Exploration activities	3,183	7.9%

Total	$40,305	100.0%

In addition to the capital expenditures for oil and gas properties, we spent approximately $0.6 million for the acquisition and construction of new office and administrative facilities and equipment during the first quarter of 2009.

As of March 31, 2009, we had cash and cash equivalents of $62.5 million and long-term debt obligations of $1.3 billion.

Our Credit Agreement. In October 2006, we entered into a Seventh Restated Credit Agreement, which is scheduled to mature on October 31, 2010 and is collateralized by our oil and gas properties. Availability under our Credit Agreement is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once every six months. The borrowing base, which was redetermined effective December 24, 2008, is $600.0 million as of March 31, 2009. We had $594.0 million outstanding under our Credit Agreement at March 31, 2009.

The agreement has certain negative and affirmative covenants that require, among other things, maintaining financial covenants for current and debt service ratios and financial reporting. We believe we were in compliance with all covenants under the Credit Agreement as of March 31, 2009.

Borrowings under our Credit Agreement are made, at our option, as either Eurodollar loans or Alternate Base Rate (“ABR”) loans. At March 31, 2009, all of our borrowings were Eurodollar loans.

Interest on Eurodollar loans is computed at LIBOR, defined effective December 24, 2008, as the greater of 2% or the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in the Credit Agreement, plus a margin where the margin varies from 2.000% to 3.750% depending on the utilization percentage of the conforming borrowing base. At March 31, 2009, the LIBOR rate, as defined, was 2.000%, the Statutory Reserve Rate multiplier was 100% and the applicable margin and commitment fee together were 3.217% resulting in an effective interest rate of 5.217% for Eurodollar borrowings. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.

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

Interest was paid at least every three months during 2008 and 2009. The effective rate of interest on the entire outstanding balance was 5.299% and 5.217% as of December 31, 2008 and March 31, 2009, respectively, and was based upon LIBOR.

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

Our Credit Agreement requires us to maintain a current ratio, as defined in our Credit Agreement, of not less than 1.0 to 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our Credit Agreement, we consider the current ratio calculated under our Credit Agreement to be a useful measure of our liquidity because it includes the funds available to us under our Credit Agreement and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At December 31, 2008 and March 31, 2009, our current ratio as computed using GAAP was 1.34 and 1.40, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 1.19 and 1.17, respectively. The following table reconciles our current assets and current liabilities using GAAP to the same items for purposes of calculating the current ratio for our loan compliance:

(Dollars in thousands)	December 31, 2008	March 31, 2009
Current assets per GAAP	$218,363	$217,103
Plus—Availability under Credit Agreement	3,270	2,270
Less—Short-term derivative instruments	(51,412)	(70,262)

Current assets as adjusted	$170,221	$149,111

Current liabilities per GAAP	$163,123	$155,161
Less—Deferred tax liability on derivative instruments and asset retirement obligations	(19,755)	(26,976)
Less—Short-term asset retirement obligations	(300)	(300)

Current liabilities as adjusted	$143,068	$127,885

Current ratio for loan compliance	1.19	1.17

The monetization of derivatives in December 2008 and March 2009 allowed us to exceed our required current ratio by a higher margin. If we are unable to monetize hedges in the future, it may be more difficult to meet the required current ratio.

Our Credit Agreement is scheduled to mature on October 31, 2010. If we are not able to extend the maturity of our Credit Agreement before October 31, 2009, the entire balance then outstanding would be classified as a current liability. Borrowings under our Credit Agreement are excluded from the definition of current liabilities. We do not expect current classification of the borrowings to impact our current ratio as calculated for loan compliance.

The Credit Agreement, as amended effective May 11, 2007, requires us to maintain a Consolidated Senior Total Debt to Consolidated EBITDAX ratio, as defined in our Credit Agreement, of not greater than 2.50 to 1.0 for the four consecutive fiscal quarters ending on March 31, 2008 and for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarter thereafter. For purposes of the amended ratio, Consolidated Senior Total Debt consists of all outstanding loans under the Credit Agreement, letters of credit and all obligations under capital leases, as defined in the First Amendment to our Credit Agreement.

Based on our borrowings under our Credit Agreement of $594.0 million, to meet our required Consolidated Senior Total Debt to Consolidated EBITDAX ratio, we will be required to achieve Consolidated EBITDAX, as defined in our Credit Agreement, of approximately $240.0 million for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarters during the year ended December 31, 2009. We had Consolidated EBITDAX of approximately $53.8 million for the quarter ended March 31, 2009. Due to the significant decline in oil and gas prices, we may not generate the required $240.0 million of Consolidated EBITDAX in 2009. If we are not able to modify the referenced ratio or otherwise increase Consolidated EBITDAX, such as through the monetization of additional derivatives, we would not meet the covenants under our Credit Agreement, which, unless waived by our lenders, would constitute an event of default under the Credit Agreement.

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

If our borrowing base amount is reduced by the banks, or if we expect to be unable to meet our required Current Ratio, or our required Consolidated Senior Total Debt to Consolidated EBITDAX ratio, we could reduce our debt amount by monetizing additional derivative contracts, selling oil and gas assets, selling non-oil and gas assets, or raising equity. There is no assurance, however, that we will be able to sell our assets or equity at commercially reasonable terms or that any sales would generate enough cash to adequately reduce the borrowing base, or that we will be able to meet our future obligations to the banks.

Our borrowing base is presently being redetermined. If the outstanding borrowings under our Credit Agreement were to exceed the borrowing base as a result of the redetermination, we would be required to eliminate this excess. Within 10 days after receiving notice of the new borrowing base, we would be required to make an election: (1) to repay a portion of our bank borrowings in the amount of the excess either in a lump sum within 30 days or in equal monthly installments over a six-month period, (2) to submit within 90 days additional oil and gas properties we own for consideration in connection with the determination of the borrowing base sufficient to eliminate the excess or (3) to eliminate the excess through a combination of repayments and the submission of additional oil and gas properties within 90 days.

As part of the current redetermination process, we have requested that the lenders:

•	reaffirm the existing $600.0 million borrowing base;

•

approve monetization of select 2012 and 2013 oil derivatives currently used in determining the borrowing base, with the borrowing base being reduced dollar for dollar by 85% of the net realized proceeds received from the monetization of such derivatives;

•

approve the use of proceeds from non-borrowing base asset sales, incremental equity sales, and/or excess proceeds from derivative monetizations to buy back our existing bonds, subject to certain limitations, including the requirement to maintain $75.0 million of available cash liquidity after the bond repurchase;

•

adjust the Consolidated Senior Total Debt to Consolidated EBITDAX covenant to subtract cash from the calculation of Consolidated Senior Total Debt, and to reset the covenant levels to 3.00x for periods ending June 30, 2009 through March 31, 2010, 2.75x for the periods ending June 30, 2010 through December 31, 2010, and 2.50x for periods ending March 31, 2011 and thereafter; and,

•

amend the definition of Consolidated EBITDAX to clarify that it will include net realized proceeds from derivatives that are monetized in accordance with the Credit Agreement, provided that such derivatives would have otherwise been recognized within the 12 month period following the date of such monetization. Net realized proceeds from the permitted monetization of 2012 and 2013 hedges described above would not be included in the calculation of Consolidated EBITDAX.

For consideration of the above requests, we will agree to:

•

an increase in the margins applicable to our LIBOR borrowings from the current range of 2.000% to 3.750% to a range of 2.500% to 4.250%, depending on the utilization percentage of the borrowing base, and an increase in the margins applicable to our ABR borrowings from the current range of 1.125% to 2.875% to a range of 1.625% to 3.375%, depending on the utilization percentage of the borrowing base;

•	payment of an amendment fee of 0.375% of each lender’s pro rata share of the borrowing base, payable to consenting lenders upon the effectiveness of the amended facility; and,

•	limitation of our capital expenditures for April 1, 2009 to December 31, 2009 to discretionary cash flows, defined as EBITDAX less interest expense and cash taxes.

We had initially requested an extension of the maturity date on the Credit Agreement from October 31, 2010 to January 31, 2012; however, our administrative agent informed us that we would not be able to obtain the 100% lender approval required. As a result, we have removed the request for an extension of the maturity date as part of the current redetermination process.

As of May 14, 2009, our requested borrowing base modification has been approved by the lenders. Our requested amendments have also been approved, pending final documentation.

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

Results of operations

Comparison of three months ended March 31, 2009 to three months ended March 31, 2008.

Revenues and production. The following table presents information about our oil and gas sales before the effects of hedging:

	Three Months Ended March 31,		Percentage
	2008	2009	Change
Oil and gas sales (dollars in thousands)
Oil	$83,013	$35,113	(57.7)%
Gas	38,015	18,754	(50.7)%

Total	$121,028	$53,867	(55.5)%
Production
Oil (MBbls)	892	963	8.0%
Gas (MMcf)	4,736	5,637	19.0%
MMcfe	10,088	11,415	13.2%
Average sales prices (excluding hedging)
Oil per Bbl	$93.06	$36.46	(60.8)%
Gas per Mcf	8.03	3.33	(58.5)%
Mcfe	12.00	4.72	(60.7)%

Oil and gas revenues decreased $67.2 million, or 55.5% to $53.9 million during the three months ended March 31, 2009 due to a decrease in average price per Mcfe. Oil and gas prices declined significantly during the first quarter of 2009 as compared to the first quarter of 2008. Based on our forecasted production, if oil and gas prices remain at current levels or decline further, our revenues in 2009 will be significantly lower than the amounts reported in 2008.

Oil sales decreased 57.7% from $83.0 million during the three months ended March 31, 2008 to $35.1 million during the same period in 2009. This decrease was due to a 60.8% decrease in average oil prices from $93.06 to $36.46 per barrel, partially offset by an 8.0% increase in production volumes to 963 MBbls. Gas sales revenues decreased 50.7% from $38.0 million during the three months ended March 31, 2008 to $18.8 million during the same period in 2009. This decrease was due to a 58.5% decrease in average gas prices, partially offset by a 19.0% increase in gas production volumes to 5,637 MMcf. Oil and gas production for the three months ended March 31, 2009 increased primarily due to the addition of volumes from acquisitions, our expanded drilling program, and enhancements of our existing properties.

Production volumes by area were as follows (MMcfe):

	Three Months Ended March 31,		Percentage
	2008	2009	Change
Mid Continent	6,778	7,334	8.2%
Permian	1,264	2,581	104.2%
Ark-La-Tex	488	350	(28.3)%
North Texas	313	253	(19.2)%
Rockies	221	191	(13.6)%
Gulf Coast	1,024	706	(31.1)%

Totals	10,088	11,415	13.2%

The increase in production in the Permian area is primarily due to the Bowdle 47 No. 2, which began selling gas in late November 2008. We have focused our capital expenditures on the Mid Continent and Permian areas. As a result, production in our growth areas has declined and is expected to continue to decline, since our planned capital expenditures for the remainder of 2009 are also focused in our core areas of the Mid Continent and Permian Basin.

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

During the fourth quarter of 2008, we determined that our gas swaps are no longer expected to be highly effective, primarily due to the increased volatility in the basis differentials between the contract price and the indexed price at the point of sale. As a result, we discontinued hedge accounting and applied mark-to-market accounting treatment to all outstanding gas swaps. The change in fair value related to these instruments, after hedge accounting was discontinued, is recorded immediately in non-hedge derivative gains (losses) in the consolidated statements of operations. In the past, a portion of the change in fair value would have been deferred through other comprehensive income and the ineffective portion would have been included in gain (loss) from oil and gas hedging activities.

In addition, during the fourth quarter of 2008, we monetized oil and gas swaps and collars with original settlement dates from January through June of 2009 for proceeds of $32.6 million. During the first quarter of 2009, we monetized additional gas swaps with original settlement dates from May through October of 2009 for proceeds of $9.5 million. Certain swaps that were monetized had previously been accounted for as cash flow hedges. As of December 31, 2008 and March 31, 2009, accumulated other comprehensive income included $23.7 million and $12.4 million, respectively, of deferred gains related to discontinued cash flow hedges that will be recognized as a gain from oil and gas hedging activities when the hedged production is sold. No oil and gas derivatives were monetized in the first quarter of 2008.

The effects of hedging on our net revenues for the three months ended March 31, 2008 and 2009 are as follows:

	Three Months Ended March 31,
	2008	2009
	(dollars in thousands)
Gain (loss) from oil and gas hedging activities:
Receipts from (payments on) hedge settlements	$(16,263)	$4,631
Hedge ineffectiveness and reclassification adjustments	(14,862)	10,872

Total	$(31,125)	$15,503

Our receipts from hedge settlements were $4.6 million compared to payments of $16.3 million in the first quarter 2008, primarily due to low overall commodity prices during the first quarter of 2009. During the first quarter of 2009, gains of $8.4 million and $2.9 million, respectively, were reclassified into earnings as a result of the discontinuance of hedge accounting treatment for certain oil and gas swaps. There were no gains or losses associated with the discontinuance of hedge accounting treatment during the first quarter of 2008. As a result, our gain on hedge ineffectiveness and reclassification adjustments was $10.9 million compared to a loss of $14.9 million in the first quarter of 2008.

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements, excluding early settlements, on realized prices:

	Average Price		Hedged to Non-Hedged Price
	Before Derivative Settlements	After Derivative Settlements
Oil (per Bbl):
Three months ended March 31, 2008	$93.06	$71.22	76.5%
Three months ended March 31, 2009	36.46	43.87	120.3%
Gas (per Mcf):
Three months ended March 31, 2008	$8.03	$8.17	101.7%
Three months ended March 31, 2009	3.33	5.02	150.8%

Costs and expenses. The following table presents information about our operating expenses for the first quarter of 2008 and 2009:

	Amount			Per Mcfe
	Three Months Ended March 31,		Percent Change	Three Months Ended March 31,		Percent Change
	2008	2009		2008	2009
	(dollars in thousands)
Lease operating expenses	$27,616	$27,503	(0.4)%	$2.74	$2.41	(12.0)%
Production taxes	7,915	3,860	(51.2)%	0.78	0.34	(56.4)%
Depreciation, depletion and amortization	23,698	30,127	27.1%	2.35	2.64	12.3%
General and administrative	6,252	6,368	1.9%	0.62	0.56	(9.7)%

Lease operating expenses – Due to higher production mostly associated with the Bowdle 47 No. 2 well, and to a lesser degree, our efforts to reduce production costs, lease operating expenses per Mcfe declined $0.33 to $2.41 per Mcfe in the first quarter of 2009. Despite an increase in our well count, costs decreased slightly during the first quarter of 2009 compared to the first quarter of 2008. We expect lease operating expenses to decrease in the future if oil and gas prices remain at their current levels or decline further. However, the timing of the expected cost decline is uncertain, and we do not expect it to be proportional to the decline in our average realized prices.

Production taxes (which include ad valorem taxes) – Decrease was primarily due to 60.7% lower average prices, partially offset by a 13.2% increase in production volumes.

Depreciation, depletion and amortization (“DD&A”) – Increase was primarily due to increase in DD&A on oil and gas properties of $5.5 million. For oil and gas properties, $3.2 million of the increase was due to higher production volumes and $2.3 million was due to an increase in the DD&A rate per equivalent unit of production. Our DD&A rate on oil and gas properties per equivalent unit of production increased $0.22 to $2.39 per Mcfe primarily due to the decrease in reserves caused by lower commodity prices.

Impairment of oil and gas properties — In accordance with the full cost method of accounting, the net capitalized costs of oil and gas properties are not to exceed their related estimated future net revenues discounted at 10%, as adjusted for our cash flow hedge positions and net of tax considerations, plus the lower of cost or estimated fair value of unproved properties. During the first quarter of 2009, gas prices declined significantly as compared to the December 31, 2008 spot price of $5.62 per Mcf. Based on March 31, 2009 spot prices of $49.66 per Bbl of oil and $3.63 per Mcf of gas, the internally estimated PV-10 value of our reserves declined by 13.5% compared to our PV-10 value at December 31, 2008. As a result, we recorded a ceiling test impairment of oil and gas properties of $240.8 million during the first quarter of 2009. The effect of derivative contracts accounted for as cash flow hedges, based on the March 31, 2009 spot prices, increased the full cost ceiling by $169.0 million, thereby reducing the ceiling test write down by the same amount. The qualifying cash flow hedges as of March 31, 2009, which consisted of commodity price swaps, covered 6,382 MBbls of oil production for the period from April 2009 through December 2013.

A decline in oil and gas prices subsequent to March 31, 2009 could result in additional ceiling test write downs in the second quarter of 2009 or in subsequent periods. The amount of any future impairment is difficult to predict, and will depend on the oil and gas prices at the end of each period, the incremental proved reserves added during each period and additional capital spent.

Litigation settlement — Effective April 15, 2009, we settled our pending lawsuit against John Milton Graves Trust u/t/a 6/11/2004, et al. This case was related to (i) a post-closing adjustment of the price we paid for Calumet Oil Company (“Calumet”) in 2006 (the “Working Capital Adjustment”) and (ii) a contractual payment related to an election to be made by the sellers of Calumet (collectively, the “Sellers”) under the federal tax code (the “Tax Election”). As of December 31, 2008, the recorded receivable for the Working Capital Adjustment was $14.4 million, and was included in other assets on the consolidated balance sheet. As of December 31, 2008, the recorded payable related to the Tax Election was $4.4 million, and was included in accounts payable and accrued liabilities on the consolidated balance sheet.

Pursuant to the settlement agreement, which was based upon net calculations of the receivable and payable, the Sellers paid us $7.1 million, which amount is intended to settle all claims related to both the Working Capital Adjustment and the Tax Election claims, and we retained $0.4 million contained in an escrow account covering any losses incurred by us for title defects related to our purchase of Calumet. In addition, the parties issued mutual releases, dismissed with prejudice the pending litigation and the claims made therein, and the Sellers will take action to clear the title to certain properties purchased by us in the Calumet acquisition.

As a result of the settlement, as of March 31, 2009, the receivable related to the Working Capital Adjustment was written down to $7.1 million, the Tax Election payable was eliminated, the escrow cash account was reclassified to operating cash, and we recorded a charge to expense of $2.9 million.

General and administrative expenses – Increase was primarily due to the decrease in capitalized G&A as a result of the reduction in our exploration and development activities. G&A expense is net of $2.9 million in the first quarter of 2009 and $3.1 million in the same period of 2008 capitalized as part of our exploration and development activities.

Service company revenues and operating expenses – Service company revenues and expenses consist primarily of third-party revenue and operating expenses of Green Country Supply. Revenues are generated through the sale of oilfield supplies, chemicals, downhole submersible pumps and related services. Operating expenses consist of costs of sales related to product sales, depreciation, and general and administrative expenses. We recognized $4.9 million in service company revenue in the three months ended March 31, 2009 with corresponding service company expense of $4.8 million, for a net pre-tax profit of $0.1 million. Service company revenue before intercompany eliminations was $10.9 million with a pre-tax net profit of $0.1 million in the three months ended March 31, 2009. We recognized $7.8 million in service company revenue in the three months ended March 31, 2008 with corresponding service company expense of $7.4 million, for a net pre-tax profit of $0.4 million. Service company revenue before intercompany eliminations was $14.7 million with a pre-tax net profit of $0.7 million in the three months ended March 31, 2008.

Interest expense – Interest expense increased during the first quarter of 2009 by 4.4%, compared to the same period in 2008 primarily as a result of increased levels of borrowings partially offset by lower interest rates paid. The following table presents interest expense for the first quarter of 2008 and 2009:

	Three Months Ended March 31,
	2008	2009
	(dollars in thousands)
Revolver Interest	$6,071	$6,852
8 1/2% Senior Notes, due 2015	7,081	7,097
8 7/8% Senior Notes, due 2017	7,375	7,394
Other Interest	993	1,121

	$21,520	$22,464

Non-hedge derivative gains (losses). Non-hedge derivative gains (losses) in the consolidated statements of operations are comprised of the following:

(dollars in thousands)	March 31, 2008	March 31, 2009
Change in fair value of non-qualified commodity price swaps	$(7,822)	$29,912
Change in fair value of non-designated costless collars	—	3,162
Change in fair value of natural gas basis differential contracts	1,696	(4,326)
Receipts from (payments on) settlement of non-qualified commodity price swaps	(1,826)	14,730
Receipts from (payments on) settlement of non-designated costless collars	—	5,078
Receipts from (payments on) settlement of natural gas basis differential contracts	(730)	1,771

	$(8,682)	$50,327

Gains on non-qualified commodity price swaps for the first quarter of 2009 were $44.6 million, and included gains of $1.1 million on oil swaps that were entered into in anticipation of the Calumet acquisition and did not qualify as hedges, and gains of $43.5 million on gas swaps for which hedge accounting was discontinued in the fourth quarter of 2008. Losses on non-qualified commodity price swaps for the first quarter of 2008 were $9.6 million, and were comprised of losses on oil swaps that were entered into in anticipation of the Calumet acquisition and did not qualify as hedges.

During the second and third quarters of 2008, we entered into costless collars with a weighted average floor of $104.36 covering 1,846 MBbls of oil from July 2008 through December 2013. We also entered into costless collars with a weighted average floor of $10.00 covering 7,520 BBtu of gas from November 2008 through December 2010. Due to the decline in overall commodity prices, we recognized a gain on the collars of $8.2 million for the three months ended March 31, 2009.

During the first quarter of 2009, the loss on natural gas basis differential contracts was $2.5 million compared to a gain of $0.9 million for the first quarter of 2008, primarily due to lower differentials indicated by the forward commodity price curves. We had basis swaps covering 28,070 BBtu at March 31, 2009 compared to 9,170 BBtu at March 31, 2008.

Primarily as a result of the above transactions, we had non-hedge derivative gains of $50.3 million for the quarter ended March 31, 2009 compared to non-hedge derivative losses of $8.7 million for the comparable period in 2008.

Production tax credits – During 2006, we purchased interests in two venture capital limited liability companies resulting in a total investment of $15.0 million. Our expected return on the investment will be the receipt of $2 of Oklahoma tax credits for every $1 invested to be recouped from our Oklahoma production taxes. The investments are accounted for as a production tax benefit asset and are netted against tax credits realized in other income using the effective yield method over the expected recovery period. Other income for the three months ended March 31, 2008 and 2009 includes Oklahoma production tax credits of $0.4 million and $10.9 million, respectively.

Non-GAAP financial measures and reconciliations

We define adjusted EBITDA as net income (loss), adjusted to exclude (1) interest and other financing costs, net of capitalized interest, (2) income taxes, (3) depreciation, depletion and amortization, (4) unrealized (gain) loss on ineffective portion of hedges and reclassification adjustments, (5) non-cash change in fair value of non-hedge derivative instruments, (6) interest income, (7) non-cash deferred compensation expense, (8) gain or loss on disposed assets, and (9) impairment charges and other significant, unusual, non-cash charges.

Management uses adjusted EBITDA as a supplemental financial measurement to evaluate our operational trends. Items excluded generally represent non-cash adjustments, the timing and amount of which cannot be reasonably estimated and are not considered by management when measuring our overall operating performance. In addition, adjusted EBITDA mirrors the Consolidated EBITDAX ratio that is used in the covenant calculation required under our Credit Agreement described in the Liquidity and Capital Resources section above. We consider compliance with this covenant to be material. Adjusted EBITDA is used as a supplemental financial measurement in the evaluation of our business and should not be considered as an alternative to net income, as an indicator of our operating performance, as an alternative to cash flows from operating activities, or as a measure of liquidity. Adjusted EBITDA is not defined under GAAP and, accordingly, it may not be a comparable measurement to those used by other companies. The following table provides a reconciliation of net loss to adjusted EBITDA for the specified periods:

	Three months ended March 31,
(Dollars in thousands)	2008	2009
Net loss	$(2,967)	$(124,824)
Interest expense	21,520	22,464
Income tax benefit	(1,875)	(78,406)
Depreciation, depletion, and amortization	23,892	30,443
Unrealized (gain) loss on ineffective portion of hedges and reclassification adjustments	14,862	(10,872)
Non-cash change in fair value of non-hedge derivative instruments	6,126	(28,748)
Interest income	(121)	(101)
Non-cash deferred compensation expense	287	156
(Gain) loss on disposed assets	5	(1)
Loss on impairment of oil and gas properties	—	240,790
Loss on litigation settlement	—	2,928

Adjusted EBITDA	$61,729	$53,829

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

Derivative instruments. Certain of our oil and gas derivative contracts are designed to be treated as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended, (“SFAS 133”). This policy significantly impacts the timing of revenue or expense recognized from this activity, as our contracts are adjusted to their fair value at the end of each month. Pursuant to SFAS 133, the effective portion of the hedge gain or loss, meaning the portion of the change in the fair value of the contract that offsets the change in the expected future cash flows from our forecasted sales of production, is recognized in income when the hedged production is reported as revenue. We reflect this as an adjustment to our revenue in the “Gain (loss) from oil and gas hedging activities” line in our consolidated statements of operations. Until hedged production is reported in earnings and the contract settles, the effective portion of change in the fair value of the contract is reported in the “Accumulated other comprehensive income” line item in stockholders’ equity. The ineffective portion of the hedge gain or loss is reported in the “Gain (loss) from oil and gas hedging activities” line item each period. Our derivative contracts that do not qualify for cash flow hedge treatment, or have not been designated as cash flow hedges, are marked to their period-end market values and the change in the fair value of the contracts is included in the “Non-hedge derivative gains (losses)” line in our consolidated statements of operations. As a result, our reported earnings could include large non-cash fluctuations, particularly in volatile pricing environments.

We determine the fair value of our crude oil, natural gas, and basis swaps by reference to forward pricing curves for oil and gas futures contracts. The difference between the forward price curve and the contractual fixed price is discounted to the measurement date using a credit risk adjusted discount rate. In certain less liquid markets, forward prices are not as readily available. In these circumstances, swaps are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. These contracts are classified as Level 3 in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”). We have determined that the fair value methodology described above for the remainder of our swaps is consistent with observable market inputs and have categorized them as Level 2 in accordance with SFAS 157. We determine fair value for our oil and gas collars using an option pricing model which takes into account market volatility, market prices, contract parameters, and credit risk. Due to unavailability of observable volatility data input for our collars, we have determined that all of our collars’ fair value measurements are categorized as Level 3 in accordance with SFAS 157. Derivative instruments are discounted using a rate that incorporates our nonperformance risk for derivative liabilities, and our counterparties’ credit risk for derivative assets. Our derivative contracts have been executed with the institutions that are parties to our revolving credit facility. We believe the credit risks associated with all of these institutions are acceptable.

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

•

Depreciation, depletion and amortization. The quantities of proved oil and gas reserves are a significant component of our calculation of depreciation, depletion and amortization expense, and revisions in such estimates may alter the rate of future expense. The depreciation, depletion and amortization rate is determined using the units-of-production method based on estimates of proved oil and gas reserves and production, which are converted to a common unit of measure based on the relative energy content.

•

Full cost ceiling limitation. Under the full cost method, the net capitalized costs of oil and gas properties recorded on our balance sheet cannot exceed the estimated future net revenues discounted at 10%, adjusted for derivatives accounted for as cash flow hedges, plus the lower of cost or fair market value of unevaluated properties. The ceiling calculation requires that prices and costs used to determine the estimated future net revenues are those in effect as of the last day of the quarter. If oil and gas prices decline or if we have downward revisions to our estimated reserve quantities, it is possible that write downs of our oil and gas properties could occur in the future.

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

Oil and gas prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and gas prices with any degree of certainty. Sustained declines in oil and gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our Credit Agreement and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our three months ended March 31, 2009 production, our gross revenues from oil and gas sales would change approximately $0.6 million for each $0.10 change in gas prices and $1.0 million for each $1.00 change in oil prices.

To mitigate a portion of our exposure to fluctuations in commodity prices, we enter into commodity price swaps, costless collars, and basis proctection swaps. For commodity price swaps, we receive a fixed price for the hedged commodity and pay a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty.

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

Our outstanding oil and gas derivative instruments as of March 31, 2009 are summarized below:

	Crude Oil Swaps				Crude Oil Collars		Percent of PDP production(1)
	Hedge		Non-hedge		Non-hedge
	Volume MBbl	Weighted average fixed price to be received	Volume MBbl	Weighted average fixed price to be received	Volume MBbl	Weighted average range to be received
2Q 2009	393	$60.67	—	$—	30	$110.00 - $169.15	48.2%
3Q 2009	508	68.21	90	66.57	60	110.00 - 164.28	76.7%
4Q 2009	490	67.97	90	66.18	60	110.00 - 164.28	77.2%
1Q 2010	420	67.40	102	65.80	60	110.00 - 168.55	72.3%
2Q 2010	420	67.10	90	65.47	60	110.00 - 168.55	72.7%
3Q 2010	408	66.43	90	65.10	60	110.00 - 168.55	72.9%
4Q 2010	402	65.95	90	64.75	60	110.00 - 168.55	78.2%
1Q 2011	309	64.40	99	64.24	51	110.00 - 152.71	66.4%
2Q 2011	309	64.06	90	63.93	51	110.00 - 152.71	66.4%
3Q 2011	309	63.71	90	63.61	51	110.00 - 152.71	67.8%
4Q 2011	309	63.33	90	63.30	51	110.00 - 152.71	69.1%
1Q 2012	281	124.66	—	—	157	100.00 - 135.25	68.5%
2Q 2012	275	124.63	—	—	154	100.00 - 135.25	68.4%
3Q 2012	271	124.61	—	—	152	100.00 - 135.25	68.8%
4Q 2012	265	124.60	—	—	149	100.00 - 135.25	68.5%
1Q 2013	262	124.44	—	—	110	100.00 - 133.50	62.5%
2Q 2013	256	124.44	—	—	110	100.00 - 133.50	62.7%
3Q 2013	250	124.45	—	—	107	100.00 - 133.50	62.3%
4Q 2013	245	124.47	—	—	103	100.00 - 133.50	61.6%

	6,382		921		1,636

(1)	Based on our most recent internally estimated PDP production for such periods.

	Natural Gas Swaps Non-hedge		Natural Gas Collars Non-hedge		Percent of PDP production(1)
	Volume BBtu	Weighted average fixed price to be received	Volume BBtu	Weighted average range to be received
2Q 2009	1,550	$6.47	600	$10.00 - $14.06	32.4%
3Q 2009	1,590	8.41	990	10.00 - 13.85	43.4%
4Q 2009	2,900	7.91	990	10.00 - 13.85	70.4%
1Q 2010	3,150	7.73	840	10.00 - 11.53	76.9%
2Q 2010	3,150	7.05	840	10.00 - 11.53	81.3%
3Q 2010	3,150	7.27	840	10.00 - 11.53	85.5%
4Q 2010	3,150	7.69	840	10.00 - 11.53	94.5%
1Q 2011	2,400	7.91	—	—	59.4%
2Q 2011	2,400	7.03	—	—	61.8%
3Q 2011	2,400	7.20	—	—	64.4%
4Q 2011	2,400	7.55	—	—	66.6%

	28,240		5,940

	Natural Gas Basis Protection Swaps Non-hedge
	Volume BBtu	Weighted average fixed price to be paid
2Q 2009	5,160	$0.90
3Q 2009	4,620	0.91
4Q 2009	4,440	0.94
1Q 2010	4,350	0.96
2Q 2010	2,250	0.82
3Q 2010	2,250	0.82
4Q 2010	2,450	0.82
1Q 2011	2,550	0.82

	28,070

(1)	Based on our most recent internally estimated PDP production for such periods.

Subsequent to March 31, 2009, we entered into additional basis swaps for 12,450 BBtu for the periods of January 2010 through December 2011. The weighted average price of the swaps is $0.75. We also entered into additional oil swaps for 141 Mbls for the periods of May through December 2009 with a weighted average price of $57.62.

Interest rates. All of the outstanding borrowings under our Credit Agreement as of March 31, 2009 are subject to market rates of interest as determined from time to time by the banks. We may designate borrowings under our Credit Agreement as either ABR loans or Eurodollar loans. ABR loans bear interest at a fluctuating rate that is linked to the greater of (1) the Prime Rate, as defined in our Credit Agreement, (2) the Federal Funds Effective Rate plus  1/2 of 1%, or (3) the Adjusted LIBO rate, as defined in our Credit Agreement. Eurodollar loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $600.0 million, equal to our borrowing base, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $6.0 million.

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

Effective April 15, 2009, we settled our pending lawsuit against John Milton Graves Trust u/t/a 6/11/2004, et al. This case was filed in the District Court of Tulsa County, State of Oklahoma, and related to (i) a post-closing adjustment of the price we paid for Calumet Oil Company (“Calumet”) in 2006 (the “Working Capital Adjustment”) and (ii) a contractual payment related to an election to be made by the sellers of Calumet (collectively, the “Sellers”) under the federal tax code (the “Tax Election”). As of December 31, 2008, the recorded receivable for the Working Capital Adjustment was $14.4 million, and was included in other assets on the consolidated balance sheet. As of December 31, 2008, the recorded payable related to the Tax Election was $4.4 million, and was included in accounts payable and accrued liabilities on the consolidated balance sheet.

Pursuant to the settlement agreement, which was based upon net calculations of the receivable and payable, the Sellers paid us $7.1 million, which amount is intended to settle all claims related to both the Working Capital Adjustment and the Tax Election claims, and we retained $0.4 million contained in an escrow account covering any losses incurred by us for title defects related to our purchase of Calumet. In addition, the parties issued mutual releases, dismissed with prejudice the pending litigation and the claims made therein, and the Sellers will take action to clear the title to certain properties purchased by us in the Calumet acquisition.

As a result of the settlement, as of March 31, 2009, the receivable related to the Working Capital Adjustment was written down to $7.1 million, the Tax Election payable was eliminated, the escrow cash account was reclassified to operating cash, and we recorded a charge to expense of $2.9 million.

In the opinion of management, there are no other material pending legal proceedings to which we or any of our subsidiaries are a party or of which any of our property is the subject. However, due to the nature of our business, certain legal or administrative proceedings may arise from time to time in the ordinary course of business.

ITEM 1A.	RISK FACTORS

Information with respect to risk factors is included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to the risk factors since the filing of such Form 10-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.18	Third Amendment to Seventh Restated Credit Agreement dated as of May 13, 2008

10.19	Fourth Amendment to Seventh Restated Credit Agreement dated as of December 24, 2008

Exhibit No.	Description

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPARRAL ENERGY, INC.

By:	/s/ Mark A. Fischer
Name:	Mark A. Fischer
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph O. Evans
Name:	Joseph O. Evans
Title:	Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

Date:	May 15, 2009

EXHIBIT INDEX

Exhibit No.	Description

10.18	Third Amendment to Seventh Restated Credit Agreement dated as of May 13, 2008

10.19	Fourth Amendment to Seventh Restated Credit Agreement dated as of December 24, 2008

Exhibit No.	Description

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002