Form 10-Q
period 2009-06-30
Chaparral Energy, Inc.
filed 2009-08-14
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

877,000 shares of the registrant’s common stock were outstanding as of August 13, 2009.

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

The terms defined in this section are used throughout this Form 10-Q:

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

•	Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets

(Dollars in thousands, except per share data)	December 31, 2008	June 30, 2009 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,112	$84,276
Accounts receivable, net	63,957	44,698
Production tax benefit	13,685	43
Inventories	13,552	10,863
Prepaid expenses	4,114	4,328
Derivative instruments	51,412	37,939
Assets held for sale	19,531	4,004

Total current assets	218,363	186,151
Property and equipment—at cost, net	65,759	62,606
Oil & gas properties, using the full cost method:
Proved	1,751,096	1,844,682
Unproved (excluded from the amortization base)	16,865	16,797
Work in progress (excluded from the amortization base)	31,893	1,779
Accumulated depreciation, depletion, amortization and impairment	(573,233)	(863,730)

Total oil & gas properties	1,226,621	999,528
Funds held in escrow	2,350	1,662
Derivative instruments	157,720	16,131
Deferred income taxes	—	71,337
Assets held for sale	7,744	2,576
Other assets	34,279	18,569

	$1,712,836	$1,358,560

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$89,744	$49,064
Accrued payroll and benefits payable	9,215	10,415
Accrued interest payable	15,408	14,394
Revenue distribution payable	19,827	17,391
Current maturities of long-term debt and capital leases	5,536	5,041
Derivative instruments	—	5,420
Deferred income taxes	19,696	12,388
Liabilities associated with discontinued operations	3,697	1,033

Total current liabilities	163,123	115,146
Long-term debt and capital leases, less current maturities	615,936	526,604
Senior notes, net	647,675	647,774
Derivative instruments	3,388	22,466
Deferred compensation	762	815
Asset retirement obligations	33,075	34,712
Deferred income taxes	42,699	—
Liabilities associated with discontinued operations	1,778	185
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 3,000,000 shares authorized; 877,000 shares issued and outstanding as of December 31, 2008 and June 30, 2009, respectively	9	9
Additional paid in capital	100,918	100,918
Retained earnings (accumulated deficit)	21,340	(121,208)
Accumulated other comprehensive income, net of taxes	82,133	31,139

	204,400	10,858

	$1,712,836	$1,358,560

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of operations

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2008 (unaudited)	2009 (unaudited)	2008 (unaudited)	2009 (unaudited)
Revenues:
Oil and gas sales	$157,668	$69,064	$278,696	$122,931
Gain (loss) from oil and gas hedging activities	(58,230)	6,188	(89,355)	21,691

Total revenues	99,438	75,252	189,341	144,622
Costs and expenses:
Lease operating	26,367	23,557	53,912	50,965
Production tax	10,601	4,941	18,516	8,801
Depreciation, depletion and amortization	24,934	25,230	48,645	55,400
Loss on impairment of oil & gas properties	—	—	—	240,790
Litigation settlement	—	—	—	2,928
General and administrative	7,829	5,906	14,081	12,274

Total costs and expenses	69,731	59,634	135,154	371,158
Operating income (loss)	29,707	15,618	54,187	(226,536)
Non-operating income (expense):
Interest expense	(21,101)	(22,720)	(42,621)	(45,184)
Non-hedge derivative gains (losses)	(58,499)	(33,019)	(67,181)	17,308
Other income	669	2,783	1,154	13,750

Net non-operating expense	(78,931)	(52,956)	(108,648)	(14,126)
Loss from continuing operations before income taxes	(49,224)	(37,338)	(54,461)	(240,662)
Income tax benefit	(18,903)	(14,175)	(20,931)	(92,617)

Loss from continuing operations	(30,321)	(23,163)	(33,530)	(148,045)
Income from discontinued operations, net of related taxes	269	5,439	511	5,497

Net loss	$(30,052)	$(17,724)	$(33,019)	$(142,548)

Net income (loss) per share (basic and diluted):
Continuing operations	$(34.57)	$(26.41)	$(38.23)	$(168.81)
Discontinued operations	0.30	6.20	0.58	6.27

Net income (loss) per share (basic and diluted):	$(34.27)	$(20.21)	$(37.65)	$(162.54)

Weighted average number of shares used in calculation of basic and diluted net income (loss) per share	877,000	877,000	877,000	877,000

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows

	Six months ended June 30,
(Dollars in thousands)	2008 (unaudited)	2009 (unaudited)
Cash flows from operating activities
Net loss	$(33,019)	$(142,548)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion & amortization	48,645	55,400
Depreciation, depletion & amortization of discontinued operations	522	499
Loss on impairment of oil and gas properties	—	240,790
Litigation settlement	—	2,928
Deferred income taxes	(20,612)	(89,178)
(Gain) loss from hedge ineffectiveness and reclassification adjustments	28,098	(18,759)
Change in fair value of non-hedge derivative instruments	67,181	(17,308)
Gain on sale of ESP Division of GCS and other assets	(230)	(9,005)
Other	777	1,359
Change in assets and liabilities
Accounts receivable	(14,410)	39,649
Inventories	(276)	3,310
Prepaid expenses and other assets	3,614	9,946
Accounts payable and accrued liabilities	23,560	(6,466)
Revenue distribution payable	8,231	(2,436)
Deferred compensation	2,393	(149)

Net cash provided by operating activities	114,474	68,032
Cash flows from investing activities
Purchase of property and equipment and oil and gas properties	(151,443)	(99,605)
Proceeds from sale of ESP Division of GCS	—	24,650
Proceeds from dispositions of property and equipment and oil and gas properties	1,610	437
Settlement of non-hedge derivative instruments	(4,559)	132,466
Cash in escrow	2,596	389

Net cash provided by (used in) investing activities	(151,796)	58,337
Cash flows from financing activities
Proceeds from long-term debt	47,541	—
Repayment of long-term debt	(2,272)	(91,922)
Principal payments under capital lease obligations	(100)	(126)
Settlement of derivative instruments acquired	108	—
Fees paid related to financing activities	(647)	(2,157)

Net cash provided by (used in) financing activities	44,630	(94,205)

Net increase in cash and cash equivalents	7,308	32,164
Cash and cash equivalents at beginning of period	11,687	52,112

Cash and cash equivalents at end of period	$18,995	$84,276

Supplemental cash flow information
Cash paid during the period for:
Interest, net of capitalized interest	$37,471	$44,276
Income taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows—(Continued)

Supplemental disclosure of investing and financing activities

During the six months ended June 30, 2008 and 2009, we entered into capital lease obligations of $448 and $111, respectively, for the purchase of machinery and equipment.

During the six months ended June 30, 2008, oil and gas property additions of $3,701 were recorded as increases to accounts payable and accrued expenses, and were reflected in cash used in investing activities in the periods that the payables were settled. During the six months ended June 30, 2009, oil and gas property additions of $35,089 previously included in accounts payable and accrued expenses were settled and are reflected in cash used in investing activities.

We also recorded a non-cash reduction in oil and gas properties and a corresponding increase in accounts receivable of $4,845 during the six months ended June 30, 2008. This amount represents loss of well control insurance proceeds for costs incurred prior to June 30, 2008 on the Bowdle 47 No. 2 well. During the six months ended June 30, 2009, we received the final insurance settlement of $1,910, which was recorded as a reduction in cash paid for the purchase of property and equipment and oil and gas properties.

During the six months ended June 30, 2008 and 2009, we recorded an asset and related liability of $500 and $300, respectively, associated with the asset retirement obligation on the acquisition and/or development of oil and gas properties.

Interest of $681 and $410 was capitalized during the six months ended June 30, 2008 and 2009, respectively, primarily related to unproved oil and gas leaseholds.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

Note 1: Nature of operations and summary of significant accounting policies

Chaparral Energy, Inc. and subsidiaries, (collectively, “we”, “our”, “us”, or the “Company”) is involved in the acquisition, exploration, development, production and operation of oil and gas properties. Properties are located primarily in Oklahoma, Texas, New Mexico, Louisiana, Arkansas, Montana, Kansas, and Wyoming.

Interim financial statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the financial information and disclosures required by GAAP. The financial information as of June 30, 2009, and for the three months and six months ended June 30, 2008 and 2009, is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2009.

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

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of June 30, 2009, cash and funds held in escrow with a recorded balance totaling $81,494 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.

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

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to all classes of common shareholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted net income (loss) per share is determined in the same manner as basic net income (loss) per share except that the number of shares is increased to assume exercise of potentially dilutive securities outstanding during the periods presented. There were no potentially dilutive securities outstanding during the periods presented.

Accounts receivable

Accounts receivable consisted of the following at December 31, 2008 and June 30, 2009:

	December 31, 2008	June 30, 2009
Joint interests	$21,136	$13,907
Accrued oil and gas sales	27,432	27,195
Hedge settlements	15,315	4,146
Other	654	125
Allowance for doubtful accounts	(580)	(675)

	$63,957	$44,698

Inventories

Inventories are comprised of equipment used in developing oil and gas properties, oil and gas production inventories, and equipment for resale. Equipment inventory and inventory for resale are carried at the lower of cost or market using the average cost method. Oil and gas product inventories are stated at the lower of production cost or market. We regularly review inventory quantities on hand and records provisions for excess or obsolete inventory, if necessary. Inventories at December 31, 2008 and June 30, 2009 consisted of the following:

	December 31, 2008	June 30, 2009
Equipment inventory	$10,484	$8,391
Oil and gas product	3,467	3,272
Inventory valuation allowance	(399)	(800)

	$13,552	$10,863

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

In accordance with the full cost method of accounting, the net capitalized costs of oil and gas properties are not to exceed their related estimated future net revenues discounted at 10% (“PV-10 value”), as adjusted for our cash flow hedge positions and net of tax considerations, plus the lower of cost or estimated fair value of unproved properties. During the first quarter of 2009, gas prices declined significantly as compared to the December 31, 2008 spot price of $5.62 per Mcf. Based on March 31, 2009, spot prices of $49.66 per Bbl of oil and $3.63 per Mcf of gas, the internally estimated PV-10 value of our reserves declined by 13.5% compared to the PV-10 value at December 31, 2008. As a result, we recorded a ceiling test impairment of oil and gas properties of $240,790 during the first quarter of 2009. The effect of derivative contracts accounted for as cash flow hedges, based on the March 31, 2009, spot prices, increased the full cost ceiling by $169,013, thereby reducing the ceiling test write down by the same amount.

The internally estimated PV-10 value of our reserves was estimated based on spot prices of $69.89 per Bbl of oil and $3.89 per Mcf of gas at June 30, 2009. The effect of derivative contracts accounted for as cash flow hedges, based on these June 30, 2009, spot prices, reduced the full cost ceiling by $12,928. The qualifying cash flow hedges as of June 30, 2009, which consisted of commodity price swaps, covered 4,265 MBbls of oil production for the period from July 2009 through December 2011. As of June 30, 2009, the cost center ceiling exceeded the net capitalized cost of our oil and gas properties, and no ceiling test impairment was recorded during the second quarter of 2009.

A decline in oil and gas prices subsequent to June 30, 2009, could result in additional ceiling test write downs in the third quarter of 2009 or in subsequent periods. The amount of any future impairment is difficult to predict, and will depend on the oil and gas prices at the end of or during each period, the incremental proved reserves added during each period, and additional capital spent.

Production tax benefit asset

During 2006, we purchased interests in two venture capital limited liability companies resulting in a total investment of $15,000. Our return on the investment was the receipt of $2 of Oklahoma tax credits for every $1 invested and was recouped from our Oklahoma production taxes. The investments are accounted for as a production tax benefit asset and are netted against tax credits realized in other income using the effective yield method over the expected recovery period. As of December 31, 2008 and June 30, 2009, the carrying value of the production tax benefit asset was $13,685 and $43, respectively. Oklahoma production tax credits of $323 and $2,684, respectively, for the three months ended June 30, 2008 and 2009 and $688 and $13,544, respectively, for the six months ended June 30, 2008 and 2009 were included in other income in the consolidated statements of operations.

Funds held in escrow

We have funds held in escrow that are restricted as to withdrawal or usage. The restricted amounts consisted of the following:

	December 31, 2008	June 30, 2009
Escrow from acquisitions	$692	$—
Plugging and abandonment escrow	1,658	1,662

	$2,350	$1,662

We are entitled to make quarterly withdrawals from the plugging escrow account equal to one-half of the interest earnings for the period and as reimbursement for actual plugging and abandonment expenses incurred on the North Burbank Unit, provided that written documentation has been provided. The balance is not intended to reflect our total future financial obligation for the plugging and abandonment of these wells.

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

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). If applicable, we would report a liability for tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return, and would recognize interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2008 and June 30, 2009, we have not recorded a liability or accrued interest related to uncertain tax positions.

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

In December 2008, the SEC issued Release No. 33-8995, Modernization of Oil and Gas Reporting, which revises disclosure requirements for oil and gas companies. The new disclosure requirements permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The new disclosure requirements also require companies to include nontraditional resources such as oil sands, shale, coal beds or other nonrenewable natural resources in reserves if they are intended to be upgraded to synthetic oil and gas. Currently the SEC requires that reserve volumes are determined using prices on the last day of the reporting period; however, the new disclosure requirements provide for reporting oil and gas reserves using an average price based upon the first day of each month for the prior twelve months rather than year-end prices. The new requirements will also allow companies to disclose their probable and possible reserves to investors, and will require them to report the independence and qualifications of their reserves preparer or auditor. The new rule is effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, pending the potential alignment of certain accounting standards by the FASB with the new rule. We will adopt the provisions of the new rule in connection with our December 31, 2009 Form 10-K filing. We are currently evaluating the impact of the rule on our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist. This statement, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. We adopted the statement for the period ending June 30, 2009. The adoption of this statement did not have an impact on our financial position or results of operations.

Subsequent events

As of August 13, 2009, which is the date these financial statements were issued, there are no additional material subsequent events requiring additional disclosure in or amendment to these financial statements.

Note 2: Discontinued operations

During the second quarter of 2009, we committed to a plan to sell the assets of Green Country Supply, Inc. (“GCS”), a wholly owned subsidiary that provides oilfield supplies, oilfield chemicals, downhole electric submersible pumps, and related services to oil and gas operators primarily in Oklahoma, Texas, and Wyoming.

On May 14, 2009, we entered into an agreement to sell the assets of the Electric Submersible Pumps Division of GCS (the “ESP Division”) to Global Oilfield Services, Inc. (“Global”) for a cash price of $26,000, subject to working capital adjustments as provided in the agreement. On June 8, 2009, we received $24,650 in conjunction with the closing of the ESP Division sale to Global. The amount received reflected a reduction of $1,350 due to working capital changes as of March 31, 2009. We paid off notes payable attributed to certain assets sold to Global in the amount of $1,605. The purchase price is subject to a final working capital adjustment on or before August 27, 2009. As of June 30, 2009, we recorded a pre-tax gain associated with the sale of $9,004. All taxable income associated with such gain was offset by existing net operating losses.

The operating results of GCS for the three and six months ended June 30, 2008 and 2009 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below.

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Revenues	$8,331	$3,314	$16,070	$8,113
Operating expenses	(7,896)	(3,476)	(15,240)	(8,181)
Gain on sale	—	9,004	—	9,004

Income before income taxes	435	8,842	830	8,936
Income tax provision	(166)	(3,403)	(319)	(3,439)

Income from discontinued operations	$269	$5,439	$511	$5,497

At December 31, 2008 and June 30, 2009, the assets and liabilities of GCS are classified as assets held for sale and liabilities associated with discontinued operations, respectively, on our consolidated balance sheets.

Note 3: Derivative activities and financial instruments

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

Our outstanding oil and gas derivative instruments as of June 30, 2009, are summarized below:

	Oil derivatives
	Swaps		Collars
	Volume MBbl	Weighted average fixed price to be received	Volume MBbl	Weighted average range to be received
2009	1,304	$67.32	120	$110.00 - $164.28
2010	2,277	67.07	240	110.00 - 168.55
2011	1,605	63.86	204	110.00 - 152.71

	5,186		564

	Gas derivatives				Natural gas basis protection swaps
	Swaps		Collars
	Volume BBtu	Weighted average fixed price to be received	Volume BBtu	Weighted average range to be received	Volume BBtu	Weighted average fixed price to be paid
2009	4,490	$8.09	1,980	$10.00 - $13.85	9,060	$0.92
2010	12,600	7.43	3,360	10.00 - 11.53	15,050	0.84
2011	9,600	7.42	—		11,250	0.77

	26,690		5,340		35,360

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

	As of December 31, 2008			As of June 30, 2009
	Assets	Liabilities	Net Value	Assets	Liabilities	Net Value
Derivatives designated as cash flow hedges:
Oil swaps	$116,311	$(5,631)	$110,680	$1,104	$(36,759)	$(35,655)
Derivatives not designated as hedging instruments:
Gas swaps	14,043	(731)	13,312	36,786	—	36,786
Oil swaps	2,424	(1,688)	736	—	(9,558)	(9,558)
Gas collars	21,682	—	21,682	23,990	—	23,990
Oil collars	57,716	—	57,716	19,239	—	19,239
Natural gas basis differential swaps	2,093	(475)	1,618	—	(8,618)	(8,618)

Total non-hedge instruments	97,958	(2,894)	95,064	80,015	(18,176)	61,839

Total derivative instruments	214,269	(8,525)	205,744	81,119	(54,935)	26,184
Less:
Netting adjustments (1)	5,137	(5,137)	—	27,049	(27,049)	—
Current portion asset (liability)	51,412	—	51,412	37,939	(5,420)	32,519

	$157,720	$(3,388)	$154,332	$16,131	$(22,466)	$(6,335)

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow us to net settle positive and negative positions with the same counterparties.

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

Gains and losses associated with cash flow hedges are summarized below.

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Amount of gain (loss) recognized in AOCI (effective portion)
Oil swaps	$(256,728)	$(57,944)	$(303,752)	$(59,444)
Gas swaps	(24,866)	—	(44,729)	—
Income taxes	108,926	22,402	134,802	22,993

	$(172,668)	$(35,542)	$(213,679)	$(36,451)

Amount of gain (loss) reclassified from AOCI in income (effective portion)(1)
Oil swaps	$(25,647)	$6,761	$(41,297)	$19,072
Gas swaps	(7,065)	1,758	(6,215)	4,645
Income taxes	12,653	(3,190)	18,379	(9,174)

	$(20,059)	$5,329	$(29,133)	$14,543

Amount of loss recognized in income (ineffective portion)(1)
Oil swaps	$(11,747)	$(2,331)	$(14,399)	$(2,026)
Gas swaps	(13,771)	—	(27,444)	—

	$(25,518)	$(2,331)	$(41,843)	$(2,026)

(1)	Included in gain (loss) from oil and gas hedging activities in the consolidated statements of operations.

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

In addition, during the fourth quarter of 2008, we early settled oil and gas swaps and collars with original settlement dates from January through June of 2009 for proceeds of $32,589. During the first quarter of 2009, we early settled additional gas swaps with original settlement dates from May through October of 2009 for proceeds of $9,522. During the second quarter of 2009, we early settled additional oil swaps and collars with original settlement dates from January 2012 through December 2013 for proceeds of $102,352. Certain swaps that were early settled had previously been accounted for as cash flow hedges. As of December 31, 2008, and June 30, 2009, accumulated other comprehensive income included $23,662 and $86,436, respectively, of deferred gains related to discontinued cash flow hedges that will be recognized as a gain from oil and gas hedging activities when the hedged production is sold. No oil and gas derivatives were early settled during the first six months of 2008.

Gains of $7,887 and $19,159 associated with derivatives for which hedge accounting had previously been discontinued, were reclassified into earnings during the three and six months ended June 30, 2009, respectively, as the hedged production was sold. There were no gains or losses associated with the discontinuance of hedge accounting treatment during the three and six months ended June 30, 2008. Gain (loss) from oil and gas hedging activities, which is a component of total revenues in the consolidated statements of operations, is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Oil derivatives
Reclassification adjustment for hedge gains (losses) included in net loss	$(25,647)	$6,761	$(41,297)	$19,072
Loss on ineffective portion of derivatives qualifying for hedge accounting	(11,747)	(2,331)	(14,399)	(2,026)
Gas derivatives
Reclassification adjustment for hedge gains (losses) included in net loss	(7,065)	1,758	(6,215)	4,645
Loss on ineffective portion of derivatives qualifying for hedge accounting	(13,771)	—	(27,444)	—

Total	$(58,230)	$6,188	$(89,355)	$21,691

Based upon market prices at June 30, 2009, and assuming no future change in the market, we expect to reclassify $4,641 of the balance in accumulated other comprehensive income to income during the next 12 months when the forecasted transactions actually occur. All forecasted transactions hedged as of June 30, 2009, are expected to be settled by December 2011.

The changes in fair value and settlement of derivative contracts that do not qualify or have not been designated as hedges in accordance with SFAS 133 are recognized as non-hedge derivative gains (losses). All non-hedge derivative contracts outstanding at June 30, 2009, are expected to be settled by December 2011. Non-hedge derivative gains (losses) in the consolidated statements of operations are comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Change in fair value of non-qualified commodity price swaps	$(51,058)	$(98,665)	$(58,880)	$(68,753)
Change in fair value of non-designated costless collars	(8,557)	(39,331)	(8,557)	(36,169)
Change in fair value of natural gas basis differential contracts	3,119	(5,910)	4,815	(10,236)
Receipts from (payments on) settlement of non-qualified commodity price swaps	(3,380)	84,499	(5,206)	99,229
Receipts from settlement of non-designated costless collars	—	27,267	—	32,345
Receipts from (payments on) settlement of natural gas basis differential contracts	1,377	(879)	647	892

	$(58,499)	$(33,019)	$(67,181)	$17,308

Derivative settlements receivable of $15,315 and $4,146 were included in accounts receivable at December 31, 2008 and June 30, 2009, respectively. Derivative settlements payable of $0 and $3,617 were included in accounts payable and accrued liabilities at December 31, 2008 and June 30, 2009, respectively.

We have no Level 1 assets or liabilities as of June 30, 2009. Our derivative contracts classified as Level 2 are valued using quotations provided by price index developers such as Platts and Oil Price Information Service. In certain less liquid markets, forward prices are not as readily available. In these circumstances, commodity swaps are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. These contracts are classified as Level 3. Due to unavailability of observable volatility data input, the fair value measurement of all our collars has been categorized as Level 3.

The fair value hierarchy for our financial assets and liabilities as of December 31, 2008 and June 30, 2009, accounted for at fair value on a recurring basis is shown by the following tables.

	As of December 31, 2008			As of June 30, 2009
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$134,666	$(8,525)	$126,141	$37,890	$(54,935)	$(17,045)
Significant unobservable inputs (Level 3)	79,603	—	79,603	43,229	—	43,229
Netting adjustments (1)	(5,137)	5,137	—	(27,049)	27,049	—

	$209,132	$(3,388)	$205,744	$54,070	$(27,886)	$26,184

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow us to net settle positive and negative positions with the same counterparties.

Changes in the fair value of net commodity derivatives classified as Level 3 in the fair value hierarchy at June 30, 2009, were:

Six months ended June 30, 2009	Net derivative assets
Beginning balance	$79,603
Total realized and unrealized gains included in non-hedge derivative gains (losses)	(3,739)
Purchases, issuances, and settlements	(32,635)

Ending balance	$43,229

The amount of total gains for the period included in non-hedge derivative gains (losses) attributable to the change in unrealized gains relating to assets still held at the reporting date	$1,632

Fair value of financial instruments

The carrying values of items comprising current assets and current liabilities, other than derivatives, approximate fair values due to the short-term maturities of these instruments. The carrying value for long-term debt at December 31, 2008, and June 30, 2009, approximates fair value because substantially all debt carries variable market rates. Based on market prices, at December 31, 2008, the fair value of the 8 1/2 % Senior Notes and 8 7/8 % Senior Notes were $73,125 and $73,125, respectively. Based on market prices, at June 30, 2009, the fair value of the 8 1/2 % Senior Notes and 8 7/8 % Senior Notes were $201,500 and $201,500, respectively.

Fair value amounts have been estimated using available market information. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Note 4: Asset retirement obligations

The following table provides a summary of our asset retirement obligations for June 30, 2009.

Six months ended June 30, 2009
Beginning balance	$33,375
Liabilities incurred in current period	300
Liabilities settled in current period	(89)
Accretion expense	1,426

$35,012
Less current portion	300

$34,712

Note 5: Long-term debt

Long-term debt at December 31, 2008, and June 30, 2009, consisted of the following:

	December 31, 2008	June 30, 2009
Revolving credit line with banks	$594,000	$507,001
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 5.50% to 7.283%, due February 2011 through January 2029; collateralized by real property	13,806	13,676
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 4.594% to 9.658%, due July 2009 through November 2013; collateralized by automobiles, machinery and equipment	13,140	10,457

	620,946	531,134
Less current maturities	5,301	4,770

	$615,645	$526,364

In October 2006, we entered into a Seventh Restated Credit Agreement, which is scheduled to mature on October 31, 2010, and is collateralized by our oil and gas properties. Availability under our credit agreement is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once every six months. As a result of our early settlement of derivatives in the second quarter of 2009, the borrowing base was reduced from $600,000 to $513,001 effective June 8, 2009.

Interest was paid at least every three months during 2008 and 2009. The effective rate of interest on the entire outstanding balance was 5.299% and 5.937% as of December 31, 2008 and June 30, 2009, respectively, and was based upon LIBOR.

The Credit Agreement has certain negative and affirmative covenants that require, among other things, maintaining financial covenants for current and debt service ratios and financial reporting. The Credit Agreement, as amended effective May 21, 2009, requires us to maintain a Consolidated Senior Total Debt to Consolidated EBITDAX ratio, as defined in our Credit Agreement, of not greater than:

•	2.50 to 1.0 for the four consecutive fiscal quarters ending on March 31, 2009;

•	3.00 to 1.0 for the four consecutive fiscal quarters ending on June 30, 2009, September 30, 2009, December 31, 2009, and March 31, 2010; and

•	2.75 to 1.0 for the four consecutive fiscal quarters ending on June 30, 2010, September 30, 2010, and December 31, 2010.

For purposes of the amended ratio, Consolidated Senior Total Debt consists of all outstanding loans under the Credit Agreement, letters of credit and all obligations under capital leases, minus cash on hand in excess of accounts payable and accrued liabilities that are more than 90 days past the invoice date, as defined in the Fifth Amendment to our Credit Agreement.

The Credit Agreement, as amended, also requires us to limit the aggregate amount of our capital expenditures incurred during the period beginning April 1, 2009 and ending December 31, 2009 to our discretionary cash flows for the period. Discretionary cash flows consist of Consolidated EBITDAX minus interest expense and taxes paid during the period, as defined in the Fifth Amendment to our Credit Agreement.

We believe we were in compliance with all covenants under the Credit Agreement as of June 30, 2009.

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

Our Credit Agreement is scheduled to mature on October 31, 2010. If we are not able to extend the maturity of our Credit Agreement before October 31, 2009, the entire balance then outstanding would be classified as a current liability. Borrowings under our Credit Agreement are excluded from the Credit Agreement definition of current liabilities. We do not expect current classification of the borrowings to impact our current ratio as calculated for loan compliance.

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

Note 6: Related party transactions

In September 2006, Chesapeake Energy Corporation, now CHK Holdings, L.L.C., (“Chesapeake”) acquired a 31.9% beneficial interest in the Company through the sale of common stock. We participate in ownership of properties operated by Chesapeake and received revenues and incurred joint interest billings on these properties of: $2,296 and $512, respectively, for the three months ended June 30, 2008; $972 and $750, respectively, for the three months ended June 30, 2009; $4,468 and $1,330, respectively, for the six months ended June 30, 2008; and $2,636 and $2,136 respectively, for the six months ended June 30, 2009. In addition, Chesapeake participates in ownership of properties operated by us. We paid revenues and recorded joint interest billings to Chesapeake of: $489 and $397, respectively, during the three months ended June 30, 2008; $236 and $642, respectively, during the three months ended June 30, 2009; $1,113 and $1,475, respectively, during the six months ended June 30, 2008, and $620 and $1,830, respectively, during the six months ended June 30, 2009. Amounts receivable from and payable to Chesapeake were $1,914 and $1,188, respectively, as of December 31, 2008. Amounts receivable from and payable to Chesapeake were $2,014 and $1,486, respectively, as of June 30, 2009.

Note 7: Deferred compensation

Effective January 1, 2004, we implemented a Phantom Unit Plan, which was revised on January 1, 2007, as the First Amended and Restated Phantom Stock Plan (the “Plan”) to provide deferred compensation to certain key employees (the “Participants”). Phantom stock may be awarded to participants in total up to 2% of the fair market value of the Company. No participant may be granted, in the aggregate, more than 5% of the maximum number of phantom shares available for award. Under the current plan, awards vest on the fifth anniversary of the award date, but may also vest on a pro-rata basis following a participant’s termination of employment with us due to death, disability, retirement or termination by us without cause. Also, phantom stock will vest if a change of control event occurs. Upon vesting, participants are entitled to redeem their phantom stock for cash within 120 days of the vesting date.

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

Compensation expense is recognized over the vesting period of the phantom stock and is reflected in lease operating and general and administrative expenses in the consolidated statements of operations. Such expense is calculated net of forfeitures estimated based on our historical and expected turnover rates. We recognized deferred compensation expense as follows:

	Three months ending		Six months ending
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Deferred compensation cost	$3,135	$706	$3,566	$940
Less: deferred compensation cost capitalized	(1,029)	(232)	(1,173)	(309)

Deferred compensation expense	$2,106	474	$2,393	631

A summary of our phantom unit activity as of December 31, 2008, and changes during the first six months of fiscal year 2009 is presented in the following table:

	Fair value	Phantom stock units	Weighted average remaining contract term	Aggregate intrinsic value
	(Per unit)
Unvested and total outstanding at December 31, 2008	$10.22	219,658
Granted	$10.08	31,965
Vested	$10.08	(77,224)
Forfeited	$10.22	(1,640)

Unvested and total outstanding at June 30, 2009	$19.05	172,759	2.29	$3,291

As of June 30, 2009, there was approximately $1,579 of total unrecognized compensation cost related to unvested phantom units that is expected to be recognized over a weighted-average period of 2.29 years. As of December 31, 2008 and June 30, 2009, accrued payroll and benefits payable included $789 and $897, respectively, for deferred compensation costs vesting within the next twelve months.

Note 8: Commitments and contingencies

Standby letters of credit (“Letters”) available under the revolving credit line are used in lieu of surety bonds with various city, state and federal agencies for liabilities relating to the operation of oil and gas properties. We had various Letters outstanding totaling $2,730 and $2,880 as of December 31, 2008, and June 30, 2009, respectively. Interest on each Letter accrues at the lender’s prime rate (effective rate of 5.299% at December 31, 2008, and 5.937% at June 30, 2009) for all amounts paid by the lenders under the Letters. We paid no interest on the Letters during the three and six months ended June 30, 2008 and 2009.

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

As of December 31, 2008, the recorded receivable for the Working Capital Adjustment was $14,406, and was included in other assets on the consolidated balance sheet. As of December 31, 2008, the recorded payable related to the Tax Election was $4,378, and was included in accounts payable and accrued liabilities on the consolidated balance sheet. As a result of the settlement, as of June 30, 2009, the receivable related to the Working Capital Adjustment and the Tax Election payable were eliminated, the escrow cash account was reclassified to operating cash, and we recorded a charge to expense of $2,928.

In February 2008, loss of well control occurred at the Bowdle 47 No. 2 well in Loving County, Texas. Total costs attributable to the loss of well control were approximately $10,648. Our insurance policy has covered 100% of these costs, with the $627 insurance retention and deductible being payable by us. As of June 30, 2009, we have received insurance proceeds of $10,021, and no further receipts are expected. Insurance proceeds received are recorded as a reduction of oil and gas properties on the balance sheet and in the statement of cash flows.

Note 9: Comprehensive loss

Components of comprehensive loss, net of related tax, are as follows for the three and six months ended June 30, 2008, and 2009:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Net loss	$(30,052)	$(17,724)	$(33,019)	$(142,548)
Unrealized loss on hedges	(172,668)	(35,542)	(213,679)	(36,451)
Reclassification adjustment for hedge (gains) losses included in net loss	20,059	(5,329)	29,133	(14,543)

Comprehensive loss	$(182,661)	$(58,595)	$(217,565)	$(193,542)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an independent oil and gas company engaged in the production, acquisition, and exploitation of oil and gas properties. Our areas of operation include the Mid-Continent, Permian Basin, Gulf Coast, Ark-La-Tex, North Texas, and the Rocky Mountains. We maintain a portfolio of proved and unproved reserves, development and exploratory drilling opportunities, and EOR projects.

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

Generally our producing properties have declining production rates. Our reserve estimates as of December 31, 2008, reflect that our production rate on current proved developed producing reserve properties will decline at annual rates of approximately 17.0%, 11.4%, and 10.8% for the next three years. To grow our production and cash flow we must find, develop, and acquire new oil and gas reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop, and acquire oil and gas reserves.

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

During the second quarter of 2009, quarterly production was 11,696 MMcfe, a 9.3% increase over production levels in the second quarter of 2008, primarily due to our capital expenditures in the Permian and Mid Continent areas during 2008. However, a 59.9% decline in our average sales price before hedging resulted in a 56.2% decrease in revenue from oil and gas sales in the second quarter of 2009 compared to the same period in 2008. Despite this decrease in revenue, the $25.5 million decline in our non-hedge derivative losses, combined with the $9.0 million gain on the sale of the Electric Submersible Pumps division (the “ESP Division”) of Green Country Supply, Inc. (“GCS”), resulted in a reduction of our net loss from $30.1 million during the second quarter of 2008 to $17.7 million during the second quarter of 2009.

All of our operating expenses, with the exception of depreciation, depletion and amortization, decreased on both an absolute and per Mcfe basis during the second quarter of 2009 compared to the same period in 2008 due to a reduction in activity and lower overall industry costs. Oil prices have recently started to improve, and if this upward trend continues, we expect operating costs to increase as well.

Our development, exploration, and acquisition activities require substantial capital expenditures. Historically, we have funded our capital expenditures through a combination of cash flows from operations and debt. Due to the recent turmoil in the market and the sharp decline in oil and gas prices, which began during the fourth quarter of 2008, we plan to keep our capital expenditures within our discretionary cash flow for the period from April 1, 2009 to December 31, 2009, as required by our amended Credit Agreement.

The following are material events that have impacted our results of operations or liquidity discussed below, or are expected to impact these items in future periods:

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

Our cash accounts and deposits with any financial institution that exceed the amount insured by the Federal Deposit Insurance Corporation are at risk in the event one of these financial institutions should fail. As of June 30, 2009, cash with a recorded balance totaling $81.5 million was held at JP Morgan Chase Bank, N.A.

We sell our crude oil, natural gas and natural gas liquids to a variety of purchasers. Some of these parties may experience liquidity problems. Nonperformance by a trade creditor could result in losses. We also have significant net derivative assets that are held by affiliates of our lenders. As of June 30, 2009, net derivative assets totaling $48.5 million were held by JP Morgan Chase Bank, N.A., Calyon Credit Agricole CIB, The Royal Bank of Scotland plc, and Bank of Oklahoma.

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

Oil and gas prices declined significantly during the second quarter of 2009 compared to the second quarter of 2008, which will reduce our cash flows from operations in future periods in which prices remain at or below the current levels. The commodity price swaps and costless collars that cover approximately 77% of our expected PDP oil production through December 2011 and approximately 70% of our expected PDP gas production through December 2011 will, however, become more valuable if prices continue to decline.

•

Credit Agreement. Our current Credit Agreement is a revolving credit facility in the amount of $513.0 million. At June 30, 2009, we had $507.0 million outstanding under the Credit Agreement and $2.9 million was utilized by outstanding letters of credit.

The Credit Agreement is scheduled to mature on October 31, 2010. Should current credit market volatility be prolonged, future extensions of our Credit Agreement may contain terms that are less favorable than those of our current Credit Agreement. If we are not able to extend the maturity of our Credit Agreement before October 31, 2009, the entire balance then outstanding would be classified as a current liability. Borrowings under our Credit Agreement are excluded from the Credit Agreement definition of current liabilities. We do not expect current classification of the borrowings to impact our current ratio as calculated for loan compliance.

Covenants set forth in the indentures for our 8 1/2% Senior Notes and the 8 7/8% Senior Notes, including the Adjusted Consolidated Net Tangible Asset debt incurrence test (the “ACNTA test”), limit the amount of secured debt we can incur. Certain thresholds set forth in the ACNTA test are principally reliant upon the levels of commodity prices for oil and gas at specified dates. Based on the commodity prices for oil and gas at December 31, 2008, we will be unable to borrow additional amounts under our Credit Agreement during 2009, regardless of the availability under our Credit Agreement, unless our secured debt is reduced below approximately $330.0 million.

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

The internally estimated PV-10 value of our reserves was estimated based on spot prices of $69.89 per Bbl of oil and $3.89 per Mcf of gas at June 30, 2009. The effect of derivative contracts accounted for as cash flow hedges, based on these June 30, 2009, spot prices, reduced the full cost ceiling by $12.9 million. The qualifying cash flow hedges as of June 30, 2009, which consisted of commodity price swaps, covered 4,265 MBbls of oil production for the period from July 2009 through December 2011. As of June 30, 2009, the cost center ceiling exceeded the net capitalized cost of our oil and gas properties, and no ceiling test impairment was recorded during the second quarter of 2009.

A decline in oil and gas prices subsequent to June 30, 2009 could result in additional ceiling test write downs in the third quarter of 2009 or in subsequent periods. The amount of any future impairment is difficult to predict, and will depend on the oil and gas prices at the end of or during each period, the incremental proved reserves added during each period, and additional capital spent.

•

Production tax credit. During 2006, we purchased interests in two venture capital limited liability companies resulting in a total investment of $15.0 million. Our return on the investment was the receipt of $2 of Oklahoma tax credits for every $1 invested and was recouped from our Oklahoma production taxes. The investments are accounted for as a production tax benefit asset and are netted against tax credits realized in other income using the effective yield method over the expected recovery period. As of June 30, 2009, we had received $30.0 million of proceeds from the Oklahoma tax credits.

During the three and six months ended June 30, 2009, we received cash of $5.3 million and $27.2 million, respectively, from application of these tax credits. This source of cash received will not be available in future periods.

•

Discontinued Operations – During the second quarter of 2009, we committed to a plan to sell the assets of GCS, a wholly owned subsidiary that provides oilfield supplies, oilfield chemicals, downhole electric submersible pumps, and related services to oil and gas operators primarily in Oklahoma, Texas, and Wyoming.

On May 14, 2009, we entered into an agreement to sell the assets of the ESP Division of GCS to Global Oilfield Services, Inc. (“Global”) for a cash price of $26.0 million, subject to working capital adjustments as provided in the agreement. On June 8, 2009, we received $24.7 million in conjunction with the closing of the ESP Division sale to Global. The amount received reflected a reduction of $1.3 million due to working capital changes as of March 31, 2009. We paid off notes payable attributed to certain assets sold to Global in the amount of $1.6 million. The purchase price is subject to a final working capital adjustment on or before August 27, 2009. As of June 30, 2009, we recorded a pre-tax gain associated with the sale of $9.0 million. All taxable income associated with such gain was offset by existing net operating losses.

•

Monetization of derivative assets. During the first quarter of 2009, we monetized certain derivative instruments with original settlement dates from May through October of 2009. Net proceeds received from this monetization were $9.5 million. None of the monetized derivatives were incorporated into the determination of the borrowing base under our Credit Agreement. During the second quarter of 2009, we monetized additional derivative instruments with original settlement dates from January 2012 through December 2013 for proceeds of $102.4 million. As a result of this monetization, effective June 8, 2009, the borrowing base was reduced from $600.0 million to $513.0 million, resulting in a payment to the banks of $87.0 million. The remaining proceeds of $15.4 million increased our cash balance. As of June 30, 2009, we have a net derivative asset of $26.2 million.

•

Capital expenditure budget. We have expanded our oil and gas property capital expenditure budget for 2009 reflecting an increased amount of cash available primarily from higher oil prices, the receipt of proceeds from derivative monetizations, the sale of the ESP Division of GCS, and production tax credits. Our capital expenditures for oil and gas properties were $40.3 million and $23.9 million, respectively, during the first and second quarters of 2009. The majority of the costs incurred during the first six months of 2009 were incurred during the first quarter of 2009 as we completed projects begun during the fourth quarter of 2008. Our projected capital expenditures for the rest of 2009 are between $55 million and $65 million, which, combined with our actual capital expenditures for the second quarter of 2009, are within our projected discretionary cash flows for the period beginning April 1, 2009 and ending December 31, 2009, as required by our Credit Agreement. Discretionary cash flows consist of Consolidated EBITDAX minus interest expense and taxes paid during the period, as defined in the Fifth Amendment to our Credit Agreement. For the period from April 1, 2009 to June 30, 2009, our capital expenditures exceeded our discretionary cash flow by $2.8 million. We expect to be in compliance with the covenant as of December 31, 2009.

The expanded 2009 capital budget represents a reduction in capital expenditures of approximately 60% from our 2008 levels. Despite this reduction, we expect production for 2009 to be slightly higher than 2008 production as a result of capital investments made in 2008 and the first quarter of 2009. We plan to drill several high impact wells in the second half of 2009, which, if successful, could maintain our production levels throughout 2010. However, we cannot accurately predict the timing or level of future production.

•

Insurance proceeds. In February 2008, loss of well control occurred at the Bowdle 47 No. 2 well in Loving County, Texas. Total costs attributable to the loss of well control were approximately $10.6 million. Our insurance policy has covered 100% of these costs, with the $0.6 million insurance retention and deductible being payable by us. As of June 30, 2009, we have received insurance proceeds of $10.0 million, and no further receipts are expected. Insurance proceeds received are recorded as a reduction of oil and gas properties on the balance sheet and in the statement of cash flows.

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

Historically, our primary sources of liquidity have been cash generated from our operations and debt. At June 30, 2009, we had approximately $84.3 million of cash and cash equivalents and $3.1 million of availability under our revolving credit line with a borrowing base of $513.0 million.

Covenants set forth in the indentures for our 8 1/2% Senior Notes and the 8 7/8% Senior Notes, including the ACNTA test, limit the amount of secured debt we can incur. Certain thresholds set forth in the ACNTA test are principally reliant upon the levels of commodity prices for oil and gas at specified dates. Based on the commodity prices for oil and gas at December 31, 2008, we will be unable to borrow additional amounts under our Credit Agreement during 2009, regardless of the availability under our revolver, unless our secured debt is reduced below approximately $330.0 million.

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

We generally have had a working capital deficit as our capital expenditures have historically exceeded our cash flow, and we rely on our borrowing base for additional capital. Because of the ACNTA test limitation under our indentures, and its impact on our ability to utilize our revolving credit in 2009, we drew down substantially all our remaining availability under our Credit Agreement prior to December 31, 2008. During the fourth quarter of 2008, we also monetized certain derivative instruments with original settlement dates from January through June of 2009, which generated net proceeds of $32.6 million. During the first quarter of 2009, we monetized certain derivative instruments with original settlement dates from May through October of 2009, which generated net proceeds of $9.5 million. During the second quarter of 2009, we monetized additional derivative instruments with original settlement dates from January 2012 through December 2013 for proceeds of $102.4 million. As a result of this monetization, effective June 8, 2009, the borrowing base was reduced from $600.0 million to $513.0 million, resulting in a payment to the banks of $87.0 million. The remaining proceeds of $15.4 million increased our cash balance. We have changed our cash management activities to target a minimum balance of cash on hand, which we maintain in highly liquid investments.

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

Sources and uses of cash. The net increase in cash is summarized as follows:

	Six months ended June 30,
(dollars in thousands)	2008	2009
Cash flows provided by operating activities	$114,474	$68,032
Cash flows provided by (used in) investing activities	(151,796)	58,337
Cash flows provided by (used in) financing activities	44,630	(94,205)

Net increase in cash during the period	$7,308	$32,164

Substantially all of our cash flow from operating activities is from the production and sale of oil and gas, reduced or increased by associated hedging activities. For the six months ended June 30, 2009, net cash provided from operations decreased 40.6% from the same period in the prior year primarily due to the decrease in revenue from oil and gas sales.

We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. Cash flows provided by investing activities for the six months ended June 30, 2009 included proceeds of $111.9 million from the monetization of derivatives and proceeds of $24.7 million from the sale of the ESP Division of GCS. A portion of the proceeds was used to pay down borrowings under our Credit Agreement.

Our actual capital expenditures for oil and gas properties are detailed below:

(dollars in thousands)	Six months ended June 30, 2009	Percent of total
Development activities:
Developmental drilling	$32,231	50.2%
Enhancements	16,945	26.4%
Tertiary recovery	7,367	11.5%
Acquisitions:
Proved properties	494	0.7%
Unproved properties	2,387	3.7%
Exploration activities	4,826	7.5%

Total	$64,250	100.0%

In addition to the capital expenditures for oil and gas properties, we spent approximately $1.5 million for the acquisition and construction of new office and administrative facilities and equipment during the first six months of 2009.

As of June 30, 2009, we had cash and cash equivalents of $84.3 million and long-term debt obligations of $1.2 billion.

Our Credit Agreement. In October 2006, we entered into a Seventh Restated Credit Agreement, which is scheduled to mature on October 31, 2010, and is collateralized by our oil and gas properties. Availability under our Credit Agreement is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once every six months. As a result of our derivative monetization during the second quarter of 2009, the borrowing base was reduced from $600.0 million to $513.0 million effective June 8, 2009. We had $507.0 million outstanding under our Credit Agreement at June 30, 2009.

The agreement has certain negative and affirmative covenants that require, among other things, maintaining financial covenants for current and debt service ratios and financial reporting. We believe we were in compliance with all covenants under the Credit Agreement as of June 30, 2009.

Borrowings under our Credit Agreement are made, at our option, as either Eurodollar loans or Alternate Base Rate (“ABR”) loans. At June 30, 2009, all of our borrowings were Eurodollar loans.

Interest on Eurodollar loans is computed at the Adjusted LIBO Rate, defined as the greater of 2% or the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in the Credit Agreement, plus a margin where the margin varies from 2.500% to 4.250% depending on the utilization percentage of the conforming borrowing base. At June 30, 2009, the Adjusted LIBO rate, as defined, was 2.000%, the Statutory Reserve Rate multiplier was 100%, and the applicable margin and commitment fee together were 3.937% resulting in an effective interest rate of 5.937% for Eurodollar borrowings. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.

Interest on ABR loans is computed as the greater of (1) the Prime Rate, as defined in our Credit Agreement, (2) the Federal Funds Effective Rate plus 1/2 of 1%, or (3) the Adjusted LIBO Rate, as defined in our Credit Agreement, plus 1%; plus a margin where the margin varies from 1.625% to 3.375%, depending on the utilization percentage of the borrowing base.

Commitment fees of 0.50% accrue on the unused portion of the borrowing base amount, depending on the utilization percentage, and are included as a component of interest expense. We have the right to make prepayments of the borrowings at any time without penalty or premium.

Interest was paid at least every three months during 2008 and 2009. The effective rate of interest on the entire outstanding balance was 5.299% and 5.937% as of December 31, 2008, and June 30, 2009, respectively, and was based upon LIBOR.

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

Our Credit Agreement requires us to maintain a current ratio, as defined in our Credit Agreement, of not less than 1.0 to 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our Credit Agreement, we consider the current ratio calculated under our Credit Agreement to be a useful measure of our liquidity because it includes the funds available to us under our Credit Agreement and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At December 31, 2008 and June 30, 2009, our current ratio as computed using GAAP was 1.34 and 1.62, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 1.19 and 1.56, respectively. The following table reconciles our current assets and current liabilities using GAAP to the same items for purposes of calculating the current ratio for our loan compliance:

(dollars in thousands)	December 31, 2008	June 30, 2009
Current assets per GAAP	$218,363	$186,151
Plus—Availability under credit agreement	3,270	3,120
Less—Short-term derivative instruments	(51,412)	(37,939)

Current assets as adjusted	$170,221	$151,332

Current liabilities per GAAP	$163,123	$115,146
Less—Deferred tax liability on derivative instruments and asset retirement obligations	(19,755)	(12,447)
Less—Short-term asset retirement obligations	(300)	(300)
Less—Short-term derivative instruments	—	(5,420)

Current liabilities as adjusted	$143,068	$96,979

Current ratio for loan compliance	1.19	1.56

The monetization of derivatives in December 2008 and the first and second quarters of 2009 allowed us to exceed our required current ratio by a higher margin.

Our Credit Agreement is scheduled to mature on October 31, 2010. If we are not able to extend the maturity of our Credit Agreement before October 31, 2009, the entire balance then outstanding would be classified as a current liability for GAAP accounting purposes. Borrowings under our Credit Agreement are excluded from the Credit Agreement definition of current liabilities. We do not expect current classification of the borrowings to impact our current ratio as calculated for loan compliance.

The Credit Agreement, as amended effective May 21, 2009, requires us to maintain a Consolidated Senior Total Debt to Consolidated EBITDAX ratio, as defined in our Credit Agreement, of not greater than:

•	2.50 to 1.0 for the four consecutive fiscal quarters ending on March 31, 2009;

•	3.00 to 1.0 for the four consecutive fiscal quarters ending on June 30, 2009, September 30, 2009, December 31, 2009, and March 31, 2010; and

•	2.75 to 1.0 for the four consecutive fiscal quarters ending on June 30, 2010, September 30, 2010, and December 31, 2010.

For purposes of the amended ratio, Consolidated Senior Total Debt consists of all outstanding loans under the Credit Agreement, letters of credit and all obligations under capital leases, minus cash on hand in excess of accounts payable and accrued liabilities that are more than 90 days past the invoice date, as defined in the Fifth Amendment to our Credit Agreement.

The Credit Agreement, as amended, also requires us to limit the aggregate amount of our capital expenditures incurred during the period beginning April 1, 2009 and ending December 31, 2009 to our discretionary cash flows for the period. Discretionary cash flows consist of Consolidated EBITDAX minus interest expense and taxes paid during the period, as defined in the Fifth Amendment to our Credit Agreement.

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

•	our inability, admission or failure generally to pay our debts as they become due;

•	the entry of a final, non-appealable judgment for the payment of money in excess of $5.0 million that remains undischarged for a period of 60 consecutive days;

•	a Change of Control (as defined in the Credit Agreement); and

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

If the outstanding borrowings under our Credit Agreement were to exceed the borrowing base as a result of a redetermination, we would be required to eliminate this excess. Within 10 days after receiving notice of the new borrowing base, we would be required to make an election: (1) to repay a portion of our bank borrowings in the amount of the excess either in a lump sum within 30 days or in equal monthly installments over a six-month period; (2) to submit within 90 days additional oil and gas properties we own for consideration in connection with the determination of the borrowing base sufficient to eliminate the excess or (3) to eliminate the excess through a combination of repayments and the submission of additional oil and gas properties within 90 days.

Alternative capital resources. We have historically used cash flow from operations, debt financing, and derivative monetizations as our primary sources of capital. In the future we may use additional sources such as asset sales, public or private issuances of common or preferred stock, or project financing. While we believe we would be able to obtain funds through one or more of these alternative sources, if needed, we cannot provide assurance that these resources would be available on terms acceptable to us.

Results of operations

Comparison of three and six months ended June 30, 2009 to three and six months ended June 30, 2008.

Revenues and production. The following table presents information about our oil and gas sales before the effects of commodity derivative settlements:

	Three months ended June 30,			Six months ended June 30,
	2008	2009	change	2008	2009	change
Oil and gas sales (dollars in thousands)
Oil	$107,314	$50,783	(52.7)%	$190,327	$85,896	(54.9)%
Gas	50,354	18,281	(63.7)%	88,369	37,035	(58.1)%

Total	$157,668	$69,064	(56.2)%	$278,696	$122,931	(55.9)%
Production
Oil (MBbls)	931	941	1.1%	1,823	1,904	4.4%
Gas (MMcf)	5,117	6,050	18.2%	9,853	11,687	18.6%
MMcfe	10,703	11,696	9.3%	20,791	23,111	11.2%
Average sales prices (excluding derivative settlements)
Oil per Bbl	$115.27	$53.97	(53.2)%	$104.40	$45.11	(56.8)%
Gas per Mcf	9.84	3.02	(69.3)%	8.97	3.17	(64.7)%
Mcfe	14.73	5.90	(59.9)%	13.40	5.32	(60.3)%

Oil and gas revenues decreased by approximately 56% during the three and six months ended June 30, 2009, due to a decrease in average price per Mcfe. Oil and gas prices declined significantly during the first and second quarters of 2009 as compared to the same periods of 2008. Based on our forecasted production, if oil and gas prices remain at current levels or decline further, our revenues in 2009 will be significantly lower than the amounts reported in 2008.

Oil sales decreased 52.7% from $107.3 million during the second quarter of 2008 to $50.8 million during the same period in 2009. This decrease was due to a 53.2% decrease in average oil prices from $115.27 to $53.97 per barrel, partially offset by a 1.1% increase in production volumes to 941 MBbls. Gas sales decreased 63.7% from $50.4 million during the second quarter of June 30, 2008 to $18.3 million during the same period in 2009. This decrease was due to a 69.3% decrease in average gas prices, partially offset by an 18.2% increase in gas production volumes to 6,050 MMcf.

Oil sales decreased 54.9% from $190.3 million during the six months ended June 30, 2008 to $85.9 million during the same period in 2009. This decrease was due to a 56.8% decrease in average oil prices from $104.40 to $45.11 per barrel, partially offset by a 4.4% increase in production volumes to 1,904 MBbls. Gas sales decreased 58.1% from $88.4 million during the six months ended June 30, 2008 to $37.0 million during the same period in 2009. This decrease was due to a 64.7% decrease in average gas prices, partially offset by an 18.6% increase in gas production volumes to 11,687 MMcf.

Production volumes by area were as follows (MMcfe):

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2008	2009	change	2008	2009	change
Mid Continent	7,050	7,450	5.7%	13,828	14,784	6.9%
Permian	2,011	2,691	33.8%	3,275	5,272	61.0%
Ark-La-Tex	412	419	1.7%	900	769	(14.6)%
North Texas	267	243	(9.0)%	580	496	(14.5)%
Rockies	253	198	(21.7)%	474	389	(17.9)%
Gulf Coast	710	695	(2.1)%	1,734	1,401	(19.2)%

Totals	10,703	11,696	9.3%	20,791	23,111	11.2%

Oil and gas production for the three and six months ended June 30, 2009 increased primarily due to our drilling program and enhancements of our existing properties, much of which was accomplished in 2008 and the first quarter of 2009. We have focused our capital expenditures on the Mid Continent and Permian areas. As a result, production in our growth areas has declined and is expected to continue to decline, since our planned capital expenditures for the remainder of 2009 are also focused in our core areas of the Mid Continent and Permian Basin.

        The increase in production in the Permian area is primarily due to the Bowdle 47 No. 2, which began selling gas in late November 2008 and accounted for approximately 11% and 10%, respectively, of total production for the three and six months ended June 30, 2009. We expect production from this well to begin to decline during the third quarter of 2009. Production from the Bowdle 47 No. 2 for the last six months of 2009 is expected to be approximately 75% of its production for the first six months of 2009, and its production in 2010 is expected to be approximately 48% of its total production in 2009. We plan to drill an offset, the Bowdle 47 No. 4, as well as several other high impact wells in the second half of 2009, which, if successful, could maintain our production levels throughout 2010. However, we cannot accurately predict the timing or the level of future production.

Our results of operations, financial condition, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and gas. These commodity prices are subject to wide fluctuations and market uncertainties. To mitigate a portion of this exposure, we enter into commodity price swaps, costless collars, and basis protection swaps. Certain commodity price swaps qualified and were designated as cash flow hedges.

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

In addition, during the fourth quarter of 2008, we monetized oil and gas swaps and collars with original settlement dates from January through June of 2009 for proceeds of $32.6 million. During the first quarter of 2009, we monetized additional gas swaps with original settlement dates from May through October of 2009 for proceeds of $9.5 million. During the second quarter of 2009, we monetized additional oil swaps and collars with original settlement dates from January 2012 through December 2013 for proceeds of $102.4 million. Certain swaps that were monetized had previously been accounted for as cash flow hedges. As of December 31, 2008 and June 30, 2009, accumulated other comprehensive income included $23.7 million and $86.4 million, respectively, of deferred gains related to discontinued cash flow hedges that will be recognized as a gain from oil and gas hedging activities when the hedged production is sold. No oil and gas derivatives were monetized during the first six months of 2008.

The effects of hedging on our net revenues for the three and six months ended June 30, 2008 and 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2008	2009	2008	2009
Gain (loss) from oil and gas hedging activities:
Receipts from (payments on) hedge settlements	$(44,994)	$(1,699)	$(61,257)	$2,932
Hedge ineffectiveness and reclassification adjustments	(13,236)	7,887	(28,098)	18,759

Total	$(58,230)	$6,188	$(89,355)	$21,691

Primarily as a result of substantially lower oil prices in 2009 than in 2008, payments on hedge settlements were $1.7 million during the second quarter of 2009 compared to $45.0 million during the second quarter of 2008, and receipts from hedge settlements were $2.9 million during the first six months of 2009 compared to payments on hedge settlements of $61.3 million during the first six months of 2008. Gains of $7.9 million and $19.2 million associated with derivatives for which hedge accounting had previously been discontinued, were reclassified into earnings during the three and six months ended June 30, 2009, respectively, as the hedged production was sold. As a result of these transactions, as well as the discontinuance of hedge accounting for all gas swaps discussed above, our gain from oil and gas hedging activities was $6.2 million and $21.7 million during the three and six months ended June 30, 2009 compared to a loss of $58.2 million and $89.4 million for the comparable periods in 2008.

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements, excluding early settlements, on realized prices:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Oil (per Bbl):
Before derivative settlements	$115.27	$53.97	$104.40	$45.11
After derivative settlements	$76.06	$53.77	$73.69	$48.76
Post-settlement to pre-settlement price	66.0%	99.6%	70.6%	108.1%
Gas (per Mcf):
Before derivative settlements	$9.84	$3.02	$8.97	$3.17
After derivative settlements	$7.79	$4.18	$7.97	$4.59
Post-settlement to pre-settlement price	79.2%	138.4%	88.9%	144.8%

Costs and expenses. The following table presents information about our operating expenses for the second quarter of 2008 and 2009:

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2008	2009	change	2008	2009	change
Costs and expenses (dollars in thousands)
Lease operating expenses	$26,367	$23,557	(10.7)%	$53,912	$50,965	(5.5)%
Production taxes	10,601	4,941	(53.4)%	18,516	8,801	(52.5)%
Depreciation, depletion and amortization	24,934	25,230	1.2%	48,645	55,400	13.9%
General and administrative	7,829	5,906	(24.6)%	14,081	12,274	(12.8)%
Costs and expenses (per Mcfe)
Lease operating expenses	$2.46	$2.01	(18.3)%	$2.59	$2.21	(14.7)%
Production taxes	0.99	0.42	(57.6)%	0.89	0.38	(57.3)%
Depreciation, depletion and amortization	2.33	2.16	(7.3)%	2.34	2.40	2.6%
General and administrative	0.73	0.50	(31.5)%	0.68	0.53	(22.1)%

Lease operating expenses – Due to higher production mostly associated with the Bowdle 47 No. 2 well and our efforts to reduce production costs, lease operating expenses per Mcfe for the three and six months ended June 30, 2009 declined $0.45 to $2.01 and $0.38 to $2.21, respectively, compared to the same periods in 2008. During the three and six months ended June 30, 2009, electricity and fuel costs decreased by $1.3 million and $1.5 million, respectively, and workovers and other field service costs decreased by $1.4 million and $1.5 million, respectively, compared to the same periods in 2008. Oil prices have recently started to improve, and if this upward trend continues, we expect absolute and per Mcfe operating costs to increase as well.

Production taxes (which include ad valorem taxes) – The decrease for the second quarter of 2009 was primarily due to 59.9% lower average prices, partially offset by a 9.3% increase in production volumes. The decrease for the first six months of 2009 was primarily due to 60.3% lower average prices, partially offset by an 11.2% increase in production volumes.

Depreciation, depletion and amortization (“DD&A”) – The increase for the second quarter of 2009 was primarily due to a $0.8 million increase in depreciation on equipment placed in service during the third quarter of 2008, which was partially offset by a decrease in DD&A on oil and gas properties of $0.5 million. Our DD&A rate on oil and gas properties per equivalent unit of production decreased $0.23 to $1.91 per Mcfe primarily due to the decrease in capitalized costs resulting from our ceiling test impairments recorded in the fourth quarter of 2008 and the first quarter of 2009, combined with lower estimated future development costs. This decrease in the DD&A rate per equivalent unit of production reduced DD&A for oil and gas properties by $2.4 million, which was offset by increased DD&A of $1.9 million due to higher production volumes.

The increase for the first six months of 2009 was primarily due to an increase in DD&A on oil and gas properties of $4.9 million as a result of higher production volumes. Our DD&A rate on oil and gas properties per equivalent unit of production was $2.15 for the first six months of 2009 and 2008.

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

The internally estimated PV-10 value of our reserves was estimated based on spot prices of $69.89 per Bbl of oil and $3.89 per Mcf of gas at June 30, 2009. The effect of derivative contracts accounted for as cash flow hedges, based on these June 30, 2009, spot prices, reduced the full cost ceiling by $12.9 million. The qualifying cash flow hedges as of June 30, 2009, which consisted of commodity price swaps, covered 4,265 MBbls of oil production for the period from July 2009 through December 2011. As of June 30, 2009, the cost center ceiling exceeded the net capitalized cost of our oil and gas properties, and no ceiling test impairment was recorded during the second quarter of 2009.

A decline in oil and gas prices subsequent to June 30, 2009 could result in additional ceiling test write downs in the third quarter of 2009 or in subsequent periods. The amount of any future impairment is difficult to predict, and will depend on the oil and gas prices at the end of or during each period, the incremental proved reserves added during each period, and additional capital spent.

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

As of December 31, 2008, the recorded receivable for the Working Capital Adjustment was $14.4 million, and was included in other assets on the consolidated balance sheet. As of December 31, 2008, the recorded payable related to the Tax Election was $4.4 million, and was included in accounts payable and accrued liabilities on the consolidated balance sheet. As a result of the settlement, as of June 30, 2009, the receivable related to the Working Capital Adjustment and the Tax Election payable were eliminated, the escrow cash account was reclassified to operating cash, and we recorded a charge to expense of $2.9 million.

General and administrative expenses – The decrease was primarily due to lower deferred compensation costs. The value of each unit in our Phantom Stock Plan decreased due to lower commodity prices. As a result, deferred compensation expense decreased by $1.5 million and $1.7 million, respectively, during the three and six months ended June 30, 2009 as compared to the same period of 2008. G&A expense is net of amounts capitalized as part of our exploration and development activities, as shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
General and administrative cost	$11,950	$8,601	$21,339	$17,829
Less: general and administrative cost capitalized	(4,121)	(2,695)	(7,258)	(5,555)

General and administrative expense	$7,829	$5,906	$14,081	$12,274

Interest expense – Interest expense for the three and six months ended June 30, 2009 increased by 7.7% and 6.0%, respectively, compared to the same periods in 2008 primarily as a result of increased levels of borrowings. The following table presents interest expense for the three and six months ended June 30, 2008 and 2009:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2008	2009	2008	2009
Revolver interest	$5,498	$6,920	$11,569	$13,772
8 1/2% Senior Notes, due 2015	7,085	7,102	14,166	14,199
8 7/8% Senior Notes, due 2017	7,379	7,397	14,754	14,791
Other interest	1,139	1,301	2,132	2,422

	$21,101	$22,720	$42,621	$45,184

Non-hedge derivative gains (losses). Non-hedge derivative gains (losses) in the consolidated statements of operations are comprised of the following:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2008	2009	2008	2009
Change in fair value of non-qualified commodity price swaps	$(51,058)	$(98,665)	$(58,880)	$(68,753)
Change in fair value of non-designated costless collars	(8,557)	(39,331)	(8,557)	(36,169)
Change in fair value of natural gas basis differential contracts	3,119	(5,910)	4,815	(10,236)
Receipts from (payments on) settlement of non-qualified commodity price swaps	(3,380)	84,499	(5,206)	99,229
Receipts from settlement of non-designated costless collars	—	27,267	—	32,345
Receipts from (payments on) settlement of natural gas basis differential contracts	1,377	(879)	647	892

	$(58,499)	$(33,019)	$(67,181)	$17,308

The loss on non-qualified commodity price swaps for the second quarter of 2009 was $14.2 million, and included losses of $12.4 million and $1.8 million on oil and gas swaps, respectively. The gain on non-qualified commodity price swaps for the first six months of 2009 was $30.4 million and included gains of $41.7 million on gas swaps, partially offset by losses of $11.3 million on oil swaps. The loss on non-qualified commodity price swaps for the three and six months ended June 30, 2008 was $54.4 million and $64.1 million respectively, and was comprised of losses on oil swaps that were entered into in anticipation of the Calumet acquisition and did not qualify as hedges.

For the three and six months ended June 30, 2009, the loss on costless collars was $12.0 million and $3.8 million, respectively. Due primarily to higher NYMEX forward strip oil prices at June 30, 2009 compared to March 31, 2009 and December 31, 2008, the loss on oil collars was $12.5 million and $13.0 million, respectively, for the three and six months ended June 30, 2009. This was partially offset by a gain on gas collars of $0.5 million and $9.2 million, respectively, for the three and six months ended June 30, 2009. For the three and six months ended June 30, 2008, the loss on costless collars was $8.6 million and consisted of a loss on oil collars of $3.7 million and a loss on gas collars of $4.9 million.

For the three and six months ended June 30, 2009, the loss on natural gas basis differential contracts was $6.8 million and $9.3 million, respectively, compared to gains of $4.5 million and $5.5 million, respectively, for the comparable periods of 2008, primarily due to lower differentials indicated by the forward commodity price curves. We had basis swaps covering 35,360 BBtu at June 30, 2009 compared to 6,950 BBtu at June 30, 2008.

Primarily as a result of the above transactions, we had non-hedge derivative losses of $33.0 million and $58.5 million, respectively, for the quarters ended June 30, 2009 and 2008, and non-hedge derivative gains of $17.3 million for the first six months of 2009 compared to non-hedge derivative losses of $67.2 million for the comparable period in 2008.

Production tax credits – During 2006, we purchased interests in two venture capital limited liability companies resulting in a total investment of $15.0 million. Our return on the investment was the receipt of $2 of Oklahoma tax credits for every $1 invested and was recouped from our Oklahoma production taxes. The investments are accounted for as a production tax benefit asset and are netted against tax credits realized in other income using the effective yield method over the expected recovery period. Other income for the three months ended June 30, 2008 and 2009 includes Oklahoma production tax credits of $0.3 million and $2.6 million, respectively. Other income for the six months ended June 30, 2008 and 2009 includes Oklahoma production tax credits of $0.7 million and $13.5 million, respectively. This source of income will not be available in future periods.

Discontinued Operations – During the second quarter of 2009, we committed to a plan to sell the assets of GCS, a wholly owned subsidiary that provides oilfield supplies, oilfield chemicals, downhole electric submersible pumps, and related services to oil and gas operators primarily in Oklahoma, Texas, and Wyoming.

On May 14, 2009, we entered into an agreement to sell the assets of the ESP Division of GCS to Global for a cash price of $26.0 million, subject to working capital adjustments as provided in the agreement. On June 8, 2009, we received $24.7 million in conjunction with the closing of the ESP Division sale to Global. The amount received reflected a reduction of $1.3 million due to working capital changes as of March 31, 2009. We paid off notes payable attributed to certain assets sold to Global in the amount of $1.6 million. The purchase price is subject to a final working capital adjustment on or before August 27, 2009. As of June 30, 2009, we recorded a pre-tax gain associated with the sale of $9.0 million. All taxable income associated with such gain was offset by existing net operating losses.

The operating results of GCS for the three and six months ended June 30, 2008 and 2009 have been reclassified as discontinued operations in the consolidated statements of operations. Income from discontinued operations, including the gain on the sale of the ESP Division and net of income taxes, was $0.3 million and $5.4 million, respectively, for the second quarter of 2008 and 2009, and $0.5 million and $5.5 million, respectively, for the six months ended June 30, 2008 and 2009.

Non-GAAP financial measures and reconciliations

We define adjusted EBITDA as net income (loss), adjusted to exclude (1) interest and other financing costs, net of capitalized interest, (2) income taxes, (3) depreciation, depletion and amortization, (4) unrealized (gain) loss on ineffective portion of hedges and reclassification adjustments, (5) non-cash change in fair value of non-hedge derivative instruments, (6) interest income, (7) non-cash deferred compensation expense, (8) gain or loss on disposed assets, and (9) impairment charges and other significant, unusual, non-cash charges. Any cash proceeds received from the monetization of derivatives with a scheduled maturity date more than 12 months following the date of such monetization are excluded from the calculation of adjusted EBITDA.

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

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2008	2009	2008	2009
Net loss	$(30,052)	$(17,724)	$(33,019)	$(142,548)
Interest expense	21,101	22,720	42,621	45,184
Income tax benefit	(18,737)	(10,772)	(20,612)	(89,178)
Depreciation, depletion, and amortization	25,275	25,456	49,167	55,899
Unrealized (gain) loss on ineffective portion of hedges and reclassification adjustments	13,236	(7,887)	28,098	(18,759)
Non-cash change in fair value of non-hedge derivative instruments	56,496	41,554	62,622	12,806
Interest income	(85)	(71)	(206)	(172)
Non-cash deferred compensation expense	2,106	474	2,393	631
Gain on disposed assets	(235)	(9,004)	(230)	(9,005)
Loss on impairment of oil and gas properties	—	—	—	240,790
Loss on litigation settlement	—	—	—	2,928

Adjusted EBITDA	$69,105	$44,746	$130,834	$98,576

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

Derivative instruments. Certain of our oil and gas derivative contracts are designed to be treated as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended (“SFAS 133”). This policy significantly impacts the timing of revenue or expense recognized from this activity, as our contracts are adjusted to their fair value at the end of each month. Pursuant to SFAS 133, the effective portion of the hedge gain or loss, meaning the portion of the change in the fair value of the contract that offsets the change in the expected future cash flows from our forecasted sales of production, is recognized in income when the hedged production is reported as revenue. We reflect this as an adjustment to our revenue in the “Gain (loss) from oil and gas hedging activities” line in our consolidated statements of operations. Until hedged production is reported in earnings and the contract settles, the effective portion of the change in the fair value of the contract is reported in the “Accumulated other comprehensive income” line item in stockholders’ equity. The ineffective portion of the hedge gain or loss is reported in the “Gain (loss) from oil and gas hedging activities” line item each period. Our derivative contracts that do not qualify for cash flow hedge treatment, or have not been designated as cash flow hedges, are marked to their period-end market values and the change in the fair value of the contracts is included in the “Non-hedge derivative gains (losses)” line in our consolidated statements of operations. As a result, our reported earnings could include large non-cash fluctuations, particularly in volatile pricing environments.

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

•

Full cost ceiling limitation. Under the full cost method, the net capitalized costs of oil and gas properties recorded on our balance sheet cannot exceed the estimated future net revenues discounted at 10%, adjusted for derivatives accounted for as cash flow hedges, plus the lower of cost or fair market value of unproved properties. The ceiling calculation requires that prices and costs used to determine the estimated future net revenues are those in effect as of the last day of the quarter. If oil and gas prices decline or if we have downward revisions to our estimated reserve quantities, it is possible that write downs of our oil and gas properties could occur in the future.

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

Based on our production for the six months ended June 30, 2009, our gross revenues from oil and gas sales would change approximately $1.2 million for each $0.10 change in gas prices and $1.9 million for each $1.00 change in oil prices.

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

In anticipation of the Calumet acquisition, we entered into additional commodity swaps to provide protection against a decline in the price of oil. We do not believe that these instruments qualify as hedges pursuant to SFAS 133. Therefore, the changes in fair value and settlement of these derivative contracts are recognized as non-hedge derivative losses. Also, as a result of the acquisition, Chaparral assumed the existing Calumet swaps on October 31, 2006, and designated these as cash flow hedges. As of December 31, 2008, the hedges assumed as part of the Calumet acquisition have been settled.

Our outstanding oil and gas derivative instruments as of June 30, 2009, are summarized below:

	Crude oil swaps				Crude oil collars		Percent of PDP production(1)
	Hedge		Non-hedge		Non-hedge
	Volume MBbl	Weighted average fixed price to be received	Volume MBbl	Weighted average fixed price to be received	Volume MBbl	Weighted average range to be received
3Q 2009	571	$67.47	90	$66.57	60	$110.00 - $164.28	84.1%
4Q 2009	553	67.47	90	66.18	60	110.00 - 164.28	84.8%
1Q 2010	495	67.69	102	65.80	60	110.00 - 168.55	81.6%
2Q 2010	495	67.62	90	65.47	60	110.00 - 168.55	82.3%
3Q 2010	468	67.51	90	65.10	60	110.00 - 168.55	80.7%
4Q 2010	447	66.81	90	64.75	60	110.00 - 168.55	84.5%
1Q 2011	309	64.40	99	64.24	51	110.00 - 152.71	66.4%
2Q 2011	309	64.06	90	63.93	51	110.00 - 152.71	66.4%
3Q 2011	309	63.71	90	63.61	51	110.00 - 152.71	67.8%
4Q 2011	309	63.33	90	63.30	51	110.00 - 152.71	69.1%

	4,265		921		564

(1)	Based on our most recent internally estimated PDP production for such periods.

	Natural gas swaps non-hedge		Natural gas collars non-hedge		Percent of PDP production (1)
	Volume BBtu	Weighted average fixed price to be received	Volume BBtu	Weighted average range to be received
3Q 2009	1,590	$8.41	990	$10.00 - $13.85	43.4%
4Q 2009	2,900	7.91	990	10.00 - 13.85	70.4%
1Q 2010	3,150	7.73	840	10.00 - 11.53	76.9%
2Q 2010	3,150	7.05	840	10.00 - 11.53	81.3%
3Q 2010	3,150	7.27	840	10.00 - 11.53	85.5%
4Q 2010	3,150	7.69	840	10.00 - 11.53	94.5%
1Q 2011	2,400	7.91	—	—	59.4%
2Q 2011	2,400	7.03	—	—	61.8%
3Q 2011	2,400	7.20	—	—	64.4%
4Q 2011	2,400	7.55	—	—	66.6%

	26,690		5,340

	Natural gas basis protection swaps non-hedge
	Volume BBtu	Weighted average fixed price to be paid
3Q 2009	4,620	$0.91
4Q 2009	4,440	0.94
1Q 2010	4,950	0.94
2Q 2010	3,300	0.80
3Q 2010	3,300	0.80
4Q 2010	3,500	0.80
1Q 2011	3,600	0.80
2Q 2011	2,550	0.75
3Q 2011	2,550	0.75
4Q 2011	2,550	0.75

	35,360

(1)	Based on our most recent internally estimated PDP production for such periods.

Subsequent to June 30, 2009, we entered into additional oil swaps for 260 MBbls for the periods of January 2010 through December 2011 with a weighted average price of $80.26. We also entered into additional gas swaps for 600 BBtu for the periods of January through December 2011 with a weighted average price of $6.76.

Interest rates. All of the outstanding borrowings under our Credit Agreement as of June 30, 2009, are subject to market rates of interest as determined from time to time by the banks. We may designate borrowings under our Credit Agreement as either ABR loans or Eurodollar loans. ABR loans bear interest at a fluctuating rate that is linked to the greater of (1) the Prime Rate, as defined in our Credit Agreement, (2) the Federal Funds Effective Rate plus 1 / 2 of 1%, or (3) the Adjusted LIBO rate, as defined in our Credit Agreement. Eurodollar loans bear interest at a fluctuating rate that is linked to the Adjusted LIBO Rate, defined as the greater of 2% or the rate applicable to dollar deposits in the London interbank market. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $513.0 million, equal to our borrowing base, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $5.1 million.

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

As of December 31, 2008, the recorded receivable for the Working Capital Adjustment was $14.4 million, and was included in other assets on the consolidated balance sheet. As of December 31, 2008, the recorded payable related to the Tax Election was $4.4 million, and was included in accounts payable and accrued liabilities on the consolidated balance sheet. As a result of the settlement, as of June 30, 2009, the receivable related to the Working Capital Adjustment and the Tax Election payable were eliminated, the escrow cash account was reclassified to operating cash, and we recorded a charge to expense of $2.9 million.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.20*	Fifth Amendment to Seventh Restated Credit Agreement dated as of May 21, 2009. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on May 26, 2009)

Exhibit No.	Description

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Incorporated by reference

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
Executive Vice President
(Principal Financial Officer and
Principal Accounting Officer)

Date: August 13, 2009

EXHIBIT INDEX

Exhibit No.	Description

10.20*	Fifth Amendment to Seventh Restated Credit Agreement dated as of May 21, 2009. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on May 26, 2009)

Exhibit No.	Description

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference