Form 10-Q
period 2010-03-31
Chaparral Energy, Inc.
filed 2010-05-13
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated Filer   ☐         Accelerated Filer   ☐        Non-Accelerated Filer   ☒         Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

1,401,376 shares of the registrant’s Common Stock were outstanding as of May 13, 2010.

CHAPARRAL ENERGY, INC.

CAUTIONARY STATEMENT

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 14, 2010. Specifically, some factors that could cause actual results to differ include:

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

GLOSSARY OF OIL AND NATURAL GAS TERMS

The terms defined in this section are used throughout this Form 10-Q:

•	Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil, condensate, or natural gas liquids.

•	BBtu. One billion British thermal units.

•	Bcf. One billion cubic feet of natural gas.

•	Boe. Barrels of oil equivalent using the ratio of six thousand cubic feet of natural gas to one barrel of oil.

•	Btu. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

•	Enhanced oil recovery (EOR). The use of any improved recovery method, including injection of CO2 or polymer, to remove additional oil after secondary recovery.

•	MBbls. One thousand barrels of crude oil, condensate, or natural gas liquids.

•	MBoe. One thousand barrels of crude oil equivalent.

•	Mcf. One thousand cubic feet of natural gas.

•	MMBbls. One million barrels of crude oil, condensate, or natural gas liquids.

•	MMBoe. One million barrels of crude oil equivalent.

•	MMcf. One million cubic feet of natural gas.

•	NYMEX. The New York Mercantile Exchange.

•	PDP. Proved developed producing.

•

Proved reserves. The quantities of oil and natural gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain.

•	Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

•	SEC. The Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets

(dollars in thousands, except per share data)	March 31, 2010 (unaudited)	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$68,222	$73,417
Accounts receivable, net	54,029	51,969
Inventories	10,427	10,551
Prepaid expenses	4,006	5,729
Derivative instruments	28,620	18,226
Deferred income taxes	—	1,790

Total current assets	165,304	161,682
Property and equipment—at cost, net	60,776	62,197
Oil and natural gas properties, using the full cost method:
Proved	1,948,813	1,910,583
Unproved (excluded from the amortization base)	20,277	19,728
Work in progress (excluded from the amortization base)	22,675	19,206
Accumulated depreciation, depletion, amortization and impairment	(928,077)	(906,584)

Total oil and natural gas properties	1,063,688	1,042,933
Funds held in escrow	1,656	1,672
Derivative instruments	6,881	5,794
Deferred income taxes	49,994	62,422
Other assets	16,965	17,220

	$1,365,264	$1,353,920

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$47,142	$48,283
Accrued payroll and benefits payable	10,216	10,849
Accrued interest payable	14,090	14,394
Revenue distribution payable	17,832	18,673
Current maturities of long-term debt and capital leases	4,391	4,653
Derivative instruments	18,357	20,677
Deferred income taxes	3,127	—

Total current liabilities	115,155	117,529
Long-term debt and capital leases, less current maturities	523,699	524,477
Senior notes, net	647,931	647,877
Derivative instruments	16,835	30,163
Deferred compensation	974	1,142
Asset retirement obligations	37,622	37,165
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 3,000,000 shares authorized; 877,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	9	9
Additional paid in capital	100,918	100,918
Accumulated deficit	(97,514)	(122,978)
Accumulated other comprehensive income, net of taxes	19,635	17,618

	23,048	(4,433)

	$1,365,264	$1,353,920

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of operations

	Three months ended March 31,
(dollars in thousands, except per share data)	2010 (unaudited)	2009 (unaudited)
Revenues:
Oil and natural gas sales	$100,375	$53,867
Gain (loss) from oil and natural gas hedging activities	(4,985)	15,503
Other revenues	871	668

Total revenues	96,261	70,038
Costs and expenses:
Lease operating	24,419	27,503
Production taxes	6,990	3,860
Depreciation, depletion, and amortization	24,521	30,218
Loss on impairment of oil and natural gas properties	—	240,790
General and administrative	6,440	6,368
Litigation settlement	—	2,928
Other expenses	704	281

Total costs and expenses	63,074	311,948

Operating income (loss)	33,187	(241,910)
Non-operating income (expense):
Interest expense	(22,552)	(22,464)
Non-hedge derivative gains	31,057	50,327
Financing costs	(297)	—
Other income	138	10,967

Net non-operating income	8,346	38,830

Income (loss) from continuing operations before income taxes	41,533	(203,080)
Income tax expense (benefit)	16,069	(78,348)

Income (loss) from continuing operations	25,464	(124,732)
Loss from discontinued operations, net of related taxes	—	(92)

Net income (loss)	$25,464	$(124,824)

Earnings (loss) per share (basic and diluted)
Continuing operations	$29.04	$(142.23)
Discontinued operations	—	(0.10)

Net earnings (loss) per share (basic and diluted)	$29.04	$(142.33)

Weighted average number of shares used in calculation of basic and diluted net earnings (loss) per share	877,000	877,000

The accompanying notes are an integral part of these consolidated financial statements

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows

	Three months ended March 31,
(dollars in thousands)	2010 (unaudited)	2009 (unaudited)
Cash flows from operating activities
Net income (loss)	$25,464	$(124,824)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion & amortization	24,521	30,443
Loss on impairment of oil and natural gas properties	—	240,790
Litigation settlement	—	2,928
Deferred income taxes	16,074	(78,406)
Unrealized gain on ineffective portion of hedges and reclassification adjustments	(519)	(10,872)
Non-hedge derivative gains	(31,057)	(50,327)
Other	215	478
Change in assets and liabilities
Accounts receivable	276	18,025
Inventories	170	1,471
Prepaid expenses and other assets	2,393	1,595
Accounts payable and accrued liabilities	(3,360)	14,007
Revenue distribution payable	(841)	(1,833)
Deferred compensation	166	156

Net cash provided by operating activities	33,502	43,631
Cash flows from investing activities
Purchase of property and equipment and oil and natural gas properties	(44,858)	(64,616)
Proceeds from dispositions of property and equipment and oil and natural gas properties	284	295
Return of prepaid production tax asset	—	10,860
Settlement of non-hedge derivative instruments	7,736	21,579
Other	16	387

Net cash used in investing activities	(36,822)	(31,495)
Cash flows from financing activities
Proceeds from long-term debt	270	—
Repayment of long-term debt	(1,246)	(1,677)
Principal payments under capital lease obligations	(64)	(58)
Fees paid related to financing activities	(835)	—

Net cash used in financing activities	(1,875)	(1,735)

Net increase (decrease) in cash and cash equivalents	(5,195)	10,401
Cash and cash equivalents at beginning of period	73,417	52,112

Cash and cash equivalents at end of period	$68,222	$62,513

Supplemental cash flow information
Cash paid (received) during the period for:
Interest, net of capitalized interest	$21,421	$22,854
Income taxes	(5)	—

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows—(Continued)

(dollars in thousands, unless otherwise noted)

Supplemental disclosure of investing and financing activities

During the three months ended March 31, 2010 and 2009, oil and natural gas property additions of $1,340 and $24,115, respectively, previously included in accounts payable and accrued expenses were settled and are reflected in cash used in investing activities.

During the three months ended March 31, 2010 and 2009, we recorded an asset and related liability of $4 and $286, respectively, associated with the asset retirement obligation on the acquisition and/or development of oil and natural gas properties.

Interest of $388 and $202 was capitalized during the three months ended March 31, 2010 and 2009, respectively, primarily related to unproved oil and natural gas leaseholds.

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

Interim financial statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the financial information and disclosures required by GAAP. The financial information as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2010.

The consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in our
Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.

Principles of consolidation

The unaudited consolidated financial statements include the accounts of Chaparral Energy, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates affecting these financial statements include estimates for quantities of proved oil and natural gas reserves, deferred income taxes, asset retirement obligations, fair value of derivative instruments, and others, and are subject to change.

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of March 31, 2010, cash and funds held in escrow with a recorded balance totaling $66,832 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.

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

Accounts receivable

Accounts receivable consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Joint interests	$10,800	$11,986
Accrued oil and natural gas sales	38,631	33,600
Hedge settlements	4,087	5,977
Production tax benefit	—	19
Other	1,208	1,204
Allowance for doubtful accounts	(697)	(817)

	$54,029	$51,969

Inventories

Inventories are comprised of equipment used in developing oil and natural gas properties, oil and natural gas production inventories, and equipment for resale. Equipment inventory and inventory for resale are carried at the lower of cost or market using the average cost method. Oil and natural gas product inventories are stated at the lower of production cost or market. We regularly review inventory quantities on hand and record provisions for excess or obsolete inventory, if necessary. Inventories at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Equipment inventory	$6,500	$6,673
Oil and natural gas product	2,500	2,642
Inventory for resale	2,537	2,356
Inventory valuation allowance	(1,110)	(1,120)

	$10,427	$10,551

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

Our estimate of oil and natural gas reserves as of March 31, 2010 was prepared using an average price for oil and natural gas based upon the first day of each month for the prior twelve months as required by the SEC’s Modernization of Oil and Gas Reporting and the FASB’s updated guidance relating to Oil and Gas Reserve Estimation and Disclosures, which we adopted effective December 31, 2009. As of March 31, 2010, the cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties and no additional ceiling test impairment was recorded. The PV-10 value of our reserves was estimated based on average prices of $69.64 per Bbl of oil and $3.98 per Mcf of gas for the twelve months ended March 31, 2010. A decline in oil and natural gas prices subsequent to March 31, 2010 could result in additional ceiling test write downs in future periods. The amount of any future impairment is difficult to predict, and will depend on the average oil and natural gas prices during each period, the incremental proved reserves added during each period, and additional capital spent.

Production tax credits

During 2006, we purchased interests in two venture capital limited liability companies resulting in a total investment of $15,000. Our return on the investment was the receipt of $2 of Oklahoma tax credits for every $1 invested and was recouped from our Oklahoma production taxes. The investments were accounted for as a production tax benefit asset and were netted against tax credits realized in other income using the effective yield method over the expected recovery period. As of March 31, 2010 and December 31, 2009, the carrying value of the production tax benefit asset was $0 and $19, respectively, and was included in accounts receivable. Oklahoma production tax credits of $0 and $10,860 were included in other income in the consolidated statements of operations for the three months ended March 31, 2010 and 2009, respectively.

Funds held in escrow

We have funds held in escrow that are restricted as to withdrawal or usage. As of March 31, 2010 and December 31, 2009, the balance in escrow for plugging and abandonment was $1,656 and $1,672, respectively. We are entitled to make quarterly withdrawals from the plugging escrow account equal to one-half of the interest earnings for the period and as reimbursement for actual plugging and abandonment expenses incurred on the North Burbank field, provided that written documentation has been provided. The balance is not intended to reflect our total future financial obligation for the plugging and abandonment of these wells.

Impairment of long-lived assets

Impairment losses are recorded on property and equipment used in operations and other long lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impairment is measured based on the excess of the carrying amount over the fair value of the asset.

Asset retirement obligations

We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of oil and natural gas properties. The accretion of the asset retirement obligations is included in depreciation, depletion and amortization on the consolidated statements of operations. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the first quarter of 2010 were escalated using an annual inflation rate of 2.95%, and discounted using our credit-adjusted risk-free interest rate of 8.5%. These estimates may change based upon future inflation rates and changes in statutory remediation rules. See Note 3 for additional information regarding our asset retirement obligations.

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

If applicable, we would report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return, and would recognize interest and penalties related to uncertain tax positions in interest expense. As of March 31, 2010 and December 31, 2009, we have not recorded a liability or accrued interest related to uncertain tax positions.

The tax years 1998 through 2009 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Discontinued operations

Certain amounts have been reclassified to present the operations of the Electric Submersible Pumps (“ESP”) and Chemicals divisions of Green Country Supply, Inc. (“GCS”), a wholly owned subsidiary, as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to our continuing operations. See Note 7 for additional information relating to discontinued operations.

Recently issued accounting standards

In January 2010, the FASB issued new authoritative guidance regarding “Improving Disclosures about Fair Value Measurements and Disclosures” that requires additional disclosure of transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. We adopted the guidance on January 1, 2010, except for requirements regarding the gross presentation of Level 3 roll forward information, which we will adopt on January 1, 2011. Because this guidance only requires additional disclosures, it did not have an impact on our financial statements, nor is it expected to have an impact in future periods.

Note 2: Derivative activities and financial instruments

Derivative activities

Our results of operations, financial condition and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties. To mitigate a portion of this exposure, we enter into commodity price swaps, costless collars, and basis protection swaps. See Note 1 for additional information regarding our accounting policies for fair value measurements.

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

Our outstanding oil and natural gas derivative instruments as of March 31, 2010 are summarized below:

	Oil derivatives
	Swaps		Collars
	Volume MBbl	Weighted average fixed price to be received	Volume MBbl	Weighted average range
2010	1,909	$68.63	180	$110.00 - $168.55
2011	2,155	68.89	204	110.00 - 152.71
2012	600	90.46	—	—

	4,664		384

	Natural gas derivatives				Natural gas basis protection swaps
	Swaps		Collars
	Volume BBtu	Weighted average fixed price to be received	Volume BBtu	Weighted average range	Volume BBtu	Weighted average fixed price to be paid
2010	11,380	$7.04	2,520	$10.00 - $11.53	11,650	$0.75
2011	12,150	7.24	—		12,990	0.74

	23,530		2,520		24,640

Our derivative contracts have been executed with the institutions that are parties to our revolving credit facility, and we believe the credit risks associated with all of these institutions are acceptable. We did not post collateral under any of these contracts as they are secured under our revolving credit facility. Payment on our derivative contracts would be accelerated in the event of a default on our revolving credit facility. The aggregate fair value of our derivative liabilities was $79,269 at March 31, 2010.

The estimated fair values of derivative instruments are provided below. The carrying amounts of these instruments are equal to the estimated fair values.

	As of March 31, 2010			As of December 31, 2009
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Derivatives designated as cash flow hedges:
Oil swaps	$2,051	$(52,954)	$(50,903)	$172	$(54,883)	$(54,711)
Derivatives not designated as hedging instruments:
Oil swaps	—	(13,104)	(13,104)	—	(13,840)	(13,840)
Natural gas swaps	53,369	—	53,369	30,366	(26)	30,340
Oil collars	9,816	—	9,816	12,290	—	12,290
Natural gas collars	14,342	—	14,342	14,065	—	14,065
Natural gas basis differential swaps	—	(13,211)	(13,211)	—	(14,964)	(14,964)

Total non-hedge instruments	77,527	(26,315)	51,212	56,721	(28,830)	27,891

Total derivative instruments	79,578	(79,269)	309	56,893	(83,713)	(26,820)
Less:
Netting adjustments (1)	44,077	(44,077)	—	32,873	(32,873)	—
Current portion asset (liability)	28,620	(18,357)	10,263	18,226	(20,677)	(2,451)

	$6,881	$(16,835)	$(9,954)	$5,794	$(30,163)	$(24,369)

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow us to net settle positive and negative positions with the same counterparties.

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

Gains and losses associated with cash flow hedges are summarized below.

	Amount of gain (loss) recognized in AOCI (effective portion)		Amount of gain (loss) reclassified from AOCI in income (effective portion) (1)		Amount of gain (loss) recognized in income (ineffective portion) (1)
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009	2010	2009
Oil swaps	$(1,035)	$(1,500)	$(4,844)	$12,311	$(660)	$305
Natural gas swaps	—	—	519	2,887	—	—
Income taxes	400	591	1,673	(5,984)	—	—

	$(635)	$(909)	$(2,652)	$9,214	$(660)	$305

(1)	Included in gain (loss) from oil and natural gas hedging activities in the consolidated statements of operations.

During the fourth quarter of 2008, we determined that our natural gas swaps are no longer expected to be highly effective, primarily due to the increased volatility in the basis differentials between the contract price and the indexed price at the point of sale. As a result, we discontinued hedge accounting and applied mark-to-market accounting treatment to all outstanding natural gas swaps. The change in fair value related to these instruments, after hedge accounting was discontinued, is recorded immediately in non-hedge derivative gains (losses) in the consolidated statements of operations. In the past, a portion of the change in fair value would have been deferred through other comprehensive income and the ineffective portion would have been included in gain (loss) from oil and natural gas hedging activities.

In addition, we early settled certain oil and natural gas swaps and collars during the first half of 2009 and the fourth quarter of 2008. Certain swaps that were early settled had previously been accounted for as cash flow hedges. As of March 31, 2010 and December 31, 2009, accumulated other comprehensive income included $82,923 and $83,442, respectively, of deferred gains related to discontinued cash flow hedges that will be recognized as a gain from oil and natural gas hedging activities when the hedged production is sold. No oil and natural gas derivatives were early settled in the first quarter of 2010.

During the first quarter of 2010 and 2009, gains of $0 and $8,385, respectively, were reclassified into earnings as a result of the discontinuance of hedge accounting treatment for certain oil swaps, and gains of $519 and $2,887, respectively, were reclassified into earnings as a result of the discontinuance of hedge accounting treatment for our natural gas swaps. Gain (loss) from oil and natural gas hedging activities, which is a component of total revenues in the consolidated statements of operations, is comprised of the following:

	March 31, 2010	March 31, 2009
Oil hedges
Reclassification adjustment for hedge gains (losses) included in net income (loss)	$(4,844)	$12,311
Gain (loss) on ineffective portion of derivatives qualifying for hedge accounting	(660)	305
Natural gas hedges
Reclassification adjustment for hedge gains included in net income (loss)	519	2,887

	$(4,985)	$15,503

Based upon market prices at March 31, 2010 and assuming no future change in the market, we expect to reclassify $19,109 of losses in accumulated other comprehensive income to income during the next 12 months when the forecasted transactions actually occur. All forecasted transactions hedged as of March 31, 2010 are expected to be settled by December 2012, however, deferred gains in AOCI related to discontinued cash flow hedges will continue to be reclassified into earnings through December 2013.

The changes in fair value and settlement of derivative contracts that do not qualify or have not been designated as hedges are recognized as non-hedge derivative gains (losses). All non-hedge derivative contracts outstanding at March 31, 2010 are expected to be settled by December 2011. Non-hedge derivative gains in the consolidated statements of operations are comprised of the following:

	March 31, 2010	March 31, 2009
Change in fair value of non-qualified commodity price swaps	$23,765	$29,912
Change in fair value of non-designated costless collars	(2,196)	3,162
Change in fair value of natural gas basis differential contracts	1,752	(4,326)
Receipts from (payments on) settlement of non-qualified commodity price swaps	6,434	14,730
Receipts from (payments on) settlement of non-designated costless collars	5,741	5,078
Receipts from (payments on) settlement of natural gas basis differential contracts	(4,439)	1,771

	$31,057	$50,327

Derivative settlements receivable of $4,087 and $5,977 were included in accounts receivable at March 31, 2010 and December 31, 2009, respectively. Derivative settlements payable of $1,986 and $1,739 were included in accounts payable and accrued liabilities at March 31, 2010 and December 31, 2009, respectively.

All derivative financial instruments are recorded on the balance sheet at fair value. We estimate the fair value of our derivative instruments using a combined income and market valuation methodology. Future cash flows from the derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at the LIBOR swap rate. The fair value of collars is determined using an option pricing model which takes into account market volatility as well as the inputs described above. All derivative instruments are discounted further using a rate that incorporates our nonperformance risk for derivative liabilities, and our counterparties’ nonperformance risk for derivative assets. As of March 31, 2010 and December 31, 2009, the rate reflecting our nonperformance risk was 3.25% and 3.25%, respectively, and the weighted-average rate reflecting our counterparties’ nonperformance risk was approximately 1.57% and 1.49%, respectively.

We have no Level 1 assets or liabilities as of March 31, 2010. Our derivative contracts classified as Level 2 are valued using quotations provided by price index developers such as Platts and Oil Price Information Service. In certain less liquid markets, forward prices are not as readily available. In these circumstances, commodity swaps are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. These contracts are classified as Level 3. Due to unavailability of observable volatility data input, the fair value measurement of all our collars has been categorized as Level 3.

The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of March 31, 2010			As of December 31, 2009
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$55,420	$(79,269)	$(23,849)	$30,538	$(83,713)	$(53,175)
Significant unobservable inputs (Level 3)	24,158	—	24,158	26,355	—	26,355
Netting adjustments (1)	(44,077)	44,077	—	(32,873)	32,873	—

	$35,501	$(35,192)	$309	$24,020	$(50,840)	$(26,820)

(1)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.

Changes in the fair value of net commodity derivatives classified as Level 3 in the fair value hierarchy for the first quarter of 2010 and 2009 were as follows:

Net derivative assets	March 31, 2010	March 31, 2009
Beginning balance	$26,355	$79,603
Realized and unrealized gains included in non-hedge derivative gains (losses)	3,544	8,325
Settlements	(5,741)	(5,367)

Ending balance	$24,158	$82,561

Gains relating to assets still held at the reporting date included in non-hedge derivative gains for the period	$3,211	$7,557

Fair value of financial instruments

The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value for long-term debt at March 31, 2010 and December 31, 2009 approximates fair value because substantially all debt carries variable market rates and incorporates a measure of our credit risk. The carrying value and estimated market value of our senior notes at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
8 1/2 % Senior Notes due 2015	$325,000	$306,912	$325,000	$281,125
8 7/8 % Senior Notes due 2017	322,931	304,782	322,877	281,125

	$647,931	$611,694	$647,877	$562,250

Fair value amounts have been estimated based on quoted market prices. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Note 3: Asset retirement obligations

The following table provides a summary of our asset retirement obligations for March 31, 2010.

Three Months Ended March 31, 2010
Beginning balance	$37,465
Liabilities incurred in current period	4
Liabilities settled in current period	(335)
Accretion expense	788

$37,922
Less current portion	300

$37,622

See Note 1 for additional information regarding our accounting policies for asset retirement obligations and fair value measurements.

Note 4: Long-term debt

Long-term debt at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Revolving credit line with banks	$507,001	$507,001
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 3.71% to 9.26%, due January 2017 through December 2028; collateralized by real property	13,357	13,465
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 4.50% to 9.25%, due April 2010 through January 2014; collateralized by automobiles, machinery and equipment	7,417	8,285

	527,775	528,751
Less current maturities	4,158	4,405

	$523,617	$524,346

In October 2006, we entered into a Seventh Restated Credit Agreement, which is scheduled to mature on October 31, 2010 and is collateralized by our oil and natural gas properties. Availability under our credit agreement is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once every six months. The borrowing base, which was reaffirmed effective November 23, 2009, is $513,001 as of March 31, 2010.

On March 23, 2010, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with CCMP Capital Investors II (AV-2), L.P., CCMP Energy I LTD., and CCMP Capital Investors (Cayman) II, L.P. (collectively, “CCMP”). On April 12, 2010, we sold 475,043 shares of our common stock to CCMP for a purchase price of $325,000. Fees and other expenses of the transaction were approximately $11,700. In connection with the closing of the Stock Purchase Agreement, we entered into and closed an Eighth Restated Credit Agreement, which has an initial borrowing base of $450,000, is collateralized by our oil and natural gas properties, and is scheduled to mature on April 12, 2014. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under the Eighth Restated Credit Agreement, to repay the amounts owing under our Seventh Restated Credit Agreement, and those amounts are classified as long-term debt as of March 31, 2010 and December 31, 2009. As of May 13, 2010, we had $172,000 outstanding and $275,330 of availability under our Eighth Restated Credit Agreement. See Note 10 for additional information regarding these transactions.

Interest was paid at least every three months during 2010 and 2009. The effective rate of interest on the entire outstanding balance was 6.118% and 6.081% as of March 31, 2010 and December 31, 2009, respectively, and was based upon LIBOR. Commitment fees of 0.50% accrue on the unused portion of the borrowing base amount, depending on the utilization percentage, and are included as a component of interest expense.

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

We believe we were in compliance with all covenants under the Credit Agreement as of March 31, 2010.

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

Note 5: Related party transactions

CHK Holdings L.L.C., an indirect wholly owned subsidiary of Chesapeake Energy Corporation (“Chesapeake”), owns 31.9% of our outstanding common stock. We participate in ownership of properties operated by Chesapeake, and we receive revenues and incur joint interest billings on these properties. In addition, Chesapeake participates in ownership of properties operated by us, and we pay revenues and record joint interest billings to Chesapeake on these properties.

The following table reflects our joint interest transactions with Chesapeake during the first quarter of 2010 and 2009:

	Three months ended March 31, 2010		Three months ended March 31, 2009
	Properties operated by Chesapeake	Properties operated by Chaparral	Properties operated by Chesapeake	Properties operated by Chaparral
Revenues	$1,351	$(404)	$1,664	$(384)
Joint interest billings	(2,590)	184	(1,386)	1,188

	$(1,239)	$(220)	$278	$804

Amounts receivable from and payable to Chesapeake were $1,973 and $834, respectively, as of March 31, 2010. Amounts receivable from and payable to Chesapeake were $2,506 and $241, respectively, as of December 31, 2009.

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

Compensation expense is recognized over the vesting period of the phantom stock and is reflected in lease operating and general and administrative expenses in the consolidated statements of operations. Such expense is calculated net of forfeitures estimated based on our historical and expected turnover rates. We recognized deferred compensation expense as follows for the first quarter of 2010 and 2009:

	March 31, 2010	March 31, 2009
Deferred compensation cost	$253	$234
Less: deferred compensation cost capitalized	(87)	(77)

Deferred compensation expense	$166	$157

A summary of our phantom stock activity during the first quarter of 2010 is presented in the following table:

	Weighted average grant date fair value	Phantom shares	Vest date fair value	Weighted average amortization period remaining
	($ per share)			(years)
Unvested and outstanding at January 1, 2010	$12.77	175,482
Granted	$24.48	14,876
Vested	$8.58	(53,279)	$1,304
Forfeited	$—	—

Unvested and total outstanding at March 31, 2010	$15.65	137,079		2.72

Payments for phantom shares were $0 and $1, respectively, during the first quarter of 2010 and 2009. As of March 31, 2010, there were 53,539 vested units outstanding with a weighted average fair value of $24.41 per share, and an aggregate intrinsic value of $1,307, which is included in accrued payroll and benefits payable. Based on an estimated fair value of $22.67 per phantom share as of March 31, 2010, the aggregate intrinsic value of the unvested phantom shares outstanding was $3,108, which includes approximately $1,705 of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 2.72 years. As of March 31, 2010 and December 31, 2009, accrued payroll and benefits payable included $429 and $1,315, respectively, for deferred compensation costs vesting within the next twelve months.

Note 7: Discontinued operations

Discontinued operations consist of the third-party revenues and operating expenses of the ESP and Chemicals divisions of GCS. Revenues were generated through the sale of oilfield supplies, chemicals, downhole submersible pumps, and related services to oil and natural gas operators primarily in Oklahoma, Texas, and Wyoming. Operating expenses consisted of costs of sales related to product sales and general and administrative expenses.

In the second quarter of 2009, we committed to a plan to sell the assets of these divisions, and we subsequently sold them in two separate transactions during 2009. There was no activity associated with these divisions in the first quarter of 2010. The operating results of these divisions for the first quarter of 2009 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below.

Three months ended March 31, 2009
Revenues	$4,252
Operating expenses	(4,177)
Depreciation, depletion, and amortization	(225)

Loss before income taxes	(150)
Income tax benefit	(58)

Loss from discontinued operations, net of related taxes	$(92)

There were no assets held for sale or liabilities associated with discontinued operations as of March 31, 2010 or December 31, 2009.

Note 8: Commitments and contingencies

Standby letters of credit (“Letters”) available under the revolving credit line are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had various Letters outstanding totaling $2,670 and $2,855 as of March 31, 2010 and December 31, 2009, respectively. Interest on each Letter accrues at the lender’s prime rate (effective rate of 6.118% at March 31, 2010 and 6.081% at December 31, 2009) for all amounts paid by the lenders under the Letters. We paid no interest on the Letters during the three months ended March 31, 2010 and 2009.

Various claims and lawsuits, incidental to the ordinary course of business, are pending both for and against us. In the opinion of management, all matters are not expected to have a material effect on our consolidated financial position or results of operations.

Effective April 15, 2009, we settled our pending lawsuit against John Milton Graves Trust u/t/a 6/11/2004, et al. This case was filed in the District Court of Tulsa County, State of Oklahoma, and related to (i) a post-closing adjustment of the price we paid for Calumet Oil Company (“Calumet”) in 2006 (the “Working Capital Adjustment”) and (ii) a contractual payment related to an election to be made by the sellers of Calumet (collectively, the “Sellers”) under the federal tax code (the “Tax Election”). As of December 31, 2008, the recorded receivable for the Working Capital Adjustment was $14,406, and the recorded payable related to the Tax Election was $4,378.

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

Note 9: Comprehensive income (loss)

Components of comprehensive income (loss), net of related tax, are as follows for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Net income (loss)	$25,464	$(124,824)
Unrealized loss on hedges	(635)	(909)
Reclassification adjustment for hedge (gains) losses included in net income (loss)	2,652	(9,214)

Comprehensive income (loss)	$27,481	$(134,947)

Note 10: Subsequent events

Stock Purchase Agreements

On March 23, 2010, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with CCMP Capital Investors II (AV-2), L.P., CCMP Energy I LTD., and CCMP Capital Investors (Cayman) II, L.P. (collectively, “CCMP”), pursuant to which CCMP would purchase and we would sell 475,042 shares of our class E common stock, par value $0.01 per share, and one share of class F common stock, par value $0.01 per share, for a purchase price of $325,000. Fees and other expenses of the transaction were approximately $11,700. The closing date of the Stock Purchase Agreement (the “Closing Date”) was April 12, 2010.

In connection with the execution of the Stock Purchase Agreement, on April 12, 2010, two of the three principal stockholders of the Company, Fischer and Altoma, each executed a stock purchase agreement with CCMP pursuant to which CCMP purchased from such stockholder 14,617 shares of Company common stock for a purchase price of $10,000.

As a result of the closing of the Stock Purchase Agreement and the stock purchase agreements discussed above, CCMP owns approximately 36% of our total outstanding common stock as of May 13, 2010.

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

Holders of class B, C and D common stock have the right, in aggregate, to designate three of our five directors. Holders of class E common stock have the right to designate the remaining two directors. Holders of each of the class B, C, D, and E common stock have designated their respective directors. All of the initial designees of the class B, C, D and E common stock were approved by the existing board of directors prior to being empanelled.

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

Eighth Restated Credit Agreement

On April 12, 2010, we entered into and closed an Eighth Restated Credit Agreement, which has an initial borrowing base of $450,000, is collateralized by our oil and natural gas properties, and is scheduled to mature on April 12, 2014. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under the Eighth Restated Credit Agreement, to repay the amounts owing under our Seventh Restated Credit Agreement. We expect to record expenses for derivative novation fees and the write off of prepaid bank fees associated with our Seventh Restated Credit Agreement of approximately $2,800, and to record deferred financing costs associated with the closing of our Eighth Restated Credit Agreement of approximately $10,700 during the second quarter of 2010.

Availability under the Eighth Restated Credit Agreement will be subject to a borrowing base which will be set by the banks semi-annually on May 1 and November 1 of each year beginning on November 1, 2010. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. If we issue Additional Permitted Debt, as defined in the Eighth Restated Credit Agreement, the borrowing base will be automatically reduced by an amount equal to 25% of the aggregate stated principal amount of the debt issued. As of May 13, 2010, we had $172,000 outstanding and $275,330 of availability under our Eighth Restated Credit Agreement.

Borrowings under the Eighth Restated Credit Agreement will be made, at our option, as either Eurodollar loans or Alternate Base Rate (“ABR”) loans.

Interest on Eurodollar loans is computed at the Adjusted LIBO Rate, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in the Eighth Restated Credit Agreement, plus a margin where the margin varies from 2.50% to 3.50% depending on the utilization percentage of the conforming borrowing base. From April 12, 2010 until October 12, 2010, the margin is fixed at 3.00%. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.

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

Derivative transactions

Five of the counterparties to our derivative contracts as of March 31, 2010 are no longer lenders under our Eighth Restated Credit Agreement, which closed on April 12, 2010. As a result, we have novated to counterparties who are lenders under our Eighth Restated Credit Agreement oil swaps covering a total of 1,860 MBbls from April 2010 through December 2012, natural gas swaps covering a total of 7,600 BBtu from May 2010 through December 2011, and natural gas basis swaps covering a total of 10,200 BBtu from May 2010 through December 2011. In addition, we have unwound oil swaps and collars covering a total of 570 MBbls from April 2010 through December 2011 and gas collars covering a total of 1,170 BBtu from April 2010 through December 2010 for net proceeds of approximately $248.

Effective April 1, 2010, we have elected to de-designate all of our commodity derivative contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively. As a result, all gains and losses from changes in the fair value of our derivative contracts subsequent to March 31, 2010 will be recognized immediately in non-hedge derivative gains (losses) in the consolidated statement of operations. Prior to March 31, 2010, a portion of the change in fair value has been deferred through other comprehensive income. As of March 31, 2010, accumulated other comprehensive income consists of deferred net gains of $32,020 ($19,635 net of tax) that will be recognized as gains (losses) from oil and natural gas hedging activities through December 2013 as the hedged production is sold.

2010 Equity Incentive Plan

We adopted the Chaparral Energy, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”) on April 12, 2010. The 2010 Plan reserves a total of 86,301 shares of our class A common stock for awards issued under the 2010 Plan. All of our or our affiliates’ employees, officers, directors, and consultants are eligible to participate in the 2010 Plan. On April 12, 2010, our Board of Directors approved initial awards of restricted stock under the 2010 Plan totaling 49,333 shares of our class A common stock. These initial awards will be subject to service and market vesting conditions. We are currently assessing the impact of these awards on our financial statements.

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

Generally our producing properties have declining production rates. Our reserve estimates as of December 31, 2009 reflect that our production rate on current proved developed producing reserve properties will decline at annual rates of approximately 14%, 11% and 9% for the next three years. To grow our production and cash flow we must find, develop and acquire new oil and natural gas reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop and acquire oil and natural gas reserves.

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

During the first quarter of 2010, quarterly production was 1,868 MBoe, a 2% decrease from production levels in the first quarter of 2009, primarily due to the decline in production from the Bowdle 47 No. 2 well. However, a 90% increase in our average sales price before hedging resulted in an 86% increase in revenue from oil and natural gas sales in the first quarter of 2010 compared to the same period in 2009. In addition, total operating costs and expenses for the first quarter of 2010 decreased by 80% compared to the first quarter of 2009, primarily because we recorded a non-cash ceiling test impairment of our oil and natural gas properties of $240.8 million during the first quarter of 2009, and no such impairment was recorded during the first quarter of 2010. As a result of these and other factors, we reported net income of $25.5 million during the first quarter of 2010 compared to a net loss of $124.8 million for the comparable period in 2009.

The following are material events that are expected to impact liquidity and/or results of operations in future periods:

•

Stock purchase agreement. On April 12, 2010, we sold 475,043 shares of our common stock to CCMP Capital Investors II (AV-2), L.P., CCMP Energy I LTD., and CCMP Capital Investors (Cayman) II, L.P. (collectively, “CCMP”) for a purchase price of $325.0 million. Fees and other expenses of the transaction were approximately $11.7 million. See Note 10 to our consolidated financial statements for additional information regarding this transaction.

•

Eighth Restated Credit Agreement. In connection with the closing of the sale of our common stock to CCMP, we entered into and closed an Eighth Restated Credit Agreement, which has an initial borrowing base of $450.0 million, is collateralized by our oil and natural gas properties, and is scheduled to mature on April 12, 2014. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under the Eighth Restated Credit Agreement, to repay the amounts owing under our Seventh Restated Credit Agreement. We expect to record expenses for derivative novation fees and the write off of prepaid bank fees associated with our Seventh Restated Credit Agreement of approximately $2.8 million, and to record deferred financing costs associated with the closing of our Eighth Restated Credit Agreement of approximately $10.7 million during the second quarter of 2010.

•

2010 Equity Incentive Plan. We adopted the Chaparral Energy, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”) on April 12, 2010. The 2010 Plan reserves a total of 86,301 shares of our class A common stock for awards issued under the 2010 Plan. All of our or our affiliates’ employees, officers, directors, and consultants are eligible to participate in the 2010 Plan. On April 12, 2010, our Board of Directors approved initial awards of restricted stock under the 2010 Plan totaling 49,333 shares of our class A common stock. These initial awards will be subject to service and market vesting conditions. We are currently assessing the impact of these awards on our financial statements.

Liquidity and capital resources

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

Historically, our primary sources of liquidity have been cash generated from our operations and debt. At March 31, 2010, we had approximately $68.2 million of cash and cash equivalents and $3.3 million of availability under our revolving credit line with a borrowing base of $513.0 million.

On March 23, 2010, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with CCMP Capital Investors II (AV-2), L.P., CCMP Energy I LTD., and CCMP Capital Investors (Cayman) II, L.P. (collectively, “CCMP”). On April 12, 2010, we sold 475,043 shares of our common stock to CCMP for a purchase price of $325.0 million. Fees and other expenses of the transaction were approximately $11.7 million. In connection with the closing of the Stock Purchase Agreement, we entered into and closed an Eighth Restated Credit Agreement, which has an initial borrowing base of $450.0 million, is collateralized by our oil and natural gas properties, and is scheduled to mature on April 12, 2014. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under the Eighth Restated Credit Agreement, to repay the amounts owing under our Seventh Restated Credit Agreement. As of May 13, 2010, we had $172.0 million outstanding and $275.3 million of availability under our Eighth Restated Credit Agreement. See Note 10 to our consolidated financial statements for additional information regarding these transactions.

Covenants set forth in the indentures for our 8 1/2% Senior Notes and the 8 7/8% Senior Notes, including the ACNTA test, limit the amount of secured debt we can incur. Certain thresholds set forth in the ACNTA test are principally reliant upon the levels of commodity prices for crude oil and natural gas at specified dates.

Sources and uses of cash

Our net increase (decrease) in cash is summarized as follows:

	Three months ended March 31,
(dollars in thousands)	2010	2009
Cash flows provided by operating activities	$33,502	$43,631
Cash flows used in investing activities	(36,822)	(31,495)
Cash flows used in financing activities	(1,875)	(1,735)

Net increase (decrease) in cash during the period	$(5,195)	$10,401

Substantially all of our cash flow from operating activities is from the production and sale of oil and natural gas, reduced or increased by associated hedging activities. During the first quarter of 2009, operating cash flows also included production tax credits of $10.9 million. No such credits were received during the first quarter of 2010, and this source of cash will not be available in future periods. Primarily as a result of the decrease in production tax credits received, cash flows from operating activities decreased by 23% from 2009 to 2010.

We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. For the quarters ended March 31, 2010 and 2009, cash flows provided by operating activities were approximately 75% and 68%, respectively, of cash used for the purchase of property and equipment and oil and natural gas properties.

During the first quarter of 2010, cash used for the purchase of property and equipment and oil and natural gas properties decreased by 31% compared to the first quarter of 2009. However, these cash expenditures during the first quarter of 2009 represented 36% of the total expenditures for the 2009 fiscal year, as we completed projects begun during the fourth quarter of 2008. In contrast, these cash expenditures during the first quarter of 2010 represent only 17% of our budgeted capital expenditures for the 2010 fiscal year. As a result of the capital infusion from CCMP, we expect our capital investing activities to increase significantly beginning in the second quarter of 2010. Our budgeted capital expenditures for oil and natural gas properties for the 2010 fiscal year represent a 78% increase over the amounts spent during the 2009 fiscal year.

During the first quarter of 2010, we received no cash from the monetization of derivatives or the return of our prepaid production tax credits. During the first quarter of 2009, the return of our prepaid production tax credits provided investing cash inflows of $10.9 million, and the monetization of derivatives provided investing cash inflows of $9.5 million. See the “Results of operations” section for additional discussion of these transactions.

Capital expenditures

Our capital expenditures for oil and natural gas properties are detailed below:

(dollars in thousands)	Actual capital expenditures three months ended March 31, 2010	Percent of total	2010 budgeted capital expenditures	Percent of total
Development activities:
Developmental drilling	$30,302	69%	$163,000	61%
Enhancements	6,963	16%	12,000	4%
Tertiary recovery	3,955	9%	63,000	24%
Acquisitions:
Proved properties	806	2%	20,000	7%
Unproved properties	1,573	4%	—	0%
Exploration activities	23	0%	10,000	4%

	$43,622	100%	$268,000	100%

In addition to the capital expenditures for oil and natural gas properties, we spent approximately $1.0 million for property and equipment during the first quarter of 2010.

As of March 31, 2010, we had cash and cash equivalents of $68.2 million and long-term debt obligations of $1.2 billion.

Credit Agreements

As of March 31, 2010, we were party to a Seventh Restated Credit Agreement, which was scheduled to mature on October 31, 2010, and was collateralized by our oil and natural gas properties. The borrowing base, which was reaffirmed effective November 23, 2009, was $513.0 million as of March 31, 2010. We had $507.0 million outstanding under our Seventh Restated Credit Agreement as of March 31, 2010, and all of our borrowings were Eurodollar loans.

On April 12, 2010, in connection with the closing of our Stock Purchase Agreement with CCMP, we entered into and closed an Eighth Restated Credit Agreement, which has an initial borrowing base of $450.0 million, is collateralized by our oil and natural gas properties, and is scheduled to mature on April 12, 2014. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under the Eighth Restated Credit Agreement, to repay the amounts owing under our Seventh Restated Credit Agreement. We expect to record expenses for derivative novation fees and the write-off of prepaid bank fees associated with our Seventh Restated Credit Agreement of approximately $2,800, and to record deferred financing costs associated with the closing of our Eighth Restated Credit Agreement of approximately $10,700 during the second quarter of 2010.

The terms of the Eighth Restated Credit Agreement are described below. The terms of the Seventh Restated Credit Agreement were substantially similar to those contained in the Eighth Restated Credit Agreement. All discussions of interest rates and ratios as of dates prior to April 12, 2010 relate to the Seventh Restated Credit Agreement. Availability under our Credit Agreement is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. If we issue Additional Permitted Debt, as defined in the Eighth Restated Credit Agreement, the borrowing base will be automatically reduced by an amount equal to 25% of the aggregate stated principal amount of the debt issued. As of May 13, 2010, we had $172.0 million outstanding and $275.3 million of availability under our Eighth Restated Credit Agreement.

The agreement has certain negative and affirmative covenants that require, among other things, maintaining a specified current ratio and debt service ratio. We believe we were in compliance with all covenants under the Credit Agreement as of March 31, 2010.

Borrowings under our Credit Agreement are made, at our option, as either Eurodollar loans or Alternate Base Rate (“ABR”) loans.

Interest on Eurodollar loans is computed at the Adjusted LIBO Rate, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in the Credit Agreement, plus a margin where the margin varies from 2.50% to 3.50% depending on the utilization percentage of the conforming borrowing base. From April 12, 2010 until October 12, 2010, the margin is fixed at 3.00%. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.

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

Interest was paid at least every three months during 2010 and 2009. The effective rate of interest on the entire outstanding balance was 6.118% and 6.081% as of March 31, 2010 and December 31, 2009, respectively, and was based upon LIBOR.

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

Our Credit Agreement requires us to maintain a current ratio, as defined in our Credit Agreement, of not less than 1.0 to 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our Credit Agreement, we consider the current ratio calculated under our Credit Agreement to be a useful measure of our liquidity because it includes the funds available to us under our Credit Agreement and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At March 31, 2010 and December 31, 2009, our current ratio as computed using GAAP was 1.44 and 1.38, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 1.51 and 1.51, respectively. The following table reconciles our current assets and current liabilities using GAAP to the same items for purposes of calculating the current ratio for our loan compliance:

(dollars in thousands)	March 31, 2010	December 31, 2009
Current assets per GAAP	$165,304	$161,682
Plus—Availability under Credit Agreement	3,330	3,145
Less—Short-term derivative instruments	(28,620)	(18,226)
Less—Deferred tax asset on derivative instruments and asset retirement obligations	—	(1,079)

Current assets as adjusted	$140,014	$145,522

Current liabilities per GAAP	$115,155	$117,529
Less—Short term derivative instruments	(18,357)	(20,677)
Less—Deferred tax liability on derivative instruments and asset retirement obligations	(3,838)	—
Less—Short-term asset retirement obligation	(300)	(300)

Current liabilities as adjusted	$92,660	$96,552

Current ratio for loan compliance	1.51	1.51

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

Alternative capital resources

We have historically used cash flow from operations, debt financing, and private issuances of common stock as our primary sources of capital. In the future we may use additional sources such as asset sales, additional public or private issuances of common or preferred stock, or project financing. While we believe we would be able to obtain funds through one or more of these alternative sources, if needed, we cannot provide assurance that these resources would be available on terms acceptable to us.

Results of operations

Revenues and production

The following table presents information about our oil and natural gas sales before the effects of hedging:

	Three months ended March 31,		Percentage Change
	2010	2009
Oil and natural gas sales (dollars in thousands)
Oil	$71,440	$35,113	103.5%
Natural gas	28,935	18,754	54.3%

Total	$100,375	$53,867	86.3%
Production
Oil (MBbls)	974	963	1.1%
Natural gas (MMcf)	5,364	5,637	(4.8)%
MBoe	1,868	1,903	(1.8)%
Average sales prices (excluding derivative settlements)
Oil per Bbl	$73.35	$36.46	101.2%
Natural gas per Mcf	$5.39	$3.33	61.9%
Boe	$53.73	$28.31	89.8%

Oil and natural gas revenues increased $46.5 million, or 86%, during the first quarter of 2010 compared to the first quarter of 2009 due to a 90% increase in the average price per Boe, slightly offset by a 2% decrease in sales volumes. The relative impact of changes in commodity prices and sales volumes on our oil and natural gas sales before the effects of hedging is shown in the following table:

	Three months ended March 31, 2010 vs. 2009
(dollars in thousands)	Sales increase (decrease)	Percentage increase (decrease) in sales
Change in oil sales due to:
Prices	$35,926	102.4%
Production	401	1.1%

Total increase in oil sales	$36,327	103.5%

Change in natural gas sales due to:
Prices	$11,089	59.1%
Production	(908)	(4.8)%

Total increase in natural gas sales	$10,181	54.3%

Production volumes by area were as follows (MBoe):

	Three Months Ended March 31,		Percentage Change
	2010	2009
Mid-Continent	1,319	1,223	7.8%
Permian Basin	333	430	(22.6)%
Gulf Coast	108	118	(8.5)%
Ark-La-Tex	38	58	(34.5)%
North Texas	39	42	(7.1)%
Rocky Mountains	31	32	(3.1)%

Totals	1,868	1,903	(1.8)%

In 2009 we focused our capital expenditures in the Mid-Continent and Permian areas. As a result, production in our other areas has declined and is expected to continue to decline in 2010, because our planned capital expenditures for 2010 are also focused in our core areas of the Mid-Continent and Permian Basin. The increase in production in the Mid-Continent area is primarily due to our participation in six Atoka Wash wells, which came online during the first quarter of 2010.

The decrease in production in the Permian area is primarily due to the Bowdle 47 No. 2, which began selling natural gas in late November 2008 and accounted for approximately 9% of total production for the first quarter of 2009. During the first quarter of 2010, production from this well declined by approximately 28% compared to the first quarter of 2009. We have drilled and completed an offset, the Bowdle 47 No. 4, which came online in April of 2010 and is currently producing at a rate of approximately 11 MMcf per day. This well, combined with several other high impact wells that we are currently drilling or participating in, will support our production levels throughout 2010. However, we cannot accurately predict the timing or level of future production.

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

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements, excluding derivative monetizations, on realized prices:

	Average Price		Post-settlement to pre-settlement price
	Before derivative settlements	After derivative settlements
Oil (per Bbl):
Three months ended March 31, 2010	$73.35	$68.27	93.1%
Three months ended March 31, 2009	36.46	43.87	120.3%
Natural gas (per Mcf):
Three months ended March 31, 2010	$5.39	$6.73	124.9%
Three months ended March 31, 2009	3.33	5.02	150.8%

The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

(dollars in thousands)	March 31, 2010	December 31, 2009
Derivative assets (liabilities):
Oil swaps	$(64,007)	$(68,551)
Natural gas swaps	53,369	30,340
Oil collars	9,816	12,290
Natural gas collars	14,342	14,065
Natural gas basis differential swaps	(13,211)	(14,964)

Net derivative asset (liability)	$309	$(26,820)

During the fourth quarter of 2008, we determined that our natural gas swaps were no longer expected to be highly effective, primarily due to the increased volatility in the basis differentials between the contract price and the indexed price at the point of sale. As a result, we discontinued hedge accounting and applied mark-to-market accounting treatment to all outstanding natural gas swaps. The change in fair value related to these instruments, after hedge accounting was discontinued, is recorded immediately in non-hedge derivative gains (losses) in the consolidated statements of operations. In the past, a portion of the change in fair value would have been deferred through other comprehensive income and the ineffective portion would have been included in gain (loss) from oil and natural gas hedging activities, which is a component of revenue.

In addition, we monetized certain oil and natural gas swaps and collars during the first half of 2009 and the fourth quarter of 2008. Certain swaps that were monetized had previously been accounted for as cash flow hedges. As of March 31, 2010 and December 31, 2009, accumulated other comprehensive income included $82.9 million and $83.4 million, respectively, of deferred gains related to discontinued cash flow hedges that will be recognized as a gain from oil and natural gas hedging activities when the hedged production is sold. No oil and natural gas derivatives were monetized in the first quarter of 2010.

Effective April 1, 2010, we have elected to de-designate all of our commodity derivative contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively. As a result, all gains and losses from changes in the fair value of our derivative contracts subsequent to March 31, 2010 will be recognized immediately in non-hedge derivative gains (losses) in the consolidated statement of operations. Prior to March 31, 2010, a portion of the change in fair value has been deferred through other comprehensive income. As of March 31, 2010, accumulated other comprehensive income consists of deferred net gains of $32.0 million ($19.6 million net of tax) that will be recognized as gains (losses) from oil and natural gas hedging activities through December 2013 as the hedged production is sold.

The effects of derivative activities on our results of operations and cash flows were as follows:

	Three months ended March 31,
	2010		2009
(dollars in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)
Gain (loss) from oil and natural gas hedging activities:
Oil swaps	$—	$(5,504)	$7,985	$4,631
Natural gas swaps	519	—	2,887	—

Gain (loss) from oil and natural gas hedging activities	$519	$(5,504)	$10,872	$4,631

Non-hedge derivative gains (losses):
Oil swaps and collars	$(1,737)	$559	$(1,868)	$2,505
Natural gas swaps and collars	23,306	11,616	34,986	7,781
Natural gas basis differential contracts	1,752	(4,439)	(4,326)	1,771
Derivative monetizations	—	—	(44)	9,522

Non-hedge derivative gains	$23,321	$7,736	$28,748	$21,579

Total gains from derivative activities	$23,840	$2,232	$39,620	$26,210

During the first quarter of 2010, we recorded a loss on oil derivatives of $6.7 million, due primarily to improved oil prices during the period. There were no gains associated with discontinued oil hedges that were reclassified into earnings during the first quarter of 2010. We recorded a gain on oil derivatives of $13.2 million during the first quarter of 2009, due primarily to gains of $8.4 million associated with derivatives monetized during the fourth quarter of 2008 that were reclassified into earnings during the first quarter of 2009, and to the low oil prices prevalent during the period.

Due primarily to low natural gas prices prevalent during the first quarters of 2010 and 2009, and to lower average NYMEX forward strip gas prices as of March 31, 2010 and 2009 compared to December 31, 2009 and 2008, respectively, we recognized a gain on gas derivatives of $35.5 million and $45.7 million during the first quarters of 2010 and 2009, respectively. This included gains of $0.5 million and $2.9 million reclassified into earnings during the first quarters of 2010 and 2009, respectively, that were associated with derivatives for which hedge accounting was discontinued in 2008.

During the first quarter of 2010, losses on natural gas basis differential contracts were $2.7 million primarily due to lower than expected differentials. During the first quarter of 2009, losses on natural gas basis differential contracts were $2.6 million primarily due to lower differentials indicated by the forward commodity price curves as of March 31, 2009 compared to December 31, 2008.

In addition, during the first quarter of 2009, we monetized natural gas swaps with original settlement dates from May through October of 2009 for proceeds of $9.5 million. As a result of this transaction, gains of $9.5 million were recognized in earnings during the first quarter of 2009.

As a result of the above transactions, our statements of operations for the first quarter of 2010 and 2009 included total net gains on derivative activities of $26.1 million and $65.8 million, respectively.

Lease operating expenses

(dollars in thousands)	Three months ended March 31,		Percent decrease
	2010	2009
Lease operating expenses	$24,419	$27,503	(11.2)%

Lease operating expenses per Boe	$13.07	$14.45	(9.6)%

Lease operating costs are sensitive to changes in demand for field equipment, services, and qualified operational personnel, which is driven by demand for oil and natural gas. However, the timing of changes in operating costs may lag behind changes in commodity prices. Due primarily to lower overall operating and service costs, lease operating expenses for the first quarter of 2010 decreased by $3.1 million, or $1.38 per Boe, compared to the first quarter of 2009. During the last half of 2009 and the first quarter of 2010, commodity prices have been improving, and if this upward trend continues, we expect absolute operating costs to increase as well.

Production taxes (which include ad valorem taxes)

	Three months ended March 31,		Percent increase
(dollars in thousands)	2010	2009
Production taxes	$6,990	$3,860	81.1%

Production taxes per Boe	$3.74	$2.03	84.2%

Production taxes generally change in proportion to oil and natural gas sales. The increase in production taxes during the first quarter of 2010 compared to the first quarter of 2009 was primarily due to the 90% increase in average realized prices, slightly offset by the 2% decrease in sales volumes.

Depreciation, depletion, and amortization (“DD&A”)

	Three months ended March 31,		Percent increase (decrease)
(dollars in thousands)	2010	2009
DD&A:
Oil and natural gas properties	$21,493	$27,338	(21.4)%
Property and equipment	2,240	2,179	2.8%
Accretion of asset retirement obligation	788	701	12.4%

Total DD&A	$24,521	$30,218	(18.9)%

DD&A per Boe:
Oil and natural gas properties	$11.51	$14.37	(19.9)%
Other fixed assets	1.62	1.51	7.3%

Total DD&A per Boe	$13.13	$15.88	(17.3)%

We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and costs, and thus our DD&A rate could change significantly in the future. DD&A on oil and natural gas properties decreased $5.8 million in the first quarter of 2010 compared to the first quarter of 2009, of which $5.3 million was due to a lower rate per equivalent unit of production and $0.5 million was due to the decrease in production. Our DD&A rate per equivalent unit of production decreased $2.86 to $11.51 per Boe primarily due to the increase in reserves resulting from higher commodity prices.

Impairment of oil and natural gas properties

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

Our estimate of oil and natural gas reserves as of March 31, 2010 was prepared using an average price for oil and natural gas based upon the first day of each month for the prior twelve months as required by the SEC’s Modernization of Oil and Gas Reporting and the FASB’s updated guidance relating to Oil and Gas Reserve Estimation and Disclosures, which we adopted effective December 31, 2009. As of March 31, 2010, the cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties and no additional ceiling test impairment was recorded. The PV-10 value of our reserves was estimated based on average prices of $69.64 per Bbl of oil and $3.98 per Mcf of gas for the twelve months ended March 31, 2010. A decline in oil and natural gas prices subsequent to March 31, 2010 could result in additional ceiling test write downs in future periods. The amount of any future impairment is difficult to predict, and will depend on the average oil and natural gas prices during each period, the incremental proved reserves added during each period, and additional capital spent.

General and administrative expenses

	Three months ended March 31,		Percent increase
(dollars in thousands)	2010	2009
Gross G&A expenses	$9,636	$9,228	4.4%
Capitalized exploration and development costs	(3,196)	(2,860)	11.7%

Net G&A expenses	$6,440	$6,368	1.1%

Average G&A cost per Boe	$3.45	$3.35	3.0%

General and administrative expenses for the first quarter of 2010 increased by $0.10 per Boe compared to the first quarter of 2009 primarily due to increased compensation costs.

Litigation settlement

Effective April 15, 2009, we settled our pending lawsuit against John Milton Graves Trust u/t/a 6/11/2004, et al. This case was related to (i) a post-closing adjustment of the price we paid for Calumet Oil Company (“Calumet”) in 2006 (the “Working Capital Adjustment”) and (ii) a contractual payment related to an election to be made by the sellers of Calumet (collectively, the “Sellers”) under the federal tax code (the “Tax Election”). As of December 31, 2008, the recorded receivable for the Working Capital Adjustment was $14.4 million, and the recorded payable related to the Tax Election was $4.4 million.

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

Interest expense

The following table presents interest expense for the first quarter of 2010 and 2009:

	Three months ended March 31,
(dollars in thousands)	2010	2009
Revolver interest	$6,267	$6,852
8 1/2 % Senior Notes due 2015	7,115	7,097
8 7/8 % Senior Notes due 2017	7,411	7,394
Bank fees and other interest	1,759	1,121

Total interest expense	$22,552	$22,464

Average long-term borrowings	$1,176,285	$1,270,485

Production tax credits

During 2006, we purchased interests in two venture capital limited liability companies resulting in a total investment of $15.0 million. Our return on the investment was the receipt of $2 of Oklahoma tax credits for every $1 invested and was recouped from our Oklahoma production taxes. The investments were accounted for as a production tax benefit asset and were netted against tax credits realized in other income using the effective yield method over the expected recovery period. Other income for the first quarter of 2010 and 2009 included Oklahoma production tax credits of $0 and $10.9 million, respectively. This source of income will not be available in future periods.

Discontinued operations

Discontinued operations consist of the third-party revenues and operating expenses of the Electric Submersible Pumps (“ESP”) and Chemicals divisions of Green Country Supply, Inc. (“GCS”), a wholly owned subsidiary. Revenues were generated through the sale of oilfield supplies, chemicals, downhole submersible pumps, and related services to oil and natural gas operators primarily in Oklahoma, Texas, and Wyoming. Operating expenses consisted of costs of sales related to product sales and general and administrative expenses.

In the second quarter of 2009, we committed to a plan to sell the assets of these divisions, and we subsequently sold them in two separate transactions during 2009. There was no activity associated with these divisions in the first quarter of 2010. The operating results of these divisions for the first quarter of 2009 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below.

(dollars in thousands)	Three months ended March 31, 2009
Revenues	$4,252
Operating expenses	(4,177)
Depreciation, depletion, and amortization	(225)

Loss before income taxes	(150)
Income tax benefit	(58)

Loss from discontinued operations, net of related taxes	$(92)

There were no assets held for sale or liabilities associated with discontinued operations as of March 31, 2010 or December 31, 2009.

Non-GAAP financial measure and reconciliation

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

	Three months ended March 31,
(dollars in thousands)	2010	2009
Net income (loss)	$25,464	$(124,824)
Interest expense	22,552	22,464
Income tax expense (benefit)	16,069	(78,406)
Depreciation, depletion, and amortization	24,521	30,443
Unrealized gains on ineffective portion of hedges and reclassification adjustments	(519)	(10,872)
Non-cash change in fair value of non-hedge derivative instruments	(23,321)	(28,748)
Interest income	(92)	(101)
Non-cash deferred compensation expense	166	156
Gain on disposed assets	(42)	(1)
Loss on impairment of oil and natural gas properties	—	240,790
Loss on litigation settlement	—	2,928

Adjusted EBITDA	$64,798	$53,829

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

We use the present value of estimated cash flows related to our asset retirement obligation to determine the fair value. Significant assumptions used in estimating such obligations include estimates of the ultimate costs of dismantling and site restoration, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments, all of which are Level 3 inputs in the fair value hierarchy. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment will be required for the related asset. We believe the estimates and judgments reflected in our financial statements are reasonable but are necessarily subject to the uncertainties we have just described. Accordingly, any significant variance in any of the above assumptions or factors could materially affect our estimated future cash flows.

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

Oil and natural gas prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our Credit Agreement and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our three months ended March 31, 2010 production, our gross revenues from oil and natural gas sales would change approximately $0.5 million for each $0.10 change in natural gas prices and $1.0 million for each $1.00 change in oil prices.

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

Our outstanding oil and natural gas derivative instruments as of March 31, 2010 are summarized below:

	Crude Oil Swaps				Crude Oil Collars		Percent of PDP production (1)
	Hedge		Non-hedge		Non-hedge
	Volume MBbl	Weighted average fixed price to be received	Volume MBbl	Weighted average fixed price to be received	Volume MBbl	Weighted average range
2Q 2010	564	$69.04	90	$65.47	60	$110.00 - $168.55	81.4%
3Q 2010	547	69.32	90	65.10	60	110.00 - 168.55	81.8%
4Q 2010	528	69.29	90	64.75	60	110.00 - 168.55	81.5%
1Q 2011	459	70.56	99	64.24	51	110.00 - 152.71	74.9%
2Q 2011	459	70.49	90	63.93	51	110.00 - 152.71	75.2%
3Q 2011	439	69.61	90	63.61	51	110.00 - 152.71	74.1%
4Q 2011	429	69.03	90	63.30	51	110.00 - 152.71	74.1%
1Q 2012	150	89.90	—	—	—	—	20.1%
2Q 2012	150	90.27	—	—	—	—	20.6%
3Q 2012	150	90.65	—	—	—	—	21.0%
4Q 2012	150	91.01	—	—	—	—	21.4%

	4,025		639		384

	Natural Gas Swaps Non-hedge		Natural Gas Collars Non-hedge		Percent of PDP production (1)
	Volume BBtu	Weighted average fixed price to be received	Volume BBtu	Weighted average range
2Q 2010	4,230	$6.64	840	$10.00 - $11.53	82.8%
3Q 2010	3,700	7.01	840	10.00 - 11.53	81.4%
4Q 2010	3,450	7.55	840	10.00 - 11.53	81.8%
1Q 2011	3,150	7.66	—	—	63.2%
2Q 2011	3,000	6.86	—	—	62.9%
3Q 2011	3,000	7.03	—	—	65.3%
4Q 2011	3,000	7.39	—	—	67.6%

	23,530		2,520

	Natural Gas Basis Protection Swaps Non-hedge
	Volume BBtu	Weighted average fixed price to be paid
2Q 2010	4,120	$0.73
3Q 2010	3,930	0.74
4Q 2010	3,600	0.79
1Q 2011	3,600	0.80
2Q 2011	3,260	0.71
3Q 2011	3,120	0.71
4Q 2011	3,010	0.72

	24,640

(1)	Based on our most recent internally estimated PDP production for such periods.

Subsequent to March 31, 2010, we entered into additional oil swaps for 1,100 Mbls for the periods of May 2010 through December 2012 with a weighted average price of $91.15.

Five of the counterparties to our derivative contracts as of March 31, 2010 are no longer lenders under our Eighth Restated Credit Agreement, which closed on April 12, 2010. As a result, we have novated to counterparties who are lenders under our Eighth Restated Credit Agreement oil swaps covering a total of 1,860 MBbls from April 2010 through December 2012, natural gas swaps covering a total of 7,600 BBtu from May 2010 through December 2011, and natural gas basis swaps covering a total of 10,200 BBtu from May 2010 through December 2011. In addition, we have unwound oil swaps and collars covering a total of 570 MBbls from April 2010 through December 2011 and gas collars covering a total of 1,170 BBtu from April 2010 through December 2010 for net proceeds of approximately $0.2 million.

Interest rates. All of the outstanding borrowings under our Credit Agreement as of March 31, 2010 are subject to market rates of interest as determined from time to time by the banks. We may designate borrowings under our Credit Agreement as either ABR loans or Eurodollar loans. ABR loans bear interest at a fluctuating rate that is linked to the greater of (1) the Prime Rate, as defined in our Credit Agreement, (2) the Federal Funds Effective Rate plus  1/2 of 1%, or (3) the Adjusted LIBO rate, as defined in our Credit Agreement, plus 1%. Eurodollar loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $513.0 million, equal to our borrowing base, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $5.1 million.

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

Information with respect to risk factors is included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the risk factors since the filing of such Form 10-K.

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

Date: May 13, 2010

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