Form 10-Q
period 2010-06-30
Chaparral Energy, Inc.
filed 2010-08-11
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

1,401,376 shares of the registrant’s common stock were outstanding as of August 10, 2010.

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

•	Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

•	SEC. The Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets

(dollars in thousands, except per share data)	June 30, 2010 (unaudited)	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$15,999	$73,417
Accounts receivable, net	50,771	51,969
Inventories	10,880	10,551
Prepaid expenses	1,050	5,729
Derivative instruments	25,190	18,226
Deferred income taxes	—	1,790

Total current assets	103,890	161,682
Property and equipment—at cost, net	63,300	62,197
Oil and natural gas properties, using the full cost method:
Proved	2,041,095	1,910,583
Unproved (excluded from the amortization base)	20,549	19,728
Work in progress (excluded from the amortization base)	9,539	19,206
Accumulated depreciation, depletion, amortization and impairment	(950,033)	(906,584)

Total oil and natural gas properties	1,121,150	1,042,933
Funds held in escrow	1,657	1,672
Derivative instruments	1,896	5,794
Deferred income taxes	35,978	62,422
Other assets	26,754	17,220

	$1,354,625	$1,353,920

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets—(Continued)

(dollars in thousands, except per share data)	June 30, 2010 (unaudited)	December 31, 2009
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$51,654	$48,283
Accrued payroll and benefits payable	10,828	10,849
Accrued interest payable	14,637	14,394
Revenue distribution payable	16,639	18,673
Current maturities of long-term debt and capital leases	4,380	4,653
Derivative instruments	2,604	20,677
Deferred income taxes	8,626	—

Total current liabilities	109,368	117,529
Long-term debt and capital leases, less current maturities	188,148	524,477
Senior notes, net	647,985	647,877
Derivative instruments	2,334	30,163
Deferred compensation	947	1,142
Asset retirement obligations	38,561	37,165
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, 600,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $.01 par value, 10,000,000 shares authorized and 49,333 shares issued and outstanding as of June 30, 2010 and none authorized, issued, and outstanding as of December 31, 2009	—	—
Class B Common stock, $.01 par value, 10,000,000 shares authorized and 357,882 shares issued and outstanding as of June 30, 2010 and none authorized, issued, and outstanding as of December 31, 2009	4	—
Class C Common stock, $.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding as of June 30, 2010 and none authorized, issued, and outstanding as of December 31, 2009	2	—
Class D Common stock, $.01 par value, 10,000,000 shares authorized and 279,999 shares issued and outstanding as of June 30, 2010 and none authorized, issued, and outstanding as of December 31, 2009	3	—
Class E Common stock, $.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding as of June 30, 2010 and none authorized, issued, and outstanding as of December 31, 2009	5	—
Class F Common stock, $.01 par value, 1 share authorized, issued, and outstanding as of June 30, 2010 and none authorized, issued, and outstanding as of December 31, 2009	—	—
Class G Common stock, $.01 par value, 3 shares authorized, issued, and outstanding as of June 30, 2010 and none authorized, issued, and outstanding as of December 31, 2009	—	—
Common stock, $.01 par value, none authorized, issued and outstanding as of June 30, 2010 and 3,000,000 shares authorized and 877,000 shares issued and outstanding as of December 31, 2009	—	9
Additional paid in capital	415,237	100,918
Accumulated deficit	(72,636)	(122,978)
Accumulated other comprehensive income, net of taxes	24,667	17,618

	367,282	(4,433)

	$1,354,625	$1,353,920

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of operations

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)
Revenues:
Oil and natural gas sales	$96,785	$69,064	$197,160	$122,931
Gain (loss) from oil and natural gas hedging activities	(8,206)	6,188	(13,191)	21,691
Other revenues	857	661	1,728	1,329

Total revenues	89,436	75,913	185,697	145,951
Costs and expenses:
Lease operating	27,256	23,660	51,675	51,163
Production tax	6,190	4,941	13,180	8,801
Depreciation, depletion and amortization	25,067	25,278	49,588	55,496
Loss on impairment of oil and natural gas properties	—	—	—	240,790
General and administrative	7,871	5,906	14,311	12,274
Litigation settlement	—	—	—	2,928
Other expenses	768	491	1,472	772

Total costs and expenses	67,152	60,276	130,226	372,224
Operating income (loss)	22,284	15,637	55,471	(226,273)
Non-operating income (expense):
Interest expense	(19,775)	(22,720)	(42,327)	(45,184)
Non-hedge derivative gains (losses)	39,860	(33,019)	70,917	17,308
Financing costs	(1,263)	—	(1,560)	—
Other income	112	2,783	250	13,750

Net non-operating income (loss)	18,934	(52,956)	27,280	(14,126)
Income (loss) from continuing operations before income taxes	41,218	(37,319)	82,751	(240,399)
Income tax expense (benefit)	16,340	(14,168)	32,409	(92,516)

Income (loss) from continuing operations	24,878	(23,151)	50,342	(147,883)
Income from discontinued operations, net of related taxes	—	5,427	—	5,335

Net income (loss)	$24,878	$(17,724)	$50,342	$(142,548)

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows

	Six months ended June 30,
(dollars in thousands)	2010 (unaudited)	2009 (unaudited)
Cash flows from operating activities
Net income (loss)	$50,342	$(142,548)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion & amortization	49,588	55,899
Loss on impairment of oil and natural gas properties	—	240,790
Litigation settlement	—	2,928
Deferred income taxes	32,414	(89,178)
Unrealized (gain) loss on ineffective portion of hedges and reclassification adjustments	7,687	(18,759)
Non-hedge derivative gains	(70,917)	(17,308)
Gain on sale of ESP Division of GCS and other assets	(74)	(9,005)
Other	749	1,359
Change in assets and liabilities
Accounts receivable	3,945	26,105
Inventories	(375)	3,310
Prepaid expenses and other assets	7,169	9,946
Accounts payable and accrued liabilities	(1,625)	(6,466)
Revenue distribution payable	(2,034)	(2,436)
Deferred compensation	(490)	(149)

Net cash provided by operating activities	76,379	54,488
Cash flows from investing activities
Purchase of property and equipment and oil and natural gas properties	(123,695)	(99,605)
Proceeds from dispositions of property and equipment and oil and natural gas properties	336	437
Proceeds from sale of a business	—	24,650
Return of prepaid production tax asset	—	13,544
Settlement of non-hedge derivative instruments	25,757	132,466
Other	16	389

Net cash provided by (used in) investing activities	(97,586)	71,881
Cash flows from financing activities
Proceeds from long-term debt	172,886	—
Repayment of long-term debt	(509,359)	(91,922)
Proceeds from equity issuance	313,231	—
Principal payments under capital lease obligations	(129)	(126)
Fees paid related to financing activities	(12,840)	(2,157)

Net cash used in financing activities	(36,211)	(94,205)

Net increase (decrease) in cash and cash equivalents	(57,418)	32,164
Cash and cash equivalents at beginning of period	73,417	52,112

Cash and cash equivalents at end of period	$15,999	$84,276

Supplemental cash flow information
Cash paid (received) during the period for:
Interest, net of capitalized interest	$37,436	$44,276
Income taxes	(5)	—

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows—(Continued)

Supplemental disclosure of investing and financing activities

During the six months ended June 30, 2010, oil and natural gas property additions of $3,196 were recorded as increases to accounts payable and accrued expenses, and will be reflected in cash used in investing activities in the periods that the payables are settled. During the six months ended June 30, 2009, oil and natural gas property additions of $35,089 previously included in accounts payable and accrued expenses were settled and are reflected in cash used in investing activities.

During the six months ended June 30, 2010 and 2009, we recorded an asset and related liability of $191 and $300, respectively, associated with the asset retirement obligation on the acquisition and/or development of oil and natural gas properties.

Interest of $757 and $410 was capitalized during the six months ended June 30, 2010 and 2009, respectively, primarily related to unproved oil and natural gas leaseholds.

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

Interim financial statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the financial information and disclosures required by GAAP. The financial information as of June 30, 2010, and for the three and six months ended June 30, 2010 and 2009, is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2010.

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

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of June 30, 2010, cash and funds held in escrow with a recorded balance totaling $12,622 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.

Accounts receivable

Accounts receivable consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Joint interests	$13,145	$11,986
Accrued oil and natural gas sales	31,566	33,600
Derivative settlements	6,195	5,977
Production tax benefit	—	19
Other	520	1,204
Allowance for doubtful accounts	(655)	(817)

	$50,771	$51,969

Inventories

Inventories are comprised of equipment used in developing oil and natural gas properties, oil and natural gas product inventories, and equipment for resale. Equipment inventory and inventory for resale are carried at the lower of cost or market using the average cost method. Oil and natural gas product inventories are stated at the lower of production cost or market. We regularly review inventory quantities on hand and record provisions for excess or obsolete inventory, if necessary. Inventories at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Equipment inventory	$5,989	$6,673
Oil and natural gas product	3,166	2,642
Inventory for resale	2,978	2,356
Inventory valuation allowance	(1,253)	(1,120)

	$10,880	$10,551

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

Our estimate of oil and natural gas reserves as of June 30, 2010 was prepared using an average price for oil and natural gas based upon the first day of each month for the prior twelve months as required by the SEC’s Modernization of Oil and Gas Reporting and the updated guidance of the Financial Accounting Standard Board (“FASB”) relating to Oil and Gas Reserve Estimation and Disclosures, which we adopted effective December 31, 2009. As of June 30, 2010, the cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties and no additional ceiling test impairment was recorded. The PV-10 value of our reserves was estimated based on average prices of $75.76 per Bbl of oil and $4.10 per Mcf of gas for the twelve months ended June 30, 2010. A decline in oil and natural gas prices subsequent to June 30, 2010 could result in additional ceiling test write downs in future periods. The amount of any future impairment is difficult to predict, and will depend on the average oil and natural gas prices during each period, the incremental proved reserves added during each period, and additional capital spent.

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

We offset assets and liabilities for derivative contracts executed with the same counterparty under a master netting arrangement. See Note 2 for additional information regarding our derivative transactions.

Fair value measurements

Fair value is defined by the FASB as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

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

Impairment of long-lived assets

Impairment losses are recorded on property and equipment used in operations and other long lived assets when indicators of impairment are present and the undiscounted cash flows expected to be generated by those assets are less than the assets’ carrying amount. Impairment is measured based on the excess of the carrying amount over the fair value of the asset.

Asset retirement obligations

We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of oil and natural gas properties. The accretion of the asset retirement obligations is included in depreciation, depletion and amortization on the consolidated statements of operations. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the first six months of 2010 were escalated using an annual inflation rate of 2.95%, and discounted using our credit-adjusted risk-free interest rate of 8.8%.These estimates may change based upon future inflation rates and changes in statutory remediation rules. See Note 3 for additional information regarding our asset retirement obligations.

Stock-based compensation

Our stock-based compensation programs consist of phantom stock and restricted stock awards issued to employees. The estimated fair value of the phantom stock awards is remeasured at the end of each reporting period until settlement. The estimated fair market value of these awards is calculated based on our total asset value less total liabilities, with both assets and liabilities being adjusted to fair value, in accordance with the terms of the Phantom Stock Plan. The primary adjustment required is the adjustment of oil and natural gas properties from net book value to the discounted and risk adjusted reserve value based on internal reserve reports priced on NYMEX forward strips. Compensation cost associated with the phantom stock awards is recognized on a straight-line basis over the five-year vesting period.

We measure the fair value of our restricted stock awards that include a service condition based upon the fair market value of our common stock on the date of grant, and recognize compensation cost over the requisite service period using the accelerated method for awards with graded vesting.

We use a Monte Carlo model to estimate the grant date fair value of restricted stock awards that include a market condition. This model includes various significant assumptions, including the expected volatility of the share awards and the probabilities of certain vesting conditions. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside of our control. As a result, if other assumptions had been used, stock-based compensation expense could have been significantly impacted. Compensation cost associated with restricted stock awards that include a market condition is recognized over the requisite service period using the straight-line method.

Compensation cost is calculated net of forfeitures, which are estimated based on our historical and expected turnover rates. A portion of stock-based compensation cost associated with our employees involved in our acquisition, exploration, and development activities has been capitalized as part of our oil and natural gas properties. The remaining cost is reflected in lease operating and general and administrative expenses in the consolidated statements of operations. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation cost could be different from what we have recorded in the current period. We recognized stock-based compensation expense as follows for the periods indicated:

	Three months ending		Six months ending
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Stock-based compensation cost	$1,059	$706	$1,312	$940
Less: stock-based compensation cost capitalized	(358)	(232)	(445)	(309)

Stock-based compensation expense	$701	$474	$867	$631

Recognized tax benefit associated with stock-based compensation expense	$278	$180	$340	$243

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

If applicable, we would report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return, and would recognize interest and penalties related to uncertain tax positions in interest expense. As of June 30, 2010 and December 31, 2009, we have not recorded a liability or accrued interest related to uncertain tax positions.

The tax years 1998 through 2009 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Sale of common stock

On April 12, 2010, we closed the sale of an aggregate of 475,043 shares of our common stock to CCMP Capital Investors II (AV-2), L.P., CCMP Energy I LTD., and CCMP Capital Investors (Cayman) II, L.P. (collectively, “CCMP”). Proceeds from the sale were $313,231, net of fees and other expenses of $11,769, and were used to repay the amounts owing under our Seventh Restated Credit Agreement.

Production tax credits

During 2006, we purchased interests in two venture capital limited liability companies resulting in a total investment of $15,000. Our return on the investment was the receipt of $2 of Oklahoma tax credits for every $1 invested and was recouped from our Oklahoma production taxes. The investments were accounted for as a production tax benefit asset and were netted against tax credits realized in other income using the effective yield method over the expected recovery period. As of June 30, 2010 and December 31, 2009, the carrying value of the production tax benefit asset was $0 and $19, respectively and was included in accounts receivable. Oklahoma production tax credits of $2,684 and $13,544, respectively, were included in other income in the consolidated statements of operations for the three and six months ended June 30, 2009. There was no income from these Oklahoma production tax credits during the three and six months ended June 30, 2010.

Discontinued operations

Certain amounts have been reclassified to present the operations of the Electric Submersible Pumps (“ESP”) and Chemicals divisions of Green Country Supply, Inc. (“GCS”), a wholly owned subsidiary, as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to our continuing operations. See Note 6 for additional information relating to discontinued operations.

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

Note 2: Derivative activities and financial instruments

Derivative activities

Our results of operations, financial condition and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties. To mitigate a portion of this exposure, we enter into commodity price swaps, costless collars, and basis protection swaps. See Note 1 for additional information regarding our accounting policies for derivatives and fair value measurements.

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

Our outstanding oil and natural gas derivative instruments as of June 30, 2010 are summarized below:

	Oil derivatives
	Swaps		Collars
	Volume MBbl	Weighted average fixed price to be received	Volume MBbl	Weighted average range
2010	1,285	$74.45	120	$110.00 - $168.55
2011	2,515	72.07	84	110.00 - 153.00

	3,800		204

	Natural gas derivatives				Natural gas basis protection swaps
	Swaps		Collars
	Volume BBtu	Weighted average fixed price to be received	Volume BBtu	Weighted average range	Volume BBtu	Weighted average fixed price to be paid
2010	7,150	$7.27	900	$10.00 - $11.67	8,280	$0.72
2011	12,150	7.24	—		15,390	0.67
2012	—		—		7,200	0.30

	19,300		900		30,870

Our derivative contracts have been executed with the institutions that are parties to our revolving credit facility, and we believe the credit risks associated with all of these institutions are acceptable. We did not post collateral under any of these contracts as they are secured under our revolving credit facility. Payment on our derivative contracts would be accelerated in the event of a default on our revolving credit facility. The aggregate fair value of our derivative liabilities was $40,814 at June 30, 2010.

Discontinuance of cash flow hedge accounting

Effective April 1, 2010, we elected to de-designate all of our commodity derivative contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively. As a result, all gains and losses from changes in the fair value of our derivative contracts subsequent to March 31, 2010 are recognized immediately in non-hedge derivative gains (losses) in the consolidated statement of operations. Prior to March 31, 2010, a portion of the change in fair value was deferred through other comprehensive income. As of June 30, 2010, accumulated other comprehensive income consists of deferred net gains of $40,226 ($24,667 net of tax) that will be recognized as gains (losses) from oil and natural gas hedging activities through December 2013 as the hedged production is sold. We expect to reclassify $18,251 of net losses in accumulated other comprehensive income to income during the next 12 months.

Fair value of derivative instruments and derivative activities

The estimated fair values of derivative instruments are provided below. The carrying amounts of these instruments are equal to the estimated fair values.

	As of June 30, 2010			As of December 31, 2009
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Derivatives designated as cash flow hedges:
Oil swaps	$—	$—	$—	$172	$(54,883)	$(54,711)
Derivatives not designated as hedging instruments:
Oil swaps	11,270	(32,852)	(21,582)	—	(13,840)	(13,840)
Natural gas swaps	40,006	—	40,006	30,366	(26)	30,340
Oil collars	6,592	—	6,592	12,290	—	12,290
Natural gas collars	4,600	—	4,600	14,065	—	14,065
Natural gas basis differential swaps	494	(7,962)	(7,468)	—	(14,964)	(14,964)

Total non-hedge instruments	62,962	(40,814)	22,148	56,721	(28,830)	27,891

Total derivative instruments	62,962	(40,814)	22,148	56,893	(83,713)	(26,820)
Less:
Netting adjustments (1)	35,876	(35,876)	—	32,873	(32,873)	—
Current portion asset (liability)	25,190	(2,604)	22,586	18,226	(20,677)	(2,451)

	$1,896	$(2,334)	$(438)	$5,794	$(30,163)	$(24,369)

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow us to net settle positive and negative positions with the same counterparties.

Gains and losses associated with cash flow hedges are summarized below.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Amount of loss recognized in AOCI (effective portion)
Oil swaps	$—	$(57,944)	$(1,035)	$(59,444)
Income taxes	—	22,402	400	22,993

	$—	$(35,542)	$(635)	$(36,451)

Amount of gain (loss) reclassified from AOCI in income (effective portion)(1)
Oil swaps	$(8,551)	$6,761	$(13,395)	$19,072
Gas swaps	345	1,758	864	4,645
Income taxes	3,174	(3,190)	4,847	(9,174)

	$(5,032)	$5,329	$(7,684)	$14,543

Loss on oil swaps recognized in income (ineffective portion)(1)	$—	$(2,331)	$(660)	$(2,026)

(1)	Included in gain (loss) from oil and natural gas hedging activities in the consolidated statements of operations.

During the second quarter of 2010, we early settled certain oil swaps and oil and natural gas collars with original settlement dates from April 2010 through December 2012 for net proceeds of $7,097. There were no early settlements during the first quarter of 2010. During the three and six months ended June 30, 2009, we received proceeds of $102,352 and $111,874, respectively, on the early settlement of certain oil and natural gas swaps and oil collars with original settlement dates from May through October of 2009 and January 2012 through December 2013.

Gain (loss) from oil and natural gas hedging activities, which is a component of total revenues in the consolidated statements of operations, is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Oil hedges
Reclassification adjustment for hedge gains (losses) included in net income (loss)	$(8,551)	$6,761	$(13,395)	$19,072
Loss on ineffective portion of derivatives qualifying for hedge accounting	—	(2,331)	(660)	(2,026)
Natural gas hedges
Reclassification adjustment for hedge gains included in net income (loss)	345	1,758	864	4,645

Total	$(8,206)	$6,188	$(13,191)	$21,691

Non-hedge derivative gains (losses) in the consolidated statements of operations are comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Change in fair value of commodity price swaps	$29,063	$(98,665)	$52,828	$(68,753)
Change in fair value of costless collars	(12,967)	(39,331)	(15,163)	(36,169)
Change in fair value of natural gas basis differential contracts	5,743	(5,910)	7,495	(10,236)
Receipts from (payments on) settlement of commodity price swaps	6,346	84,499	12,780	99,229
Receipts from (payments on) settlement of costless collars	13,725	27,267	19,466	32,345
Receipts from (payments on) settlement of natural gas basis differential contracts	(2,050)	(879)	(6,489)	892

	$39,860	$(33,019)	$70,917	$17,308

Derivative settlements receivable of $6,195 and $5,977 were included in accounts receivable at June 30, 2010 and December 31, 2009, respectively. Derivative settlements payable of $5 and $1,739 were included in accounts payable and accrued liabilities at June 30, 2010 and December 31, 2009, respectively.

Fair value of derivative instruments

All derivative financial instruments are recorded on the balance sheet at fair value. We estimate the fair value of our derivative instruments using a combined income and market valuation methodology. Future cash flows from the derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at the LIBOR swap rate. The fair value of collars is determined using an option pricing model which takes into account market volatility as well as the inputs described above. All derivative instruments are discounted further using a rate that incorporates our nonperformance risk for derivative liabilities, and our counterparties’ nonperformance risk for derivative assets. As of June 30, 2010 and December 31, 2009, the rate reflecting our nonperformance risk was 3.00% and 3.25%, respectively, and the weighted-average rate reflecting our counterparties’ nonperformance risk was approximately 1.78% and 1.49%, respectively.

We have no Level 1 assets or liabilities as of June 30, 2010. Our derivative contracts classified as Level 2 are valued using NYMEX forward commodity price curves and quotations provided by price index developers such as Platts. In certain less liquid markets, forward prices are not as readily available. In these circumstances, commodity swaps are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. These contracts are classified as Level 3. Due to unavailability of observable volatility data input, the fair value measurement of all our collars has been categorized as Level 3.

The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of June 30, 2010			As of December 31, 2009
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$51,770	$(40,814)	$10,956	$30,538	$(83,713)	$(53,175)
Significant unobservable inputs (Level 3)	11,192	—	11,192	26,355	—	26,355
Netting adjustments (1)	(35,876)	35,876	—	(32,873)	32,873	—

	$27,086	$(4,938)	$22,148	$24,020	$(50,840)	$(26,820)

(1)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.

Changes in the fair value of net commodity derivatives classified as Level 3 in the fair value hierarchy at June 30 were:

	For the six months ended June 30,
Net derivative assets	2010	2009
Beginning Balance	$26,355	$79,603
Realized and unrealized gains included in non-hedge derivative gains	4,303	(3,739)
Settlements	(19,466)	(32,635)

Ending balance	11,192	43,229

Gains relating to assets still held at the reporting date included in non-hedge derivative gains for the period	$1,928	$1,632

Fair value of financial instruments

The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value for long-term debt at June 30, 2010 and December 31, 2009 approximates fair value because substantially all debt carries variable market rates and incorporates a measure of our credit risk. The carrying value and estimated market value of our senior notes at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
8 1/2% Senior Notes due 2015	$325,000	$316,875	$325,000	$281,125
8 7/8% Senior Notes due 2017	322,985	301,844	322,877	281,125

	$647,985	$618,719	$647,877	$562,250

Fair value amounts have been estimated based on quoted market prices. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Note 3: Asset retirement obligations

The following table provides a summary of our asset retirement obligations for June 30, 2010.

Six months ended June 30, 2010
Beginning balance	$37,465
Liabilities incurred in current period	191
Liabilities settled in current period	(389)
Accretion expense	1,594

$38,861
Less current portion	300

$38,561

See Note 1 for additional information regarding our accounting policies for asset retirement obligations and fair value measurements.

Note 4: Long-term debt

Long-term debt at June 30, 2010, and December 31, 2009, consisted of the following:

	June 30, 2010	December 31, 2009
Revolving credit line with banks	$172,000	$507,001
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 3.71% to 9.26%, due January 2017 through December 2028; collateralized by real property	13,248	13,465
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.00% to 9.25%, due July 2010 through January 2014; collateralized by automobiles, machinery and equipment	7,030	8,285

	192,278	528,751
Less current maturities	4,160	4,405

	$188,118	$524,346

As of December 31, 2009, we were party to a Seventh Restated Credit Agreement, which was scheduled to mature on October 31, 2010 and was collateralized by our oil and natural gas properties.

On April 12, 2010, in connection with our sale of common stock to CCMP, we entered into and closed an Eighth Restated Credit Agreement, which has an initial borrowing base of $450,000, is collateralized by our oil and natural gas properties, and is scheduled to mature on April 12, 2014. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under the Eighth Restated Credit Agreement, to repay the amounts owing under our Seventh Restated Credit Agreement, and those amounts are classified as long-term debt as of December 31, 2009. During the second quarter of 2010, we recorded expenses for derivative novation and break fees and the write off of prepaid bank fees associated with our Seventh Restated Credit Agreement of $3,090, and we recorded deferred financing costs associated with the closing of our Eighth Restated Credit Agreement of $10,909.

The terms of the Eighth Restated Credit Agreement are described below. The terms of the Seventh Restated Credit Agreement were substantially similar to those contained in the Eighth Restated Credit Agreement. All discussions of interest rates and ratios as of dates prior to April 12, 2010 relate to the Seventh Restated Credit Agreement.

Availability under our Credit Agreement is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. If we issue Additional Permitted Debt, as defined in the Eighth Restated Credit Agreement, the borrowing base will be automatically reduced by an amount equal to 25% of the aggregate stated principal amount of the debt issued. As of August 10, 2010, we had $190,000 outstanding and $258,080 of availability under our Eighth Restated Credit Agreement.

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

Interest on ABR loans is computed as the greater of (1) the Prime Rate, as defined in the Credit Agreement, (2) the Federal Funds Effective Rate, as defined in the Credit Agreement, plus 1/2 of 1%, or (3) the Adjusted LIBO Rate, as defined in the Credit Agreement, plus 1%; plus a margin where the margin varies from 1.625% to 2.625%, depending on the utilization percentage of the borrowing base.

Commitment fees of 0.50% accrue on the unused portion of the borrowing base amount, depending on the utilization percentage, and are included as a component of interest expense. We have the right to make prepayments of the borrowings at any time without penalty or premium.

Interest was paid at least every three months during 2010 and 2009. The effective rate of interest on the entire outstanding balance was 4.727% and 6.081% as of June 30, 2010 and December 31, 2009, respectively, and was based upon LIBOR.

The Credit Agreement contains restrictive covenants that may limit our ability, among other things, to:

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

The Credit Agreement also has certain negative and affirmative covenants that require, among other things, maintaining a Current Ratio, as defined in the Credit Agreement, of not less than 1.0 to 1.0. The Credit Agreement also requires us to maintain a Consolidated Total Debt to Consolidated EBITDAX ratio, as defined in the Eighth Restated Credit Agreement, of not greater than:

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

The First Amendment to the Eighth Restated Credit Agreement, dated July 26, 2010, modified the definition of Consolidated EBITDAX to (1) permit cash proceeds received from the monetization of derivatives to be included in the calculation of Consolidated EBITDAX, to the extent that such monetizations, in any period between scheduled redeterminations, do not exceed 5% of the borrowing base then in effect, and (2) permit the exclusion from the calculation of Consolidated EBITDAX of up to $4,500 in one-time cash expenses associated with our financing transactions that were incurred and paid during the second quarter of 2010.

We believe we were in compliance with all covenants under the Credit Agreement as of June 30, 2010.

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

Note 5: Related party transactions

CHK Holdings L.L.C. (“CHK”) an indirect wholly owned subsidiary of Chesapeake Energy Corporation (“Chesapeake”), owns 20% of our outstanding common stock. We participate in ownership of properties operated by Chesapeake, and we received revenues and incurred joint interest billings on these properties as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$1,578	$972	$2,929	$2,636
Joint interest billings	(1,783)	(750)	(4,373)	(2,136)

	$(205)	$222	$(1,444)	$500

In addition, Chesapeake participates in ownership of properties operated by us, and we paid revenues and recorded joint interest billings to Chesapeake on these properties as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$(489)	$(236)	$(893)	$(620)
Joint interest billings	273	642	457	1,830

	$(216)	$406	$(436)	$1,210

Amounts receivable from and payable to Chesapeake were $1,965 and $804, respectively, as of June 30, 2010. Amounts receivable from and payable to Chesapeake were $2,506 and $241, respectively, as of December 31, 2009.

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

In the second quarter of 2009, we committed to a plan to sell the assets of these divisions, and on June 8, 2009, we sold the assets of the ESP division to Global Oilfield Services, Inc. (“Global”) for a cash price of approximately $24,650 after working capital adjustments. We paid off notes payable attributed to certain assets sold to Global in the amount of $1,605.

There was no activity associated with these divisions during the three and six months ended June 30, 2010. The operating results of these divisions for the three and six months ended June 30, 2009 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below.

(dollars in thousands)	Three months ended June 30, 2009	Six months ended June 30, 2009
Revenues	$2,774	$7,026
Operating expenses	(2,777)	(6,954)
Depreciation, depletion, and amortization	(178)	(403)
Gain on sale	9,004	9,004

Income before income taxes	8,823	8,673
Income tax expense	3,396	3,338

Income from discontinued operations	$5,427	$5,335

There were no assets held for sale or liabilities associated with discontinued operations as of June 30, 2010 or December 31, 2009.

Note 7: Commitments and contingencies

Standby letters of credit (“Letters”) available under our revolving credit line are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had various Letters outstanding totaling $1,920 and $2,855 as of June 30, 2010 and December 31, 2009, respectively. Interest on each Letter accrues at the lender’s prime rate (effective rate of 4.727% at June 30, 2010 and 6.081% at December 31, 2009) for all amounts paid by the lenders under the Letters. We paid no interest on the Letters during the six months ended June 30, 2010 and 2009.

Various claims and lawsuits, incidental to the ordinary course of business, are pending both for and against us. In the opinion of management, all matters are not expected to have a material effect on our consolidated financial position or results of operations.

Effective April 15, 2009, we settled a lawsuit against John Milton Graves Trust u/t/a 6/11/2004, et al. Pursuant to the settlement agreement, the Sellers paid us $7,100 and we retained $387 contained in an escrow account, which amounts settled all claims related to the litigation. In addition, the parties issued mutual releases, dismissed with prejudice the pending litigation and the claims made therein, and the Sellers agreed to take action to clear the title to certain properties purchased by us in the Calumet acquisition.

As a result of the settlement, as of June 30, 2009, a $14,406 receivable and a $4,378 payable related to the litigation were eliminated, the escrow cash account was reclassified to operating cash, and we recorded a charge to expense of $2,928.

Note 8: Common stock

Stock Purchase Agreements

On March 23, 2010, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with CCMP, pursuant to which CCMP would purchase and we would sell 475,042 shares of our class E common stock, par value $0.01 per share, and one share of class F common stock, par value $0.01 per share, for a purchase price of $325,000. Fees and other expenses of the transaction were approximately $11,769. The closing date of the Stock Purchase Agreement (the “Closing Date”) was April 12, 2010.

In connection with the execution of the Stock Purchase Agreement, on April 12, 2010, two of the three principal stockholders of the Company, Fischer Investments, L.L.C. (“Fischer”) and Altoma Energy GP (“Altoma”), each executed a stock purchase agreement with CCMP pursuant to which CCMP purchased from such stockholder 14,617 shares of Company common stock for a purchase price of $10,000.

As a result of the closing of the Stock Purchase Agreement and the stock purchase agreements discussed above, CCMP owns approximately 36% of our total outstanding common stock as of August 10, 2010.

Amended and Restated Certificate of Incorporation and Amended Bylaws

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

Stockholders Agreement

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

Summary of changes in common stock

The following is a summary of the changes in our common shares outstanding during the six months ended June 30, 2010:

	Common Stock
	Class A	Class B	Class C	Class D	Class E	Class F	Class G	Shares Outstanding on April 11, 2010	Total
Shares issued at January 1, 2010	—	—	—	—	—	—	—	877,000	877,000
Change in classification	—	357,882	209,882	279,999	29,234	—	3	(877,000)	—
Common stock issuance for cash	—	—	—	—	475,042	1	—	—	475,043
Restricted stock issuances	49,333	—	—	—	—	—	—	—	49,333

Shares issued at June 30, 2010	49,333	357,882	209,882	279,999	504,276	1	3	—	1,401,376

Note 9: Stock-based compensation

Phantom Stock Plan

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

As a result of the sale of common stock to CCMP, we issued a total of 28,392 incremental phantom shares to all participants in the Plan as of April 12, 2010 in accordance with the anti-dilution provisions of the Plan. These shares have a weighted-average vesting period of 2.4 years. There was no incremental fair value associated with this modification of the initial awards, and no additional compensation cost was recognized.

A summary of our phantom stock activity during the first six months of 2010 is presented in the following table:

	Weighted average grant date fair value	Phantom shares	Vest date fair value
	($ per share)
Unvested and outstanding at January 1, 2010	$12.77	175,482
Granted	$20.73	43,268
Vested	$8.79	(55,313)	$1,354
Forfeited	$13.30	(2,559)

Unvested and total outstanding at June 30, 2010	$16.27	160,878

Payments for phantom shares were $1,357 and $779, respectively, during the second quarters of 2010 and 2009, and were $1,357 and $780, respectively, during the six months ended June 30, 2010 and 2009. As of June 30, 2010, there were no vested units outstanding. Based on an estimated fair value of $17.03 per phantom share as of June 30, 2010, the aggregate intrinsic value of the unvested phantom shares outstanding was $2,740, which includes approximately $1,421 of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 2.47 years. As of June 30, 2010 and December 31, 2009, accrued payroll and benefits payable included $372 and $1,315, respectively, for deferred compensation costs vesting within the next twelve months.

2010 Equity Incentive Plan

We adopted the Chaparral Energy, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”) on April 12, 2010. The 2010 Plan reserves a total of 86,301 shares of our class A common stock for awards issued under the 2010 Plan. All of our or our affiliates’ employees, officers, directors, and consultants are eligible to participate in the 2010 Plan.

On April 12, 2010, our Board of Directors approved initial awards of restricted stock under the 2010 Plan totaling 49,333 shares of our class A common stock. These initial awards consisted of a total of 9,463 shares that are subject to service vesting conditions (also defined as “Time Vesting” awards in the restricted stock agreements) and a total of 39,870 shares that are subject to market and performance vesting conditions (also defined as “Performance Vesting” awards in the restricted stock agreements).

The service condition awards vest in equal annual installments over the five year vesting period. In the event of a transaction whereby CCMP receives cash upon the sale of its Class E common stock (a “Transaction” as defined in the restricted stock agreements), vesting of the service condition shares will be accelerated with respect to the fraction obtained by dividing (x) the number of shares of common stock sold pursuant to the Transaction, by (y) the 504,276 shares of class E common stock owned by CCMP on April 12, 2010 (the “Vesting Fraction”). All other shares will remain subject to the normal vesting schedule. Since we believe the occurrence of a Transaction is probable, compensation cost is recognized over the 3.7 year derived service period associated with the accelerated vesting provision.

The market condition awards vest in the event of a Transaction, as defined in the restricted stock agreements, whereby CCMP’s net proceeds from the Transaction yield certain target returns on investment, as shown in the following table:

Return on Investment Target	Shares Vested
200% per share	20% of shares multiplied by the Vesting Fraction
250% per share	40% of shares multiplied by the Vesting Fraction
300% per share	60% of shares multiplied by the Vesting Fraction
350% per share	80% of shares multiplied by the Vesting Fraction
400% per share	100% of shares multiplied by the Vesting Fraction

The price paid by CCMP for our Class E common stock on April 12, 2010, which was also the grant date, was considered to be the fair value of the service condition awards. The Monte Carlo simulation method was used to value the market condition awards. A Monte Carlo simulation allows for the analysis of a complex security through statistical measures applied to a model that is simulated thousands of times to build distributions of potential outcomes. The variables and assumptions used in this calculation were as follows:

April 12, 2010
Risk free interest rate	0.44% to 3.65%
Expected volatility	0.55
Expected dividends	$0.00
Expected life	8 years

Expected volatility is calculated based on the average historical stock price volatility of our peer group, which consisted of the following oil and gas exploration and production companies: Berry Petroleum Co., Cabot Oil & Gas Corporation, Concho Resources, Inc., Comstock Resources, Inc., Continental Resources, Inc., Denbury Resources, Inc., Encore Energy Partners, LP, EXCO Resources, Inc., and Whiting Petroleum Corp. Since we believe the occurrence of a Transaction is probable, compensation cost is recognized over the 5.5 year derived service period.

A summary of our restricted stock activity during the first six months of 2010 is presented in the following table:

	Weighted average grant date fair value	Restricted shares
	($ per share)
Unvested and outstanding at January 1, 2010	$—	—
Granted	$369.73	49,333
Vested	$—	—
Forfeited	$—	—

Unvested and total outstanding at June 30, 2010	$369.73	49,333

Unrecognized compensation cost of $16,543 associated with our non-vested restricted stock awards is expected to be recognized over a weighted-average period of 4.94 years.

Note 10: Comprehensive income (loss)

Components of comprehensive income (loss), net of related tax, are as follows for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$24,878	$(17,724)	$50,342	$(142,548)
Unrealized loss on hedges	—	(35,542)	(635)	(36,451)
Reclassification adjustment for hedge (gains) losses included in net income (loss)	5,032	(5,329)	7,684	(14,543)

Comprehensive income (loss)	$29,910	$(58,595)	$57,391	$(193,542)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this report.

Statements in our discussion may be forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations

Overview

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

During the second quarter of 2010, quarterly production was 2,049 MBoe, a 5% increase from production levels in the second quarter of 2009, primarily due to our drilling activity in the Mid-Continent area. This increase in production, combined with a 33% increase in our average sales price before hedging, resulted in a 40% increase in revenue from oil and natural gas sales in the second quarter of 2010 compared to the same period in 2009. In addition, due primarily to changes in the NYMEX forward commodity price curves, we had a gain on non-hedge derivatives of $39.9 million in the second quarter of 2010 compared to a loss on non-hedge derivatives of $33.0 million during the second quarter of 2009. As a result of these and other factors, we reported net income of $24.9 million during the second quarter of 2010 compared to a net loss of $17.7 million for the comparable period in 2009.

The following are material events that have impacted our liquidity or results of operations, and/or are expected to impact these items future periods:

•

Stock purchase agreement. On April 12, 2010, we closed the sale of an aggregate of 475,043 shares of our common stock to CCMP Capital Investors II (AV-2), L.P., CCMP Energy I LTD., and CCMP Capital Investors (Cayman) II, L.P. (collectively, “CCMP”). Proceeds from the sale were $313.2 million, net of fees and other expenses of $11.8 million, and were used to repay the amounts owing under our Seventh Restated Credit Agreement. See Note 8 to our consolidated financial statements for additional information regarding this transaction.

•

Eighth Restated Credit Agreement. In connection with the closing of the sale of our common stock to CCMP, we entered into and closed an Eighth Restated Credit Agreement, which has an initial borrowing base of $450.0 million, is collateralized by our oil and natural gas properties, and is scheduled to mature on April 12, 2014. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under the Eighth Restated Credit Agreement, to repay the amounts owing under our Seventh Restated Credit Agreement. During the second quarter of 2010, we recorded expenses for derivative novation and break fees and the write off of prepaid bank fees associated with our Seventh Restated Credit Agreement of $3.1 million, and we recorded deferred financing costs associated with the closing of our Eighth Restated Credit Agreement of $10.9 million.

•

2010 Equity Incentive Plan. We adopted the Chaparral Energy, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”) on April 12, 2010. The 2010 Plan reserves a total of 86,301 shares of our class A common stock for awards issued under the 2010 Plan. All of our or our affiliates’ employees, officers, directors, and consultants are eligible to participate in the 2010 Plan. On April 12, 2010, our Board of Directors approved initial awards of restricted stock under the 2010 Plan totaling 49,333 shares of our class A common stock. These initial awards are subject to performance, service, and market vesting conditions. During the second quarter of 2010, we recorded stock-based compensation expense of $0.7 million associated with these awards. See Note 9 to our consolidated financial statements for additional information regarding stock-based compensation.

•

Capital expenditure budget. We have expanded our oil and gas property capital expenditure budget for 2010 from $268.0 million to $310.0 million in order to accelerate our development program. The expanded 2010 capital budget represents an increase in capital expenditures of approximately 105% above our 2009 levels.

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

Historically, our primary sources of liquidity have been cash generated from our operations and debt. On April 12, 2010, we sold an aggregate of 475,043 shares of our common stock to CCMP for proceeds of $313.2 million, net of fees and other expenses of $11.8 million. In connection with our sale of common stock to CCMP, we entered into and closed an Eighth Restated Credit Agreement, which has an initial borrowing base of $450.0 million, is collateralized by our oil and natural gas properties, and is scheduled to mature on April 12, 2014. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under the Eighth Restated Credit Agreement, to repay the amounts owing under our Seventh Restated Credit Agreement. As of August 10, 2010, we had $190.0 million outstanding and $258.1 million of availability under our Eighth Restated Credit Agreement.

Covenants set forth in the indentures for our 8 1/2% Senior Notes and the 8 7/8% Senior Notes, including the ACNTA test, limit the amount of secured debt we can incur. Certain thresholds set forth in the ACNTA test are principally reliant upon the levels of commodity prices for crude oil and natural gas at specified dates.

As of June 30, 2010, we had cash and cash equivalents of $16.0 million and long-term debt obligations of $840.5 million.

Sources and uses of cash. The net increase (decrease) in cash is summarized as follows:

	Six months ended June 30,
(dollars in thousands)	2010	2009
Cash flows provided by operating activities	$76,379	$54,488
Cash flows provided by (used in) investing activities	(97,586)	71,881
Cash flows used in financing activities	(36,211)	(94,205)

Net increase (decrease) in cash during the period	$(57,418)	$32,164

Substantially all of our cash flow from operating activities is from the production and sale of oil and natural gas, reduced or increased by associated hedging activities. During the first half of 2009, operating cash flows also included production tax credits of $13.7 million. No such credits were received during the first half of 2010, and this source of cash will not be available in future periods. Despite the decrease in production tax credits received, cash flows from operating activities increased by 40% from 2009 to 2010, primarily due to the increase in revenue net of hedging activities.

We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. For the six months ended June 30, 2010 and 2009, cash flows provided by operating activities were approximately 62% and 55%, respectively, of cash used for the purchase of property and equipment and oil and natural gas properties.

Our capital expenditures for oil and gas properties are detailed below:

(dollars in thousands)	Actual capital expenditures six months ended June 30, 2010	Percent of total	2010 budgeted capital expenditures	Percent of total
Development activities:
Developmental drilling	$65,094	53%	$176,000	57%
Enhancements	14,346	12%	27,000	9%
Tertiary recovery	20,991	17%	53,000	17%
Acquisitions:
Proved properties	20,463	16%	41,000	13%
Unproved properties	2,711	2%	5,000	2%
Exploration activities	44	0%	8,000	2%

	$123,649	100%	$310,000	100%

In addition to the capital expenditures for oil and natural gas properties, we spent approximately $6.1 million for property and equipment during the first six months of 2010.

During the six months ended June 30, 2010 and 2009, the monetization of derivatives provided investing cash flows of $7.1 million and $111.9 million, respectively. Cash flows provided by investing activities for the first half of 2009 also included inflows of $13.5 million from our prepaid production tax asset and proceeds of $24.7 million from the sale of the Electric Submersible Pumps (“ESP”) division of Green Country Supply, Inc. (“GCS”), a wholly owned subsidiary. No such inflows were received during the first half of 2010. As a result, during the first half of 2010, cash flows used in investing activities were $97.6 million compared to cash flows provided by investing activities of $71.9 million during the first half of 2009.

Net cash used in financing activities was $36.2 million and $94.2 million during the first half of 2010 and 2009, respectively. On April 12, 2010, we sold an aggregate of 475,043 shares of our common stock to CCMP for proceeds of $313.2 million, net of fees and other expenses of $11.8 million, and we entered into and closed an Eighth Restated Credit Agreement. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under the Eighth Restated Credit Agreement, to repay the amounts owing under our Seventh Restated Credit Agreement. As a result of our monetization of derivatives in the second quarter of 2009, the borrowing base under our Seventh Restated Credit Agreement was reduced from $600.0 million to $513.0 million, and proceeds from the monetization of $87.0 million were paid to the banks.

Credit Agreements

As of December 31, 2009, we were party to a Seventh Restated Credit Agreement, which was scheduled to mature on October 31, 2010, and was collateralized by our oil and natural gas properties.

On April 12, 2010, in connection with our sale of common stock to CCMP, we entered into and closed an Eighth Restated Credit Agreement, which has an initial borrowing base of $450.0 million, is collateralized by our oil and natural gas properties, and is scheduled to mature on April 12, 2014. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under the Eighth Restated Credit Agreement, to repay the amounts owing under our Seventh Restated Credit Agreement. During the second quarter of 2010, we recorded expenses for derivative novation and break fees and the write off of prepaid bank fees associated with our Seventh Restated Credit Agreement of $3.1 million, and we recorded deferred financing costs associated with the closing of our Eighth Restated Credit Agreement of $10.9 million.

The terms of the Eighth Restated Credit Agreement are described below. The terms of the Seventh Restated Credit Agreement were substantially similar to those contained in the Eighth Restated Credit Agreement. All discussions of interest rates and ratios as of dates prior to April 12, 2010 relate to the Seventh Restated Credit Agreement.

Availability under our Credit Agreement is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. If we issue Additional Permitted Debt, as defined in the Eighth Restated Credit Agreement, the borrowing base will be automatically reduced by an amount equal to 25% of the aggregate stated principal amount of the debt issued. As of August 10, 2010, we had $190.0 million outstanding and $258.1 million of availability under our Eighth Restated Credit Agreement.

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

Interest on ABR loans is computed as the greater of (1) the Prime Rate, as defined in our Credit Agreement, (2) the Federal Funds Effective Rate, as defined in the Credit Agreement, plus 1/2 of 1%, or (3) the Adjusted LIBO Rate, as defined in our Credit Agreement, plus 1%; plus a margin where the margin varies from 1.625% to 2.625%, depending on the utilization percentage of the borrowing base.

Commitment fees of 0.50% accrue on the unused portion of the borrowing base amount, depending on the utilization percentage, and are included as a component of interest expense. We have the right to make prepayments of the borrowings at any time without penalty or premium.

Interest was paid at least every three months during 2010 and 2009. The effective rate of interest on the entire outstanding balance was 4.727% and 6.081% as of June 30, 2010 and December 31, 2009, respectively, and was based upon LIBOR.

Our Credit Agreement has certain negative and affirmative covenants that require, among other things, maintaining a specified current ratio and debt service ratio. We believe we were in compliance with all covenants under our Credit Agreement as of June 30, 2010.

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

Our Credit Agreement requires us to maintain a current ratio, as defined in our Credit Agreement, of not less than 1.0 to 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our Credit Agreement, we consider the current ratio calculated under our Credit Agreement to be a useful measure of our liquidity because it includes the funds available to us under our Credit Agreement and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At June 30, 2010 and December 31, 2009, our current ratio as computed using GAAP was 0.95 and 1.38, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 3.64 and 1.51, respectively. The following table reconciles our current assets and current liabilities using GAAP to the same items for purposes of calculating the current ratio for our loan compliance:

(dollars in thousands)	June 30, 2010	December 31, 2009
Current assets per GAAP	$103,890	$161,682
Plus—Availability under Credit Agreement	276,080	3,145
Less—Short-term derivative instruments	(25,190)	(18,226)
Less—Deferred tax asset on derivative instruments and asset retirement obligations	—	(1,079)

Current assets as adjusted	$354,780	$145,522

Current liabilities per GAAP	$109,368	$117,529
Less—Short term derivative instruments	(2,604)	(20,677)
Less—Deferred tax liability on derivative instruments and asset retirement obligations	(9,120)	—
Less—Short-term asset retirement obligation	(300)	(300)

Current liabilities as adjusted	$97,344	$96,552

Current ratio for loan compliance	3.64	1.51

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

The First Amendment to the Eighth Restated Credit Agreement, dated July 26, 2010, modified the definition of Consolidated EBITDAX to (1) permit cash proceeds received from the monetization of derivatives to be included in the calculation of Consolidated EBITDAX, to the extent that such monetizations, in any period between scheduled redeterminations, do not exceed 5% of the borrowing base then in effect, and (2) permit the exclusion from the calculation of Consolidated EBITDAX of up to $4.5 million in one-time cash expenses associated with our financing transactions that were incurred and paid during the second quarter of 2010.

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

Results of operations

Revenues and production.

The following table presents information about our oil and natural gas sales before the effects of commodity derivative settlements:

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2010	2009	increase	2010	2009	increase
Oil and natural gas sales (dollars in thousands)
Oil	$71,373	$50,783	40.5%	$142,813	$85,896	66.3%
Natural gas	25,412	18,281	39.0%	54,347	37,035	46.7%

Total	$96,785	$69,064	40.1%	$197,160	$122,931	60.4%

Production
Oil (MBbls)	979	941	4.0%	1,953	1,904	2.6%
Natural gas (MMcf)	6,420	6,050	6.1%	11,784	11,687	0.8%

MBoe	2,049	1,949	5.1%	3,917	3,852	1.7%
Average sales prices (excluding derivative settlements)
Oil per Bbl	$72.90	$53.97	35.1%	$73.12	$45.11	62.1%
Gas per Mcf	$3.96	$3.02	31.1%	$4.61	$3.17	45.4%

Boe	$47.24	$35.44	33.3%	$50.33	$31.91	57.7%

Oil and natural gas revenues increased $27.7 million, or 40%, during the second quarter of 2010 compared to the second quarter of 2009 due to a 33% increase in the average price per Boe combined with a 5% increase in sales volumes. Oil and natural gas revenues increased $74.2 million, or 60%, during the first half of 2010 compared to the first half of 2009 due to a 58% increase in the average price per Boe combined with a 2% increase in sales volumes.

The relative impact of changes in commodity prices and sales volumes on our oil and natural gas sales before the effects of hedging is shown in the following table:

	Three months ended June 30, 2010 vs. 2009		Six months ended June 30, 2010 vs. 2009
(dollars in thousands)	Sales increase	Percentage increase in sales	Sales increase	Percentage increase in sales
Change in oil sales due to:
Prices	$18,539	36.5%	$54,706	63.7%
Production	2,051	4.0%	2,211	2.6%

Total increase in oil sales	$20,590	40.5%	$56,917	66.3%

Change in natural gas sales due to:
Prices	$6,013	32.9%	$17,005	45.9%
Production	1,118	6.1%	307	0.8%

Total increase in natural gas sales	$7,131	39.0%	$17,312	46.7%

Production volumes by area were as follows (MBoe):

	Three months ended June 30,		Percentage	Six months ended June 30,		Percentage
	2010	2009	change	2010	2009	change
Mid-Continent	1,418	1,241	14.3%	2,737	2,464	11.1%
Permian	379	448	(15.4)%	712	878	(18.9)%
Gulf Coast	118	116	1.7%	226	234	(3.4)%
Ark-La-Tex	63	70	(10.0)%	101	128	(21.1)%
North Texas	41	41	0.0%	80	83	(3.6)%
Rocky Mountains	30	33	(9.1)%	61	65	(6.2)%

Totals	2,049	1,949	5.1%	3,917	3,852	1.7%

In 2009 and the first quarter of 2010, we focused our capital expenditures in the Mid-Continent and Permian areas, and as a result, production in our other areas has generally declined. Due to our expanded capital expenditures beginning in the second quarter of 2010, we expect production to increase in all our areas during the last half of 2010. However, we cannot accurately predict the timing or level of future production. The increase in production in the Mid-Continent area is primarily due to our participation in six Atoka Wash wells, which came online during the first quarter of 2010 and accounted for approximately 10% and 8%, respectively, of our production in the Mid-Continent area during the three and six months ended June 30, 2010.

The decrease in production in the Permian area is primarily due to the Bowdle 47 No. 2, which began selling natural gas in late November 2008 and accounted for approximately 11% and 10%, respectively, of total production for the three and six months ended June 30, 2009. During the three and six months ended June 30, 2010, production from this well declined by approximately 56% and 42%, respectively, compared to production levels in the comparable periods of 2009. We have drilled and completed an offset, the Bowdle 47 No. 4, which came online in late April of 2010 and accounted for approximately 18% of our production in the Permian area during the second quarter of 2010.

Derivative activities

Our results of operations, financial condition and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties. To mitigate a portion of this exposure, we enter into commodity price swaps, costless collars, and basis protection swaps. Certain commodity price swaps qualified and were designated as cash flow hedges. All of our derivative instruments are considered to be economic hedges even though they are not designated as cash flow hedges for accounting purposes.

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements, excluding derivative monetizations, on realized prices:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Oil (per Bbl):
Before derivative settlement	$72.90	$53.97	$73.12	$45.11
After derivative settlement	$71.50	$53.77	$69.89	$48.76
Post-settlement to pre-settlement price	98.1%	99.6%	95.6%	108.1%
Natural gas (per Mcf):
Before derivative settlement	$3.96	$3.02	$4.61	$3.17
After derivative settlement	$5.87	$4.18	$6.26	$4.59
Post-settlement to pre-settlement price	148.2%	138.4%	135.8%	144.8%

The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

(dollars in thousands)	June 30, 2010	December 31, 2009
Derivative assets (liabilities):
Oil swaps	$(21,582)	$(68,551)
Natural gas swaps	40,006	30,340
Oil collars	6,592	12,290
Natural gas collars	4,600	14,065
Natural gas basis differential swaps	(7,468)	(14,964)

Net derivative asset (liability)	$22,148	$(26,820)

Effective April 1, 2010, we elected to de-designate all of our commodity derivative contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively. As a result, all gains and losses from changes in the fair value of our derivative contracts subsequent to March 31, 2010 are recognized immediately in non-hedge derivative gains (losses) in the consolidated statement of operations. Prior to March 31, 2010, a portion of the change in fair value has been deferred through other comprehensive income. As of June 30, 2010, accumulated other comprehensive income consists of deferred net gains of $40.2 million ($24.7 million net of tax) that will be recognized as gains (losses) from oil and natural gas hedging activities through December 2013 as the hedged production is sold.

The effects of derivative activities on our results of operations and cash flows for the second quarters of 2010 and 2009 were as follows:

	Three months ended June 30,
	2010		2009
(dollars in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)
Gain (loss) from oil and natural gas hedging activities:
Oil swaps	$(8,551)	$—	$6,129	$(1,699)
Natural gas swaps	345	—	1,758	—

Gain (loss) from oil and natural gas hedging activities:	$(8,206)	$—	$7,887	$(1,699)

Non-hedge derivative gains (losses):
Oil swaps and collars	$34,779	$(1,374)	$(17,692)	$1,511
Natural gas swaps and collars	(18,876)	14,348	(9,160)	7,903
Natural gas basis differential contracts	5,743	(2,050)	(5,910)	(879)
Derivative monetizations	193	7,097	(111,144)	102,352

Non-hedge derivative gains (losses)	$21,839	$18,021	$(143,906)	$110,887

Total gains (losses) from derivative activities:	$13,633	$18,021	$(136,019)	$109,188

Due primarily to a decline in average NYMEX forward strip oil prices as of June 30, 2010 compared to March 31, 2010, we recognized a gain on oil derivatives of $24.9 million during the second quarter of 2010. This includes an $8.6 million loss associated with derivatives for which hedge accounting has been discontinued. Due primarily to an increase in average NYMEX forward strip oil prices as of June 30, 2009 compared to March 31, 2009, we recognized a loss on oil derivatives of $11.7 million during the second quarter of 2009. This includes a $6.1 million gain associated with derivatives for which hedge accounting had previously been discontinued.

Due primarily to an increase in average NYMEX forward strip gas prices as of June 30, 2010 and 2009 compared to March 31, 2010 and 2009, respectively, partially offset by low natural gas prices prevalent during the second quarters of 2010 and 2009, we recognized a non-hedge loss on natural gas derivatives of $4.5 million and $1.3 million during the second quarters of 2010 and 2009, respectively. In addition, during the second quarters of 2010 and 2009, respectively, we reclassified into earnings gains of $0.3 million and $1.8 million that were associated with derivatives for which hedge accounting was discontinued in 2008.

During the second quarter of 2010, gains on natural gas basis differential contracts were $3.7 million primarily due to lower average contractual prices and higher differentials indicated by the forward commodity price curves as of June 30, 2010 compared to March 31, 2010, partially offset by the low basis differentials prevalent during the period. During the second quarter of 2009, losses on natural gas basis differential contracts were $6.8 million, primarily due to lower differentials indicated by the forward commodity price curves as of June 30, 2009 compared to March 31, 2009.

During the second quarter of 2010, we unwound and monetized oil swaps and collars and natural gas collars with original settlement dates from April 2010 through December 2012 for net proceeds of $7.1 million, and we recognized gains of $7.3 million associated with these transactions. During the second quarter of 2009, we monetized oil swaps and collars with original settlement dates from January 2012 through December 2013 for proceeds of $102.4 million. As a result of this monetization, losses of $8.8 million were recognized in earnings during the second quarter of 2009, and gains of $81.9 million were deferred through other comprehensive income.

Primarily as a result of the above transactions, our statement of operations for the second quarter of 2010 included total net gains on derivative activities of $31.7 million compared to total net losses on derivative activities of $26.8 million for the comparable period in 2009.

The effects of derivative activities on our results of operations and cash flows for the first half of 2010 and 2009 were as follows:

	Six months ended June 30,
	2010		2009
(dollars in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)
Gain (loss) from oil and natural gas hedging activities:
Oil swaps	$(8,551)	$(5,504)	$14,114	$2,932
Natural gas swaps	864	—	4,645	—

Gain (loss) from oil and natural gas hedging activities:	$(7,687)	$(5,504)	$18,759	$2,932

Non-hedge derivative gains (losses):
Oil swaps and collars	$33,042	$(815)	$(19,560)	$4,016
Natural gas swaps and collars	4,430	25,964	25,826	15,684
Natural gas basis differential contracts	7,495	(6,489)	(10,236)	892
Derivative monetizations	193	7,097	(111,188)	111,874

Non-hedge derivative gains (losses)	$45,160	$25,757	$(115,158)	$132,466

Total gains (losses) from derivative activities:	$37,473	$20,253	$(96,399)	$135,398

We reclassified into earnings an $8.6 million loss associated with oil derivatives for which hedge accounting has been discontinued, and we made payments on oil hedges of $5.5 million during the first six months of 2010. In addition, due primarily to a decline in average NYMEX forward strip oil prices as of June 30, 2010 compared to December 31, 2009, we recognized a non-hedge gain on oil derivatives of $32.2 million during the first half of 2010. We reclassified into earnings a $14.5 million gain associated with oil derivatives for which hedge accounting had previously been discontinued, and we received payments on oil hedges of $2.9 million during the first six months of 2009. In addition, due primarily to an increase in average NYMEX forward strip oil prices as of June 30, 2009 compared to December 31, 2008, we recognized a non-hedge loss on oil derivatives of $15.5 million during the first half of 2009.

Due primarily to low natural gas prices prevalent during the period, we recognized a non-hedge gain on natural gas derivatives of $30.4 million during the first six months of 2010. Due primarily to a decrease in average NYMEX forward strip gas prices as of June 30, 2009 compared to December 31, 2008, combined with low natural gas prices prevalent during the period, we recognized a non-hedge gain on natural gas derivatives of $41.5 million during the first six months of 2009. In addition, during the first six months of 2010 and 2009, respectively, we reclassified into earnings gains of $0.9 million and $4.6 million that were associated with derivatives for which hedge accounting was discontinued in 2008.

During the first half of 2010, gains on natural gas basis differential contracts were $1.0 million primarily due to lower average contractual prices and higher differentials indicated by the forward commodity price curves as of June 30, 2010 compared to December 31, 2009, partially offset by the low basis differentials prevalent during the period. During the first half of 2009, losses on natural gas basis differential contracts were $9.3 million, primarily due to lower differentials indicated by the forward commodity price curves as of June 30, 2009 compared to December 31, 2008.

During the first half of 2010, we unwound and monetized oil swaps and collars and natural gas collars with original settlement dates from April 2010 through December 2012 for net proceeds of $7.1 million, and we recognized gains of $7.3 million associated with these transactions. During the first half of 2009, we monetized natural gas swaps and oil swaps and collars with original settlement dates from May through October of 2009 and from January 2012 through December 2013, respectively, for total net proceeds of $111.9 million. As a result of these transactions, gains of $0.7 million were recognized in earnings during the first six months of 2009, and gains of $81.9 million were deferred through other comprehensive income.

Primarily as a result of the above transactions, our statements of operations for the first half of 2010 and 2009 included total net gains on derivative activities of $57.7 million and $39.0 million, respectively.

Lease operating expenses

	Three months ended June 30,		Percent	Six months ended June 30,		Percent increase
(dollars in thousands)	2010	2009	increase	2010	2009	(decrease)
Lease operating expenses	$27,256	$23,660	15.2%	$51,675	$51,163	1.0%

Lease operating expenses per Boe	$13.30	$12.14	9.6%	$13.19	$13.28	(0.7)%

Lease operating costs are sensitive to changes in demand for field equipment, services, and qualified operational personnel, which is driven by demand for oil and natural gas. However, the timing of changes in operating costs may lag behind changes in commodity prices.

During the second quarter of 2010, lease operating expenses increased $3.6 million, or $1.16 per Boe, compared to the second quarter of 2009, primarily due to our increased activity combined with the upward pressure on operating and service costs associated with the improvement in oil prices during the first half of 2010. Electricity and fuel costs and workover costs increased by $1.6 million and $0.5 million, respectively, for operated properties during the second quarter of 2010 compared to the second quarter of 2009.

Due primarily to lower overall operating and service costs during the first quarter of 2010, lease operating expenses for the first half of 2010 were comparable to lease operating expenses for the first half of 2009. If oil prices remain strong, we expect absolute and per unit operating costs to increase as well.

Production taxes (which include ad valorem taxes)

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
(dollars in thousands)	2010	2009	increase	2010	2009	increase
Production taxes	$6,190	$4,941	25.3%	$13,180	$8,801	49.8%

Production taxes per Boe	$3.02	$2.54	18.9%	$3.36	$2.28	47.4%

Production taxes generally change in proportion to oil and natural gas sales. The increase in production taxes during the second quarter of 2010 compared to the second quarter of 2009 was primarily due to the 33% increase in average realized prices combined with the 5% increase in sales volumes. The increase in production taxes during the first half of 2010 compared to the first half of 2009 was primarily due to the 58% increase in average realized prices combined with the 2% increase in sales volumes.

Depreciation, depletion and amortization (“DD&A”)

	Three months ended June 30,		Percent increase	Six months ended June 30		Percent increase
(dollars in thousands)	2010	2009	(decrease)	2010	2009	(decrease)
DD&A:
Oil and natural gas properties	$21,956	$22,368	(1.8)%	$43,449	$49,706	(12.6)%
Property and equipment	2,306	2,184	5.6%	4,546	4,363	4.2%
Accretion of asset retirement obligation	805	726	10.9%	1,593	1,427	11.6%

Total DD&A	$25,067	$25,278	(0.8)%	$49,588	$55,496	(10.6)%

DD&A per Boe:
Oil and natural gas properties	$10.72	$11.48	(6.6)%	$11.09	$12.90	(14.0)%
Other fixed assets	1.51	1.49	1.3%	1.57	1.51	4.0%

Total DD&A per Boe	$12.23	$12.97	(5.7)%	$12.66	$14.41	(12.1)%

We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and costs, and thus our DD&A rate could change significantly in the future. DD&A on oil and natural gas properties decreased $0.4 million in the second quarter of 2010 compared to the second quarter of 2009. The lower rate per equivalent unit of production reduced DD&A by $1.5 million, which was partially offset by a $1.1 million increase in DD&A caused by the increase in production. Our DD&A rate per equivalent unit of production decreased $0.76 to $10.72 per Boe primarily due to the increase in reserves resulting from higher commodity prices.

DD&A on oil and natural gas properties decreased $6.3 million in the first half of 2010 compared to the first half of 2009. The lower rate per equivalent unit of production reduced DD&A by $7.1 million, which was partially offset by a $0.8 million increase in DD&A caused by the increase in production. Our DD&A rate per equivalent unit of production decreased $1.81 to $11.09 per Boe primarily due to the increase in reserves resulting from higher commodity prices.

Impairment of oil and gas properties

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

Our estimate of oil and natural gas reserves as of June 30, 2010 was prepared using an average price for oil and natural gas based upon the first day of each month for the prior twelve months as required by the SEC’s Modernization of Oil and Gas Reporting and the updated guidance of the Financial Accounting Standards Board (“FASB”) relating to Oil and Gas Reserve Estimation and Disclosures, which we adopted effective December 31, 2009. As of June 30, 2010, the cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties and no additional ceiling test impairment was recorded. The PV-10 value of our reserves was estimated based on average prices of $75.76 per Bbl of oil and $4.10 per Mcf of gas for the twelve months ended June 30, 2010. A decline in oil and natural gas prices subsequent to June 30, 2010 could result in additional ceiling test write downs in future periods. The amount of any future impairment is difficult to predict, and will depend on the average oil and natural gas prices during each period, the incremental proved reserves added during each period, and additional capital spent.

General and administrative expenses (“G&A”)

	Three months ended June 30		Percent	Six months ended June 30		Percent
(dollars in thousands)	2010	2009	increase	2010	2009	increase
Gross G&A expenses	$11,543	$8,602	34.2%	$21,179	$17,830	18.8%
Capitalized exploration and development costs	(3,672)	(2,696)	36.2%	(6,868)	(5,556)	23.8%

Net G&A expenses	$7,871	$5,906	33.3%	$14,311	$12,274	16.6%

Average G&A cost per Boe	$3.84	$3.03	26.7%	$3.65	$3.19	14.4%

General and administrative expenses for the three and six months ended June 30, 2010 increased by $0.81 per Boe and $0.46 per Boe, respectively, compared to the three and six months ended June 30, 2009, primarily due to higher compensation costs caused by our heightened level of activity. G&A expenses for the three and six months ended June 30, 2010 include stock-based compensation expense of $0.7 million and $0.8 million, respectively, of which $0.7 million is associated with initial grants of restricted stock under the 2010 Plan that were awarded to certain employees on April 12, 2010. G&A expenses for the three and six months ended June 30, 2009 include stock-based compensation expense of $0.4 million and $0.5 million, respectively, associated with our Phantom Stock Plan.

Litigation settlement

Effective April 15, 2009, we settled a lawsuit against John Milton Graves Trust u/t/a 6/11/2004, et al. Pursuant to the settlement agreement, the Sellers paid us $7.1 million and we retained $0.4 million contained in an escrow account, which amounts settled all claims related to the litigation. In addition, the parties issued mutual releases, dismissed with prejudice the pending litigation and the claims made therein, and the Sellers agreed to take action to clear the title to certain properties purchased by us in the Calumet acquisition.

As a result of the settlement, as of June 30, 2009, a $14.4 million receivable and a $4.4 million payable related to the litigation were eliminated, the escrow cash account was reclassified to operating cash, and we recorded a charge to expense of $2.9 million.

Interest expense

The following table presents interest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Revolver interest	$1,749	$6,920	$8,016	$13,772
8 1/2% Senior Notes, due 2015	7,120	7,102	14,235	14,199
8 7/8% Senior Notes, due 2017	7,416	7,397	14,827	14,791
Bank fees and other interest	3,490	1,301	5,249	2,422

Total interest expense	$19,775	$22,720	$42,327	$45,184

Average long-term borrowings	$840,585	$1,239,277	$1,008,435	$1,254,881

Total interest expense decreased by nearly $3.0 million during the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, primarily due to decreased levels of borrowings. Bank fees and other interest for the three and six months ended June 30, 2010 includes the $2.2 million write off of prepaid bank fees associated with our Seventh Restated Credit Agreement.

Production tax credits

During 2006, we purchased interests in two venture capital limited liability companies resulting in a total investment of $15.0 million. Our return on the investment was the receipt of $2 of Oklahoma tax credits for every $1 invested and was recouped from our Oklahoma production taxes. The investments were accounted for as a production tax benefit asset and were netted against tax credits realized in other income using the effective yield method over the expected recovery period. Other income for the three and six months ended June 30, 2009 included Oklahoma production tax credits of $2.7 million and $13.5 million, respectively. No such income was received during the first half of 2010, and this source of income will not be available in future periods.

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

In the second quarter of 2009, we committed to a plan to sell the assets of these divisions, and on June 8, 2009, we sold the assets of the ESP division to Global Oilfield Services, Inc. (“Global”) for a cash price of approximately $24.7 million after working capital adjustments. We paid off notes payable attributed to certain assets sold to Global in the amount of $1.6 million.

There was no activity associated with these divisions in the first or second quarter of 2010. The operating results of these divisions for the first and second quarters of 2009 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below.

(dollars in thousands)	Three months ended June 30, 2009	Six months ended June 30, 2009
Revenues	$2,774	$7,026
Operating expenses	(2,777)	(6,954)
Depreciation, depletion, and amortization	(178)	(403)
Gain on sale	9,004	9,004

Income before income taxes	8,823	8,673
Income tax expense	3,396	3,338

Income from discontinued operations	$5,427	$5,335

There were no assets held for sale or liabilities associated with discontinued operations as of June 30, 2010 or December 31, 2009.

Non-GAAP financial measure and reconciliation

Management uses adjusted EBITDA as a supplemental financial measurement to evaluate our operational trends. Items excluded generally represent non-cash adjustments, the timing and amount of which cannot be reasonably estimated and are not considered by management when measuring our overall operating performance. In addition, adjusted EBITDA is generally consistent with the Consolidated EBITDAX ratio that is used in the covenant calculation required under our Credit Agreement described in the Liquidity and Capital Resources section above. We consider compliance with this covenant to be material. Adjusted EBITDA is used as a supplemental financial measurement in the evaluation of our business and should not be considered as an alternative to net income, as an indicator of our operating performance, as an alternative to cash flows from operating activities, or as a measure of liquidity. Adjusted EBITDA is not defined under GAAP and, accordingly, it may not be a comparable measurement to those used by other companies.

We define adjusted EBITDA as net income (loss), adjusted to exclude (1) interest and other financing costs, net of capitalized interest, (2) income taxes, (3) depreciation, depletion and amortization, (4) unrealized (gain) loss on ineffective portion of hedges and reclassification adjustments, (5) non-cash change in fair value of non-hedge derivative instruments, (6) interest income, (7) non-cash deferred compensation expense, (8) gain or loss on disposed assets, and (9) impairment charges and other significant, unusual, non-cash charges. Through March 31, 2010, our calculation of adjusted EBITDA excluded any cash proceeds received from the monetization of derivatives with a scheduled maturity date more than 12 months following the date of such monetization, in accordance with the terms of our Seventh Restated Credit Agreement.

The First Amendment to our Eighth Restated Credit Agreement, dated July 26, 2010, modified the definition of Consolidated EBITDAX to (1) permit cash proceeds received from the monetization of derivatives to be included in the calculation of Consolidated EBITDAX, to the extent that such monetizations, in any period between scheduled redeterminations, do not exceed 5% of the borrowing base then in effect, and (2) permit the exclusion from the calculation of Consolidated EBITDAX of up to $4.5 million in one-time cash expenses associated with our financing transactions that were incurred and paid during the second quarter of 2010.

Beginning with the second quarter of 2010, we have changed our calculation of adjusted EBITDA to include cash proceeds received from the monetization of derivatives with a scheduled maturity date more than 12 months following the date of such monetization, to the extent permitted by the First Amendment to our Eighth Restated Credit Agreement. However, we have not changed our calculation of adjusted EBITDA to exclude our one-time cash expenses associated with our financing transactions. As a result of the permitted exclusion of these expenses, our Consolidated EBITDAX as calculated for covenant compliance purposes is approximately $2.3 million higher than our adjusted EBITDA for the three and six months ended June 30, 2010.

The following table provides a reconciliation of our net income (loss) to adjusted EBITDA for the specified periods:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2010	2009	2010	2009
Net income (loss)	$24,878	$(17,724)	$50,342	$(142,548)
Interest expense	19,775	22,720	42,327	45,184
Income tax expense (benefit)	16,340	(10,772)	32,409	(89,178)
Depreciation, depletion, and amortization	25,067	25,456	49,588	55,899
Unrealized (gain) loss on ineffective portion of hedges and reclassification adjustments	8,206	(7,887)	7,687	(18,759)
Non-cash change in fair value of non-hedge derivative instruments	(31,257)	143,906	(54,578)	115,158
Proceeds from monetization of derivatives with a scheduled maturity date more than 12 months from the monetization date excluded from EBITDA	—	(102,352)	—	(102,352)
Proceeds from monetization of derivatives with a scheduled maturity date more than 12 months from the monetization date included in EBITDA	9,418	—	9,418	—
Interest income	(20)	(71)	(112)	(172)
Stock-based compensation expense	701	474	867	631
Gain on disposed assets	(32)	(9,004)	(74)	(9,005)
Loss on impairment of oil and gas properties	—	—	—	240,790
Loss on litigation settlement	—	—	—	2,928

Adjusted EBITDA	$73,076	$44,746	$137,874	$98,576

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

Derivative instruments. Certain of our oil and natural gas derivative contracts are designed to be treated as cash flow hedges under GAAP. This policy significantly impacts the timing of revenue or expense recognized from this activity, as our contracts are adjusted to their fair value at the end of each month. The effective portion of the hedge gain or loss, meaning the portion of the change in the fair value of the contract that offsets the change in the expected future cash flows from our forecasted sales of production, is recognized in income when the hedged production is reported as revenue. We reflect this as an adjustment to our revenue in the “Gain (loss) from oil and natural gas hedging activities” line in our consolidated statements of operations. Until hedged production is reported in earnings and the contract settles, the effective portion of change in the fair value of the contract is reported in the “Accumulated other comprehensive income (loss)” line item in stockholders’ equity. The ineffective portion of the hedge gain or loss is reported in the “Gain (loss) from oil and natural gas hedging activities” line item each period. Our derivative contracts that do not qualify for cash flow hedge treatment, or have not been designated as cash flow hedges, are marked to their period end market values and the change in the fair value of the contracts is included in the “Non-hedge derivative gains (losses)” line in our consolidated statements of operations. Effective April 1, 2010, we elected to de-designate all of our commodity derivative contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively. As a result, our reported earnings could include large non-cash fluctuations, particularly in volatile pricing environments.

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

Oil and natural gas prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our Credit Agreement and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our production for the first half of 2010, our gross revenues from oil and gas sales would change approximately $1.2 million for each $0.10 change in natural gas prices and $2.0 million for each $1.00 change in oil prices.

To mitigate a portion of our exposure to fluctuations in commodity prices, we enter into commodity price swaps, costless collars, and basis protection swaps. For commodity price swaps, we receive a fixed price for the hedged commodity and pay a floating market price to the counterparty. The fixed-price payment and the floating-price payment are netted, resulting in a net amount due to or from the counterparty. Effective April 1, 2010, we have elected to de-designate all of our commodity swap contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively. Therefore, the changes in fair value and settlement of these derivative contracts subsequent to March 31, 2010 are recognized as non-hedge derivative gains (losses). This can have a significant impact on our results of operations due to the volatility of the underlying commodity prices.

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

Our outstanding oil and gas derivative instruments as of June 30, 2010, are summarized below:

	Crude oil swaps		Crude oil collars
	Volume MBbl	Weighted average fixed price to be received	Volume MBbl	Weighted average range	Percent of PDP Production(1)
3Q 2010	652	$74.25	60	$110.00 -$168.55	83.5%
4Q 2010	633	74.65	60	110.00 - 168.55	83.3%
1Q 2011	648	72.38	21	110.00 - 153.00	82.2%
2Q 2011	639	72.46	21	110.00 - 153.00	82.8%
3Q 2011	619	71.89	21	110.00 - 153.00	81.8%
4Q 2011	609	71.52	21	110.00 - 153.00	82.0%

	3,800		204

	Natural gas swaps		Natural gas collars
	Volume Bbtu	Weighted average fixed price to be received	Volume Bbtu	Weighted average range	Percent of PDP Production(1)
3Q 2010	3,700	$7.01	450	$ 10.00 - $11.67	74.4%
4Q 2010	3,450	7.55	450	10.00 - 11.67	74.4%
1Q 2011	3,150	7.66	—		63.2%
2Q 2011	3,000	6.86	—		62.8%
3Q 2011	3,000	7.03	—		65.3%
4Q 2011	3,000	7.39	—		67.6%

	19,300		900

	Natural gas basis protection swaps
	Volume Bbtu	Weighted average fixed price to be paid
3Q 2010	3,930	$0.74
4Q 2010	4,350	0.70
1Q 2011	4,200	0.73
2Q 2011	3,860	0.64
3Q 2011	3,720	0.64
4Q 2011	3,610	0.65
1Q 2012	1,800	0.30
2Q 2012	1,800	0.30
3Q 2012	1,800	0.30
4Q 2012	1,800	0.30

	30,870

(1)	Based on our most recent internally estimated PDP production for such periods.

Interest rates. All of the outstanding borrowings under our Credit Agreement as of June 30, 2010, are subject to market rates of interest as determined from time to time by the banks. We may designate borrowings under our Credit Agreement as either ABR loans or Eurodollar loans. ABR loans bear interest at a fluctuating rate that is linked to the greater of (1) the Prime Rate, as defined in our Credit Agreement, (2) the Federal Funds Effective Rate, as defined in the Credit Agreement, plus  1/2 of 1%, or (3) the Adjusted LIBO rate, as defined in our Credit Agreement, plus 1%. Eurodollar loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $450.0 million, equal to our borrowing base, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $4.5 million.

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

Information with respect to risk factors is included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2009. Except as set forth below, there have been no material changes to the risk factors since the filing of such Form 10-K.

The recent adoption of The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price and other risks associated with our business.

We use derivative instruments to manage our commodity price risk. The United States Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The Dodd-Frank Act requires the Commodities Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The CFTC has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under the new legislation. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.28	First Amendment to Eighth Restated Credit Agreement dated as of July 26, 2010.

Exhibit No.	Description

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPARRAL ENERGY, INC.

By:	/s/ Mark A. Fischer
Name:	Mark A. Fischer
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph O. Evans
Name:	Joseph O. Evans
Title:	Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

Date: August 10, 2010

EXHIBIT INDEX

Exhibit No.	Description

10.28	First Amendment to Eighth Restated Credit Agreement dated as of July 26, 2010.

Exhibit No.	Description

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002