Form 10-Q
period 2010-09-30
Chaparral Energy, Inc.
filed 2010-11-12
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

1,402,181 shares of the registrant’s common stock were outstanding as of November 11, 2010.

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

•	Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

•	SEC. The Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets

(dollars in thousands, except per share data)	September 30, 2010 (unaudited)	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$101,644	$73,417
Accounts receivable, net	58,786	51,969
Inventories	11,174	10,551
Prepaid expenses	1,725	5,729
Derivative instruments	17,155	18,226
Deferred income taxes	—	1,790

Total current assets	190,484	161,682
Property and equipment—at cost, net	67,769	62,197
Oil and natural gas properties, using the full cost method:
Proved	2,119,057	1,910,583
Unproved (excluded from the amortization base)	24,360	19,728
Work in progress (excluded from the amortization base)	25,536	19,206
Accumulated depreciation, depletion, amortization and impairment	(974,027)	(906,584)

Total oil and natural gas properties	1,194,926	1,042,933
Funds held in escrow	1,637	1,672
Derivative instruments	790	5,794
Deferred income taxes	27,185	62,422
Other assets	32,174	17,220

	$1,514,965	$1,353,920

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets—continued

(dollars in thousands, except per share data)	September 30, 2010 (unaudited)	December 31, 2009
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$81,453	$48,283
Accrued payroll and benefits payable	12,155	10,849
Accrued interest payable	15,850	14,394
Revenue distribution payable	16,157	18,673
Current maturities of long-term debt and capital leases	4,321	4,653
Derivative instruments	5,987	20,677
Deferred income taxes	3,973	—

Total current liabilities	139,896	117,529
Long-term debt and capital leases, less current maturities	16,827	524,477
Senior notes, net	941,078	647,877
Derivative instruments	2,102	30,163
Deferred compensation	1,010	1,142
Asset retirement obligations	39,590	37,165
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, 600,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $.01 par value, 10,000,000 shares authorized and 50,138 shares issued and outstanding as of September 30, 2010 and none authorized, issued, and outstanding as of December 31, 2009	—	—
Class B Common stock, $.01 par value, 10,000,000 shares authorized and 357,882 shares issued and outstanding as of September 30, 2010 and none authorized, issued, and outstanding as of December 31, 2009	4	—
Class C Common stock, $.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding as of September 30, 2010 and none authorized, issued, and outstanding as of December 31, 2009	2	—
Class D Common stock, $.01 par value, 10,000,000 shares authorized and 279,999 shares issued and outstanding as of September 30, 2010 and none authorized, issued, and outstanding as of December 31, 2009	3	—
Class E Common stock, $.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding as of September 30, 2010 and none authorized, issued, and outstanding as of December 31, 2009	5	—
Class F Common stock, $.01 par value, 1 share authorized, issued, and outstanding as of September 30, 2010 and none authorized, issued, and outstanding as of December 31, 2009	—	—
Class G Common stock, $.01 par value, 3 shares authorized, issued, and outstanding as of September 30, 2010 and none authorized, issued, and outstanding as of December 31, 2009	—	—
Common stock, $.01 par value, none authorized, issued and outstanding as of September 30, 2010 and 3,000,000 shares authorized and 877,000 shares issued and outstanding as of December 31, 2009	—	9
Additional paid in capital	416,531	100,918
Accumulated deficit	(71,757)	(122,978)
Accumulated other comprehensive income, net of taxes	29,674	17,618

	374,462	(4,433)

	$1,514,965	$1,353,920

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of operations

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)
Revenues:
Oil and natural gas sales	$98,183	$77,753	$295,343	$200,684
Gain (loss) from oil and natural gas hedging activities	(8,166)	1,143	(21,357)	22,834
Other revenues	1,157	861	2,885	2,190

Total revenues	91,174	79,757	276,871	225,708
Costs and expenses:
Lease operating	28,466	21,713	80,141	72,876
Production tax	5,533	5,367	18,713	14,168
Depreciation, depletion and amortization	27,194	24,747	76,782	80,243
Loss on impairment of oil and natural gas properties	—	—	—	240,790
General and administrative	7,684	5,854	21,995	18,128
Litigation settlement	—	—	—	2,928
Other expenses	830	685	2,302	1,457

Total costs and expenses	69,707	58,366	199,933	430,590
Operating income (loss)	21,467	21,391	76,938	(204,882)
Non-operating income (expense):
Interest expense	(18,469)	(22,471)	(60,796)	(67,655)
Non-hedge derivative gains (losses)	(972)	(5,000)	69,945	12,308
Financing costs	(242)	—	(1,802)	—
Other income	76	72	326	13,822

Net non-operating income (loss)	(19,607)	(27,399)	7,673	(41,525)
Income (loss) from continuing operations before income taxes	1,860	(6,008)	84,611	(246,407)
Income tax expense (benefit)	981	(1,569)	33,390	(94,085)

Income (loss) from continuing operations	879	(4,439)	51,221	(152,322)
Income from discontinued operations, net of related taxes	—	53	—	5,388

Net income (loss)	$879	$(4,386)	$51,221	$(146,934)

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows

	Nine months ended September 30,
(dollars in thousands)	2010 (unaudited)	2009 (unaudited)
Cash flows from operating activities
Net income (loss)	$51,221	$(146,934)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion & amortization	76,782	80,726
Loss on impairment of oil and natural gas properties	—	240,790
Litigation settlement	—	2,928
Deferred income taxes	33,395	(90,742)
Unrealized (gain) loss on ineffective portion of hedges and reclassification adjustments	15,853	(20,360)
Non-hedge derivative gains	(69,945)	(12,308)
Gain on sale of ESP Division of GCS and other assets	(188)	(9,010)
Other	1,347	1,999
Change in assets and liabilities
Accounts receivable	(714)	26,975
Inventories	(756)	3,519
Prepaid expenses and other assets	7,389	10,332
Accounts payable and accrued liabilities	5,288	(8,687)
Revenue distribution payable	(2,516)	(1,374)
Deferred compensation	421	47

Net cash provided by operating activities	117,577	77,901
Cash flows from investing activities
Purchase of property and equipment and oil and natural gas properties	(205,522)	(135,135)
Proceeds from dispositions of property and equipment and oil and natural gas properties	389	467
Proceeds from sale of a business	—	24,650
Return of prepaid production tax asset	—	13,544
Settlement of non-hedge derivative instruments	37,077	146,898
Other	35	388

Net cash provided by (used in) investing activities	(168,021)	50,812
Cash flows from financing activities
Proceeds from long-term debt	208,657	25
Repayment of long-term debt	(716,444)	(93,258)
Proceeds from long term bonds	293,016	—
Proceeds from equity issuance	313,231	—
Principal payments under capital lease obligations	(195)	(190)
Fees paid related to financing activities	(19,594)	(2,160)

Net cash provided by (used in) financing activities	78,671	(95,583)

Net increase in cash and cash equivalents	28,227	33,130
Cash and cash equivalents at beginning of period	73,417	52,112

Cash and cash equivalents at end of period	$101,644	$85,242

Supplemental cash flow information
Cash paid (received) during the period for:
Interest, net of capitalized interest	$53,486	$65,835
Income taxes	(5)	(1)

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows—continued

Supplemental disclosure of investing and financing activities

During the nine months ended September 30, 2010, oil and natural gas property additions of $25,445 were recorded as increases to accounts payable and accrued expenses, and will be reflected in cash used in investing activities in the periods that the payables are settled. During the nine months ended September 30, 2009, oil and natural gas property additions of $37,631 previously included in accounts payable and accrued expenses were settled and are reflected in cash used in investing activities.

During the nine months ended September 30, 2010 and 2009, we recorded an asset and related liability of $434 and $306, respectively, associated with the asset retirement obligation on the acquisition and/or development of oil and natural gas properties.

Interest of $1,102 and $629 was capitalized during the nine months ended September 30, 2010 and 2009, respectively, primarily related to unproved oil and natural gas leaseholds.

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

Interim financial statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the financial information and disclosures required by GAAP. The financial information as of September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009, is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2010.

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

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of September 30, 2010, cash and funds held in escrow with a recorded balance totaling $98,060 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.

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

We write off accounts receivable when they are determined to be uncollectible. When the account is determined to be uncollectible, all interest previously accrued but not collected is reversed against the allowance for doubtful accounts. Accounts receivable consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Joint interests	$18,102	$11,986
Accrued oil and natural gas sales	33,391	33,600
Derivative settlements	6,989	5,977
Production tax benefit	—	19
Other	856	1,204
Allowance for doubtful accounts	(552)	(817)

	$58,786	$51,969

Inventories

Inventories are comprised of equipment used in developing oil and natural gas properties, oil and natural gas product inventories, and equipment for resale. Equipment inventory and inventory for resale are carried at the lower of cost or market using the average cost method. Oil and natural gas product inventories are stated at the lower of production cost or market. We regularly review inventory quantities on hand and record provisions for excess or obsolete inventory, if necessary. Inventories at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Equipment inventory	$6,772	$6,673
Oil and natural gas product	3,071	2,642
Inventory for resale	2,722	2,356
Inventory valuation allowance	(1,391)	(1,120)

	$11,174	$10,551

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

Our estimate of oil and natural gas reserves as of September 30, 2010 was prepared using an average price for oil and natural gas based upon the first day of each month for the prior twelve months as required by the SEC’s Modernization of Oil and Gas Reporting and the updated guidance of the Financial Accounting Standard Board (“FASB”) relating to Oil and Gas Reserve Estimation and Disclosures, which we adopted effective December 31, 2009. As of September 30, 2010, the cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties and no additional ceiling test impairment was recorded. The PV-10 value of our reserves was estimated based on average prices of $77.34 per Bbl of oil and $4.41 per Mcf of gas for the twelve months ended September 30, 2010. A decline in oil and natural gas prices subsequent to September 30, 2010 could result in additional ceiling test write downs in future periods. The amount of any future impairment is difficult to predict, and will depend on the average oil and natural gas prices during each period, the incremental proved reserves added during each period, and additional capital spent.

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

Asset retirement obligations

We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of oil and natural gas properties. The accretion of the asset retirement obligations is included in depreciation, depletion and amortization on the consolidated statements of operations. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the first nine months of 2010 were escalated using an annual inflation rate of 2.95%, and discounted using our credit-adjusted risk-free interest rate of 9.6%. These estimates may change based upon future inflation rates and changes in statutory remediation rules. See Note 3 for additional information regarding our asset retirement obligations.

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

	Three months ending		Nine months ending
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Stock-based compensation cost	$1,398	$295	$2,710	$1,235
Less: stock-based compensation cost capitalized	(487)	(99)	(932)	(408)

Stock-based compensation expense	$911	$196	$1,778	$827

Recognized tax benefit associated with stock-based compensation expense	$348	$77	$688	$320

See Note 10 for additional information relating to stock based compensation.

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

If applicable, we would report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return, and would recognize interest and penalties related to uncertain tax positions in interest expense. As of September 30, 2010 and December 31, 2009, we have not recorded a liability or accrued interest related to uncertain tax positions.

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

Production tax credits

During 2006, we purchased interests in two venture capital limited liability companies resulting in a total investment of $15,000. Our return on the investment was the receipt of $2 of Oklahoma tax credits for every $1 invested and was recouped from our Oklahoma production taxes. The investments were accounted for as a production tax benefit asset and were netted against tax credits realized in other income using the effective yield method over the expected recovery period. As of September 30, 2010 and December 31, 2009, the carrying value of the production tax benefit asset was $0 and $19, respectively and was included in accounts receivable. Oklahoma production tax credits of $0 and $13,544, respectively, were included in other income in the consolidated statements of operations for the three and nine months ended September 30, 2009. There was no income from these Oklahoma production tax credits during the three and nine months ended September 30, 2010.

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

Our outstanding oil and natural gas derivative instruments as of September 30, 2010 are summarized below:

	Oil derivatives
	Swaps		Collars
	Volume MBbl	Weighted average fixed price to be received	Volume MBbl	Weighted average range
2010	633	$74.65	60	$110.00 -$168.55
2011	2,515	72.07	84	110.00 - 153.00

	3,148		144

	Natural gas derivatives				Natural gas basis protection swaps
	Swaps		Collars
	Volume BBtu	Weighted average fixed price to be received	Volume BBtu	Weighted average range	Volume BBtu	Weighted average fixed price to be paid
2010	3,450	$7.55	450	$10.00 -$11.67	4,350	$0.70
2011	12,150	7.24	—		15,390	0.67
2012	—		—		7,200	0.30

	15,600		450		26,940

Our derivative contracts have been executed with the institutions that are parties to our revolving credit facility, and we believe the credit risks associated with all of these institutions are acceptable. As of September 30, 2010, we have no balance outstanding on our credit facility. We did not post collateral under any of these contracts as they are secured under our revolving credit facility. Payment on our derivative contracts would be accelerated in the event of a default on our revolving credit facility. The aggregate fair value of our derivative liabilities was $47,531 at September 30, 2010.

At September 30, 2010, we had significant commodity derivative net asset balances with the following counterparties:

Counterparty	Fair Value(1)
JP Morgan Chase Bank, N.A.	$8,447
Crédit Agricole	8,429
Credit Suisse	539
Other	333

$17,748

(1)	The fair value does not include the settlements receivable at September 30, 2010.

Discontinuance of cash flow hedge accounting

Effective April 1, 2010, we elected to de-designate all of our commodity derivative contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively. As a result, all gains and losses from changes in the fair value of our derivative contracts subsequent to March 31, 2010 are recognized immediately in non-hedge derivative gains (losses) in the consolidated statement of operations. Prior to March 31, 2010, a portion of the change in fair value was deferred through other comprehensive income. As of September 30, 2010, accumulated other comprehensive income consists of deferred net gains of $48,392 ($29,674 net of tax) that will be recognized as gains (losses) from oil and natural gas hedging activities through December 2013 as the hedged production is sold. We expect to reclassify $17,468 of net losses in accumulated other comprehensive income to income during the next 12 months.

Fair value of derivative instruments and derivative activities

The estimated fair values of derivative instruments are provided below. The carrying amounts of these instruments are equal to the estimated fair values.

	As of September 30, 2010			As of December 31, 2009
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Derivatives designated as cash flow hedges:
Oil swaps	$—	$—	$—	$172	$(54,883)	$(54,711)
Derivatives not designated as hedging instruments:
Oil swaps	4,296	(40,022)	(35,726)	—	(13,840)	(13,840)
Natural gas swaps	46,126	—	46,126	30,366	(26)	30,340
Oil collars	3,959	—	3,959	12,290	—	12,290
Natural gas collars	2,722	—	2,722	14,065	—	14,065
Natural gas basis differential swaps	284	(7,509)	(7,225)	—	(14,964)	(14,964)

Total non-hedge instruments	57,387	(47,531)	9,856	56,721	(28,830)	27,891

Total derivative instruments	57,387	(47,531)	9,856	56,893	(83,713)	(26,820)
Less:
Netting adjustments (1)	39,442	(39,442)	—	32,873	(32,873)	—
Current portion asset (liability)	17,155	(5,987)	11,168	18,226	(20,677)	(2,451)

	$790	$(2,102)	$(1,312)	$5,794	$(30,163)	$(24,369)

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow us to net settle positive and negative positions with the same counterparties.

Gains and losses associated with cash flow hedges are summarized below.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Amount of gain (loss) recognized in AOCI (effective portion)
Oil swaps	$—	$4,758	$(1,035)	$(54,686)
Income taxes	—	(1,840)	400	21,153

	$—	$2,918	$(635)	$(33,533)

Amount of gain (loss) reclassified from AOCI in income (effective portion)(1)
Oil swaps	$(8,491)	$(1,519)	$(21,886)	$17,554
Gas swaps	325	1,601	1,189	6,245
Income taxes	3,159	(31)	8,006	(9,205)

	$(5,007)	$51	$(12,691)	$14,594

Gain (loss) on oil swaps recognized in income (ineffective portion)(1)	$—	$1,061	$(660)	$(965)

(1)	Included in gain (loss) from oil and natural gas hedging activities in the consolidated statements of operations.

During the three and nine months ended September 30, 2010, we received proceeds of $0 and $7,097, respectively, on the early settlement of certain oil swaps and oil and natural gas collars with original settlement dates from April 2010 through December 2012. During the three and nine months ended September 30, 2009, we received proceeds of $0 and $111,874, respectively, on the early settlement of certain oil and natural gas swaps and oil collars with original settlement dates from May through October of 2009 and January 2012 through December 2013.

Gain (loss) from oil and natural gas hedging activities, which is a component of total revenues in the consolidated statements of operations, is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Oil hedges
Reclassification adjustment for hedge gains (losses) included in net income (loss)	$(8,491)	$(1,519)	$(21,886)	$17,554
Gain (loss) on ineffective portion of derivatives qualifying for hedge accounting	—	1,061	(660)	(965)
Natural gas hedges
Reclassification adjustment for hedge gains included in net income (loss)	325	1,601	1,189	6,245

Total	$(8,166)	$1,143	$(21,357)	$22,834

Non-hedge derivative gains (losses) in the consolidated statements of operations are comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Change in fair value of commodity price swaps	$(8,025)	$(7,210)	$44,803	$(75,963)
Change in fair value of costless collars	(4,511)	(7,377)	(19,674)	(43,546)
Change in fair value of natural gas basis differential contracts	244	(4,845)	7,739	(15,081)
Receipts from settlement of commodity price swaps	8,311	7,791	21,091	107,020
Receipts from settlement of costless collars	4,525	9,013	23,991	41,358
Payments on settlement of natural gas basis differential contracts	(1,516)	(2,372)	(8,005)	(1,480)

	$(972)	$(5,000)	$69,945	$12,308

Derivative settlements receivable of $6,989 and $5,977 were included in accounts receivable at September 30, 2010 and December 31, 2009, respectively. Derivative settlements payable of $129 and $1,739 were included in accounts payable and accrued liabilities at September 30, 2010 and December 31, 2009, respectively.

Fair value of derivative instruments

All derivative financial instruments are recorded on the balance sheet at fair value. We estimate the fair value of our derivative instruments using a combined income and market valuation methodology. Future cash flows from the derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at the LIBOR swap rate. The fair value of collars is determined using an option pricing model which takes into account market volatility as well as the inputs described above. All derivative instruments are discounted further using a rate that incorporates our nonperformance risk for derivative liabilities, and our counterparties’ nonperformance risk for derivative assets. As of September 30, 2010 and December 31, 2009, the rate reflecting our nonperformance risk was 3.00% and 3.25%, respectively, and the weighted-average rate reflecting our counterparties’ nonperformance risk was approximately 1.18% and 1.49%, respectively.

We have no Level 1 assets or liabilities as of September 30, 2010. Our derivative contracts classified as Level 2 are valued using NYMEX forward commodity price curves and quotations provided by price index developers such as Platts. In certain less liquid markets, forward prices are not as readily available. In these circumstances, commodity swaps are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. These contracts are classified as Level 3. Due to unavailability of observable volatility data input, the fair value measurement of all our collars has been categorized as Level 3.

The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of September 30, 2010			As of December 31, 2009
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$50,706	$(47,531)	$3,175	$30,538	$(83,713)	$(53,175)
Significant unobservable inputs (Level 3)	6,681	—	6,681	26,355	—	26,355
Netting adjustments (1)	(39,442)	39,442	—	(32,873)	32,873	—

	$17,945	$(8,089)	$9,856	$24,020	$(50,840)	$(26,820)

(1)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.

Changes in the fair value of net commodity derivatives classified as Level 3 in the fair value hierarchy at September 30 were:

	Nine months ended September 30,
Net derivative assets	2010	2009
Beginning balance	$26,355	$79,603
Realized and unrealized gains (losses) included in non-hedge derivative gains (losses)	4,317	(2,102)
Settlements	(23,991)	(41,648)

Ending balance	6,681	35,853

Gains relating to assets still held at the reporting date included in non-hedge derivative gains for the period	$2,652	$1,289

Fair value of financial instruments

The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value for long-term debt at September 30, 2010 and December 31, 2009 approximates fair value because substantially all debt carries variable market rates and incorporates a measure of our credit risk. The carrying value and estimated market value of our senior notes at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
8 1/2% Senior Notes due 2015	$325,000	$315,250	$325,000	$281,125
8 7/8% Senior Notes due 2017	323,042	316,485	322,877	281,125
9 7/8% Senior Notes due 2020	293,036	303,000	—	—

	$941,078	$934,735	$647,877	$562,250

Fair value amounts have been estimated based on quoted market prices. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Note 3: Asset retirement obligations

The following table provides a summary of our asset retirement obligations for September 30, 2010.

Nine months ended September 30, 2010
Beginning balance	$37,465
Liabilities incurred in current period	434
Liabilities settled in current period	(428)
Accretion expense	2,419

$39,890
Less current portion	300

$39,590

See Note 1 for additional information regarding our accounting policies for asset retirement obligations and fair value measurements.

Note 4: Senior Notes

On September 16, 2010, we issued $300,000 of 9 7/8% Senior Notes due 2020 at a price of 97.672% of the principal amount. The net proceeds, after underwriting and issuance costs, were used to pay down the outstanding indebtedness under our revolving line of credit and for working capital.

Interest is payable on the Senior Notes semi-annually on April 1 and October 1 each year beginning April 1, 2011. The Senior Notes mature on October 1, 2020. On or after October 1, 2015, we may, at our option, redeem the Senior Notes at the following redemption prices plus accrued and unpaid interest: 104.938% after October 1, 2015, 103.292% after October 1, 2016, 101.646% after October 1, 2017, and 100% after October 1, 2018 and thereafter. Prior to October 1, 2013, we may redeem up to 35% of the Senior Notes with the net proceeds of one or more equity offerings at a redemption price of 109.875%, plus accrued and unpaid interest.

The indenture governing the Senior Notes contains certain covenants which limit our ability to:

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

As part of the indenture, we entered into a registration rights agreement in which we agreed to file a registration statement with the Securities and Exchange Commission related to an offer to exchange the notes for an issue of registered notes within 270 days of the closing date. If we fail to complete the exchange offer within 270 days after the closing date, we would be required to pay liquidated damages equal to 0.25% per annum of the principal amount of the notes for the first 90 days after the target registration date. After the first 90 days, the rate increases an additional 0.25% for each additional 90 days, up to a total of 1.0%.

In connection with the issuance of the Senior Notes, we recorded a discount of $6,984 and capitalized $6,446 of issuance costs related to underwriting and other fees that are amortized to interest expense using the effective interest method. We had unamortized issuance costs of $6,429 as of September 30, 2010 that are included in other assets. Amortization of $20 and $17 was charged to interest expense during the three months ended September 30, 2010 related to the discount and issuance costs, respectively.

Chaparral is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Our obligations under our outstanding Senior Notes have been fully and unconditionally guaranteed, on a joint and several basis, by all of our wholly owned subsidiaries, except for Oklahoma Ethanol, LLC and Chaparral Biofuels, LLC.

Senior Notes at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
8 1/2% Senior Notes due 2015	$325,000	$325,000
8 7/8% Senior Notes due 2017	325,000	325,000
9 7/8% Senior Notes due 2020	300,000	—
Discount on Senior Notes due 2017	(1,958)	(2,123)
Discount on Senior Notes due 2020	(6,964)	—

	$941,078	$647,877

Note 5: Long-term debt

Long-term debt at September 30, 2010, and December 31, 2009, consisted of the following:

	September 30, 2010	December 31, 2009
Revolving credit line with banks	$—	$507,001
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 3.71% to 9.26%, due January 2017 through December 2028; collateralized by real property	13,137	13,465
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.00% to 9.25%, due October 2010 through August 2015; collateralized by automobiles, machinery and equipment	7,827	8,285

	20,964	528,751
Less current maturities	4,157	4,405

	$16,807	$524,346

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

Availability under our Credit Agreement is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. As a result of the issuance of our 9 7/8% Senior Notes due 2020, the borrowing base was reduced from $450,000 to $375,000 effective September 16, 2010. The borrowing base is presently being redetermined.

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

Interest on Eurodollar loans is computed at the Adjusted LIBO Rate, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in the Credit Agreement, plus a margin where the margin varies from 2.50% to 3.50% depending on the utilization percentage of the conforming borrowing base. From April 12, 2010 until October 12, 2010, the margin was fixed at 3.00%. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.

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

The Credit Agreement also has certain negative and affirmative covenants that require, among other things, maintaining a Current Ratio, as defined in the Credit Agreement, of not less than 1.0 to 1.0. The Credit Agreement also requires us to maintain, to the extent borrowings are outstanding, a Consolidated Total Debt to Consolidated EBITDAX ratio, or to the extent no borrowings are outstanding, a Consolidated Net Debt to Consolidated EBITDAX ratio, as defined in the Eighth Restated Credit Agreement, of not greater than:

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

We believe we were in compliance with all covenants under the Credit Agreement as of September 30, 2010.

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

Note 6: Related party transactions

CHK Holdings L.L.C. (“CHK”), an indirect wholly owned subsidiary of Chesapeake Energy Corporation (“Chesapeake”), owns 20% of our outstanding common stock. We participate in ownership of properties operated by Chesapeake, and we received revenues and incurred joint interest billings on these properties as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$1,896	$1,383	$4,825	$4,020
Joint interest billings	(474)	(579)	(4,847)	(2,714)

	$1,422	$804	$(22)	$1,306

In addition, Chesapeake participates in ownership of properties operated by us, and we paid revenues and recorded joint interest billings to Chesapeake on these properties as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$(314)	$(432)	$(1,207)	$(1,052)
Joint interest billings	624	448	1,081	2,529

	$310	$16	$(126)	$1,477

Amounts receivable from and payable to Chesapeake were $473 and $93, respectively, as of September 30, 2010. Amounts receivable from and payable to Chesapeake were $2,506 and $241, respectively, as of December 31, 2009.

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

There was no activity associated with these divisions during the three and nine months ended September 30, 2010. The operating results of these divisions for the three and nine months ended September 30, 2009 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below.

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Revenues	$865	$7,891
Operating expenses	(728)	(7,682)
Depreciation, depletion, and amortization	(80)	(483)
Gain on sale	—	9,004

Income before income taxes	57	8,730
Income tax expense	4	3,342

Income from discontinued operations	$53	$5,388

There were no assets held for sale or liabilities associated with discontinued operations as of September 30, 2010 or December 31, 2009.

Note 8: Commitments and contingencies

Standby letters of credit (“Letters”) available under our revolving credit line are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had various Letters outstanding totaling $1,920 and $2,855 as of September 30, 2010 and December 31, 2009, respectively. Interest on each Letter accrues at the lender’s prime rate for all accounts paid by the lenders under the Letters. We paid no interest on the Letters during the nine months ended September 30, 2010 and 2009.

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

As a result of the settlement, as of September 30, 2009, a $14,406 receivable and a $4,378 payable related to the litigation were eliminated, the escrow cash account was reclassified to operating cash, and we recorded a charge to expense of $2,928.

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

As a result of the closing of the Stock Purchase Agreement and the stock purchase agreements discussed above, CCMP owns approximately 36% of our total outstanding common stock as of November 11, 2010.

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

Stockholders Agreement

In connection with the closing of the Stock Purchase Agreement, the Company, CCMP and our existing stockholders executed the Stockholders Agreement on April 12, 2010. The Stockholders Agreement provides for certain general rights and restrictions, including board observer rights, informational rights, general restrictions on transfer of common stock, tag-along rights, preemptive rights, registration rights following a Qualified IPO and, subject to certain limited exceptions, prohibitions on the sale or acquisition of our common stock that would result in a change of control, as such term is defined under the indentures for our Senior Notes.

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

Summary of changes in common stock

The following is a summary of the changes in our common shares outstanding during the nine months ended September 30, 2010:

	Common Stock
	Class A	Class B	Class C	Class D	Class E	Class F	Class G	Shares Outstanding on April 11, 2010	Total
Shares issued at January 1, 2010	—	—	—	—	—	—	—	877,000	877,000
Change in classification	—	357,882	209,882	279,999	29,234	—	3	(877,000)	—
Common stock issuance for cash	—	—	—	—	475,042	1	—	—	475,043
Restricted stock issuances	50,138	—	—	—	—	—	—	—	50,138

Shares issued at September 30, 2010	50,138	357,882	209,882	279,999	504,276	1	3	—	1,402,181

Note 10: Stock-based compensation

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

A summary of our phantom stock activity during the first nine months of 2010 is presented in the following table:

	Weighted average grant date fair value	Phantom shares	Vest date fair value
	($ per share)
Unvested and outstanding at January 1, 2010	$12.77	175,482
Granted	$23.93	18,841
Vested	$9.17	(59,652)	$1,442
Forfeited	$13.82	(4,265)

Unvested and total outstanding at September 30, 2010	$15.99	130,406

There were no payments for phantom shares during the third quarters of 2010 and 2009, and payments were $1,357 and $780, respectively, during the nine months ended September 30, 2010 and 2009. As of September 30, 2010, there were 4,339 vested units outstanding with a weighted average fair value of $20.34, and an aggregate intrinsic value of $88, which is included in accrued payroll and benefits payable. Based on an estimated fair value of $19.37 per phantom share as of September 30, 2010, the aggregate intrinsic value of the unvested phantom shares outstanding was $2,526, which includes approximately $1,191 of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 2.35 years. As of September 30, 2010 and December 31, 2009, accrued payroll and benefits payable included $325 and $1,315, respectively, for deferred compensation costs vesting within the next twelve months.

2010 Equity Incentive Plan

We adopted the Chaparral Energy, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”) on April 12, 2010. The 2010 Plan reserves a total of 86,301 shares of our class A common stock for awards issued under the 2010 Plan. All of our or our affiliates’ employees, officers, directors, and consultants, as defined in the Plan, are eligible to participate in the 2010 Plan.

Our Board of Directors has approved awards of restricted stock under the 2010 Plan totaling 50,138 shares of our class A common stock. These awards consisted of a total of 9,660 shares that are subject to service vesting conditions (also defined as “Time Vesting” awards in the restricted stock agreements) and a total of 40,478 shares that are subject to market and performance vesting conditions (also defined as “Performance Vesting” awards in the restricted stock agreements).

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

The price paid by CCMP for our Class E common stock on April 12, 2010, was considered to be the fair value of the service condition awards granted through September 30, 2010. The Monte Carlo simulation method was used to value the market condition awards. A Monte Carlo simulation allows for the analysis of a complex security through statistical measures applied to a model that is simulated thousands of times to build distributions of potential outcomes. The variables and assumptions used in this calculation were as follows:

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

A summary of our restricted stock activity during the first nine months of 2010 is presented in the following table:

	Weighted average grant date fair value	Restricted shares
	($ per share)
Unvested and outstanding at January 1, 2010	$—	—
Granted	$370.06	50,138
Vested	$—	—
Forfeited	$—	—

Unvested and total outstanding at September 30, 2010	$370.06	50,138

Unrecognized compensation cost of $16,167 associated with our non-vested restricted stock awards is expected to be recognized over a weighted-average period of 4.69 years.

Note 11: Comprehensive income (loss)

Components of comprehensive income (loss), net of related tax, are as follows for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss)	$879	$(4,386)	$51,221	$(146,934)
Unrealized gain (loss) on hedges	—	2,918	(635)	(33,533)
Reclassification adjustment for hedge (gains) losses included in net income (loss)	5,007	(51)	12,691	(14,594)

Comprehensive income (loss)	$5,886	$(1,519)	$63,277	$(195,061)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the third quarter of 2010, quarterly production was 2,042 MBoe, a 5% increase from production levels in the third quarter of 2009, primarily due to our drilling activity in the Mid-Continent area. This increase in production, combined with a 20% increase in our average sales price before hedging, resulted in a 26% increase in revenue from oil and natural gas sales in the third quarter of 2010 compared to the same period in 2009, partially offset by a corresponding increase in operating costs of 19% for the same period. We experienced a decrease in interest expense of $4.0 million, primarily due to lower balances outstanding under our credit agreement. In addition, due primarily to changes in the NYMEX forward commodity price curves, we had a loss on non-hedge derivatives of $1.0 million in the third quarter of 2010 compared to a loss of $5.0 million in the third quarter of 2009. As a result of these and other factors, we reported net income of $0.9 million during the third quarter of 2010 compared to a net loss of $4.4 million for the comparable period in 2009.

The following are material events that have impacted our liquidity or results of operations, and/or are expected to impact these items in future periods:

•

9 7/8% Senior Notes due 2020. On September 16, 2010, we issued $300.0 million aggregate principal amount of 9 7/8% Senior Notes maturing on October 1, 2020. The net proceeds from the issuance of the notes were used to pay down outstanding amounts under our Credit Agreement and for working capital. In connection with the issuance of the Senior Notes, we recorded a discount of $7.0 million and capitalized $6.4 million of issuance costs related to underwriting and other fees.

•

Stock purchase agreement. On April 12, 2010, we closed the sale of an aggregate of 475,043 shares of our common stock to CCMP Capital Investors II (AV-2), L.P., CCMP Energy I LTD., and CCMP Capital Investors (Cayman) II, L.P. (collectively, “CCMP”). Proceeds from the sale were $313.2 million, net of fees and other expenses of $11.8 million, and were used to repay the amounts owing under our Seventh Restated Credit Agreement. See Note 9 to our consolidated financial statements for additional information regarding this transaction.

•

Eighth Restated Credit Agreement. In connection with the closing of the sale of our common stock to CCMP, we entered into and closed an Eighth Restated Credit Agreement, which has an initial borrowing base of $450.0 million, is collateralized by our oil and natural gas properties, and is scheduled to mature on April 12, 2014. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under the Eighth Restated Credit Agreement, to repay the amounts owing under our Seventh Restated Credit Agreement. During the second quarter of 2010, we recorded expenses for derivative novation and break fees and the write off of prepaid bank fees associated with our Seventh Restated Credit Agreement of $3.1 million, and we recorded deferred financing costs associated with the closing of our Eighth Restated Credit Agreement of $10.9 million. As a result of the issuance of our Senior Notes due 2020, our borrowing base was reduced from $450.0 million to $375.0 million, effective September 16, 2010. The borrowing base is presently being redetermined.

•

2010 Equity Incentive Plan. We adopted the Chaparral Energy, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”) on April 12, 2010. The 2010 Plan reserves a total of 86,301 shares of our class A common stock for awards issued under the 2010 Plan. All of our or our affiliates’ employees, officers, directors, and consultants, as defined in the Plan, are eligible to participate in the 2010 Plan. Our Board of Directors has approved awards of restricted stock under the 2010 Plan totaling 50,138 shares of our class A common stock. These initial awards are subject to performance, service, and market vesting conditions. During the first nine months of 2010, we recorded stock-based compensation expense of $1.6 million associated with these awards. See Note 10 to our consolidated financial statements for additional information regarding stock-based compensation.

•

Capital expenditure budget. We have expanded our oil and gas property capital expenditure budget for 2010 from $268.0 million to $310.0 million in order to accelerate our development program. The expanded 2010 capital budget represents an increase in capital expenditures of approximately 105% above our 2009 levels.

Liquidity and capital resources

Historically, our primary sources of liquidity have been cash generated from our operations and debt. On April 12, 2010, we sold an aggregate of 475,043 shares of our common stock to CCMP for proceeds of $313.2 million, net of fees and other expenses of $11.8 million. In connection with our sale of common stock to CCMP, we entered into and closed an Eighth Restated Credit Agreement, which had an initial borrowing base of $450.0 million, is collateralized by our oil and natural gas properties, and is scheduled to mature on April 12, 2014. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under the Eighth Restated Credit Agreement, to repay the amounts owing under our Seventh Restated Credit Agreement.

On September 16, 2010, we issued $300.0 million aggregate principal amount of 9 7/8% Senior Notes maturing on October 1, 2020. We used the proceeds from the Senior Notes due 2020 to pay down outstanding amounts under our Credit Agreement and for working capital. As a result of our issuance of the Senior Notes due 2020, the borrowing base under our Eighth Restated Credit Agreement was reduced from $450.0 million to $375.0 million.

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

As of November 11, 2010, we had no outstanding balance and $373.1 million of availability under our Eighth Restated Credit Agreement.

Covenants set forth in the indentures for our Senior Notes, including the ACNTA test, limit the amount of secured debt we can incur. Certain thresholds set forth in the ACNTA test are principally reliant upon the levels of commodity prices for crude oil and natural gas at specified dates.

As of September 30, 2010, we had cash and cash equivalents of $101.6 million and long-term debt obligations of $962.2 million.

Sources and uses of cash. The net increase in cash is summarized as follows:

	Nine months ended September 30,
(dollars in thousands)	2010	2009
Cash flows provided by operating activities	$117,577	$77,901
Cash flows provided by (used in) investing activities	(168,021)	50,812
Cash flows provided by (used in) financing activities	78,671	(95,583)

Net increase in cash during the period	$28,227	$33,130

Substantially all of our cash flow from operating activities is from the production and sale of oil and natural gas, reduced or increased by associated hedging activities. During the first nine months of 2009, operating cash flows also included production tax credits of $13.7 million. No such credits were received during of the first nine months of 2010, and this source of cash will not be available in future periods. Despite the decrease in production tax credits received, cash flows from operating activities increased by 51% from 2009 to 2010, primarily due to the increase in revenue net of hedging activities.

We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. For the nine months ended September 30, 2010 and 2009, cash flows provided by operating activities were approximately 57% and 58%, respectively, of cash used for the purchase of property and equipment and oil and natural gas properties.

Our capital expenditures for oil and gas properties are detailed below:

(dollars in thousands)	Actual capital expenditures nine months ended September 30, 2010	Percent of total	2010 budgeted capital expenditures	Percent of total
Conventional drilling	$112,675	51%	$171,000	55%
Conventional enhancements	23,984	11%	27,000	9%
Tertiary recovery	46,371	21%	66,000	21%
Acquisitions:
Proved properties	32,313	14%	41,000	13%
Unproved properties	7,182	3%	5,000	2%

	$222,525	100%	$310,000	100%

In addition to the capital expenditures for oil and natural gas properties, we spent approximately $12.7 million for property and equipment during the nine months ending September 30, 2010.

During the nine months ended September 30, 2010 and 2009, the monetization of derivatives provided investing cash flows of $7.1 million and $111.9 million, respectively. Cash flows provided by investing activities for the first nine months of 2009 also included inflows of $13.5 million from our prepaid production tax asset and proceeds of $24.7 million from the sale of the Electric Submersible Pumps (“ESP”) division of Green Country Supply, Inc. (“GCS”), a wholly owned subsidiary. No such inflows were received during the first nine months of 2010. As a result, during the first nine months of 2010, cash flows used in investing activities were $168.0 million compared to cash flows provided by investing activities of $50.8 million during the first nine months of 2009.

Net cash provided by (used in) financing activities was $78.7 million during the first nine months of 2010 and ($95.6) million during the first nine months of 2009. On April 12, 2010, we sold an aggregate of 475,043 shares of our common stock to CCMP for proceeds of $313.2 million, net of fees and other expenses of $11.8 million, and we entered into and closed an Eighth Restated Credit Agreement. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under the Eighth Restated Credit Agreement, to repay the amounts owing under our Seventh Restated Credit Agreement.

On September 16, 2010 we issued $300.0 million aggregate principal amount of 9 7/8% Senior Notes maturing on October 1, 2020 for net proceeds of $293.0 million, less fees and other expenses of $6.4 million. As a result of our issuance of the Senior Notes, the borrowing base under our Eighth Restated Credit Agreement was reduced from $450.0 million to $375.0 million, and proceeds from the issuance of $206.0 million were used to pay down outstanding amounts. The remaining $80.6 million was used for working capital.

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

Availability under our Credit Agreement is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. As a result of the issuance of our Senior Notes due 2020, the borrowing base was reduced from $450.0 million to $375.0 million effective September 16, 2010. The borrowing base is presently being redetermined. As of November 11, 2010, we had no outstanding balance and $373.1 million of availability under our Eighth Restated Credit Agreement.

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

Interest on Eurodollar loans is computed at the Adjusted LIBO Rate, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in the Credit Agreement, plus a margin where the margin varies from 2.50% to 3.50% depending on the utilization percentage of the conforming borrowing base. From April 12, 2010 until October 12, 2010, the margin was fixed at 3.00%. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.

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

Our Credit Agreement has certain negative and affirmative covenants that require, among other things, maintaining a specified current ratio and debt service ratio. We believe we were in compliance with all covenants under our Credit Agreement as of September 30, 2010.

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

Our Credit Agreement requires us to maintain a current ratio, as defined in our Credit Agreement, of not less than 1.0 to 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our Credit Agreement, we consider the current ratio calculated under our Credit Agreement to be a useful measure of our liquidity because it includes the funds available to us under our Credit Agreement and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At September 30, 2010 and December 31, 2009, our current ratio as computed using GAAP was 1.36 and 1.38, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 4.24 and 1.51, respectively. The following table reconciles our current assets and current liabilities using GAAP to the same items for purposes of calculating the current ratio for our loan compliance:

(dollars in thousands)	September 30, 2010	December 31, 2009
Current assets per GAAP	$190,484	$161,682
Plus—Availability under Credit Agreement	373,080	3,145
Less—Short-term derivative instruments	(17,155)	(18,226)
Less—Deferred tax asset on derivative instruments and asset retirement obligations	—	(1,079)

Current assets as adjusted	$546,409	$145,522

Current liabilities per GAAP	$139,896	$117,529
Less—Short term derivative instruments	(5,987)	(20,677)
Less—Deferred tax liability on derivative instruments and asset retirement obligations	(4,704)	—
Less—Short-term asset retirement obligation	(300)	(300)

Current liabilities as adjusted	$128,905	$96,552

Current ratio for loan compliance	4.24	1.51

The Credit Agreement also requires us to maintain, to the extent borrowings are outstanding, a Consolidated Total Debt to Consolidated EBITDAX ratio, or to the extent no borrowings are outstanding, a Consolidated Net Debt to Consolidated EBITDAX ratio, as defined in the Eighth Restated Credit Agreement, of not greater than:

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

9 7/8% Senior Notes due 2020

On September 16, 2010, we issued $300.0 million of 9 7/8% Senior Notes maturing on October 1, 2020. The 9 7/8% Senior Notes are senior unsecured obligations and will rank equal in right of payment with all our existing and future senior debt, including each of our senior secured revolving credit facility, our existing 8 1/2% Senior Notes due 2015 and our existing 8 7/8% Senior Notes due 2017. The payment of the principal, interest and premium on the Senior Notes is fully and unconditionally guaranteed on a senior unsecured basis by our existing and some of our future restricted subsidiaries, as defined in the indenture.

On or after October 1, 2015, we may redeem some or all of the 9 7/8% Senior Notes at any time at redemption prices specified in the indenture, plus accrued and unpaid interest to the date of redemption.

In addition, upon completion of a qualified equity offering prior to October 1, 2013, we are entitled to redeem up to 35% of the aggregate principal amount of the 9 7/8 Senior Notes from the proceeds, so long as:

•	we pay the holders of such notes a redemption price of 109.875% of the principal amount of the 9 7/8% Senior Notes, plus accrued and unpaid interest to the date of redemption; and

•	at least 65% of the aggregate principal amount of the 9 7/8% Senior Notes remains outstanding after each such redemption, other than 9 7/8% Senior Notes held by us or our affiliates.

Finally, prior to October 1, 2015, the notes may be redeemed in whole or in part at a redemption price equal to the principal amount of the notes plus accrued and unpaid interest to the date of redemption plus an applicable premium specified in the indenture.

We and our restricted subsidiaries are subject to certain negative and financial covenants under the indenture governing the 9 7/8% Senior Notes. The provisions of the indenture limit our and our restricted subsidiaries’ ability to, among other things:

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

If we experience a change of control (as defined in the indenture governing the 9 7/8% Senior Notes), including making certain asset sales, subject to certain conditions, we must give holders of the 9 7/8% Senior Notes the opportunity to sell us their 9 7/8% Senior Notes at 101% of the principal amount, plus accrued and unpaid interest.

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

Results of operations

Revenues and production.

The following table presents information about our oil and natural gas sales before the effects of commodity derivative settlements:

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2010	2009	increase	2010	2009	increase
Oil and natural gas sales (dollars in thousands)
Oil	$72,703	$59,539	22.1%	$215,516	$145,435	48.2%
Natural gas	25,480	18,214	39.9%	79,827	55,249	44.5%

Total	$98,183	$77,753	26.3%	$295,343	$200,684	47.2%

Production
Oil (MBbls)	1,024	984	4.1%	2,977	2,888	3.1%
Natural gas (MMcf)	6,108	5,773	5.8%	17,892	17,460	2.5%

MBoe	2,042	1,946	4.9%	5,959	5,798	2.8%
Average sales prices (excluding derivative settlements)
Oil per Bbl	$71.00	$60.51	17.3%	$72.39	$50.36	43.7%
Gas per Mcf	$4.17	$3.16	32.0%	$4.46	$3.16	41.1%

Boe	$48.08	$39.96	20.3%	$49.56	$34.61	43.2%

Oil and natural gas revenues increased $20.4 million, or 26%, during the third quarter of 2010 compared to the third quarter of 2009 due to a 20% increase in the average price per Boe combined with a 5% increase in sales volumes. Oil and natural gas revenues increased $94.7 million, or 47%, during the first nine months of 2010 compared to the first nine months of 2009 due to a 43% increase in the average price per Boe combined with a 3% increase in sales volumes.

The relative impact of changes in commodity prices and sales volumes on our oil and natural gas sales before the effects of hedging is shown in the following table:

	Three months ended September 30, 2010 vs. 2009		Nine months ended September 30, 2010 vs. 2009
(dollars in thousands)	Sales increase	Percentage increase in sales	Sales increase	Percentage increase in sales
Change in oil sales due to:
Prices	$10,744	18.0%	$65,599	45.1%
Production	2,420	4.1%	4,482	3.1%

Total increase in oil sales	$13,164	22.1%	$70,081	48.2%

Change in natural gas sales due to:
Prices	$6,207	34.1%	$23,213	42.0%
Production	1,059	5.8%	1,365	2.5%

Total increase in natural gas sales	$7,266	39.9%	$24,578	44.5%

Production volumes by area were as follows (MBoe):

	Three months ended September 30,		Percentage change	Nine months ended September 30,		Percentage change
	2010	2009		2010	2009
Mid-Continent	1,390	1,301	6.8%	4,127	3,765	9.6%
Permian	389	386	0.8%	1,101	1,264	(12.9)%
Gulf Coast	110	113	(2.7)%	336	347	(3.2)%
Ark-La-Tex	78	68	14.7%	179	196	(8.7)%
North Texas	39	41	(4.9)%	119	124	(4.0)%
Rocky Mountains	36	37	(2.7)%	97	102	(4.9)%

Totals	2,042	1,946	4.9%	5,959	5,798	2.8%

In 2009 and the first quarter of 2010, we focused our capital expenditures in the Mid-Continent and Permian areas, and as a result, production in our other areas has generally declined. Due to our expanded capital expenditures beginning in the second quarter of 2010, we expect production to increase through the last quarter of 2010. However, we cannot accurately predict the timing or level of future production. The increase in production in the Mid-Continent area is primarily due to our participation in six Atoka Wash wells, which came online during the first quarter of 2010 and accounted for approximately 4% and 7%, respectively, of our production in the Mid-Continent area during the three and nine months ended September 30, 2010.

The decrease in production in the Permian area during the first nine months of 2010 is primarily due to the Bowdle 47 No. 2, which began selling natural gas in late November 2008 and accounted for approximately 9% of total production for the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2010, production from this well declined by approximately 52% and 45%, respectively, compared to production levels in the comparable periods of 2009. We have drilled and completed an offset, the Bowdle 47 No. 4, which came online in late April of 2010 and accounted for approximately 3% and 2%, respectively, of our total production during the three and nine months ended September 30, 2010.

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

Hedging allows us to predict with greater certainty the effective prices we will receive for our hedged oil and natural gas production. We closely monitor the fair value of our derivative contracts and may elect to settle a contract prior to its scheduled maturity date in order to lock in a gain or loss. Our derivative activities are dynamic to allow us to respond to the volatile commodity markets.

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements, excluding derivative monetizations, on realized prices:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Oil (per Bbl):
Before derivative settlement	$71.00	$60.51	$72.39	$50.36
After derivative settlement	$71.74	$62.43	$70.52	$53.42
Post-settlement to pre-settlement price	101.0%	103.2%	97.4%	106.1%
Natural gas (per Mcf):
Before derivative settlement	$4.17	$3.16	$4.46	$3.16
After derivative settlement	$5.90	$5.25	$6.14	$4.81
Post-settlement to pre-settlement price	141.5%	166.1%	137.7%	152.2%

The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

(dollars in thousands)	September 30, 2010	December 31, 2009
Derivative assets (liabilities):
Oil swaps	$(35,726)	$(68,551)
Natural gas swaps	46,126	30,340
Oil collars	3,959	12,290
Natural gas collars	2,722	14,065
Natural gas basis differential swaps	(7,225)	(14,964)

Net derivative asset (liability)	$9,856	$(26,820)

Effective April 1, 2010, we elected to de-designate all of our commodity derivative contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively. As a result, all gains and losses from changes in the fair value of our derivative contracts subsequent to March 31, 2010 are recognized immediately in non-hedge derivative gains (losses) in the consolidated statement of operations. Prior to March 31, 2010, a portion of the change in fair value has been deferred through other comprehensive income. As of September 30, 2010, accumulated other comprehensive income consists of deferred net gains of $48.4 million ($29.7 million net of tax) that will be recognized as gains (losses) from oil and natural gas hedging activities through December 2013 as the hedged production is sold.

The effects of derivative activities on our results of operations and cash flows for the third quarters of 2010 and 2009 were as follows:

	Three months ended September 30,
	2010		2009
(dollars in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)
Gain (loss) from oil and natural gas hedging activities:
Oil swaps	$(8,491)	$—	$—	$(458)
Natural gas swaps	325	—	1,601	—

Gain (loss) from oil and natural gas hedging activities:	$(8,166)	$—	$1,601	$(458)

Non-hedge derivative gains (losses):
Oil swaps and collars	$(16,778)	$755	$(185)	$2,347
Natural gas swaps and collars	4,242	12,081	(14,402)	14,457
Natural gas basis differential contracts	244	(1,516)	(4,845)	(2,372)

Non-hedge derivative gains (losses)	$(12,292)	$11,320	$(19,432)	$14,432

Total gains (losses) from derivative activities:	$(20,458)	$11,320	$(17,831)	$13,974

Due primarily to an increase in average NYMEX forward strip oil prices as of September 30, 2010 compared to June 30, 2010, we recognized a loss on oil derivatives of $24.5 million during the third quarter of 2010. This includes an $8.5 million loss associated with derivatives for which hedge accounting has been discontinued. Due primarily to low oil prices prevalent during the period, we recognized a gain on oil derivatives of $1.7 million during the third quarter of 2009.

Due primarily to low natural gas prices prevalent during the period, we recognized a non-hedge gain on natural gas derivatives of $16.3 million during the third quarter of 2010. Due to an increase in average NYMEX forward strip gas prices as of September 30, 2009 compared to June 30, 2009, offset by low natural gas prices prevalent during the third quarter of 2009, we recognized a gain on gas derivatives of $0.1 million during the third quarter of 2009. In addition, during the third quarters of 2010 and 2009, respectively, we reclassified into earnings gains of $0.3 million and $1.6 million that were associated with derivatives for which hedge accounting was discontinued in 2008.

During the third quarter of 2010, losses on natural gas basis differential contracts were $1.3 million primarily due to lower than expected basis differentials. During the third quarter of 2009, losses on natural gas basis differential contracts were $7.2 million, primarily due to lower differentials indicated by the forward commodity price curves as of September 30, 2009 compared to June 30, 2009.

Primarily as a result of the above transactions, our statement of operations for the third quarter of 2010 included total net losses on derivative activities of $9.1 million compared to total net losses on derivative activities of $3.9 million for the comparable period in 2009.

The effects of derivative activities on our results of operations and cash flows for the first nine months of 2010 and 2009 were as follows:

	Nine months ended September 30,
	2010		2009
(dollars in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)
Gain (loss) from oil and natural gas hedging activities:
Oil swaps	$(17,042)	$(5,504)	$14,115	$2,474
Natural gas swaps	1,189	—	6,245	—

Gain (loss) from oil and natural gas hedging activities:	$(15,853)	$(5,504)	$20,360	$2,474

Non-hedge derivative gains (losses):
Oil swaps and collars	$16,264	$(60)	$(19,745)	$6,363
Natural gas swaps and collars	8,672	38,045	11,424	30,141
Natural gas basis differential contracts	7,739	(8,005)	(15,081)	(1,480)
Derivative monetizations	193	7,097	(111,188)	111,874

Non-hedge derivative gains (losses)	$32,868	$37,077	$(134,590)	$146,898

Total gains (losses) from derivative activities:	$17,015	$31,573	$(114,230)	$149,372

We reclassified into earnings $17.0 million loss associated with oil derivatives for which hedge accounting has been discontinued, and we made payments on oil hedges of $5.5 million during the first nine months of 2010. In addition, due primarily to a decline in average NYMEX forward strip oil prices as of September 30, 2010 compared to December 31, 2009, we recognized a non-hedge gain on oil derivatives of $16.2 million during the first nine months of 2010. We reclassified into earnings a $14.5 million gain associated with oil derivatives for which hedge accounting had previously been discontinued, and we received payments on oil hedges of $2.5 million during the first nine months of 2009. In addition, due primarily to an increase in average NYMEX forward strip oil prices as of September 30, 2009 compared to December 31, 2008, we recognized a non-hedge loss on oil derivatives of $13.4 million during the first nine months of 2009.

Due primarily to low natural gas prices prevalent during the period, we recognized a non-hedge gain on natural gas derivatives of $46.7 million during the first nine months of 2010. Due primarily to low natural gas prices prevalent during the period, combined with a decrease in average NYMEX forward strip gas prices as of September 30, 2009 compared to December 31, 2008, we recognized a non-hedge gain on natural gas derivatives of $41.6 million during the first nine months of 2009. In addition, during the first nine months of 2010 and 2009, respectively, we reclassified into earnings gains of $1.2 million and $6.2 million that were associated with derivatives for which hedge accounting was discontinued in 2008.

During the first nine months of 2010, losses on natural gas basis differential contracts were $0.3 million, primarily due to low basis differentials prevalent during the period, partially offset by lower average contractual prices and higher differentials indicated by the forward commodity price curves as of September 30, 2010 compared to December 31, 2009. During the first nine months of 2009, losses on natural gas basis differential contracts were $16.6 million, primarily due to lower differentials indicated by the forward commodity price curves as of September 30, 2009 compared to December 31, 2008.

During the first nine months of 2010, we unwound and monetized oil swaps and collars and natural gas collars with original settlement dates from April 2010 through December 2012 for net proceeds of $7.1 million, and we recognized gains of $7.3 million associated with these transactions. During the first nine months of 2009, we monetized natural gas swaps and oil swaps and collars with original settlement dates from May through October of 2009 and from January 2012 through December 2013, respectively, for total net proceeds of $111.9 million. As a result of these transactions, gains of $0.7 million were recognized in earnings during the first nine months of 2009, and gains of $81.9 million were deferred through other comprehensive income.

Primarily as a result of the above transactions, our statements of operations for the first nine months of 2010 and 2009 included total net gains on derivative activities of $48.6 million and $35.1 million, respectively.

Lease operating expenses

	Three months ended September 30,		Percent increase	Nine months ended September 30,		Percent increase
	2010	2009		2010	2009
Lease operating expenses (in thousands)	$28,466	$21,713	31.1%	$80,141	$72,876	10.0%

Lease operating expenses per Boe	$13.94	$11.16	24.9%	$13.45	$12.57	7.0%

Lease operating costs are sensitive to changes in demand for field equipment, services, and qualified operational personnel, which is driven by demand for oil and natural gas. However, the timing of changes in operating costs may lag behind changes in commodity prices.

During the third quarter of 2010, lease operating expenses increased $6.8 million, or $2.78 per Boe, compared to the third quarter of 2009, primarily due to our increased activity combined with the upward pressure on operating and service costs associated with the improvement in oil prices during the first nine months of 2010.

Lease operating expenses for the first nine months of 2010 increased $7.3 million, or $0.88 per Boe, from the first nine months of 2009, primarily due to our increased activity combined with the upward pressure on operating and service costs associated with the improvement in oil prices during the first nine months of 2010.

Production taxes (which include ad valorem taxes)

	Three months ended September 30,		Percent increase (decrease)	Nine months ended September 30,		Percent increase
	2010	2009		2010	2009
Production taxes (in thousands)	$5,533	$5,367	3.1%	$18,713	$14,168	32.1%

Production taxes per Boe	$2.71	$2.76	(1.8)%	$3.14	$2.44	28.7%

Production taxes generally change in proportion to oil and natural gas sales. The increase in production taxes during the third quarter of 2010 compared to the third quarter of 2009 was primarily due to the 20% increase in average realized prices combined with the 5% increase in sales volumes, partially offset by production tax credits received during the quarter. During the third quarter of 2010, we received production tax credits of $1.6 million for certain high cost gas wells, which caused our production tax expense per Boe for the third quarter of 2010 to decrease compared to the third quarter of 2009. The increase in production taxes during the first nine months of 2010 compared to the first nine months of 2009 was primarily due to the 43% increase in average realized prices combined with the 3% increase in sales volumes.

Depreciation, depletion and amortization (“DD&A”)

	Three months ended September 30,		Percent increase	Nine months ended September 30		Percent increase (decrease)
	2010	2009		2010	2009
DD&A (in thousands) :
Oil and natural gas properties	$23,994	$21,834	9.9%	$67,443	$71,540	(5.7)%
Property and equipment	2,374	2,174	9.2%	6,920	6,537	5.9%
Accretion of asset retirement obligation	826	739	11.8%	2,419	2,166	11.7%

Total DD&A	$27,194	$24,747	9.9%	$76,782	$80,243	(4.3)%

DD&A per Boe:
Oil and natural gas properties	$11.75	$11.22	4.7%	$11.32	$12.34	(8.3)%
Other fixed assets	1.57	1.50	4.7%	1.57	1.50	4.7%

Total DD&A per Boe	$13.32	$12.72	4.7%	$12.89	$13.84	(6.9)%

We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and costs, and thus our DD&A rate could change significantly in the future. DD&A on oil and natural gas properties increased $2.2 million in the third quarter of 2010 compared to the third quarter of 2009. The higher rate per equivalent unit of production and the increase in production increased DD&A by $1.1 and $1.1 million, respectively. Our DD&A rate per equivalent unit of production increased $0.53 to $11.75 per Boe primarily due to estimated higher future development costs for proved undeveloped reserves and higher cost reserve additions.

DD&A on oil and natural gas properties decreased $4.1 million in the first nine months of 2010 compared to the first nine months of 2009. The lower rate per equivalent unit of production reduced DD&A by $6.1 million, which was partially offset by a $2.0 million increase in DD&A caused by the increase in production. Our DD&A rate per equivalent unit of production decreased $1.02 to $11.32 per Boe primarily due to the increase in reserves resulting from higher commodity prices.

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

Our estimate of oil and natural gas reserves as of September 30, 2010 was prepared using an average price for oil and natural gas based upon the first day of each month for the prior twelve months as required by the SEC’s Modernization of Oil and Gas Reporting and the updated guidance of the Financial Accounting Standards Board (“FASB”) relating to Oil and Gas Reserve Estimation and Disclosures, which we adopted effective December 31, 2009. As of September 30, 2010, the cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties and no additional ceiling test impairment was recorded. The PV-10 value of our reserves was estimated based on average prices of $77.34 per Bbl of oil and $4.41 per Mcf of gas for the twelve months ended September 30, 2010. A decline in oil and natural gas prices subsequent to September 30, 2010 could result in additional ceiling test write downs in future periods. The amount of any future impairment is difficult to predict, and will depend on the average oil and natural gas prices during each period, the incremental proved reserves added during each period, and additional capital spent.

General and administrative expenses (“G&A”)

	Three months ended September 30		Percent	Nine months ended September 30		Percent
(dollars in thousands)	2010	2009	increase	2010	2009	increase
Gross G&A expenses	$11,518	$8,530	35.0%	$32,697	$26,359	24.0%
Capitalized exploration and development costs	(3,834)	(2,676)	43.3%	(10,702)	(8,231)	30.0%

Net G&A expenses	$7,684	$5,854	31.3%	$21,995	$18,128	21.3%

Average G&A cost per Boe	$3.76	$3.01	24.9%	$3.69	$3.13	17.9%

General and administrative expenses for the three and nine months ended September 30, 2010 increased by $0.75 per Boe and $0.56 per Boe, respectively, compared to the three and nine months ended September 30, 2009, primarily due to higher compensation costs caused by our heightened level of activity. G&A expenses for the three and nine months ended September 30, 2010 include stock-based compensation expense of $0.9 million and $1.8 million, respectively, of which $0.8 million and $1.6 million, respectively is associated with initial grants of restricted stock under the 2010 Plan that were awarded to certain employees beginning on April 12, 2010. G&A expenses for the three and nine months ended September 30, 2009 include stock-based compensation expense of $0.2 million and $0.8 million, respectively, associated with our Phantom Stock Plan.

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

As a result of the settlement, as of September 30, 2009, a $14.4 million receivable and a $4.4 million payable related to the litigation were eliminated, the escrow cash account was reclassified to operating cash, and we recorded a charge to expense of $2.9 million.

Interest expense

The following table presents interest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Revolver interest	$1,001	$6,583	$9,016	$20,355
8 1/2% Senior Notes, due 2015	7,124	7,105	21,360	21,304
8 7/8% Senior Notes, due 2017	7,421	7,403	22,249	22,194
9 7/8% Senior Notes, due 2020	1,518	—	1,518	—
Bank fees and other interest	1,405	1,380	6,653	3,802

Total interest expense	$18,469	$22,471	$60,796	$67,655

Average long-term borrowings	$893,390	$1,178,874	$970,087	$1,229,546

Total interest expense decreased by $4.0 million and $6.9 million, respectively, during the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, primarily due to decreased levels of borrowings. Bank fees and other interest for the nine months ended September 30, 2010 includes the $2.2 million write off of prepaid bank fees associated with our Seventh Restated Credit Agreement.

Production tax credits

During 2006, we purchased interests in two venture capital limited liability companies resulting in a total investment of $15.0 million. Our return on the investment was the receipt of $2 of Oklahoma tax credits for every $1 invested and was recouped from our Oklahoma production taxes. The investments were accounted for as a production tax benefit asset and were netted against tax credits realized in other income using the effective yield method over the expected recovery period. Other income for the three and nine months ended September 30, 2009 included Oklahoma production tax credits of $0 and $13.5 million, respectively. No such income was received during the first nine months of 2010, and this source of income will not be available in future periods.

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

There was no activity associated with these divisions in the first nine months of 2010. The operating results of these divisions for the first three and nine months of 2009 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below.

(dollars in thousands)	Three months ended September 30, 2009	Nine months ended September 30, 2009
Revenues	$865	$7,891
Operating expenses	(728)	(7,682)
Depreciation, depletion, and amortization	(80)	(483)
Gain on sale	—	9,004

Income before income taxes	57	8,730
Income tax expense	4	3,342

Income from discontinued operations	$53	$5,388

There were no assets held for sale or liabilities associated with discontinued operations as of September 30, 2010 or December 31, 2009.

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

We define adjusted EBITDA as net income (loss), adjusted to exclude (1) interest and other financing costs, net of capitalized interest, (2) income taxes, (3) depreciation, depletion and amortization, (4) unrealized (gain) loss on ineffective portion of hedges and reclassification adjustments, (5) non-cash change in fair value of non-hedge derivative instruments, (6) interest income, (7) deferred compensation expense, (8) gain or loss on disposed assets, and (9) impairment charges and other significant, unusual, non-cash charges. Through March 31, 2010, our calculation of adjusted EBITDA excluded any cash proceeds received from the monetization of derivatives with a scheduled maturity date more than 12 months following the date of such monetization, in accordance with the terms of our Seventh Restated Credit Agreement.

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

Beginning with the second quarter of 2010, we have changed our calculation of adjusted EBITDA to include cash proceeds received from the monetization of derivatives with a scheduled maturity date more than 12 months following the date of such monetization, to the extent permitted by the First Amendment to our Eighth Restated Credit Agreement. However, we have not changed our calculation of adjusted EBITDA to exclude approximately $2.3 million of one-time cash expenses associated with our financing transactions. As a result of the permitted exclusion of these expenses, our Consolidated EBITDAX as calculated for covenant compliance purposes is higher than our adjusted EBITDA for the nine months ended September 30, 2010.

The following table provides a reconciliation of our net income (loss) to adjusted EBITDA for the specified periods:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2010	2009	2010	2009
Net income (loss)	$879	$(4,386)	$51,221	$(146,934)
Interest expense	18,469	22,471	60,796	67,655
Income tax expense (benefit)	981	(1,565)	33,390	(90,743)
Depreciation, depletion, and amortization	27,194	24,827	76,782	80,726
Unrealized (gain) loss on ineffective portion of hedges and reclassification adjustments	8,166	(1,601)	15,853	(20,360)
Non-cash change in fair value of non-hedge derivative instruments	12,292	19,432	(42,286)	134,590
Proceeds from monetization of derivatives with a scheduled maturity date more than 12 months from the monetization date excluded from EBITDA	—	—	—	(102,352)
Proceeds from monetization of derivatives with a scheduled maturity date more than 12 months from the monetization date included in EBITDA	—	—	9,418	—
Interest income	4	(65)	(108)	(237)
Stock-based compensation expense	911	196	1,778	827
Gain on disposed assets	(114)	(5)	(188)	(9,010)
Loss on impairment of oil and gas properties	—	—	—	240,790
Loss on litigation settlement	—	—	—	2,928

Adjusted EBITDA	$68,782	$59,304	$206,656	$157,880

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

Oil and natural gas prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our Credit Agreement and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our production for the first nine months of 2010, our gross revenues from oil and gas sales would change approximately $1.8 million for each $0.10 change in natural gas prices and $3.0 million for each $1.00 change in oil prices.

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

Derivative positions are adjusted in response to changes in prices and market conditions as part of an ongoing dynamic process. We review our derivative positions continuously and if future market conditions change, we may execute a cash settlement with our counterparty, restructure the position, or enter into a new swap that effectively reverses the current position (a counter-swap). The factors we consider in closing or restructuring a position before the settlement date are identical to those we reviewed when deciding to enter into the original derivative position.

Our outstanding oil and gas derivative instruments as of September 30, 2010, are summarized below:

	Crude oil swaps		Crude oil collars
	Volume MBbl	Weighted average fixed price to be received	Volume MBbl	Weighted average range	Percent of PDP Production(1)
4Q 2010	633	$74.65	60	$110.00 -$168.55	72.1%
1Q 2011	648	72.38	21	110.00 - 153.00	72.2%
2Q 2011	639	72.46	21	110.00 - 153.00	73.8%
3Q 2011	619	71.89	21	110.00 - 153.00	73.7%
4Q 2011	609	71.52	21	110.00 - 153.00	74.2%

	3,148		144

	Natural gas swaps		Natural gas collars
	Volume Bbtu	Weighted average fixed price to be received	Volume Bbtu	Weighted average range	Percent of PDP Production(1)
4Q 2010	3,450	$7.55	450	$10.00 -$11.67	61.8%
1Q 2011	3,150	7.66	—	—	54.5%
2Q 2011	3,000	6.86	—	—	55.4%
3Q 2011	3,000	7.03	—	—	58.3%
4Q 2011	3,000	7.39	—	—	61.0%

	15,600		450

	Natural gas basis protection swaps
	Volume Bbtu	Weighted average fixed price to be paid
4Q 2010	4,350	$0.70
1Q 2011	4,200	0.73
2Q 2011	3,860	0.64
3Q 2011	3,720	0.64
4Q 2011	3,610	0.65
1Q 2012	1,800	0.30
2Q 2012	1,800	0.30
3Q 2012	1,800	0.30
4Q 2012	1,800	0.30

	26,940

(1)	Based on our most recent internally estimated PDP production for such periods.

Subsequent to September 30, 2010, we entered into additional oil swaps for 827 MBbls for the periods of January 2011 through December 2012 with a weighted average price of $89.68 and additional basis swaps for 1,200 Bbtu for the periods of January 2012 through December 2012 with a weighted average fixed price to be paid of $0.34.

Interest rates. There were no outstanding borrowings under our Credit Agreement as of September 30, 2010. We may designate borrowings under our Credit Agreement as either ABR loans or Eurodollar loans. ABR loans bear interest at a fluctuating rate that is linked to the greater of (1) the Prime Rate, as defined in our Credit Agreement, (2) the Federal Funds Effective Rate, as defined in the Credit Agreement, plus  1/2 of 1%, or (3) the Adjusted LIBO rate, as defined in our Credit Agreement, plus 1%. Eurodollar loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $375.0 million, equal to our borrowing base, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $3.8 million.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

4.1*	Indenture dated September 16, 2010, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s current Report on form 8-K (SEC File No. 333-134748) filed on September 16, 2010.)

4.2*	Form of 9 7/8% Senior Note due 2020 (included in Exhibit 4.1). (Incorporated by reference to Exhibit 4.2 of the Company’s current Report on form 8-K (SEC File No. 333-134748) filed on September 16, 2010.)

10.1*	Purchase Agreement dated as of September 13, 2010, by and among Chaparral Energy, Inc. and certain of its subsidiaries named therein, and J.P. Morgan Securities LLC, as representative of the several Initial Purchasers named therein. (Incorporated by reference to Exhibit 10.1 of the Company’s current Report on form 8-K (SEC File No. 333-134748) filed on September 16, 2010.)

10.2*	Registration Rights Agreement dated September 16, 2010, among Chaparral Energy, Inc., the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s current Report on form 8-K (SEC File No. 333-134748) filed on September 16, 2010.)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPARRAL ENERGY, INC.

By:	/s/ Mark A. Fischer
Name:	Mark A. Fischer
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph O. Evans
Name:	Joseph O. Evans
Title:	Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

Date: November 11, 2010

EXHIBIT INDEX

Exhibit No.	Description

4.1*	Indenture dated September 16, 2010, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s current Report on form 8-K (SEC File No. 333-134748) filed on September 16, 2010.)

4.2*	Form of 9 7/8% Senior Note due 2020 (included in Exhibit 4.1). (Incorporated by reference to Exhibit 4.2 of the Company’s current Report on form 8-K (SEC File No. 333-134748) filed on September 16, 2010.)

10.1*	Purchase Agreement dated as of September 13, 2010, by and among Chaparral Energy, Inc. and certain of its subsidiaries named therein, and J.P. Morgan Securities LLC, as representative of the several Initial Purchasers named therein. (Incorporated by reference to Exhibit 10.1 of the Company’s current Report on form 8-K (SEC File No. 333-134748) filed on September 16, 2010.)

10.2*	Registration Rights Agreement dated September 16, 2010, among Chaparral Energy, Inc., the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s current Report on form 8-K (SEC File No. 333-134748) filed on September 16, 2010.)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference