Form 10-K
period 2010-12-31
Chaparral Energy, Inc.
filed 2011-03-29
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

1,410,235 shares of the registrant’s common stock were outstanding as of March 29, 2011.

CHAPARRAL ENERGY, INC.

CAUTIONARY NOTE

REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements that constitute forward-looking statements within the meaning of the federal securities law. These statements are subject to risks and uncertainties. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flow, pending legal and regulatory proceedings and claims, including environmental matters, future economic performance, operating income, cost savings, management’s plans, strategies, goals and objectives for future operations and growth. These forward-looking statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” “seek,” “project,” “plan” or similar expressions. Any statement that is not an historical fact is a forward-looking statement. It should be understood that these forward-looking statements are necessarily estimates reflecting the best judgment of senior management, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements in this report may include, for example, statements about:

•	fluctuations in demand or the prices received for oil and natural gas;

•	the amount, nature and timing of capital expenditures;

•	drilling, completion and performance of wells;

•	competition and government regulations;

•	timing and amount of future production of oil and natural gas;

•	costs of exploiting and developing properties and conducting other operations, in the aggregate and on a per-unit equivalent basis;

•	increases in proved reserves;

•	operating costs and other expenses;

•	cash flow and anticipated liquidity;

•	estimates of proved reserves;

•	exploitation of property acquisitions; and

•	marketing of oil and natural gas.

These forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In addition to the risk factors described under the heading “Risk factors,” the factors include:

•	the significant amount of our debt;

•	worldwide supply of and demand for oil and natural gas;

•	volatility and declines in oil and natural gas prices;

•	drilling plans (including scheduled and budgeted wells);

•	the number, timing or results of any wells;

•	changes in wells operated and in reserve estimates;

•	supply of CO2;

•	future growth and expansion;

•	future exploration;

•	integration of existing and new technologies into operations;

•	future capital expenditures (or funding thereof) and working capital;

•	borrowings and capital resources and liquidity;

•	changes in strategy and business discipline;

•	future tax matters;

•	any loss of key personnel;

•	future seismic data (including timing and results);

•	the plans for timing, interpretation and results of new or existing seismic surveys or seismic data;

•	geopolitical events affecting oil and natural gas prices;

•	outcome, effects or timing of legal proceedings;

•	the effect of litigation and contingencies;

•	the ability to generate additional prospects; and

•

the ability to successfully complete merger, acquisition or divestiture plans, regulatory or other limitations imposed as a result of a merger, acquisition or divestiture, and the success of the business following a merger, acquisition or divestiture.

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

Glossary of terms

The terms defined in this section are used throughout this Form 10-K:

Bbl	One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to crude oil, condensate or natural gas liquids.

BBtu	One billion British thermal units.

Bcf	One billion cubic feet of natural gas.

Btu	British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

Basin	A large natural depression on the earth’s surface in which sediments generally brought by water accumulate.

Boe	Barrels of oil equivalent using the ratio of six thousand cubic feet of natural gas to one barrel of oil.

Boe/d	Barrels of oil equivalent per day.

Enhanced oil recovery (EOR)	The use of any improved recovery method, including injection of CO2 or polymer, to remove additional oil after secondary recovery.

Field	An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

Horizontal drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval.

Infill wells	Wells drilled into the same pool as known producing wells so that oil or natural gas does not have to travel as far through the formation.

MBbls	One thousand barrels of crude oil, condensate, or natural gas liquids.

MBoe	One thousand barrels of crude oil equivalent.

Mcf	One thousand cubic feet of natural gas.

MMBbls	One million barrels of crude oil, condensate, or natural gas liquids.

MMBoe	One million barrels of crude oil equivalent.

MMBtu	One million British thermal units.

MMcf	One million cubic feet of natural gas.

MMcf/d	Millions of cubic feet per day.

NYMEX	The New York Mercantile Exchange.

Net acres	The percentage of total acres an owner has out of a particular number of acres, or in a specified tract. An owner who has a 50% interest in 100 acres owns 50 net acres.

PDP	Proved developed producing.

Play	A term describing an area of land following the identification by geologists and geophysicists of reservoirs with potential oil and natural gas reserves.

PV-10 value	When used with respect to oil and natural gas reserves, PV-10 value means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, excluding escalations of prices and costs based upon future conditions, before income taxes, and without giving effect to non-property-related expenses, discounted to a present value using an annual discount rate of 10%.

Proved developed reserves	Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods, or in which the cost of the required equipment is relatively minor compared to the cost of a new well.

Proved reserves	The quantities of oil and gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain.

Proved undeveloped reserves	Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

Sand	A geological term for a formation beneath the surface of the earth from which hydrocarbons are produced. Its make-up is sufficiently homogeneous to differentiate it from other formations.

SEC	The Securities and Exchange Commission.

Secondary recovery	The recovery of oil and natural gas through the injection of liquids or gases into the reservoir, supplementing its natural energy. Secondary recovery methods are often applied when production slows due to depletion of the natural pressure.

Seismic survey	Also known as a seismograph survey, it is a survey of an area by means of an instrument which records the vibrations of the earth. By recording the time interval between the source of the shock wave and the reflected or refracted shock waves from various formations, geophysicists are able to define the underground configurations.

Spacing	The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies.

Unit	The joining of all or substantially all interests in a reservoir or field, rather than a single tract, to provide for development and operation without regard to separate property interests. Also, the area covered by a unitization agreement.

Waterflood	The injection of water into an oil reservoir to “push” additional oil out of the reservoir rock and into the wellbores of producing wells. Typically a secondary recovery process.

Wellbore	The hole drilled by the bit that is equipped for oil or natural gas production on a completed well. Also called well or borehole.

Working interest	The right granted to the lessee of a property to explore for and to produce and own oil, natural gas, or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

Zone	A layer of rock which has distinct characteristics that differ from nearby layers of rock.

PART I

Unless the context requires otherwise, references in this annual report to the “Company”, “we”, “our”, “ours” and “us” refer to Chaparral Energy, Inc. and its subsidiaries on a consolidated basis. We have provided definitions of terms commonly used in the oil and natural gas industry in the “Glossary of terms” at the beginning of this annual report.

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Overview

We are an independent oil and natural gas company engaged in the production, exploitation, and acquisition of oil and natural gas properties. Since our inception in 1988, we have increased reserves and production primarily through property acquisitions and development activities. In 2010, we reorganized our oil and natural gas assets into enhanced oil recovery (“EOR”) project areas and non-EOR (“conventional”) productive basins. Our primary areas of operation using conventional recovery methods are the Anadarko Basin Area, Central Oklahoma Area, and the Permian Basin Area. We maintain a portfolio of proved and unproved reserves, development and exploratory drilling opportunities, and EOR projects.

As of December 31, 2010, we had estimated proved reserves of 149.3 MMBoe, including EOR reserves of 30.5 MMBoe, with a PV-10 value of approximately $1.8 billion. Our reserves were 66% proved developed and 63% crude oil. For the year ended December 31, 2010, our average daily production was 22.1 MBoe, our estimated reserve life was approximately 19 years, and our oil and natural gas revenues were $408.6 million. We set forth our definition of PV-10 value (a non-GAAP measure) and a reconciliation of the standardized measure of discounted future net cash flows to PV-10 value on page 24.

From 2005 to 2010, our proved reserves and production grew at a compounded annual growth rate of 6% and 11%, respectively. During this period, we have grown primarily through a combination of developmental drilling and a disciplined strategy of acquiring proved oil and natural gas reserves, followed by exploitation activities and the acquisition of additional interests in or near these acquired properties. We typically pursue properties in the second half of their life with stable production, shallow decline rates and with particular producing trends and characteristics indicative of production or reserve enhancement opportunities. In 1993, we began acquiring properties with CO2 EOR potential, and we have initiated CO2 injection in 11 of these units to date. In 2005 and 2006, we completed two larger acquisitions of $152.9 million and $480.5 million, respectively, of oil and natural gas properties which contained substantial CO2 EOR potential and complemented our existing property base. We currently expect our future growth to continue through a combination of developmental drilling, exploitation projects, and acquisitions, complemented by a modest amount of exploration activities.

For the year ended December 31, 2010, we made capital investments in oil and natural gas properties of $327.3 million, including $248.1 million for conventional drilling and development, $37.7 million for EOR drilling and development, and $41.5 million for acquisitions. The majority of our capital investments for conventional drilling in 2010 were allocated to our Anadarko Basin and Permian Basin Areas. The wells we drill in these Areas are primarily infill or single step-out wells, which are characterized as lower-risk.

During 2010, we expended a significant portion of the proceeds from our sale of stock to CCMP (discussed below) for our oil and natural gas properties. We have accordingly reduced our capital expenditure budget for 2011 to $250.0 million. Our 2011 capital budget allocates $157.0 million to conventional oil and gas exploration and production activities. The remaining $93.0 million, or 37%, of the capital budget is allocated to the development of our EOR assets, and represents a substantial increase in capital being directed toward development of EOR assets. The increased focus on EOR reduces near term growth opportunities but enhances longer term growth and is consistent with our strategy of driving near term growth with developmental drilling and long term growth through EOR development.

Recent Capital Transactions

On April 12, 2010, we sold 475,043 shares of our common stock to CCMP Capital Investors II (AV-2), L.P., CCMP Energy I LTD., and CCMP Capital Investors (Cayman) II, L.P. (collectively, “CCMP”) for a purchase price of $325.0 million. Fees and other expenses of the transaction were $11.8 million. In connection with the closing of the sale, we entered into and closed our senior secured revolving credit facility, which had an initial borrowing base of $450.0 million, is collateralized by our oil and natural gas properties, and is scheduled to mature on April 12, 2014. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under our senior secured revolving credit facility, to repay the amounts owing under our prior credit facility.

CCMP Capital Advisors, LLC, is a global private equity firm specializing in buyouts and growth equity investments in companies ranging from $500.0 million to more than $3.0 billion in size. CCMP Capital focuses on four primary industries: Consumer/Retail and Media; Industrial; Energy; and Healthcare. Selected investments under management include: ARAMARK Corporation, Chaparral Energy, Edwards Limited, Francesca’s Collections, Generac Power Systems, Infogroup, Jetro Holdings, LHP Hospital Group, and Warner Chilcott. CCMP Capital’s founders have invested over $13.0 billion since 1984. CCMP Capital’s latest fund, CCMP Capital Investors II, L.P., closed in September 2007 with commitments of approximately $3.4 billion.

CCMP Capital has offices in New York, Houston and London. CCMP Capital’s founders have invested approximately $1.3 billion in energy companies over 20 years in subsectors including: exploration and production, power generation, renewable energy, and services. Christopher Behrens and Karl Kurz lead CCMP Capital’s energy investing efforts. Selected investments include: Chaparral Energy, Northern Border Partners LP, Bill Barrett Corporation, Encore Acquisition Company, Vetco International, Carrizo Oil & Gas, and Latigo Petroleum.

On September 16, 2010, we issued $300.0 million aggregate principal amount of 9.875% Senior Notes maturing on October 1, 2020. We used the net proceeds from the 9.875% Senior Notes to pay down outstanding amounts under our senior secured revolving credit facility and for working capital. As a result of the issuance of our 9.875% Senior Notes, the borrowing base under our senior secured revolving credit facility was reduced from $450.0 million to $375.0 million. As of March 29, 2011, we had $374.1 million of availability under our senior secured revolving credit facility.

On February 22, 2011, we issued $400.0 million aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes due 2015, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes.

Business Strategy

We seek to grow reserves and production profitably through a balanced mix of developmental drilling, enhancements, acquisitions, EOR projects, and a modest number of exploration projects. From 2005 to 2010, we have grown proved reserves and production by a compounded annual growth rate of 6% and 11%, respectively, through a combination of drilling and acquisition success. Our reserve replacement ratio, which reflects our reserve additions from acquisitions, extensions and discoveries, and improved recoveries in a given period stated as a percentage of our production in the same period, has averaged 451% per year from 2005 through 2010. We replaced approximately 247% of our production in 2010.

As part of our strategy to grow reserves and production profitably, we seek to serve as operator of the wells in which we own a significant interest. As operator, we are better positioned to control the (1) timing and plans for future enhancement and exploitation efforts; (2) costs of enhancing, drilling, completing and producing the wells; and (3) marketing negotiations for our oil and natural gas production to maximize both volumes and wellhead price. As of December 31, 2010, we operated properties comprising approximately 86% of our proved reserves. We also strive to minimize commodity price risk through a conservative financial hedging program. The principal elements of our strategy are described further below.

Continue lower-risk drilling program. During the year ended December 31, 2010, we spent approximately $222.8 million on drilling. A majority of our drilling capital in 2010 was invested in our Anadarko Basin and Permian Basin Areas. The wells we drill in these Areas are generally infill or single step-out wells, which are characterized as lower risk. Our drilling expenditures represented approximately 68% of our total capital expenditures for oil and natural gas properties and approximately 56% of our increase in reserves related to purchases of minerals in place, extensions and discoveries, and improved recoveries for 2010.

Based on SEC pricing for the year ended December 31, 2010, we had an inventory of 1,169 proved undeveloped drilling locations, as shown in the following table:

Identified proved undeveloped drilling locations
Enhanced Oil Recovery Project Areas	435
Anadarko Basin Area	225
Central Oklahoma Area	287
Permian Basin Area	66
Other	156

Total	1,169

Identified drilling locations represent total gross drilling locations identified by our management as an estimation of our multi-year drilling activities on existing acreage. We currently plan to spend a total of approximately $150.0 million, or approximately 60% of our capital expenditures, on drilling in 2011. As more fully discussed in the section “Risk factors,” our actual drilling activities may change depending on the availability of financing and capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs, drilling results and other factors.

Acquire long-lived properties with enhancement opportunities. We continually evaluate acquisition opportunities and expect that they will continue to play a role in increasing our reserve base and future drilling inventory. We have a dedicated team that conducts due diligence with reserve engineering on a well-by-well basis to determine whether assets under consideration meet our acquisition criteria. We typically target properties where we can identify enhancements that we believe will increase production rates and extend the producing life of the well. The large number of acquisition opportunities we review allows us to be selective and focus on properties that we believe have the most potential for value enhancement. During the year ended December 31, 2010, we made approximately $32.5 million of proved reserve acquisitions. These acquisition capital expenditures represented approximately 10% of our total capital expenditures for oil and natural gas properties and approximately 21% of our increase in reserves related to purchases of minerals in place, extensions and discoveries, and improved recoveries for 2010. We have budgeted $5.0 million, or 2% of our total capital expenditures, for acquisitions in 2011 and we continue to consider individual field acquisitions that would complement our existing property base and EOR activities.

Apply technical expertise to enhance mature properties. Once we acquire a property and become the operator, we seek to maximize production and economic value through enhancement techniques and the reduction of operating costs. We have built our business around a strong engineering team with expertise in the areas where we operate. We believe retaining our own field staff and operating offices close to our properties allows us to maintain tight control over our operations. We have 26 field offices in Oklahoma, Texas, Kansas and Louisiana. Our personnel possess a high degree of expertise in working with lower pressure or depleted reservoirs and, as a result, are able to identify enhancement opportunities with low capital requirements such as installing a plunger lift, pumping unit or compressor, as well as returning inactive wells to production by repairing various mechanical problems. Minimal amounts of investment have significantly enhanced the value of many of our properties. As of December 31, 2010, our reserve report included 874 shut-in and behind-pipe enhancement projects requiring total estimated capital expenditures of $80.8 million over the life of the reserves.

Expand EOR activities. We define EOR activities as activities on properties that have proved EOR reserves, ongoing EOR operations, or that have an approved authorization for expenditure for EOR operations. We expect to increase our spending and emphasis on CO2 EOR projects in upcoming years. CO2 used in EOR is an efficient method of producing crude oil. CO2 EOR involves the injection of CO2, which mixes with the remaining oil in place in the producing reservoir, followed by the injection of water in cycles to drive the oil to producing wells. Since we commenced CO2 injection in the Camrick Unit in 2001, we have gradually increased our emphasis on EOR operations. Beginning in 2010, we have further heightened our focus on this aspect of our business. During the past decade, we have learned a significant amount about the production of CO2, transportation of CO2, and EOR operations. Our EOR operations accounted for approximately 7% of our 2010 production and approximately 20% of our proved reserves at December 31, 2010. Approximately 37% of our 2011 planned capital expenditures are related to our EOR operations. We believe CO2-based EOR has many advantages, including: (1) it has a lower risk since we are working in fields that have substantial production histories and other historic data; (2) it provides a reasonable rate of return even at relatively low oil prices; and (3) we have limited competition for this type of activity in our primary EOR project areas.

Our active EOR projects are located in the Burbank area of northeast Oklahoma (“Burbank”), the Panhandle areas of Oklahoma and Texas (“Panhandle”), and Central Oklahoma (“Central Oklahoma”). We have also identified and own several high potential projects in the West Texas and Southeast New Mexico area (“Permian Area”), and have a small ownership interest in one outside-operated active EOR property in this area. We currently have a total of 82 properties that we are analyzing in regard to their CO2 EOR potential. To support our existing CO2 EOR projects, we have CO2 supply agreements in place in the Panhandle and Central Oklahoma, and have developed a CO2 pipeline infrastructure system with ownership interests in 405 miles of CO2 pipelines, of which more than 325 miles are currently active. All of the CO2 injected in our operated EOR units is anthropogenic (man-made) CO2 which is captured from three different sources. We believe we are one of the few CO2 EOR producers that uses exclusively anthropogenic CO2.

As of December 31, 2010, our active EOR projects include 11 units where CO2 EOR recovery methods are used and one EOR project at our North Burbank Unit where polymer EOR is utilized. We plan to continue the polymer EOR program and introduce CO2 injection into the North Burbank Unit after acquiring a source of CO2 in the area. During 2010, we spent $37.7 million, including $16.7 million classified as exploration costs, on the development of our EOR assets, and we have budgeted $93.0 million for development of our EOR assets in 2011.

Maintain an experienced management team and strong investor support. Mark Fischer, our Chief Executive Officer and founder, has operated in the oil and natural gas industry for 39 years after starting his career at Exxon Mobil Corporation as a petroleum engineer. Joe Evans, our Chief Financial Officer, has over 34 years of experience in the oil and natural gas industry. Earl Reynolds, who became our Chief Operating Officer in February 2011, has 27 years of oil and natural gas production experience. Individuals in our 19-person management team have an average of over 30 years of experience in the oil and natural gas industry.

CCMP Capital is a leading global private equity firm with a 20-year history investing approximately $1.3 billion in energy. As part of the CCMP transaction, CCMP Managing Directors Chris Behrens and Karl Kurz joined our board of directors. Mr. Behrens has worked in private equity for sixteen years and co-leads CCMP Capital’s energy investment activities with Mr. Kurz. Mr. Kurz was chief operating officer of Anadarko Petroleum Corporation where he oversaw the company’s global exploration and production, marketing, midstream, land, technology and services and was a member of the company’s executive committee from 2004 to 2009.

Hedge production to stabilize cash flow. Our long-lived reserves provide us with relatively predictable production. To protect cash flows that we use for on-going operations, for capital investments, and to lock in returns on acquisitions, we enter into commodity price swaps, costless collars, and basis protection swaps. Derivative positions are adjusted in response to changes in prices and market conditions as part of an ongoing dynamic process. As of December 31, 2010, we had derivative contracts in place for approximately 61% and 52%, respectively, of our most recent internally estimated proved developed oil and natural gas production through 2012. For the years ended December 31, 2010 and 2009, we received net derivative settlements of $40.0 million and $157.9 million, respectively, which included proceeds from early derivative monetizations of $7.1 million and $111.9 million, respectively. While our derivative activities protect our cash flows during periods of commodity price declines, we paid net derivative settlements of $51.6 million, after proceeds from early derivative monetizations of $32.6 million, through a period of increasing commodity prices during the year ended December 31, 2008.

Properties

The following table presents our proved reserves and PV-10 value as of December 31, 2010 and average daily production for the year ended December 31, 2010, by our areas of operation. Reserves as of December 31, 2010 were estimated using SEC pricing, which was $79.43 per Bbl of oil and $4.38 per Mcf of gas.

	Proved reserves as of December 31, 2010					Average daily production (MBoe per day) Year ended December 31, 2010
	Oil (MBbls)	Natural gas (MMcf)	Total (MBoe)	Percent of total MBoe	PV-10 value ($MM)
Enhanced Oil Recovery Project Areas	45,242	462	45,319	30.4%	$556.6	3.0
Anadarko Basin Area	7,136	156,114	33,155	22.2%	312.8	6.9
Central Oklahoma Area	24,621	46,770	32,416	21.7%	474.3	5.3
Permian Basin Area	8,605	66,222	19,642	13.2%	210.3	4.1
Other	7,808	65,652	18,750	12.5%	216.1	2.8

Total	93,412	335,220	149,282	100.0%	$1,770.1	22.1

Our properties have relatively long reserve lives and highly predictable production profiles. In general, these properties have extensive production histories and production enhancement opportunities. As of December 31, 2010, we owned interests in 8,725 gross (3,000 net) producing wells and we operated wells representing approximately 86% of our proved reserves. The high proportion of reserves in our operated properties allows us to exercise more control over expenses, capital allocations and the timing of development and exploitation activities in our fields.

Enhanced Oil Recovery Project Areas

Our EOR project areas include both EOR activities and ongoing conventional activities, as reflected in the following table:

As of and for the year ended December 31, 2010	EOR	Conventional	Total for EOR Project Areas
Reserves (MBoe)	30,474	14,845	45,319
Production (Boe/d)	1,444	1,513	2,957
Drilling and enhancements (in thousands)	$37,667	$7,855	$45,522

We have been actively implementing and managing CO2 EOR in the Panhandle Area and in Central Oklahoma since 2001. We have CO2 supply agreements in place in the Panhandle and Central Oklahoma, and we have built and/or expanded CO2 pipelines to reach our various field locations in those Areas. Arrangements to secure additional sources of CO2 for potential future projects are currently in process. The U.S. Department of Energy-Office of Fossil Energy provided a report in February 2006 estimating that significant oil reserves could be economically recovered in Oklahoma and Texas through CO2 EOR processes. With our infrastructure, we believe that we will be well positioned to participate in the exploitation of those reserves.

CO2 miscible flooding is implemented and managed as a closed system consisting of the reservoir and surface piping. The physical material balance of the system means that the CO2 is produced and recycled many times once it has been injected. Combined with the incoming purchased CO2 supply, the recycled CO2 supply allows us to systematically develop additional flood patterns in contiguous acreage to the active patterns. If larger volumes of CO2 are available, projects can be developed on shorter timelines, while a more limited supply dictates a prolonged expansion timeline. Due to the size of our EOR projects, the fixed rate of CO2 availability which is secured for the long-term period, and the limitation of third party services, we expect the development of our EOR projects will extend beyond five years. Our significant active EOR projects are discussed below.

North Burbank Unit—Burbank Area. As of December 31, 2010, the North Burbank Unit, which is our largest property, accounted for 28.8 MMBoe, or 19% of our proved reserves, including 14.2 MMBoe of proved undeveloped EOR reserves. The producing zones are the Red Fork and Bartlesville formations and occur at a depth of approximately 3,000 feet. We own a 99% working interest in and are also the operator of this Unit. Our net production from this Unit increased by 3% to approximately 1,395 Boe/d in 2010 from 1,350 Boe/d in 2009. As of December 31, 2010, we had 282 producing wells, 216 active service wells, and 463 temporarily abandoned wells in this unit. Upside potential exists in restoring a majority of the temporarily abandoned wells to production and in expanding the polymer injection EOR program that Phillips Petroleum Company instituted during the early 1980’s in their “Block A” polymer project that originally covered 1,440 acres. Production increased from 500 Bbls of oil per day to 1,200 Bbls of oil per day in this original project area as a result of the Phillips polymer injection program. The Phillips project was shut down in 1986 due to low oil prices.

In December 2007, we expanded a polymer flood into the Phase I area of the North Burbank Unit, which consists of 485 acres adjacent to Block A on a 19-well pattern. During 2010, we completed a review of this project, and the results of this review confirm that injection of polymer is successful in recovering commercial quantities of tertiary oil from the North Burbank Unit. Production has increased in this pilot area from approximately 90 (78 net) Bbls of oil per day in 2008 to approximately 154 (134 net) Bbls of oil per day during 2010. Our review also indicated that additional oil recovery may be obtained with additional volumes of polymer injected into the Phase I area. We will be implementing this additional injection into the Phase I area as a pilot project during 2011.

We are continuing to expand this polymer flood from the Phase I area into the Phase II area. Under current plans, this Phase II area will be developed throughout 2011 and 2012, with development of the remaining phases in the following years. Due to the size of the North Burbank Unit and the limitation of available fresh water and third party services, we believe this development program will be an ongoing project. We also plan to introduce CO2 injection into this Unit, as we believe that this field may have additional upside with the injection of CO2. To that end, on March 24, 2011, we signed a contract to purchase up to 100% of CO2 emissions from an existing nitrogen fertilizer plant that produces approximately 40 MMcf/d of CO2. After construction of compression facilities and an approximately 70-mile pipeline, we expect to begin CO2 injection into the North Burbank Unit. The contract requires us to begin purchasing CO2 for injection no later than July 2013.

During 2010, we invested $8.0 million in the North Burbank Unit to drill five service wells, return 24 production and injection wells to service, and complete associated service facilities work. Approximately $35.0 million of our capital expenditures budget for 2011 has been allocated for EOR operations in the Burbank Area.

Camrick Area Units—Panhandle Area. As of December 31, 2010, the Camrick Area Units accounted for 8.8 MMBoe, or 6% of our proved reserves, substantially all of which are considered EOR reserves. Approximately 4.7 MMBoe of the proved reserves in this area are undeveloped. The Camrick Area Units consist of three units, which we operate: the Camrick Unit, where we began CO2 injection in 2001; the North Perryton Unit, where we began CO2 injection in 2006; and the NW Camrick Unit, which will be initiated as recycled CO2 volumes become available from the other two Units. Currently, CO2 injection operations are continuing in the Phase I and II areas of the Camrick Unit and within the North Perryton Unit. CO2 injection has improved production in these units from approximately 153 (74 net) Bbls of oil per day from 18 wells during 2000 to approximately 1,635 (845 net) Bbls of oil per day during 2010. We plan to continue expansion of CO2 injection operations across all three units. As of December 31, 2010, we had 61 producing wells, 44 active water injection wells, and 46 temporarily abandoned wells in this area. During the third quarter of 2010, we acquired an additional 6% working interest in these three units, thereby increasing our average working interest to 60%. Our net production from this area increased 32% to 902 Boe/d in 2010 compared to 685 Boe/d in 2009.

We have a long-term contract to purchase up to approximately 20 MMcf/d of CO2 produced at an existing nitrogen fertilizer plant. We own 100% of and operate the 74-mile Borger CO2 Pipeline, which transports CO2 from the fertilizer plant to the Camrick Area Units. As of December 31, 2010, we were injecting a combined 24 MMcf/d of purchased and recycled CO2 in this area.

Our total investment in the Camrick Area Units during 2010, including the acquisition of additional interest, the purchase of CO2 for injection, the drilling and completion of three production and injection wells, and general well work, was $17.5 million. We have allocated approximately $17.0 million of our capital expenditures budget for 2011 to this area for continued purchase of CO2, drilling and completions, compression expansion, electrical upgrade, and remedial well work.

Farnsworth Unit—Panhandle Area. The Farnsworth Unit, which lies to the southeast of and is analogous to the Camrick Area Units, accounted for 4.5 MMBoe, or 3% of our proved reserves, at December 31, 2010. All of the reserves in this Unit, which includes 3.7 MMBoe of proved undeveloped reserves, are considered EOR reserves as of December 31, 2010. We acquired a 99% working interest in the Farnsworth Unit in November 2009 and we began CO2 injection in December 2010. As of December 31, 2010, we had 20 producing wells, 8 active water and CO2 injection wells, and 50 temporarily abandoned wells in the Unit. Our net production from this Unit, all of which was conventional, was 107 Boe/d in 2010 compared to 13 Boe/d in 2009.

We have a long-term contract to purchase up to approximately 15 MMcf/d of CO2 produced at the Arkalon ethanol plant near Liberal, Kansas. We have installed compression and purification facilities that are capturing approximately nine MMcf/d of CO2 from this plant as of December 31, 2010. We own 100% of and operate the 95-mile TexOk CO2 Pipeline that includes a CO2 pipeline located between Liberal, Kansas and Spearman, Texas. During 2010, we built a 14-mile pipeline extension through the Farnsworth Unit, connecting the TexOk CO2 Pipeline and the Borger CO2 Pipeline to allow flexibility in delivering CO2 to the Farnsworth Unit. We completed the final tie-in of this extension in the first quarter of 2011. As of December 31, 2010, we were injecting approximately eight MMcf/d of purchased CO2 in the Farnsworth Unit.

Our total investment in the Farnsworth Unit during 2010, including the construction of the pipeline extensions and general well work, was $4.6 million. We have allocated approximately $27.0 million of our capital expenditures budget for 2011 to this Unit for the continued development of the CO2 project and related field facilities.

Other EOR Activities. Our EOR operations in the Central Oklahoma Area also include our three East Velma West Block Sand units, which we have been operating since 2001 with an average working interest of 29%, and our NW Velma Hoxbar Unit where we began CO2 injection in September 2010, and which we operate with a 100% working interest. In the Panhandle Area, we also have an ownership interest in two outside operated units, and in September 2009, we began CO2 injection into our three Booker area units, which we operate with an average working interest of 99%. We also have a small working interest in an outside operated unit in the Permian area. Our other EOR activities accounted for 3.2 MMBoe, or 2% of our reserves at December 31, 2010, and contributed total production of 553 Boe/d in 2010. Our total capital investment in these projects was $22.9 million in 2010, and we have allocated approximately $14.0 million of our capital expenditures budget for 2011 to these projects.

Anadarko Basin Area

As of December 31, 2010, the Anadarko Basin Area accounted for 33.2 MMBoe, or 22% of our proved reserves. During the year ended December 31, 2010, our net average daily production in the Anadarko Basin Area was approximately 6.9 MBoe per day, or 31% of our total net average daily production. This Area is characterized by stable, long-life, shallow decline reserves. We produce and drill in most of the formations in the region and have significant holdings and activity in the areas described below.

Granite Wash Play Area—Oklahoma and Texas. The Granite Wash Play area accounted for 4.4 MMBoe, or 3% of our proved reserves as of December 31, 2010. Objective targets in this area include the Des Moinesian Granite Wash and Atoka Wash zones at average depths ranging from approximately 12,500 feet to 14,500 feet. The Granite Wash is a quartz rich alluvial wash containing high concentrations of feldspar that results in reducing permeability and therefore reducing ultimate recoveries. Conventional vertical well bores in this area have recovered on average approximately 1.5 Bcfe. The Atoka Wash has a higher percentage of carbonate material. The technological advances of horizontal drilling allow maximum exposure of this tight gas filled reservoir to the well bore (most horizontal wells are drilled up to 4,800 feet horizontally in the Granite Wash and Atoka Wash), resulting in substantially improved recoveries.

In 2009, we participated in the drilling of six Atoka Wash wells that were completed during the first quarter of 2010. Primarily as a result of these new wells, our production in this area increased by 90% to approximately 1,839 Boe/d in 2010 from 970 Boe/d in 2009. Due to the normal decline curve on this type of well, our production in this area had decreased to 1,763 Boe/d as of December 31, 2010. During 2010, our drilling investment in this area was $31.2 million and we drilled or participated in the drilling of nine wells in this area. We have allocated approximately $20.0 million of our 2011 drilling budget to this area.

Cleveland Sand Play Area—Oklahoma and Texas. The Cleveland Sand Play area accounted for 3.6 MMBoe, or 2% of our proved reserves as of December 31, 2010. This area includes the West Shattuck Cleveland Sand Play and the Aledo Bray Cleveland Sand Play, both of which are considered tight gas sand reservoirs. During 2010, our drilling investment in this area was $40.9 million and we drilled or participated in the drilling of 12 wells in this area. Our net production from this area increased 37% to approximately 961 Boe/d in 2010 compared to 701 Boe/d in 2009, primarily due to our drilling activity in the area. We have allocated approximately $18.0 million of our 2011 drilling budget to this area. Our drilling activity for 2011 will focus on the West Shattuck Cleveland Sand Play that trends from Hansford County in the Texas Panhandle across our acreage position to eastern Ellis County in Oklahoma. It is characterized by a tight, shaley sand sequence that lends itself to the benefits of horizontal drilling.

Anadarko Basin Woodford Shale Play Area—Western Oklahoma. As of December 31, 2010, we own and control approximately 66,150 (22,270 net) acres in the emerging Woodford Shale resource play of western Oklahoma, which primarily are held by production from other formations. The horizontal development of this non-conventional resource play began in 2007 in Canadian County and has expanded to include the nearby counties of Blaine, Dewey, Grady, and Caddo with approximately 140 Woodford Shale targeted wells drilled to date. Natural gas in place is estimated to be between 120 to 160 Bcf per section with initial development well density to be four wells per section. The average recovery is expected to be four to six Bcf per well at an average cost of seven to nine million dollars. During 2010, our drilling investment in this area was $2.6 million and we participated in the drilling of five wells in this area. We have allocated approximately $5.0 million of our 2011 drilling budget to this area.

Central Oklahoma Area

As of December 31, 2010, the Central Oklahoma Area accounted for 32.4 MMBoe, or 22% of our proved reserves. During the year ended December 31, 2010, our net average daily production in the Central Oklahoma Area was approximately 5.3 MBoe per day, or 24% of our total net average daily production.

Osage-Creek Area—Osage, Creek, and Kay Counties, Oklahoma. The Osage-Creek area accounted for 14.5 MMBoe, or 10%, of our proved reserves as of December 31, 2010. Our net production from this area increased 17% to an average of 2,376 Boe/d in 2010 from 2,025 Boe/d in 2009. The majority of our recent activity has been in Osage County, with the largest portion of that being in our South Burbank Unit, which is the southward extension of the “Stanley Stringer” sand development and lies to the south of the North Burbank Unit. Any well drilled inside the South Burbank Unit is being developed with a pattern and spacing plan that will maximize any future EOR efforts.

Numerous other properties throughout Osage and Creek Counties are held by production and hold significant upside development potential. Many of our Osage County units in which we have a large working interest also hold promise for future EOR efforts. Recently, we have been drilling infill and step-out locations for both the Mississippi Chat and the Burbank Sand. We have a Company-owned drilling rig working full time in this area, and we drilled 52 wells during 2010. Our drilling investment was $23.6 million in 2010, and we have allocated approximately $13.0 million of our 2011 drilling budget to this area.

Northern Oklahoma Mississippi Play—Various Counties, Oklahoma. The Northern Oklahoma Mississippi Play, as currently defined, spans from Woods County, Oklahoma on the west to Osage, Noble, and Payne counties on the east and northward into Kansas. Several companies are devoting large amounts of capital toward leasing and drilling activity in this developing play. Horizontal drilling of the Mississippi formation across the area is yielding encouraging early results. We are currently evaluating our significant acreage position in this area. During 2010, our drilling investment in this area was $2.9 million, and we drilled and/or participated in the drilling of four wells in this area.

Permian Basin Area

As of December 31, 2010, the Permian Basin Area accounted for 19.6 MMBoe, or 13% of our proved reserves. During the year ended December 31, 2010, our net average daily production in the Permian Basin Area was approximately 4.1 MBoe per day, or 19% of our total net average daily production.

Haley Area—Loving County, Texas. The Haley area accounted for 5.7 MMBoe, or 4% of our proved reserves at December 31, 2010. Our net production from this area, which is primarily dry gas, decreased by 20% to approximately 1,905 Boe/d in 2010 compared to 2,381 Boe/d in 2009, primarily due to the decline in production from the Bowdle 47 No. 2 well, which began selling natural gas in late November 2008 and produced an average of 720 net Boe/d in December 2010 compared to an average of 1,236 net Boe/d in December 2009. In April 2010, we completed an offset to the Bowdle 47 No. 2, the Bowdle 47 No. 4 well, which produced an average of 402 net Boe/d in December 2010. Due to prevailing low natural gas prices, we do not plan to invest significant amounts in drilling in this area in 2011.

Tunstill Field Play—Loving and Reeves Counties, Texas. The Tunstill Field Play represented 3.4 MMBoe, or 2% of our proved reserves at December 31, 2010. Our net production from this area increased by 29% to approximately 669 Boe/d in 2010 from 517 Boe/d in 2009, primarily due to our drilling activity. During 2010, our drilling investment was $17.9 million, and we drilled 14 wells. We have allocated approximately $7.0 million of our 2011 drilling budget to this area.

Avalon Shale/Bone Spring Area—West Texas. We own approximately 17,020 (14,540 net) acres in the Avalon/Bone Spring oil play developing in West Texas. Operators have recently begun to switch from vertical to horizontal drilling to improve hydrocarbon recovery from this formation, and approximately 305 horizontal wells have been drilled to date. The average recovery is expected to be 200 to 550 MBoe per well at an average cost of three to six million dollars. Our acreage is attractively located on trend within the play, with active horizontal drilling recently offsetting us in two directions. Recent Avalon/Bone Spring production has been established immediately adjacent to our acreage block, and industry activity, which is drilling towards our acreage position from both directions, is continuing to prove up the value of our position. We are currently developing our geologic mapping and evaluating the drilling activity in the area. Depending on the results of this analysis, we may initiate our drilling program in the second quarter of 2011.

Other Areas

Ark-La-Tex. The Ark-La-Tex area accounted for 8.5 MMBoe, or 6% of our proved reserves as of December 31, 2010. Our net production from this area increased slightly to approximately 1,178 Boe/d in 2010 from 1,166 Boe/d in 2009, primarily due to acquisitions.

Gulf Coast. The Gulf Coast area accounted for 3.6 MMBoe, or 2% of our proved reserves as of December 31, 2010. Our net production from this area decreased by 7% to approximately 763 Boe/d in 2010 compared to 818 Boe/d in 2009. During 2010, our drilling investment in this area was $25.0 million. We drilled two wells in this area, including one exploratory well, during 2010, and the results of these wells are still developing. We currently have limited amounts budgeted for drilling in this area during 2011.

North Texas. The North Texas area accounted for 3.9 MMBoe, or 3% of our proved reserves as of December 31, 2010. Our net production from this area increased by 7% to approximately 515 Boe/d in 2010 from 482 Boe/d in 2009. We drilled eight North Texas wells during the year ended December 31, 2010.

Rocky Mountains. The Rocky Mountains area accounted for 2.8 MMBoe, or 2% of our proved reserves as of December 31, 2010. Our net production from this area decreased slightly to approximately 364 Boe/d in 2010 compared to 381 Boe/d in 2009. We drilled and/or participated in the drilling of 13 Rocky Mountain wells during 2010, including three operated wells late in the year. Production from these wells is expected to come online in the first and second quarters of 2011.

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

Our policies regarding internal controls over the recording of reserves are structured to objectively estimate our oil and natural gas reserve quantities and values in compliance with SEC regulations. Users of this information should be aware that the process of estimating quantities of crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering, and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history, and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Responsibility for preparation of our reserve estimates is delegated to our reservoir engineering group, which is led by our Senior Vice President of Reservoir Engineering and Business Development who is a registered Professional Engineer with 38 years of diversified management and operational and technical engineering experience.

Technical reviews are performed throughout the year by our geologic and engineering staff who evaluate pertinent geological and engineering data. This data, in conjunction with economic data and ownership information, is used in making a determination of proved reserve quantities. We have internal auditing guidelines and controls in place to monitor the reservoir data and reporting parameters used in preparing the year-end reserves. Technologies and economic data used include updated production data, well performance, formation logs, geological maps, reservoir pressure tests, and wellbore mechanical integrity information.

This data is then provided to the independent petroleum engineering firms of Cawley, Gillespie & Associates, Inc. and Ryder Scott Company, L.P. who prepare reserve estimates for the majority of our properties using their own engineering assumptions and the economic data which we provide. The person responsible for overseeing the preparation of our reserve estimates at Cawley, Gillespie & Associates, Inc. is a registered Professional Engineer with 27 years of petroleum consulting experience. The person responsible for overseeing the preparation of our reserve estimates at Ryder Scott Company, L.P. is a registered Professional Engineer with over 27 years of reservoir engineering experience.

Our reserves are reviewed by senior management. Senior management, which includes the President and Chief Executive Officer, the Senior Vice President of Reservoir Engineering and Business Development and the Chief Financial Officer, is responsible for reviewing and verifying that the estimate of proved reserves is reasonable, complete, and accurate. Members of senior management may also meet with the key representative from Cawley, Gillespie & Associates, Inc. and Ryder Scott Company, L.P. to discuss their process and findings. Final approval of the reserves is required by our Senior Vice President of Reservoir Engineering and Business Development and our President and Chief Executive Officer.

The table below summarizes our net proved oil and natural gas reserves and PV-10 values at December 31, 2010. Information in the table is derived from reserve reports of estimated proved reserves prepared by Cawley, Gillespie & Associates, Inc. (52% of PV-10 value) and by Ryder Scott Company, L.P. (31% of PV-10 value). Copies of the summary reserve reports prepared by these independent reserve engineers are attached as exhibits to this annual report. Our internal engineering staff has prepared a report of estimated proved reserves on the remaining smaller value properties (17% of PV-10 value) at December 31, 2010. We set forth our definition of PV-10 value (a non-GAAP measure) and a reconciliation of the standardized measure of discounted future net cash flows to PV-10 value on page 24.

	Net proved reserves as of December 31, 2010
	Oil (MBbls)	Natural gas (MMcf)	Total (MBoe)	PV-10 value (In thousands)
Developed—producing	42,365	211,212	77,567	$1,130,946
Developed—non-producing	13,242	46,542	20,999	235,447
Undeveloped	37,805	77,466	50,716	403,668

Total proved	93,412	335,220	149,282	$1,770,061

The following table shows material changes in proved undeveloped reserves that occurred during the year ended December 31, 2010.

Proved undeveloped reserves (MBoe)
Proved undeveloped reserves as of January 1, 2010	48,012
Undeveloped reserves transferred to developed(1)	(6,210)
Purchases of minerals in place	434
Extensions and discoveries	6,983
Improved recoveries	4,656
Revisions and other	(3,159)

Proved undeveloped reserves as of December 31, 2010(2)	50,716

(1)	Approximately $87.5 million of developmental drilling costs during the year ended December 31, 2010 related to undeveloped reserves that were transferred to developed.
(2)

Includes 4.7 MMBoe of reserves that have been reported for more than five years that relate specifically to our Camrick area CO2 EOR projects. Development of these projects is ongoing. See “Properties—Enhanced Oil Recovery Project Areas” for additional discussion of our CO2 EOR projects.

The following table details our gross and net interest in producing wells in which we have a working interest and the number of wells we operated at December 31, 2010 by area. We also hold royalty interests in units and acreage in addition to the wells in which we have a working interest. Wells are classified as oil or natural gas according to their predominant production stream. Gross wells is the total number of producing wells in which we have a working interest, and net wells is the sum of our working interest in all producing wells.

	Producing Oil Wells		Producing Gas Wells		Total
	Gross	Net	Gross	Net	Gross	Net
Operated Wells:
Enhanced Oil Recovery Project Areas	464	390	—	—	464	390
Anadarko Basin Area	260	217	429	321	689	538
Central Oklahoma Area	988	871	67	53	1,055	924
Permian Basin Area	330	310	62	51	392	361
Other	195	167	136	112	331	279

Total	2,237	1,955	694	537	2,931	2,492

Non-Operated Wells:
Enhanced Oil Recovery Project Areas	252	8	—	—	252	8
Anadarko Basin Area	396	22	1,041	111	1,437	133
Central Oklahoma Area	1,885	237	190	18	2,075	255
Permian Basin Area	1,047	47	91	21	1,138	68
Other	649	24	243	20	892	44

Total	4,229	338	1,565	170	5,794	508

Total Wells:
Enhanced Oil Recovery Project Areas	716	398	—	—	716	398
Anadarko Basin Area	656	239	1,470	432	2,126	671
Central Oklahoma Area	2,873	1,108	257	71	3,130	1,179
Permian Basin Area	1,377	357	153	72	1,530	429
Other	844	191	379	132	1,223	323

Total	6,466	2,293	2,259	707	8,725	3,000

The following table sets forth information with respect to wells drilled during the periods indicated. The information should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found, or economic value. Development wells are wells drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive. Exploratory wells are wells drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir. Productive wells are those that produce commercial quantities of hydrocarbons, exclusive of their capacity to produce at a reasonable rate of return.

	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
Development wells
Productive	234.0	100.0	168.0	49.5	319.0	74.9
Dry	5.0	1.9	2.0	1.9	4.0	2.0
Exploratory wells
Productive	18.0	18.0	2.0	1.0	3.0	2.2
Dry	1.0	1.0	0.0	0.0	0.0	0.0
Total wells
Productive	252.0	118.0	170.0	50.5	322.0	77.1
Dry	6.0	2.9	2.0	1.9	4.0	2.0

Total	258.0	120.9	172.0	52.4	326.0	79.1

Percent productive	98%	98%	99%	96%	99%	97%

The following table details our gross and net interest in developed and undeveloped acreage at December 31, 2010 by state. This does not include acreage in which we hold only royalty interests.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Arkansas	13,257	3,656	—	—	13,257	3,656
Kansas	11,956	9,511	—	—	11,956	9,511
Louisiana	22,659	10,718	1,487	1,144	24,146	11,862
Mississippi	790	36	—	—	790	36
Montana	10,153	3,113	1,650	1,650	11,803	4,763
North Dakota	6,408	4,325	—	—	6,408	4,325
New Mexico	17,057	10,833	240	240	17,297	11,073
Oklahoma	806,904	342,379	44,503	36,306	851,407	378,685
Texas	228,119	144,883	30,214	26,702	258,333	171,585
Utah	40	5	—	—	40	5
Wyoming	23,048	3,568	—	—	23,048	3,568

Total	1,140,391	533,027	78,094	66,042	1,218,485	599,069

The following table summarizes our estimates of net proved oil and natural gas reserves, estimated future net revenues from proved reserves, the PV-10 value, the standardized measure of discounted future net cash flows, and the prices used in projecting those measures over the past three years. Estimates of our net proved oil and natural gas reserves as of December 31, 2010, 2009, and 2008 were prepared by Cawley, Gillespie & Associates, Inc. (52%, 59%, and 68% of PV-10 value, respectively) and Ryder Scott Company, L.P. (31%, 23% and 7% of PV-10 value, respectively). Our internal engineering staff has prepared a report of estimated proved reserves on our remaining smaller value properties (17%, 18%, and 25% of PV-10 value in 2010, 2009, and 2008, respectively).

	As of December 31,
	2010	2009	2008
Estimated proved reserve volumes:
Oil (Mbbls)	93,412	89,469	51,283
Natural gas (MMcf)	335,220	314,430	372,366
Oil equivalent (MBoe)	149,282	141,874	113,344
Proved developed reserve percentage	66%	66%	74%
Estimated proved reserve values (in thousands):
Future net revenue	$4,110,844	$3,080,410	$1,918,270
PV-10 value	$1,770,061	$1,323,541	$932,692
Standardized measure of discounted future net cash flows	$1,236,026	$971,364	$755,013
Oil and natural gas prices:(1)
Oil price (per Bbl)	$79.43	$61.18	$44.60
Natural gas price (per Mcf)	$4.38	$3.87	$5.62
Estimated reserve life in years(2)	18.5	18.6	16.0

(1)	Prices for 2010 and 2009 were based upon the average first day of the month prices for each month during the respective year. The prices for 2008 were based upon the prices in effect on December 31, 2008. In all three years, the prices shown were adjusted for location differentials to reflect the net prices we receive.
(2)	Calculated by dividing net proved reserves by net production volumes for the year indicated.

The following table summarizes our costs incurred for oil and natural gas properties and our reserve replacement ratio for each of the last three years.

	As of December 31,
(dollars in thousands)	2010	2009	2008
Property acquisition costs
Proved properties	$32,458	$14,552	$39,201
Unproved properties	9,062	3,781	6,677

Total acquisition costs	41,520	18,333	45,878
Development costs(1)	251,564	127,640	251,690
Exploration costs(2)	34,180	4,942	5,108

Total	$327,264	$150,915	$302,676

Annual reserve replacement ratio(3)	247%	243%	200%

(1)	Includes $9.8 million, $5.8 million and $17.9 million of costs related to CO2 support facilities and pipelines in 2010, 2009 and 2008, respectively.
(2)	Includes $16.7 million of EOR costs in 2010.
(3)	Calculated by dividing the sum of reserve additions (from purchases of minerals in place, extensions and discoveries, and improved recoveries) by the production for the corresponding period. The values for these reserve additions are derived directly from the proved reserves table located in Note 16 of the notes to our consolidated financial statements. In calculating the reserve replacement ratio, we do not use unproved reserve quantities. Management uses the reserve replacement ratio as an indicator of our ability to replenish annual production volumes and grow reserves, thereby providing some information of the sources of future production. It should be noted that the reserve replacement ratio is a statistical indicator that has limitations. As an annual measure, the ratio is limited because it typically varies widely based on the extent and timing of new discoveries and property acquisitions. Its predictive and comparative value is also limited for the same reasons. The reserve replacement ratio is comprised of the following:

	Year ended December 31,
	2010		2009		2008
	Reserves replaced	Percent of total	Reserves replaced	Percent of total	Reserves replaced	Percent of total
Purchases of minerals in place	52%	21.2%	9%	3.5%	35%	17.2%
Extensions and discoveries	138%	55.7%	195%	80.4%	155%	77.6%
Improved recoveries	57%	23.1%	39%	16.1%	10%	5.2%

Total	247%	100.0%	243%	100.0%	200%	100.0%

The following table sets forth certain information regarding our historical net production volumes, average prices realized and production costs associated with sales of oil and natural gas for the periods indicated.

	Year ended December 31,
	2010	2009	2008
Production:(1)
Oil (MBbls)	4,093	3,874	3,773
Natural gas (MMcf)	23,742	22,584	19,795

Combined (MBoe)	8,050	7,638	7,072
Average daily production:
Oil (Bbls)	11,214	10,614	10,309
Natural gas (Mcf)	65,046	61,874	54,085

Combined (Boe)	22,055	20,926	19,323
Average prices (excluding derivative settlements):
Oil (per Bbl)	$74.53	$55.04	$92.47
Natural gas (per Mcf)	4.36	3.51	7.72

Combined (per Boe)	$50.75	$38.28	$70.95
Average costs per Boe:
Lease operating expenses	$13.18	$12.32	$17.04
Production taxes	3.29	2.66	4.78
Depreciation, depletion, and amortization	13.60	13.64	14.29
General and administrative	3.72	3.11	3.16

(1)	The North Burbank Unit is the only field that contained 15% or more of our total proved reserve volumes at December 31, 2010. Production from this Unit, all of which was oil, was 509 MBbls, 492 MBbls, and 454 MBbls of our net production during 2010, 2009, and 2008, respectively.

Non-GAAP Financial Measures and Reconciliations

The PV-10 value is derived from the standardized measure of discounted future net cash flows, which is the most directly comparable financial measure computed using generally accepted accounting principles (“GAAP”). PV-10 value is a computation of the standardized measure of discounted future net cash flows on a pre-tax basis. PV-10 value is equal to the standardized measure of discounted future net cash flows at December 31, 2010 before deducting future income taxes, discounted at 10%. We believe that the presentation of the PV-10 value is relevant and useful to investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account future corporate income taxes, and it is a useful measure of evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. However, PV-10 value is not a substitute for the standardized measure of discounted future net cash flows. Our PV-10 value measure and the standardized measure of discounted future net cash flows do not purport to present the fair value of our oil and natural gas reserves.

The following table provides a reconciliation of PV-10 value to the standardized measure of discounted future net cash flows for the periods shown:

	As of December 31,
(dollars in thousands)	2010	2009	2008
PV-10 value	$1,770,061	$1,323,541	$932,692
Present value of future income tax discounted at 10%	(534,035)	(352,177)	(177,679)

Standardized measure of discounted future net cash flows	$1,236,026	$971,364	$755,013

Management uses adjusted EBITDA as a supplemental financial measurement to evaluate our operational trends. Items excluded generally represent non-cash adjustments, the timing and amount of which cannot be reasonably estimated and are not considered by management when measuring our overall operating performance. In addition, adjusted EBITDA is generally consistent with the Consolidated EBITDAX calculation that is used in the covenant ratio required under our senior secured revolving credit facility described in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We consider compliance with this covenant to be material. Adjusted EBITDA is used as a supplemental financial measurement in the evaluation of our business and should not be considered as an alternative to net income, as an indicator of our operating performance, as an alternative to cash flows from operating activities, or as a measure of liquidity. Adjusted EBITDA is not defined under GAAP and, accordingly, it may not be a comparable measurement to those used by other companies.

We define adjusted EBITDA as net income (loss), adjusted to exclude (1) interest and other financing costs, net of capitalized interest, (2) income taxes, (3) depreciation, depletion and amortization, (4) unrealized (gain) loss on ineffective portion of hedges and reclassification adjustments, (5) non-cash change in fair value of non-hedge derivative instruments, (6) interest income, (7) deferred compensation expense (gain), (8) gain or loss on disposed assets, and (9) impairment charges and other significant, unusual non-cash charges. Through March 31, 2010, our calculation of adjusted EBITDA excluded any cash proceeds received from the monetization of derivatives with a scheduled maturity date more than 12 months following the date of such monetization, in accordance with the terms of our prior credit facility.

In July 2010, we amended the definition of Consolidated EBITDAX in our senior secured revolving credit facility to (1) permit cash proceeds received from the monetization of derivatives to be included in the calculation of Consolidated EBITDAX, to the extent that such monetizations, in any period between scheduled redeterminations, do not exceed 5% of the borrowing base then in effect, and (2) permit the exclusion from the calculation of Consolidated EBITDAX of up to $4.5 million in one-time cash expenses associated with our financing transactions that were incurred and paid during the second quarter of 2010. As a result, beginning with the second quarter of 2010, we have changed our calculation of adjusted EBITDA to include cash proceeds received from the monetization of derivatives with a scheduled maturity date more than 12 months following the date of such monetization, to the extent permitted by our senior secured revolving credit facility. However, we have not changed our calculation of adjusted EBITDA to exclude approximately $2.3 million of one-time cash expenses associated with our financing transactions. As a result of the permitted exclusion of these expenses, our Consolidated EBITDAX as calculated for covenant compliance purposes is higher than our adjusted EBITDA for the year ended December 31, 2010.

The following table provides a reconciliation of net income (loss) to adjusted EBITDA for the specified periods:

	Year Ended December 31,
(dollars in thousands)	2010	2009	2008
Net income (loss)	$33,713	$(144,318)	$(54,750)
Interest expense	83,611	90,102	86,038
Income tax expense (benefit)	23,803	(85,936)	(34,386)
Depreciation, depletion, and amortization	109,503	104,734	101,973
Unrealized (gain) loss on ineffective portion of hedges and reclassification adjustments	23,889	(21,752)	(12,549)
Non-cash change in fair value of non-hedge derivative instruments	(2,523)	149,106	(89,554)
Proceeds from monetization of derivatives with a scheduled maturity date more than 12 months from monetization date included in EBITDA	9,418	—	—
Proceeds from monetization of derivatives with a scheduled maturity date more than 12 months from monetization date excluded from EBITDA	—	(102,352)	—
Interest income	(144)	(283)	(409)
Deferred compensation expense (gain)	2,600	1,145	(306)
Gain on disposed assets	(184)	(10,463)	(177)
Loss on impairment of oil and natural gas properties	—	240,790	281,393
Other non-cash charges	4,150	2,928	2,900

Adjusted EBITDA	$287,836	$223,701	$280,173

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

We are also affected by competition for drilling rigs and the availability of related equipment. In the past, the oil and natural gas industry has experienced shortages of drilling rigs, equipment, pipe and personnel, which have delayed developmental drilling and other exploitation activities and have caused significant price increases. We are unable to predict when, or if, such shortages may again occur or how they would affect our development and exploitation program.

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

General

Our operations, like the operations of other companies in our industry, are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may:

•	require the acquisition of various permits before drilling commences;

•	require the installation of expensive emission monitoring and/or pollution control equipment;

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

•	limit or prohibit drilling activities on lands lying within wilderness, wetlands and other protected areas;

•	require remedial measures to prevent pollution from former operations, such as pit closure and plugging of abandoned wells;

•	impose substantial liabilities for pollution resulting from our operations; and

•	with respect to operations affecting federal lands or leases, require preparation of a Resource Management Plan, an Environmental Assessment, and/or an Environmental Impact Statement.

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

We monitor our properties and operations in an effort to ensure that our properties and operations are, and remain, in substantial compliance with all current applicable environmental laws and regulations. If, at any time, we determine that our properties and/or operations do not substantially comply with all current applicable environmental laws and regulations, we take action to remedy such noncompliance on our own volition and do not delay taking action until ordered to do so by a regulatory authority. We cannot predict how future environmental laws and regulations may affect our properties or operations. For the years ended December 31, 2010 and 2009, we did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of our facilities. As of the date of this report, we are not aware of any other environmental issues or claims that will require material capital expenditures during 2011 or that will otherwise have a material impact on our financial position or results of operations.

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

The Safe Drinking Water Act, Groundwater Protection, and the Underground Injection Control Program

The federal Safe Drinking Water Act (SDWA) and the Underground Injection Control (UIC) program promulgated under the SDWA and state programs regulate the drilling and operation of salt water disposal wells. EPA directly administers the UIC program in some states and in others it is delegated to the state for administering. Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking saltwater to groundwater.

Contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

We engage third parties to provide hydraulic fracturing or other well stimulation services to us in connection with many of the wells for which we are the operator. The U.S. Congress has considered legislation that would repeal the exemption for hydraulic fracturing from the SDWA, which would have the effect of allowing the EPA to promulgate regulations requiring permits and implementing potential new requirements of hydraulic fracturing under the SDWA. This could, in turn, require state regulatory agencies in states with programs delegated under the SDWA to impose additional requirements on hydraulic fracturing operations.

Further, in 2010, EPA initiated a Hydraulic Fracturing Research Study to address concerns that hydraulic fracturing may affect the safety of drinking water. As part of that process, EPA requested and received information from the major fracturing service providers regarding the chemical composition of fluids, standard operating procedures, and the sites where they engage in hydraulic fracturing. In February 2011, EPA released its Draft Plan to Study the Potential Impacts of Hydraulic Fracturing on Drinking Water Resources, proposing to study the lifecycle of hydraulic fracturing fluid and providing a comprehensive list of chemicals identified in fracturing fluid and flowback/produced waste. These developments, as well as increased scrutiny of hydraulic fracturing activities by state authorities, municipal location prohibitions and recent Clean Water Act citizen suit litigation activities arising from discharge of recovered wastewater from hydraulic fracturing operations to municipal wastewater treatment works may result in additional levels of regulation or level of complexity with respect to existing regulation at the federal and state levels.

The Clean Air Act

The federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. The EPA proposed in a consent decree, which has not been approved by a federal court, that it will issue by January 31, 2011 a proposal to revise its national emissions standards for hazardous air pollution for crude oil and natural gas production, as well as gas transmission and storage and its new source performance standards for oil and natural gas production. The EPA has not issued such a proposal at this time.

Some of our new facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to comply with new monitoring and reporting requirements and/or emission limitations. In December 2009, the EPA promulgated a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. As part of this array of new regulations, in September 2009, the EPA also promulgated a greenhouse gas monitoring and reporting rule that requires certain parties, including participants in the oil and natural gas industry, to monitor and report their greenhouse gas emissions, including methane and carbon dioxide, to the EPA. In May 2010, EPA promulgated final rules subjecting greenhouse gas to regulation under the Clean Air Act, triggering application of other provisions of the Clean Air Act to major stationary sources of greenhouse gas emissions. In June 2010, EPA promulgated final rules limiting the scope of certain provisions of the Clean Air Act as applied to greenhouse gas emission sources. Additionally, in November 2010, EPA promulgated mandatory greenhouse gas emission reporting rules specifically applying to oil and natural gas exploration and production. These rules are published in the federal register and available on the Internet. These regulations govern our operations to the extent applicable. See “Risk factors—Regulation related to global warming and climate change could have an adverse effect on our operations and demand for oil and natural gas.” These regulations may increase the costs of compliance for some facilities, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance. We believe we are in substantial compliance with the current requirements of the Clean Air Act.

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

Employees

As of December 31, 2010, we had 765 full-time employees, including 16 geologists and geophysicists, 36 reservoir, production, and drilling engineers and 15 land professionals. Of these, 328 work in our Oklahoma City office and 437 work in our district and field offices. We also contract for the services of independent consultants involved in land, regulatory, accounting, financial and other disciplines as needed. None of our employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are satisfactory.

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

Our future financial condition, revenues, results of operations, rate of growth and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future, especially given current geopolitical conditions. This price volatility also affects the cash flow we will have available for capital expenditures as well as our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of factors that are beyond our control. These factors include, but are not limited to, the following:

•	the level of consumer demand for oil and natural gas;

•	the domestic and foreign supply of oil and natural gas;

•	commodity processing, gathering and transportation availability, and the availability of refining capacity;

•	the price and level of foreign imports of oil and natural gas;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	domestic and foreign governmental regulations and taxes;

•	the supply of CO2;

•	the price and availability of alternative fuel sources;

•	weather conditions;

•	financial and commercial market uncertainty;

•	political conditions or hostilities in oil and natural gas producing regions, including the Middle East and South America; and

•	worldwide economic conditions.

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce our revenue, but could reduce the amount of oil and natural gas we can produce economically, and as a result, could have a material adverse effect on our financial condition, results of operations, and reserves. If the oil and natural gas industry experiences significant price declines, we may, among other things, be unable to meet our financial obligations, including payments on our senior secured revolving credit facility and our Senior Notes, or be unable to make planned capital expenditures.

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

During the fourth quarter of 2008, our evaluation of our full cost ceiling required a non-cash impairment charge of $281.4 million to the value of our oil and natural gas properties as a result of a decline in oil and natural gas prices at the measurement date. The impairment was calculated based on December 31, 2008 prices of $44.60 per Bbl of oil and $5.62 per Mcf of natural gas. During the first quarter of 2009, natural gas prices declined significantly (as compared to the December 31, 2008 spot price of $5.62 per Mcf), and based on March 31, 2009 spot prices of $49.66 per Bbl of oil and $3.63 per Mcf of natural gas, our reserves declined by 13.5%, as a result of which we recorded a non-cash ceiling test impairment of $240.8 million during the first quarter of 2009. Oil and natural gas prices have remained volatile and this and other factors, without mitigating circumstances, could require us to further write down capitalized costs and incur corresponding non-cash charges to earnings. Any such further write downs could have a material adverse effect on our financial condition, results of operations, and our ability to comply with debt covenants.

The actual quantities and present value of our proved reserves may be lower than we have estimated.

Estimating quantities of proved oil and natural gas reserves is a complex process. It requires interpretations of available technical data and various estimates and assumptions, including estimates based upon assumptions relating to economic factors such as commodity prices, production costs, severance and excise taxes, capital expenditures, workovers, remedial costs, and the assumed effect of governmental regulation. There are numerous uncertainties about when a property may have proved reserves as compared to possible or probable reserves, including with respect to our EOR operations. Reserve estimates are, therefore, inherently imprecise and, although we are reasonably certain of recovering the quantities we disclose as proved reserves, actual results will vary from our estimates. Any significant variations in the interpretations or assumptions underlying our estimates or changes of conditions (e.g. economic growth and/or regulation) could cause the estimated quantities and net present value of our reserves to differ materially. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and developmental drilling, prevailing oil and natural gas prices and other factors, many of which are beyond our control. Our properties may also be susceptible to hydrocarbon drainage from production by operators on adjacent properties.

You should not assume that the present values referred to in this report represent the current market value of our estimated oil and natural gas reserves. The timing of production and expenses associated with the development and production of oil and natural gas properties will affect both the timing of actual future net cash flows from our proved reserves and their present value. In accordance with requirements of the SEC, the estimates of present values are based on average prices and costs in effect as of the date of the estimates and exclude escalations based upon future conditions. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of these estimates. In addition, the effects of derivative instruments are not reflected in these assumed prices. Our December 31, 2010 reserve report used realized prices based on an average price of $4.38 per Mcf for natural gas and an average price of $79.43 per Bbl for oil.

A significant portion of total proved reserves as of December 31, 2010 are undeveloped, and those reserves may not ultimately be developed.

As of December 31, 2010, approximately 34% of our estimated proved reserves were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling and EOR operations. The reserve data assumes that we can and will make these expenditures and conduct these operations successfully. While we are reasonably certain of our ability to make these expenditures and to conduct these operations under existing economic conditions, these assumptions may not prove correct and we may ultimately determine the development of all, or any portion of, such proved but undeveloped reserves is not economically feasible.

Some of our reserves are subject to EOR methods and the failure of these methods may have a material adverse affect on our financial condition, results of operations and reserves.

As of December 31, 2010, approximately 20% of our proved reserves were based on EOR methods including the injection of CO2 and polymers, a synthetic chemical. Some of these properties have not been injected with CO2 or with polymers having the identical chemical composition as polymers used in historical production, and recovery factors cannot be estimated with precision. Accordingly, such projects may not result in significant proved reserves or improvements in anticipated production levels.

We do not currently have a supply of CO2 for all of our unproved properties with CO2 EOR potential, and we cannot assure you that we will be able to obtain such a supply on commercially reasonable terms. In addition, many of our planned EOR projects will require significant investments in pipeline, compression facilities, and other infrastructure, and we may need to raise additional capital to fund these projects. We cannot assure you that such funding will be available on commercially reasonable terms. The availability of CO2 supply and financing of CO2 projects could affect the timing of our planned EOR programs and impact our ability to implement such plans.

Our ability to develop our EOR reserves will depend on whether we can successfully implement our planned EOR programs, and our failure to do so could have a material adverse effect on our financial condition, results of operations and reserves.

The development of the proved undeveloped reserves in our North Burbank Unit, Camrick Area Units, and Farnsworth Unit may take longer and may require higher levels of capital expenditures than we currently anticipate.

As of December 31, 2010, undeveloped reserves comprised 49%, 53%, and 82%, respectively, of the total estimated proved reserves of our North Burbank Unit, Camrick Area Units, and Farnsworth Unit, respectively. As of December 31, 2010, we expect to incur future development costs of $219.0 million over the next six years at our North Burbank Unit, $89.8 million over the next 19 years at our Camrick Area Units, and $118.4 million over the next 12 years at our Farnsworth Unit to fully develop these reserves. Together, these fields encompass 48% of our total estimated future development costs of $882.7 million related to proved undeveloped reserves as of December 31, 2010. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. In addition, the development of these reserves will require the use of EOR techniques, including water flood and CO2 injection installations, the success of which is still subject to interpretation and predictability by reservoir engineers. Therefore, ultimate recoveries from these fields may not match current expectations.

The polymer reserves at our North Burbank Unit accounted for 14.2 MMBoe, or approximately 10% of our estimated proved reserves as of December 31, 2010. We and our independent petroleum engineers believe that the polymer EOR flood development plan continues to be sufficient to permit us to include the North Burbank Unit reserves in our proved reserves and, as such, those reserves are included in our total proved reserves as of December 31, 2010. We are continuing to develop our polymer plan while simultaneously instituting a pilot project for enhanced oil recovery from CO2 injection to determine the best long-term EOR technique. The SEC could determine that our recent increase in focus on our CO2 operations results in a change in our polymer development plan and could require us to reduce or eliminate all or a portion of the proved reserves attributable to the polymer EOR flood.

Competition in the oil and natural gas industry is intense and many of our competitors have greater financial and other resources than we do.

We operate in the highly competitive areas of oil and natural gas production, acquisition, development, and exploration and face intense competition from both major and other independent oil and natural gas companies:

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

Our development, exploration, and acquisition activities require substantial capital expenditures. Historically, we have funded our capital expenditures through a combination of cash flows from operations, debt financing, and private issuances of common stock. Future cash flows are subject to a number of variables, such as the level of production from existing wells, prices of oil and natural gas, and our success in developing and producing new reserves. If our cash flow from operations is not sufficient to fund our capital expenditure budget, we may not be able to access additional bank debt or other methods of financing on commercially reasonable terms to meet these requirements. If revenue were to decrease as a result of lower oil and natural gas prices or decreased production, and our access to capital were limited, we would have a reduced ability to replace our reserves which may have an adverse effect on our results of operations and financial condition.

If we are not able to replace reserves, we may not be able to sustain production.

Our future success depends largely upon our ability to find, develop, or acquire additional oil and natural gas reserves that are economically recoverable. Unless we replace the reserves we produce through successful development, exploration or acquisition activities, our proved reserves and production will decline over time. In addition, approximately 34% of our total estimated proved reserves (by volume) at December 31, 2010 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling and EOR operations. Our December 31, 2010 reserve estimates reflect that our production rate on current proved developed producing reserve properties will decline at annual rates of approximately 16%, 12%, and 10% for the next three years. Thus, our future oil and natural gas reserves and production and, therefore, our financial condition, results of operations, and cash flows are highly dependent on our success in efficiently developing our current reserves and economically discovering or acquiring additional recoverable reserves.

Development and exploration drilling may not result in commercially productive reserves.

Drilling activities are subject to many risks, including the risk that commercially productive reservoirs will not be encountered. We cannot assure you that new wells we drill will be productive or that we will recover all or any portion of our investment in such wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that oil or natural gas is present or may be economically recovered and/or produced. Drilling for oil and natural gas often involves unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net reserves to return a profit at then-realized prices after deducting drilling, operating and other costs. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Further, our drilling operations may be curtailed, delayed or cancelled as a result of numerous factors, including:

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

Our operations and facilities are subject to certain federal, state, and local laws and regulations relating to the exploration for, and development, production, and transportation of, oil and natural gas, as well as environmental and safety matters. Although we believe that we are in substantial compliance with all applicable laws and regulations, and are currently evaluating the extent of applicability and preparing to comply to the extent applicable with proposed and newly adopted greenhouse gas reporting and permitting requirements, we cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not harm our business, results of operations and financial condition. We may be required to make large and unanticipated capital expenditures to comply with environmental and other governmental regulations such as:

•	land use restrictions;

•	drilling bonds and other financial responsibility requirements;

•	spacing of wells;

•	additional reporting or other limitations on emissions of greenhouse gases;

•	unitization and pooling of properties;

•	habitat and endangered species protection, reclamation and remediation, and other environmental protection;

•	well stimulation processes;

•	produced water disposal;

•	CO2 pipeline requirements;

•	safety precautions;

•	operational reporting; and

•	taxation.

Under these laws and regulations, we could be liable for:

•	personal injuries;

•	property and natural resource damages;

•	oil spills and releases or discharges of hazardous materials;

•	well reclamation costs;

•	remediation and clean-up costs and other governmental sanctions, such as fines and penalties;

•	other environmental damages; and

•	additional reporting permitting or other issues arising from greenhouse gas emissions.

Our operations could be significantly delayed or curtailed and our costs of operations could significantly increase as a result of regulatory requirements or restrictions. Additionally, regulations promulgated pursuant to the Clean Air Act or other mandatory federal legislation requiring monitoring and reporting of greenhouse gas emissions continue to evolve and may impose new restrictions on these emissions resulting in liability for exceeding permitted air pollutant emission rates or other mandatory caps on greenhouse gas emissions. While we are preparing for compliance with newly adopted requirements, at this time we are unable to predict the ultimate cost of compliance with these requirements as they continue to evolve or their effect on our operations.

Properties that we acquire may not produce as projected and we may be unable to accurately predict reserve potential, identify liabilities associated with the properties, or obtain protection from sellers against such liabilities.

Acquisitions of producing and undeveloped properties have been an important part of our historical growth. We expect acquisitions will also contribute to our future growth. Successful acquisitions require an assessment of a number of factors, including recoverable reserves, exploration or development potential, future oil and natural gas prices, operating costs, and potential environmental and other liabilities. We perform an engineering, geological and geophysical review of the acquired properties, which we believe is generally consistent with industry practices, and also endeavor to evaluate environmental risks. However, such assessments are inexact and their accuracy is inherently uncertain for a number of reasons. For instance, in connection with our assessments, such a review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not physically inspect every well. Even when we inspect a well, we do not always discover structural, subsurface and environmental problems that may exist or arise. Our review prior to signing a definitive purchase agreement may be even more limited. Often we are not entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities associated with acquired properties. Normally, we acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties. Additionally, properties previously acquired have not been subject to greenhouse gas requirements which have just recently been adopted. As a result, significant unknown liabilities, including environmental liabilities, may exist and we may experience losses due to title defects in acquisitions for which we have limited or no contractual remedies or insurance coverage. In addition, we may acquire oil and natural gas properties that contain economically recoverable reserves which are less than predicted. Thus, liabilities and uneconomically feasible oil and natural gas recoveries related to our acquisitions of producing and undeveloped properties may have a material adverse effect on our results of operations and reserve growth.

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

Our operations are subject to numerous environmental laws and regulations, which obligate us to install and maintain pollution controls and to clean up various sites at which regulated materials may have been disposed of or released. It is not possible for us to estimate reliably the amount and timing of all future expenditures related to environmental matters because of:

•	the uncertainties in estimating clean up costs;

•	the discovery of additional contamination or contamination more widespread than previously thought;

•	the uncertainty in quantifying liability under environmental laws that impose joint and several liability on all potentially responsible parties;

•	changes in interpretation and enforcement of existing environmental laws and regulations; and

•	future changes to environmental laws and regulations and their enforcement.

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

We may not be able to generate sufficient cash to service all of our long-term indebtedness, and we may be forced to take other actions to satisfy our obligations under our senior secured revolving credit facility, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our long-term indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to attempt to meet our debt service and other obligations. The indentures governing our Senior Notes and our senior secured revolving credit facility restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or to sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

If we cannot make scheduled payments on our long-term indebtedness, we will be in default and, as a result:

•	debt holders could declare all outstanding principal and interest to be due and payable;

•	we may be in default under our master (ISDA) derivative contracts and counterparties could demand early termination;

•	the lenders under the senior secured revolving credit facility could terminate their commitments to loan us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.

Our level of indebtedness may adversely affect our operations and limit our growth.

As of December 31, 2010, our total long-term indebtedness, including current maturities, was $962.1 million. As of March 29, 2011, our total long-term indebtedness, including current maturities, was approximately $1.0 billion, and the borrowing base under our senior secured revolving credit facility was $375.0 million. We may incur additional indebtedness, including significant secured indebtedness, in order to make future acquisitions or to develop our properties for production or for other purposes, and we expect to continue to be highly leveraged in the foreseeable future. Covenants set forth in the indentures for our Senior Notes, including the Adjusted Consolidated Net Tangible Asset debt incurrence test (the “ACNTA test”), limit the amount of secured debt we can incur. Certain thresholds set forth in the ACNTA test are principally reliant upon the levels of commodity prices for crude oil and natural gas at specified dates.

Our high level of indebtedness affects our operations in several ways, including the following:

•	the restrictions imposed on the operation of our business by the terms of our debt agreements may hinder our ability to take advantage of strategic opportunities to grow our business;

•

we must use a substantial portion of our cash flow from operations to pay interest on our Senior Notes and our other indebtedness, which reduces the funds available to us for operations and other purposes;

•	we may be at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•

our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, restructuring, acquisitions, or general corporate purposes may be impaired, which could be exacerbated by further volatility in the credit markets;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;

•	we may be more vulnerable to economic downturns and adverse developments in our business; and

•	we may be vulnerable to interest rate increases, as our borrowings under our senior secured revolving credit facility are at variable rates.

Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, prospects, and ability to satisfy our debt obligations.

We may not have sufficient funds to repay bank borrowings if required as a result of a borrowing base redetermination.

Availability under our senior secured revolving credit facility is subject to a borrowing base, which was $375.0 million as of March 29, 2011, and which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the banks may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. If we issue Additional Permitted Debt, as defined in our senior secured revolving credit facility, the borrowing base will be automatically reduced by an amount equal to 25% of the aggregate stated principal amount of the debt issued. If the outstanding borrowings under our senior secured revolving credit facility were to exceed the borrowing base as a result of a redetermination, we would be required to eliminate this excess. Within 10 days after receiving notice of the new borrowing base, we would be required to make an election: (1) to repay a portion of our bank borrowings in the amount of the excess either in a lump sum within 30 days or in equal monthly installments over a six-month period, (2) to submit within 30 days additional oil and natural gas properties we own for consideration in connection with the determination of the borrowing base sufficient to eliminate the excess or (3) to eliminate the excess through a combination of repayments and the submission of additional oil and natural gas properties within 30 days. If we are forced to repay a portion of our bank borrowings, we may not have sufficient funds to make such repayments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

Our use of derivative instruments could result in financial losses or reduce our income.

To reduce our exposure to the volatility in the price of oil and natural gas and provide stability to cash flows, we enter into derivative positions, some of which we had previously designated as cash flow hedges for accounting purposes. These derivative products include fixed-price swaps, collars, and basis swaps with financial institutions or other similar transactions. As of December 31, 2010, we had entered into swaps for 20,340 BBtu of our natural gas production for 2011 through 2012 at average monthly prices ranging from $4.99 to $6.92 per MMBtu of natural gas. As of December 31, 2010, we had entered into swaps for 4,068 MBbls of our crude oil production for 2011 through 2012 at average monthly prices ranging from $73.71 to $91.37 per Bbl of oil. We also entered into collars for 84 MBbls of our crude oil production for 2011 at a floor of $110.00 per Bbl of oil. As of December 31, 2010, we had basis protection swaps for 23,790 BBtu of our natural gas production for 2011 through 2012 at average monthly prices ranging from $0.30 to $0.73 per MMBtu. The fair value of our oil and natural gas derivative positions outstanding as of December 31, 2010 was a liability of approximately $29.9 million.

Derivative instruments expose us to risk of financial loss in some circumstances, including when:

•	our production is less than expected;

•	the counterparty to the derivative instruments defaults on its contractual obligations; or

•	there is a widening of price differentials between delivery points for our production and the delivery point assumed in the derivative instruments.

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

Assuming a constant debt level of $375.0 million, equal to our borrowing base at December 31, 2010, the cash flow impact for a 12-month period resulting from a 100 basis point movement in interest rates, regardless of whether the spread widens or tightens, would be $3.75 million. As a result, any increases in our interest rates, or our inability to access the equity markets on reasonable terms, could have an adverse impact on our financial condition, results of operations, and growth prospects.

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

The U.S. Congress has previously considered legislation to reduce emissions of greenhouse gases, including carbon dioxide, methane, and nitrous oxide among others, which some studies have suggested may be contributing to warming of the earth’s atmosphere. However, legislation to reduce greenhouse gases appears less likely in the near term. As a result, regulation of greenhouse gases, if any, will more likely result from regulatory action by EPA or by the several states that have already taken legal measures to reduce emissions of greenhouse gases.

Federal regulation. The Environmental Protection Agency (EPA) has adopted regulations requiring Clean Air Act (CAA) permitting of greenhouse gas emissions from stationary sources. As a result of the U.S. Supreme Court’s decision in Massachusetts, et al. v. EPA finding that greenhouse gases fall within the CAA’s definition of “air pollutant,” the EPA was required to determine whether concentrations of greenhouse gases in the atmosphere “endanger” public health or welfare, and whether emissions of greenhouse gases from motor vehicles may “cause or contribute” to this endangerment. On December 15, 2009, EPA promulgated its final rule, “Endangerment and Cause or Contribute Findings for Greenhouse Gases Under Section 202(a) of the Clean Air Act,” finding that (i) the current and projected emissions of six key well-mixed greenhouse gases, including carbon dioxide and methane, constitute a threat to public health and welfare, and (ii) the combined emissions from motor vehicles cause and contribute to the climate change problem which threatens public health and welfare. These findings did not themselves impose any requirements on industry or other entities, but were a prerequisite to EPA’s adoption of greenhouse gas emission standards for motor vehicles. On May 7, 2010, EPA and the Department of Transportation’s National Highway Traffic and Safety Administration, or NHTSA, promulgated a final action establishing a national program providing new standards for certain motor vehicles to reduce greenhouse gas emissions and improve fuel economy, with EPA adopting the standards under the CAA, and NHTSA adopting the standards as Corporate Average Fuel Economy standards under the Energy Policy and Conservation Act. While these motor vehicle regulations do not directly impact oil and natural gas production operations, the result of these actions are significant in that they automatically trigger application of certain CAA permit programs for stationary greenhouse gas emissions sources, potentially including oil and natural gas production operations. These programs, the Prevention of Significant Deterioration (“PSD”) and Title V Operating Permit programs, have historically applied to sources of air pollutants “subject to regulation” with emissions exceeding 100 and 250 tons per year. To avoid the broad impact of such low permitting thresholds for greenhouse gas emission sources, on June 3, 2010, EPA promulgated its “Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule,” to add new higher thresholds of 75,000 tons per year carbon dioxide equivalents (“CO2e”) for modifications and 100,000 tons per year CO2e for new sources.

Additionally, EPA has promulgated separate regulations requiring greenhouse gas emission reporting from certain industry sectors, including natural gas production. On October 30, 2009, EPA promulgated a final mandatory greenhouse gas reporting rule which will assist EPA in developing policy approaches to greenhouse gas regulation. This reporting rule became effective on December 29, 2009. On November 30, 2010, EPA promulgated additional mandatory greenhouse gas reporting rules that apply specifically to oil and natural gas production for implementation in 2011.

Though under review by the D.C. Circuit, EPA’s rules promulgated thus far have survived petitions for stay, and thus are currently final and effective, and will remain so unless vacated or remanded by the court, or unless Congress adopts legislation preempting EPA’s regulatory authority to address greenhouse gases under the CAA.

Recent caselaw. Beyond legislative and regulatory developments, there have been several court cases impacting this area of risk for significant greenhouse gas emissions sources. In September 2009, the United States Court of Appeals for the Second Circuit issued its decision in Connecticut v. American Electric Power Co. With this case, the Second Circuit reversed a lower court’s dismissal of plaintiff claims that public utility greenhouse gas emissions created a “public nuisance.” In reversing, the Second Circuit rejected the lower court’s reliance on several defenses, including political question, preemption and lack of standing to dismiss. The U.S. Supreme Court is set to review this case in the spring of 2011 to determine whether EPA’s regulation of greenhouse gas under the CAA supplants federal common law public nuisance claims. The Supreme Courts review of this Second Circuit decision is expected to affect another case involving this issue, Native Village of Kivalina v. ExxonMobil Corp. In Native Village of Kivalina v. ExxonMobil Corp. (order granting defendants’ motion to dismiss for lack of subject matter jurisdiction), was appealed to the Ninth Circuit in November, 2009. The decisions in these cases may expose us, as potentially an emitter of significant direct and indirect emission sources of greenhouse gases, to similar litigation risk.

A third case, North Carolina v. Tennessee Valley Authority, also pending review by the Supreme Court, involves state common law claims which may not be affected by the Supreme Court’s decision in Connecticut v. American Electric Power Co.

International treaties. Other nations have already agreed to regulate emissions of greenhouse gases pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol,” an international treaty pursuant to which participating countries (not including the United States) agreed to reduce their emissions of greenhouse gases to below 1990 levels by 2012. Though the 16th meeting of the Council of the Parties in Mexico in November and December 2010 did not produce a legally binding final agreement, international negotiations continue, with the participation of the United States.

International developments, passage of state or federal climate control legislation or other regulatory initiatives, the adoption of regulations by EPA and analogous state agencies that restrict emissions of greenhouse gases in areas in which we conduct business, or further development of caselaw allowing claims based upon greenhouse gas emissions, could have an adverse effect on our operations and financial condition as a result of material increases in operating and production costs and litigation expense due to expenses associated with monitoring, reporting, permitting and controlling greenhouse gas emissions or litigating claims related to emissions of greenhouse gases, as well as reduced demand for fossil fuels generally.

Potential legislative and regulatory actions could increase our costs, reduce our revenue and cash flow from oil and natural gas sales, reduce our liquidity or otherwise alter the way we conduct our business.

In 2009 and 2010, the administration of President Obama made budget proposals which, if enacted into law by Congress, would have potentially increased and accelerated the payment of federal income taxes by independent producers of oil and natural gas. Proposals included, but were not limited to, repealing the expensing of intangible drilling costs, repealing the percentage depletion allowance, repealing the manufacturing tax deduction for oil and natural gas companies, and increasing the amortization period of geological and geophysical expenses. Legislation which would have implemented the proposed changes was introduced but not enacted. It is unclear whether similar proposals will be forthcoming from the White House in 2011 or subsequent years or whether legislation supporting any such proposals, or designed to accomplish similar objectives, will be introduced or, if introduced, would be enacted into law or, if enacted, how soon resulting changes would become effective. The passage of any legislation designed to implement changes in the U.S. federal income tax laws similar to the changes included in the budget proposals offered by the White House in 2009 and 2010 could eliminate certain tax deductions currently available with respect to oil and gas exploration and development, and any such changes (i) could make it more costly for us to explore for and develop our oil and natural gas resources, and (ii) could negatively affect our financial condition and results of operation.

Certain risks are amplified by the current economic environment.

During 2007, the U.S. and many other countries began to exhibit signs of economic weakness, which continued through 2010. This weakness has had an adverse impact on the global financial system, stressing a number of large financial institutions. Capital constraints coupled with significant energy price volatility have produced pervasive liquidity issues for many companies. Such events have created uncertainty in the economic outlook, and have amplified the potential likelihood of certain risks inherent in our business, such as:

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

•	decreases in domestic consumption or in volumes imported to or produced in the United States and related reductions in transportation, terminalling, or marketing margins.

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

Congress has previously considered legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of bills previously considered before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, these bills, if adopted, could repeal the exemptions for hydraulic fracturing from the Safe Drinking Water Act.

Further, in 2010, EPA initiated a Hydraulic Fracturing Research Study to address concerns that hydraulic fracturing may affect the safety of drinking water. As part of that process, EPA requested and received information from the major fracturing service providers regarding the chemical composition of fluids, standard operating procedures and the sites where they engage in hydraulic fracturing. In February 2011, EPA released its Draft Plan to Study the Potential Impacts of Hydraulic Fracturing on Drinking Water Resources, proposing to study the lifecycle of hydraulic fracturing fluid and providing a comprehensive list of chemicals identified in fracturing fluid and flowback/produced waste. These developments, as well as increased scrutiny of hydraulic fracturing activities by state authorities, municipal location prohibitions and Clean Water Act citizen suit litigation activities arising from discharge of recovered wastewater from hydraulic fracturing operations to municipal wastewater treatment works may result in additional levels of regulation or level of complexity with respect to existing regulation at the federal and state levels. This additional complexity could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

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

In addition to other climate-related risks set forth in this “Risk Factors” section, we are and will be, directly and indirectly, subject to the effects of climate change and are, and most likely will continue to be, affected by government laws and regulations related to climate change. We are currently evaluating compliance costs arising from newly adopted mandatory greenhouse gas reporting rules, and potential compliance costs arising from newly promulgated Clean Air Act reporting and permit regulations for greenhouse gas emissions. These new regulations could be preempted by new federal legislation if enacted. However, we cannot predict with any degree of certainty the ultimate effect possible climate change and government laws and regulations related to climate change will have on our operations. While it is difficult to assess the timing and effect of climate change and pending legislation and regulation related to climate change on our business, we believe that climate change and government laws and regulations related to climate change may affect: (i) the cost of the equipment and services we purchase, (ii) our ability to continue to operate as we have in the past, including drilling, completion and operating methods, (iii) the timeliness of delivery of the materials and services we need and the cost of transportation paid by us and our vendors and other providers of services, (iv) insurance premiums, deductibles and the availability of coverage, (v) the cost of utility services, particularly electricity, in connection with the operation of our properties, and (vi) factors arising from new Clean Air Act greenhouse gas permitting and, or, possible greenhouse gas legislation, in addition to previously identified factors. These potential effects depend upon, but are not limited to, the following considerations: whether and to what extent legislation is enacted, the nature of the legislation (such as a cap and trade system or a tax on emissions); the greenhouse gas reductions required pursuant to either existing Clean Air Act regulatory requirements or new greenhouse gas legislation; the cost and availability of required offsets or emissions reductions; the amount and allocation of possible allowances; costs required to improve facilities and equipment to both monitor and reduce emissions in order to comply with regulatory limits or to mitigate the financial consequences of a greenhouse gas emission limitations; changes to profit or loss arising from increased or decreased demand for oil and natural gas we produce arising directly from legislation or regulation, and indirectly from changes in production costs. In addition, climate change may increase the likelihood of property damage and the disruption of our operations, especially in coastal states. As a result, our financial condition could be negatively impacted by significant climate change and related governmental regulation, and that impact could be material.

The recent adoption of The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price and other risks associated with our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

See Items 1. and 2. Business and Properties—Properties. We also have various operating leases for rental of office space, office and field equipment, and vehicles. See Liquidity and Capital Resources—Contractual Obligations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 13, “Commitments and Contingencies,” to our consolidated financial statements. Such information is incorporated herein by reference.

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

As of March 29, 2011, we had 1,410,235 shares of common stock outstanding held by 25 record holders.

We have not paid any dividends on our common stock in either of the last two years and we do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any future determination relating to our dividend policy will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our board. We are also currently restricted in our ability to pay dividends under our senior secured revolving credit facility. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for more information regarding the restrictions on our ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following historical financial data in connection with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The financial data as of and for each of the five years ended December 31, 2010 was derived from our audited financial statements. Our historical results are not necessarily indicative of results to be expected in future periods.

	Year Ended December 31,
(dollars in thousands)	2010	2009	2008	2007	2006
Operating results data:
Revenues
Oil and natural gas sales	$408,561	$292,387	$501,761	$365,958	$249,180
Gain (loss) from oil and natural gas hedging activities	(29,393)	19,403	(76,417)	(28,140)	(4,166)
Other revenues	4,127	2,864	8,735	2,859	—

Total revenues	383,295	314,654	434,079	340,677	245,014

Costs and expenses
Lease operating	106,127	94,070	120,487	104,469	71,663
Production tax	26,495	20,341	33,815	26,216	18,710
Depreciation, depletion and amortization	109,503	104,193	101,026	85,538	52,299
Loss on impairment of oil & natural gas properties	—	240,790	281,393	—	—
Loss on impairment of other assets	4,150	—	2,900	—	—
General and administrative	29,915	23,741	22,370	21,838	14,659
Litigation settlement	—	2,928	—	—	—
Other expenses	3,148	1,957	7,150	2,493	—

Total costs and expenses	279,338	488,020	569,141	240,554	157,331

Operating income (loss)	103,957	(173,366)	(135,062)	100,123	87,683

Non-operating income (expense)
Interest expense	(83,611)	(90,102)	(86,038)	(87,656)	(45,246)
Non-hedge derivative gains (losses)	38,595	11,169	126,941	(23,781)	(4,677)
Financing costs, net of termination fee	(1,812)	(2,169)	2,100	—	—
Other income	387	13,921	1,394	2,276	792

Net non-operating income (expense)	(46,441)	(67,181)	44,397	(109,161)	(49,131)

Income (loss) from continuing operations before income taxes and non-controlling interest	57,516	(240,547)	(90,665)	(9,038)	38,552
Income tax expense (benefit)	23,803	(89,777)	(34,976)	(3,292)	14,817

Income (loss) from continuing operations	33,713	(150,770)	(55,689)	(5,746)	23,735
Income from discontinued operations, net of related taxes	—	6,452	939	953	—

Income (loss) before non-controlling interest in net loss of subsidiaries	33,713	(144,318)	(54,750)	(4,793)	23,735
Net loss attributable to non-controlling interest	—	—	—	—	(71)

Net income (loss)	$33,713	$(144,318)	$(54,750)	$(4,793)	$23,806

Cash flow data:
Net cash provided by operating activities	$167,702	$98,675	$145,831	$113,070	$89,154
Net cash provided by (used in) investing activities	(264,172)	21,904	(262,905)	(239,069)	(703,804)
Net cash provided by (used in) financing activities	78,164	(99,274)	157,499	128,883	621,855

	As of December 31,
(dollars in thousands)	2010	2009	2008	2007	2006
Financial position data:
Cash and cash equivalents	$55,111	$73,417	$52,112	$11,687	$8,803
Total assets	1,529,292	1,353,920	1,712,836	1,530,898	1,331,435
Total debt	962,087	1,177,007	1,271,589	1,114,237	976,272
Retained earnings (accumulated deficit)	(89,265)	(122,978)	21,340	76,090	80,883
Accumulated other comprehensive income (loss), net of income taxes	34,974	17,618	82,133	(73,839)	(3,946)
Total stockholders’ equity (deficit)	363,557	(4,433)	204,400	103,178	177,864

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

Overview

We are an independent oil and natural gas company engaged in the production, exploitation and acquisition of oil and natural gas properties. In 2010, we reorganized our oil and natural gas assets into enhanced oil recovery (“EOR”) project areas and non-EOR(“conventional”) productive basins. Our primary areas of operation using conventional recovery methods are the Anadarko Basin Area, Central Oklahoma Area, and the Permian Basin Area. We maintain a portfolio of proved reserves, development and exploratory drilling opportunities, and EOR projects. As of December 31, 2010, we had estimated proved reserves of 149.3 MMBoe, including EOR reserves of 30.5 MMBoe, with a PV-10 value of approximately $1.8 billion. Our reserves were 66% proved developed and 63% crude oil.

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

Generally our producing properties have declining production rates. Our December 31, 2010 reserve estimates reflect that our production rate on current proved developed producing reserve properties will decline at annual rates of approximately 16%, 12%, and 10% for the next three years. To grow our production and cash flow we must find, develop and acquire new oil and natural gas reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop and acquire oil and natural gas reserves.

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

The following are material events that have impacted liquidity or results of operations in 2010 and/or are expected to impact these items in future periods:

•

8.25% Senior Notes due 2021. On February 22, 2011, we issued $400.0 million aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes due 2015, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with the issuance of the 8.25% Senior Notes and the repurchase or redemption of our 8.5% Senior Notes due 2015, we capitalized approximately $8.5 million of issuance costs related to underwriting and other fees and we expensed approximately $15.0 million of repurchase- and redemption-related costs.

•

9.875% Senior Notes due 2020. On September 16, 2010, we issued $300.0 million aggregate principal amount of 9.875% Senior Notes maturing on October 1, 2020. The net proceeds from the issuance of the notes were used to pay down outstanding amounts under our senior secured revolving credit facility and for working capital. In connection with the issuance of the 9.875% Senior Notes, we recorded a discount of $7.0 million and capitalized $6.6 million of issuance costs related to underwriting and other fees.

•

Stock purchase agreement. On April 12, 2010, we closed the sale of an aggregate of 475,043 shares of our common stock to CCMP Capital Investors II (AV-2), L.P., CCMP Energy I LTD., and CCMP Capital Investors (Cayman) II, L.P. (collectively, “CCMP”). Proceeds from the sale were $313.2 million, net of fees and other expenses of $11.8 million, and were used to repay amounts owing under our prior credit facility. See Note 10 to our consolidated financial statements for additional information regarding this transaction.

•

Senior secured revolving credit facility. In connection with the closing of the sale of our common stock to CCMP, we entered into and closed our Eighth Restated Credit Agreement (our “senior secured revolving credit facility”), which had an initial borrowing base of $450.0 million, is collateralized by our oil and natural gas properties, and is scheduled to mature on April 12, 2014. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under the senior secured revolving credit facility, to repay the amounts owing under our Seventh Restated Credit Agreement (our “prior credit facility”). During the second quarter of 2010, we recorded expenses for derivative novation and break fees and the write off of prepaid bank fees associated with our prior credit facility of $3.1 million, and we recorded deferred financing costs associated with the closing of our senior secured revolving credit facility of $10.9 million. As a result of the issuance of our 9.875% Senior Notes due 2020, our borrowing base was reduced from $450.0 million to $375.0 million, effective September 16, 2010. The borrowing base of $375.0 million was reaffirmed effective November 23, 2010.

•

2010 Equity Incentive Plan. We adopted the Chaparral Energy, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”) on April 12, 2010. The 2010 Plan reserves a total of 86,301 shares of our class A common stock for awards issued under the 2010 Plan. All of our or our affiliates’ employees, officers, directors, and consultants, as defined in the 2010 Plan, are eligible to participate in the 2010 Plan. Our Board of Directors has approved awards of restricted stock under the 2010 Plan totaling 51,346 shares of our class A common stock. These initial awards are subject to performance, service, and market vesting conditions. During 2010, we recorded stock-based compensation expense of $2.4 million associated with these awards. See Note 11 to our consolidated financial statements for additional information regarding stock-based compensation.

•

Capital expenditure budget. During 2010, we expended a significant portion of the proceeds from our sale of stock to CCMP for our oil and natural gas properties. We have accordingly reduced our capital expenditure budget for 2011 to $250.0 million. Our 2011 capital budget allocates $157.0 million to conventional oil and natural gas exploration and production activities. The remaining $93.0 million, or 37%, of the capital budget is allocated to the development of our EOR assets, and represents a substantial increase in capital being directed toward development of our EOR assets. The increased focus on EOR reduces near term growth opportunities but enhances longer term growth and is consistent with our strategy of driving near term growth with developmental drilling and long term growth through EOR development.

Liquidity and capital resources

Historically, our primary sources of liquidity have been cash generated from our operations and debt. On April 12, 2010, we sold an aggregate of 475,043 shares of our common stock to CCMP for proceeds of $313.2 million, net of fees and other expenses of $11.8 million. In connection with our sale of common stock to CCMP, we entered into and closed our senior secured revolving credit facility, which had an initial borrowing base of $450.0 million, is collateralized by our oil and natural gas properties, and is scheduled to mature on April 12, 2014. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under our senior secured revolving credit facility, to repay the amounts owing under our prior credit facility.

On September 16, 2010, we issued $300.0 million aggregate principal amount of 9.875% Senior Notes maturing on October 1, 2020. We used the proceeds from the 9.875% Senior Notes due 2020 to pay down outstanding amounts under our senior secured revolving credit facility and for working capital. As a result of our issuance of the 9.875% Senior Notes due 2020, the borrowing base under our senior secured revolving credit facility was reduced from $450.0 million to $375.0 million.

We pledge our producing oil and natural gas properties to secure our senior secured revolving credit facility. The banks establish a borrowing base by making an estimate of the collateral value of our oil and natural gas properties. We have the capacity to utilize the available funds to supplement our operating cash flows as a financing source for our capital expenditures. If oil and natural gas prices decrease from the amounts used in estimating the collateral value of our oil and natural gas properties, the borrowing base may be reduced, thus reducing funds available under the borrowing base. We mitigate a potential reduction in our borrowing base caused by a decrease in oil and natural gas prices through the use of commodity derivatives.

Covenants set forth in the indentures for our Senior Notes, including the ACNTA test, limit the amount of secured debt we can incur. Certain thresholds set forth in the ACNTA test are principally reliant upon the levels of commodity prices for crude oil and natural gas at specified dates.

Sources and uses of cash

Our net increase (decrease) in cash is summarized as follows:

	Year ended December 31,
(dollars in thousands)	2010	2009	2008
Cash flows provided by operating activities	$167,702	$98,675	$145,831
Cash flows provided by (used in) investing activities	(264,172)	21,904	(262,905)
Cash flows provided by (used in) financing activities	78,164	(99,274)	157,499

Net increase (decrease) in cash during the period	$(18,306)	$21,305	$40,425

Substantially all of our cash flow from operating activities is from the production and sale of oil and natural gas, reduced or increased by associated hedging activities. Cash inflows from oil and natural gas sales net of hedging settlements and cash outflows for operating expenses both increased significantly from 2009 to 2010 as commodity prices rose, after having decreased sharply from 2008 to 2009 due to the decline in commodity prices. Operating cash flows also include production tax credits of $0, $13.7 million, and $1.0 million for the years ended December 31, 2010, 2009, and 2008, respectively. This source of cash received will not be available in future periods. Primarily as a result of the above activity, cash flows from operating activities increased by 70% from 2009 to 2010 after having decreased by 32% from 2008 to 2009.

We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. For the years ended December 31, 2010, 2009, and 2008, cash flows provided by operating activities were approximately 54%, 55%, and 48%, respectively, of cash used for the purchase of property and equipment and oil and natural gas properties.

During 2010, 2009, and 2008, the early monetization of derivatives provided investing cash inflows of $7.1 million, $111.9 million, and $32.6 million, respectively, and the return of our prepaid production tax credits provided investing cash inflows of $0, $13.5 million, and $1.1 million, respectively. Cash flows provided by investing activities for the year ended December 31, 2009 also included proceeds of $25.3 million from the sale of the Electric Submersible Pumps (“ESP”) and Chemicals divisions of Green Country Supply, Inc. (“GCS”), a wholly owned subsidiary.

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

Net cash provided by (used in) financing activities was $78.2 million, $(99.3) million, and $157.5 million, during 2010, 2009, and 2008, respectively. On April 12, 2010, we sold an aggregate of 475,043 shares of our common stock to CCMP for proceeds of $313.2 million, net of fees and other expenses of $11.8 million, and we entered into and closed our senior secured revolving credit facility. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under our senior secured revolving credit facility, to repay the amounts owing under our prior credit facility. On September 16, 2010, we issued $300.0 million aggregate principal amount of 9.875% Senior Notes maturing on October 1, 2020, for net proceeds of $293.0 million, less fees and other expenses of $6.6 million. As a result of the issuance of our 9.875% Senior Notes due 2020, the borrowing base under our senior secured revolving credit facility was reduced from $450.0 million to $375.0 million, and proceeds from the issuance of $206.0 million were used to pay down outstanding amounts under the facility. The remaining $80.4 million was used for working capital.

As a result of our early monetization of derivatives in the second quarter of 2009, the borrowing base under our prior credit facility was reduced from $600.0 million to $513.0 million, and proceeds from the monetization of $87.0 million were paid to the banks. Borrowings under our prior credit facility were $147.0 million in 2008, and were used to finance our capital expenditures.

Capital expenditures

During the second quarter of 2010, we expanded our oil and natural gas property capital expenditure budget for 2010 from $268.0 million to $310.0 million in order to accelerate our development program. Our actual costs incurred for the year ended December 31, 2010 and our budgeted 2011 capital expenditures for oil and natural gas properties are summarized by area in the following table:

	Year ended December 31, 2010
(dollars in thousands)	Acquisitions	Drilling	Enhancements	Total(1)	Percent of total	Budgeted 2011 capital expenditures	Percent of total
Enhanced Oil Recovery Project Areas(2)	$7,451	$16,730	$28,792	$52,973	16%	$93,000	37%
Anadarko Basin Area	6,147	86,997	6,360	99,504	31%	71,000	29%
Central Oklahoma	2,676	25,964	8,193	36,833	11%	35,000	14%
Permian Basin Area	5,884	45,796	7,599	59,279	18%	21,000	8%
Other	19,362	47,270	12,043	78,675	24%	30,000	12%

Total	$41,520	$222,757	$62,987	$327,264	100%	$250,000	100%

(1)	Includes $1.5 million of additions relating to increases in our asset retirement obligations.
(2)	Drilling and enhancements include $7.9 million of additions relating to conventional assets located in our EOR project areas and $9.8 million for CO2 support facilities and pipelines.

In addition to our capital expenditures for oil and natural gas properties, we spent approximately $16.6 million for property and equipment during 2010.

During 2010, we expended a significant portion of the proceeds from our sale of stock to CCMP for our oil and natural gas properties. We have accordingly reduced our capital expenditure budget for 2011 to $250.0 million. Despite this reduction, we expect production for 2011 to increase compared to 2010. We are currently drilling a number of wells that we expect will support our production throughout 2011, and these wells are expected to be completed and on line during the first and second quarters of 2011. However, we cannot accurately predict the timing or level of future production.

Our budgeted capital expenditures for oil and natural gas properties for the year ended December 31, 2011 are summarized by area in the following table:

(dollars in thousands)	Budgeted 2011 capital expenditures
Enhanced Oil Recovery	$93,000
Acquisitions	5,000
Conventional drilling	126,000
Enhancements	26,000

Total	$250,000

Our 2011 capital budget reflects a substantial increase in capital being directed toward development of EOR assets. The increased focus on EOR reduces near-term growth opportunities but enhances longer-term growth, and is consistent with our strategy of driving near-term growth with developmental drilling and long-term growth through EOR development. The EOR capital budget of $93.0 million includes approximately $42.0 million for project infrastructure, including CO2 transmission lines and compression facilities, $27.0 million for enhancements and CO2 purchases, and $24.0 million for drilling.

We continually evaluate our capital needs and compare them to our capital resources. Our actual expenditures during 2011 may be higher or lower than our budgeted amounts. Our level of exploration and development expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows and development results, among other factors.

As of December 31, 2010, we had cash and cash equivalents of $55.1 million and long-term debt obligations of $962.1 million.

Credit Agreements

As of December 31, 2009, we were party to our prior credit facility, which was scheduled to mature on October 31, 2010, and was collateralized by our oil and natural gas properties.

On April 12, 2010, in connection with the closing of our stock purchase agreement with CCMP, we entered into and closed our senior secured revolving credit facility, which had an initial borrowing base of $450.0 million, is collateralized by our oil and natural gas properties, and matures on April 12, 2014. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under our senior secured revolving credit facility, to repay the amounts owing under our prior credit facility. During the second quarter of 2010, we recorded expenses for derivative novation and break fees and the write off of prepaid bank fees associated with our prior credit facility of $3.1 million and we recorded deferred financing costs associated with the closing of our senior secured revolving credit facility of $10.9 million.

The terms of our senior secured revolving credit facility are described below. The terms of our prior credit facility were substantially similar to those contained in our senior secured revolving credit facility. All discussions of interest rates and ratios as of dates prior to April 12, 2010 relate to our prior credit facility.

Availability under our senior secured revolving credit facility is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. As a result of the issuance of our 9.875% Senior Notes due 2020, the borrowing base was reduced from $450.0 million to $375.0 million effective September 16, 2010. Effective November 23, 2010, the borrowing base was reaffirmed at $375.0 million.

Borrowings under our senior secured revolving credit facility are made, at our option, as either Eurodollar loans or Alternate Base Rate (“ABR”) loans.

Interest on Eurodollar loans is computed at the Adjusted LIBO Rate, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in our senior secured revolving credit facility, plus a margin where the margin varies from 2.50% to 3.50% depending on the utilization percentage of the conforming borrowing base. From April 12, 2010 until October 12, 2010, the margin was fixed at 3.00%. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.

Interest on ABR loans is computed as the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in our senior secured revolving credit facility, plus 1/2 of 1%, or (3) the Adjusted LIBO Rate, as defined in our senior secured revolving credit facility, plus 1%; plus a margin where the margin varies from 1.625% to 2.625%, depending on the utilization percentage of the borrowing base.

Commitment fees of 0.50% accrue on the unused portion of the borrowing base amount and are included as a component of interest expense. We have the right to make prepayments of the borrowings at any time without penalty or premium.

Our senior secured revolving credit facility contains restrictive covenants that may limit our ability, among other things, to:

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

Our senior secured revolving credit facility requires us to maintain a current ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our senior secured revolving credit facility, we consider the current ratio calculated under our senior secured revolving credit facility to be a useful measure of our liquidity because it includes the funds available to us under our senior secured revolving credit facility and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At December 31, 2010 and 2009, our current ratio as computed using GAAP was 0.87 and 1.38, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 3.78 and 1.51, respectively. The following table reconciles our current assets and current liabilities using GAAP to the same items for purposes of calculating the current ratio for our loan compliance:

(dollars in thousands)	December 31, 2010	December 31, 2009
Current assets per GAAP	$142,348	$161,682
Plus—Availability under senior secured revolving credit facility	374,080	3,145
Less—Short-term derivative instruments	(1,429)	(18,226)
Less—Deferred tax asset on derivative instruments and asset retirement obligations	(9,655)	(1,079)

Current assets as adjusted	$505,344	$145,522

Current liabilities per GAAP	$163,347	$117,529
Less—Short term derivative instruments	(28,853)	(20,677)
Less—Short-term asset retirement obligation	(690)	(300)

Current liabilities as adjusted	$133,804	$96,552

Current ratio for loan compliance	3.78	1.51

Our senior secured revolving credit facility also requires us to maintain, to the extent borrowings are outstanding, a Consolidated Total Debt to Consolidated EBITDAX ratio, or to the extent no borrowings are outstanding, a Consolidated Net Debt to Consolidated EBITDAX ratio, as defined in our senior secured revolving credit facility, of not greater than:

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

In July 2010, we amended the definition of Consolidated EBITDAX in our senior secured revolving credit facility to (1) permit cash proceeds received from the early monetization of derivatives to be included in the calculation of Consolidated EBITDAX, to the extent that such monetizations, in any period between scheduled redeterminations, do not exceed 5% of the borrowing base then in effect, and (2) permit the exclusion from the calculation of Consolidated EBITDAX of up to $4.5 million in one-time cash expenses associated with our financing transactions that were incurred and paid during the second quarter of 2010.

Our senior secured revolving credit facility also specifies events of default, including:

•	our failure to pay principal or interest under our senior secured revolving credit facility when due and payable;

•	our representations or warranties proving to be incorrect, in any material respect, when made or deemed made;

•	our failure to observe or perform certain covenants, conditions or agreements under our senior secured revolving credit facility;

•	our failure to make payments on certain other material indebtedness when due and payable;

•	the occurrence of any event or condition that requires the redemption or repayment of, or an offer to redeem or repay, certain other material indebtedness prior to its scheduled maturity;

•

the commencement of a voluntary or involuntary proceeding seeking liquidation, reorganization or other relief, or the appointment of a receiver, trustee, custodian or other similar official for us or our subsidiaries, and the proceeding or petition continues undismissed for 60 days or an order approving the foregoing is entered;

•	our inability, admission or failure generally to pay our debts as they become due;

•	the entry of a final, non-appealable judgment for the payment of money in excess of $5.0 million that remains undischarged for a period of 60 consecutive days;

•	a Change of Control (as defined in our senior secured revolving credit facility); and

•

the occurrence of a default under any permitted bond document, which such default continues unremedied or is not waived prior to the expiration of any applicable grace or cure under any permitted bond document.

If the outstanding borrowings under our senior secured revolving credit facility were to exceed the borrowing base as a result of a redetermination, we would be required to eliminate this excess. Within 10 days after receiving notice of the new borrowing base, we would be required to make an election: (1) to repay a portion of our bank borrowings in the amount of the excess either in a lump sum within 30 days or in equal monthly installments over a six-month period, (2) to submit within 30 days additional oil and natural gas properties we own for consideration in connection with the determination of the borrowing base sufficient to eliminate the excess or (3) to eliminate the excess through a combination of repayments and the submission of additional oil and natural gas properties within 30 days.

Senior Notes

Senior Notes at December 31, 2010 and December 31, 2009 consisted of the following:

	December 31,
(dollars in thousands)	2010	2009
8.5% Senior Notes due 2015	$325,000	$325,000
8.875% Senior Notes due 2017(1)	325,000	325,000
9.875% Senior Notes due 2020(2)	300,000	—
Discount on Senior Notes due 2017	(1,901)	(2,123)
Discount on Senior Notes due 2020	(6,865)	—

	$941,234	$647,877

(1)	As part of the indenture, we entered into a registration rights agreement in which we agreed to file a registration statement with the Securities and Exchange Commission related to an offer to exchange the notes for an issue of registered notes within 270 days of the closing date. The exchange offer was not completed within the 270-day period ending October 15, 2007 as required by the registration rights agreement. As a result, we accrued liquidated damages of $0.3 million during the year ended December 31, 2007. On February 29, 2008, we completed the exchange offer, and liquidated damages ceased to accrue as of that date. Total liquidated damages paid in 2008 were $0.4 million.
(2)	As part of the indenture, we entered into a registration rights agreement in which we agreed to file a registration statement with the Securities and Exchange Commission related to an offer to exchange the notes for an issue of registered notes within 270 days of the closing date. If we fail to complete the exchange offer within 270 days after the closing date, we will be required to pay liquidated damages equal to 0.25% per annum of the principal amount of the notes for the first 90 days after the target registration date. After the first 90 days, the rate increases an additional 0.25% for each additional 90 days, up to a total of 1.0%.

The Senior Notes are our senior unsecured obligations, rank equally in right of payment with all of our existing and future senior indebtedness, and rank senior to all of our existing and future subordinated debt. The payment of the principal, interest and premium on the Senior Notes is fully and unconditionally guaranteed on a senior unsecured basis by our material existing and future domestic restricted subsidiaries, as defined in the indentures.

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

We and our restricted subsidiaries are subject to certain negative and financial covenants under the indentures governing the Senior Notes. The provisions of the indentures limit our and our restricted subsidiaries’ ability to, among other things:

•	incur or guarantee additional indebtedness, or issue preferred stock;

•	pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness;

•	make investments;

•	incur liens;

•	create any consensual limitation on the ability of our restricted subsidiaries to pay dividends, make loans or transfer property to us;

•	engage in transactions with our affiliates;

•	sell assets, including capital stock of our subsidiaries;

•	consolidate, merge or transfer assets; and

•	enter into other lines of business.

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

Contractual obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2010:

(dollars in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt:(1)
Commitment fees on senior secured revolving credit facility	$1,875	$3,750	$531	$—	$6,156
Senior Notes, including estimated interest(2)	86,094	172,188	494,885	796,966	1,550,133
Other long-term notes, including estimated interest	5,118	5,875	3,238	14,515	28,746
Capital leases, including estimated interest	124	10	—	—	134
Abandonment obligations	690	1,380	1,380	38,245	41,695
Derivative obligations	28,853	2,482	—	—	31,335
Purchase commitments	6,911	3,641	—	—	10,552

Total	$129,665	$189,326	$500,034	$849,726	$1,668,751

(1)	As of December 31, 2010, we had no off-balance sheet arrangements.
(2)	On February 22, 2011, we issued $400.0 million aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes due 2015, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes. Our annual interest payments are expected to increase by approximately $5.4 million as a result of these transactions.

We have open purchase orders for inventory totaling $3.3 million at December 31, 2010.

We have a long-term contract to purchase CO2 manufactured at an existing ethanol plant. We are currently purchasing approximately nine MMcf/d of CO2 under this contract, and we expect to purchase an average of approximately 12 MMcf/d over the fifteen-year contract term, which began on May 1, 2009. Purchases under this contract were $0.3 million, $0.1 million and $0 during 2010, 2009, and 2008, respectively. Pricing under the contract is variable over time and the contract has renewal language.

We have rights under two additional contracts that require us to purchase CO2 for EOR projects. Under one of these contracts, we are currently purchasing an average of approximately 16 MMcf/d and expect our purchases to remain at that level over the remaining contract term, which expires in February 2021. Purchases under this contract were $1.0 million, $0.6 million, and $0.7 million during 2010, 2009, and 2008, respectively. Under the second of these contracts, we as unit operator have nominated to purchase 10 MMcf/d of CO2 through 2012, and are currently purchasing approximately nine MMcf/d of CO2 under this contract. Purchases under this contract, which include transportation charges, were $1.5 million, $3.2 million, and $3.2 million during 2010, 2009, and 2008, respectively. The contract expires in 2016. We may terminate or permanently reduce our purchase rate under this contract at the end of any calendar year with 13 months notice. Pricing under both of these contracts is dependent on certain variable factors, including the price of oil.

On March 24, 2011, we signed a long-term contract to purchase up to 100% of CO2 emissions from an existing nitrogen fertilizer plant that produces approximately 40 MMcf/d of CO2 for injection into our North Burbank Unit. The initial term of the contract is 20 years from commencement of operations of the compression facilities and pipeline, and the contract has renewal language. Pricing under the contract is fixed for the first five contract years and variable thereafter. The contract will terminate automatically unless we begin construction of compression facilities by December 2011. Beginning no later than July 2013, and assuming the fertilizer plant produces and delivers a specified quality of CO2, we will be obligated to purchase an average of approximately 32 MMcf/d over the first ten contract years or pay for any deficiencies at the price in effect when the minimum delivery was to have occurred. Based on current prices, we estimate our minimum purchase obligation under the contract to be approximately $28.0 million over the first ten contract years. After the first ten contract years, we may permanently reduce up to 100% of our purchase rate under this contract with six months notice.

Results of operations

Overview

Production has increased in each of the last three years. However, oil and natural gas price volatility has had a significant impact on our revenues and cash flows from operations. Average sales prices and oil and natural gas sales increased by 33% and 40%, respectively, from 2009 to 2010 after having decreased by 46% and 42%, respectively, from 2008 to 2009. In addition, we recorded non-cash pre-tax ceiling test impairments of our oil and natural gas properties of $0, $240.8 million, and $281.4 million in 2010, 2009, and 2008, respectively. As a result of these and other transactions discussed below, we had net income of $33.7 million in 2010 compared to a net loss of $144.3 million and $54.8 million in 2009 and 2008, respectively.

	Year ended December 31,
	2010	2009	2008
Production (MBoe)	8,050	7,638	7,072

Oil and natural gas sales (in thousands)	$408,561	$292,387	$501,761
Net income (loss) (in thousands)	$33,713	$(144,318)	$(54,750)

Cash flow from operations (in thousands)	$167,702	$98,675	$145,831

Revenues and production

The following table presents information about our oil and natural gas sales before the effects of commodity derivative settlements:

	Year ended December 31,		Percentage	Year ended December 31,	Percentage
	2010	2009	change	2008	change
Oil and natural gas sales (dollars in thousands)
Oil	$305,042	$213,207	43.1%	$348,907	(38.9)%
Natural gas	103,519	79,180	30.7%	152,854	(48.2)%

Total	$408,561	$292,387	39.7%	$501,761	(41.7)%

Production
Oil (MBbls)	4,093	3,874	5.7%	3,773	2.7%
Natural gas (MMcf)	23,742	22,584	5.1%	19,795	14.1%

MBoe	8,050	7,638	5.4%	7,072	8.0%

Average sales prices (excluding derivative settlements)
Oil per Bbl	$74.53	$55.04	35.4%	$92.47	(40.5)%
Natural gas per Mcf	$4.36	$3.51	24.2%	$7.72	(54.5)%

Average price per Boe	$50.75	$38.28	32.6%	$70.95	(46.0)%

Oil and natural gas revenues increased $116.2 million, or 40%, to $408.6 million during 2010 due to a 33% increase in the average price per Boe, combined with a 5% increase in sales volumes. Oil and natural gas revenues decreased $209.4 million, or 42%, to $292.4 million during 2009 due to a 46% decrease in the average price per Boe, partially offset by an 8% increase in sales volumes.

The relative impact of changes in commodity prices and sales volumes on our oil and natural gas sales before the effects of derivative settlements is shown in the following table:

	Year ended December 31,
	2010 vs. 2009		2009 vs. 2008
(dollars in thousands)	Sales increase	Percentage change in sales	Sales increase (decrease)	Percentage change in sales
Change in oil sales due to:
Prices	$79,782	37.4%	$(145,040)	(41.6)%
Production	12,053	5.7%	9,340	2.7%

Total increase (decrease) in oil sales	$91,835	43.1%	$(135,700)	(38.9)%

Change in natural gas sales due to:
Prices	$20,279	25.6%	$(95,210)	(62.3)%
Production	4,060	5.1%	21,536	14.1%

Total increase (decrease) in natural gas sales	$24,339	30.7%	$(73,674)	(48.2)%

Production volumes by area were as follows (MBoe):

	Year ended December 31,		Percentage	Year ended December 31,	Percentage
	2010	2009	change	2008	change
Enhanced Oil Recovery Project Areas	1,079	920	17.3%	875	5.1%
Anadarko Basin Area	2,506	2,152	16.4%	2,019	6.6%
Central Oklahoma	1,935	1,902	1.7%	1,836	3.6%
Permian Basin Area	1,500	1,625	(7.7)%	1,116	45.6%
Other	1,030	1,039	(0.9)%	1,226	(15.3)%

Total	8,050	7,638	5.4%	7,072	8.0%

Production increased in our EOR project areas due to acquisition and development activities. The increase in production in the Anadarko Basin Area is primarily due to our participation in six Atoka Wash wells, which came online during the first quarter of 2010 and accounted for approximately 4% of our total production during 2010. We also drilled two Cleveland Sand horizontal wells that came online during the first and second quarters of 2010 and accounted for approximately 1% of our total production during 2010.

The decrease in production in the Permian Basin Area during 2010 is primarily due to the decline in production from the Bowdle 47 No. 2, which began selling natural gas in late November 2008 and accounted for approximately 5% and 9% of total production in 2010 and 2009, respectively. We have drilled and completed an offset, the Bowdle 47 No. 4, which came online in late April of 2010 and accounted for approximately 2% of our total production during 2010.

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

Entering into derivative instruments allows us to predict with greater certainty the effective prices we will receive for associated oil and natural gas production. We closely monitor the fair value of our derivative contracts and may elect to settle a contract prior to its scheduled maturity date in order to lock in a gain or loss. Our derivative activities are dynamic to allow us to respond to the volatile commodity markets.

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements, excluding derivative monetizations, on realized prices:

	Year ended December 31,
	2010	2009	2008
Oil (per Bbl):
Before derivative settlements	$74.53	$55.04	$92.47
After derivative settlements	$71.91	$56.36	$71.95
Post-settlement to pre-settlement price	96.5%	102.4%	77.8%

Natural gas (per Mcf):
Before derivative settlements	$4.36	$3.51	$7.72
After derivative settlements	$6.20	$5.32	$7.38
Post-settlement to pre-settlement price	142.2%	151.6%	95.6%

The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

	As of December 31,
(dollars in thousands)	2010	2009	2008
Derivative assets (liabilities):
Natural gas swaps	$32,408	$30,340	$13,312
Oil swaps	(58,200)	(68,551)	111,416
Natural gas collars	—	14,065	21,682
Oil collars	1,509	12,290	57,716
Natural gas basis differential swaps	(5,623)	(14,964)	1,618

Net derivative asset (liability)	$(29,906)	$(26,820)	$205,744

Effective April 1, 2010, we elected to de-designate all of our commodity derivative contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively. As a result, all gains and losses from changes in the fair value of our derivative contracts subsequent to March 31, 2010 are recognized immediately in non-hedge derivative gains in the consolidated statement of operations. This can have a significant impact on our results of operations due to the volatility of the underlying commodity prices. Prior to March 31, 2010, a portion of the change in fair value was deferred through other comprehensive income. As of December 31, 2010, accumulated other comprehensive income (loss) (“AOCI”) consists of deferred net gains of $56.4 million ($35.0 million net of tax) related to discontinued cash flow hedges that will be recognized as gains (losses) from oil and natural gas hedging activities through December 2013 as the hedged production is sold.

The effects of derivative activities on our results of operations and cash flows were as follows:

	Year ended December 31,
	2010		2009		2008
(dollars in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)
Gain (loss) from oil and natural gas hedging activities:
Oil swaps	$(25,399)	$(5,504)	$14,114	$(2,349)	$7,770	$(73,170)
Natural gas swaps	1,510	—	7,638	—	4,779	(15,796)

Gain (loss) from oil and natural gas hedging activities	$(23,889)	$(5,504)	$21,752	$(2,349)	$12,549	$(88,966)

Non-hedge derivative gains (losses):
Oil swaps and collars	$(8,660)	$(5,225)	$(30,791)	$7,490	$80,297	$(4,258)
Natural gas swaps and collars	(7,769)	53,728	9,455	46,100	24,144	3,086
Natural gas basis differential contracts	9,341	(10,110)	(16,582)	(5,189)	1,079	5,970
Derivative monetizations	193	7,097	(111,188)	111,874	(15,966)	32,589

Non-hedge derivative gains (losses)	$(6,895)	$45,490	$(149,106)	$160,275	$89,554	$37,387

Total gains (losses) from derivative activities	$(30,784)	$39,986	$(127,354)	$157,926	$102,103	$(51,579)

We reclassified into earnings $25.4 million in losses associated with oil derivatives for which hedge accounting has been discontinued, and we made payments on oil hedges of $5.5 million in 2010. In addition, due primarily to an increase in average NYMEX forward strip oil prices as of December 31, 2010 compared to December 31, 2009, combined with high oil prices prevalent during the period, we recognized a non-hedge loss on oil derivatives of $13.9 million in 2010.

Due to the low oil prices prevalent during 2009, we received proceeds from oil derivatives of $5.1 million; however, we recognized non-cash losses on oil derivatives of $16.7 million in 2009 primarily due to the significant improvement in average NYMEX forward strip oil prices as of December 31, 2009 compared to December 31, 2008. This included gains of $14.5 million reclassified into earnings that were associated with derivatives for which hedge accounting was discontinued in 2008.

Due primarily to low natural gas prices prevalent during the periods, we recognized non-hedge gains on natural gas derivatives of $46.0 million and $55.6 million during 2010 and 2009, respectively. In addition, we reclassified into earnings gains of $1.5 million and $7.6 million in 2010 and 2009, respectively, which were associated with derivatives for which hedge accounting was discontinued in 2008.

Due primarily to the high commodity prices prevalent during the first nine months of 2008, we made payments on oil and natural gas derivatives of $77.4 million and $12.7 million, respectively. However, these losses were offset by non-cash gains on oil and natural gas derivatives of $88.1 million and $28.9 million, respectively, which resulted from the decline in the NYMEX forward strip oil and natural gas prices as of December 31, 2008 compared to December 31, 2007.

During 2010, losses on natural gas basis differential contracts were $0.8 million, primarily due to low basis differentials prevalent during the period, partially offset by lower average contractual prices and higher differentials indicated by the forward commodity price curves as of December 31, 2010 compared to December 31, 2009. During 2009, losses on natural gas basis differential contracts were $21.8 million, primarily due to lower differentials indicated by the forward commodity price curves as of December 31, 2009 compared to December 31, 2008. Gains on natural gas basis differential swaps were $7.0 million in 2008, primarily due to high differentials during 2008.

During 2010, we unwound and monetized oil swaps and collars and natural gas collars with original settlement dates from April 2010 through December 2012 for net proceeds of $7.1 million, and we recognized gains of $7.3 million associated with these transactions. During 2009, we monetized natural gas swaps with original settlement dates from May through October of 2009 and oil swaps and collars with original settlement dates from January 2012 through December 2013 for total net proceeds of $111.9 million. As a result of these transactions, gains of $0.7 million were recognized in earnings during 2009, and gains of $81.9 million were deferred through AOCI. During 2008, we monetized oil and natural gas swaps and collars with original settlement dates from January through June of 2009 for proceeds of $32.6 million. As a result of this monetization, gains of $16.6 million were recognized in earnings, and gains of $17.9 million were deferred through AOCI.

Primarily as a result of the above transactions, total gains on derivative activities recognized in our statements of operations were $9.2 million, $30.6 million and $50.5 million in 2010, 2009 and 2008, respectively.

Lease operating expenses

	Year ended			Year ended
	December 31,		Percentage	December 31,	Percentage
	2010	2009	change	2008	change
Lease operating expenses (in thousands)	$106,127	$94,070	12.8%	$120,487	(21.9)%

Lease operating expenses per Boe	$13.18	$12.32	7.0%	$17.04	(27.7)%

Lease operating costs are sensitive to changes in demand for field equipment, services, and qualified operational personnel, which is driven by demand for oil and natural gas. However, the timing of changes in operating costs may lag behind changes in commodity prices. Our lease operating expenses increased by 13% from 2009 to 2010 after having decreased by 22% from 2008 to 2009, which is consistent, though not commensurate, with the changes in commodity prices during the same periods.

During 2010, lease operating expenses increased $12.1 million, or $0.86 per Boe, compared to 2009, primarily due to our increased activity combined with the upward pressure on operating and service costs associated with the improvement in commodity prices during 2010. Electricity and fuel costs and workover costs increased by $3.8 million and $1.1 million, respectively, for operated properties from 2009 to 2010.

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

Production taxes (which include ad valorem taxes)

	Year ended			Year ended
	December 31,		Percentage	December 31,	Percentage
	2010	2009	change	2008	change
Production taxes (in thousands)	$26,495	$20,341	30.3%	$33,815	(39.8)%

Production taxes per Boe	$3.29	$2.66	23.7%	$4.78	(44.4)%

Production taxes generally change in proportion to oil and natural gas sales. The increase in production taxes from 2009 to 2010 was primarily due to the 33% increase in average realized prices, combined with a 5% increase in production volumes. The decrease in production taxes from 2008 to 2009 was due primarily to the 46% decrease in average realized prices, partially offset by an 8% increase in production volumes.

Depreciation, depletion and amortization (“DD&A”) and losses on impairment

	Year ended			Year ended
	December 31,		Percentage	December 31,	Percentage
	2010	2009	change	2008	change
DD&A (in thousands):
Oil and natural gas properties	$96,676	$92,561	4.4%	$91,316	1.4%
Property and equipment	9,567	8,705	9.9%	6,998	24.4%
Accretion of asset retirement obligation	3,260	2,927	11.4%	2,712	7.9%

Total DD&A	$109,503	$104,193	5.1%	$101,026	3.1%

DD&A per Boe:
Oil and natural gas properties	$12.01	$12.12	(0.9)%	$12.91	(6.1)%
Other fixed assets	1.59	1.52	4.6%	1.38	10.1%

Total DD&A per Boe	$13.60	$13.64	(0.3)%	$14.29	(4.5)%

We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and costs, and thus our DD&A rate could change significantly in the future. DD&A on oil and natural gas properties increased $4.1 million from 2009 to 2010. Higher production volumes increased DD&A by $5.0 million, which was offset by a $0.9 million reduction in DD&A due to a lower rate per equivalent unit of production. Our DD&A rate per equivalent unit of production decreased $0.11 to $12.01 per Boe, primarily due to increased reserves, partially offset by higher estimated future development costs for proved undeveloped reserves.

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

Our DD&A expense for property and equipment increased in both 2010 and 2009, primarily due to drilling rigs that were acquired and placed into service in 2010 and 2008 and the expansion of our corporate office space during 2008.

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

Our estimates of oil and natural gas reserves as of December 31, 2010 and 2009 were prepared using an average price for oil and natural gas based upon the first day of each month for the prior twelve months as required by the SEC’s Modernization of Oil and Gas Reporting and the updated guidance of the Financial Accounting Standards Board (“FASB”) relating to Oil and Gas Reserve Estimation and Disclosures, which we adopted effective December 31, 2009. As of December 31, 2010, the cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties, and no additional ceiling test impairment was recorded. The PV-10 value of our reserves was estimated based on average prices of $79.43 per Bbl of oil and $4.38 per Mcf of gas for the year ended December 31, 2010. A decline in oil and natural gas prices subsequent to December 31, 2010 could result in additional ceiling test write downs in future periods. The amount of any future impairment is difficult to predict, and will depend on the average oil and natural gas prices during each period, the incremental proved reserves added during each period, and additional capital spent.

Impairment of other assets. We own an interest in the Levelland/Hockley County ethanol plant in Levelland, Texas, and we own a pipeline constructed for the sole purpose of supplying natural gas to the ethanol plant. Due to changes in the price and availability of grain, the plant has experienced significant supply issues, has ceased operations, and is exploring alternatives for additional sources of capital. During the fourth quarter of 2010, we determined that any future cash flows generated by either the ethanol plant or by our pipeline which supplies gas to the ethanol plant would probably not be sufficient to allow us to recover our investment in these assets. We accordingly recorded an impairment charge of $4.2 million, which includes our $2.1 million investment in the ethanol plant and the $2.1 million carrying value of our pipeline assets.

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

General and administrative expenses (“G&A”) and litigation settlement

	Year ended			Year ended
	December 31,		Percentage	December 31,	Percentage
(dollars in thousands, excluding per Boe amounts)	2010	2009	change	2008	change
Gross G&A expenses	$44,575	$34,565	29.0%	$33,550	3.0%
Capitalized exploration and development costs	(14,660)	(10,824)	35.4%	(11,180)	(3.2)%

Net G&A expenses	$29,915	$23,741	26.0%	$22,370	6.1%

Average G&A cost per Boe	$3.72	$3.11	19.6%	$3.16	(1.6)%

Full-time employees as of December 31	765	689	11.0%	859	(19.8)%

G&A expenses increased $6.2 million from 2009 to 2010, primarily due to higher compensation costs caused by our heightened level of activity. G&A expenses for 2010 include stock-based compensation expense of $2.6 million, of which $2.4 million is associated with initial grants of restricted stock under the 2010 Plan that were awarded to certain employees beginning on April 12, 2010.

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

Litigation settlement. Effective April 15, 2009, we settled our pending lawsuit against John Milton Graves Trust u/t/a 6/11/2004, et al (the “Sellers”). Pursuant to the settlement agreement, the Sellers paid us $7.1 million, and we retained $0.4 million contained in an escrow account, which amounts settled all claims related to the litigation. In addition, the parties issued mutual releases, dismissed with prejudice the pending litigation and the claims made therein, and the Sellers will take action to clear the title to certain properties purchased by us in the Calumet acquisition. As a result of the settlement, a $14.4 million receivable and a $4.4 million payable related to the litigation were eliminated, the escrow cash account was reclassified to operating cash, and we recorded a charge to expense of $2.9 million during the year ended December 31, 2009.

Other income and expenses

Interest expense. The following table presents interest expense for the periods indicated:

	Year ended December 31,
(dollars in thousands)	2010	2009	2008
Revolver interest	$10,119	$27,786	$24,944
8.5% Senior Notes due 2015	28,489	28,415	28,348
8.875% Senior Notes due 2017	29,675	29,601	29,578
9.875% Senior Notes due 2020	9,119	—	—
Bank fees and other interest	8,245	5,136	4,752
Less capitalized interest	(2,036)	(836)	(1,584)

Total interest expense	$83,611	$90,102	$86,038

Average long-term borrowings	$968,114	$1,216,540	$1,178,243

Interest expense decreased by $6.5 million, or 7%, from 2009 to 2010 primarily as a result of decreased levels of borrowings, partially offset by slightly higher interest rates. Bank fees and other interest for 2010 includes the $2.2 million write off of prepaid bank fees associated with our prior credit facility. Interest expense increased by $4.1 million, or 5%, from 2008 to 2009 primarily as a result of increased levels of borrowings accompanied by slightly higher interest rates.

Financing costs net of termination fee. On April 12, 2010, in connection with our sale of common stock to CCMP, we entered into and closed our senior secured revolving credit facility. We recorded expenses for derivative novation and break fees of $0.9 million associated with the transaction.

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

On July 14, 2008, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Edge Petroleum Corporation (“Edge”), and we entered into a Stock Purchase Agreement with Magnetar Financial LLC (“Magnetar”). Both of these agreements were terminated on December 16, 2008. As a result, Magnetar paid a total of $5.0 million, of which $1.5 million was paid to Edge at our direction to reimburse Edge for certain expenses, and $3.5 million was paid to us and recorded as a termination fee. We also expensed costs of $1.4 million associated with the merger.

Production tax credits. During 2006, we purchased interests in two venture capital limited liability companies resulting in a total investment of $15.0 million. Our return on the investment was the receipt of $2 of Oklahoma tax credits for every $1 invested and was recouped from our Oklahoma production taxes. The investments were accounted for as a production tax benefit asset and were netted against tax credits realized in other income using the effective yield method over the expected recovery period. Other income for 2009 and 2008 includes Oklahoma production tax credits of $13.5 million and $0.7 million, respectively. No such income was received during 2010 and this source of income will not be available in future periods.

Income taxes

	Year ended December 31,
(dollars in thousands)	2010	2009	2008
Current income tax expense (benefit)	$79	$(23)	$(28)
Deferred income tax expense (benefit)	23,724	(89,754)	(34,948)

Total income tax expense (benefit)	$23,803	$(89,777)	$(34,976)

Effective tax rate	41.4%	37.3%	38.6%
Total net deferred tax asset (liability)	$30,148	$64,212	$(62,395)

As of December 31, 2010, our federal and state net operating loss carryforwards were approximately $350.8 million and $255.9 million, respectively, and will begin to expire in 2011. As of December 31, 2010, approximately $125.2 million of the state net operating loss carryforwards have been reduced by a valuation allowance based on our assessment that it is more likely than not that a portion will not be realized.

Realization of our deferred tax assets is dependent upon generating sufficient future taxable income. Although realization is not assured, we believe it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

Discontinued operations

Discontinued operations consist of the third-party revenue and operating expenses of the ESP and Chemicals divisions of GCS, which was acquired on April 16, 2007. Revenues were generated through the sale of oilfield supplies, chemicals, downhole submersible pumps and related services to oil and natural gas operators primarily in Oklahoma, Texas, and Wyoming. Operating expenses consisted of costs of sales related to product sales and general and administrative expenses.

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

On December 11, 2009, we entered into an agreement with Reef Services, LLC (“Reef”) under which we exchanged the assets of the Chemicals division of GCS for the assets of the Reef Acid Division and cash of $0.7 million. The assets received consist primarily of acid trucks and related equipment and have an estimated fair value of approximately $3.0 million. This transaction is considered a non-monetary exchange accounted for at fair value. We paid off notes payable attributed to certain assets sold to Reef in the amount of $0.3 million, and recorded a pre-tax gain associated with the exchange of $1.4 million.

There was no activity related to these operations during the year ended December 31, 2010. The operating results of these divisions have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below.

	Year ended December 31,
(dollars in thousands)	2009	2008
Revenues	$8,760	$25,537
Operating expenses	(8,375)	(23,061)
Depreciation, depletion and amortization	(541)	(947)
Gain on sale	10,449	—

Income before income taxes	10,293	1,529
Income tax expense	3,841	590

Income from discontinued operations	$6,452	$939

There were no assets held for sale or liabilities associated with discontinued operations as of December 31, 2010 or 2009.

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

Certain of our oil and natural gas derivative contracts have historically been treated as cash flow hedges under GAAP. This policy significantly impacts the timing of revenue or expense recognized from this activity, as our contracts are adjusted to their fair value at the end of each month. The effective portion of the hedge gain or loss, meaning the portion of the change in the fair value of the contract that offsets the change in the expected future cash flows from our forecasted sales of production, is recognized in income when the hedged production is reported as revenue. We reflect this as an adjustment to our revenue in the “Gain (loss) from oil and natural gas hedging activities” line in our consolidated statements of operations. Until hedged production is reported in earnings and the contract settles, the effective portion of change in the fair value of the contract is reported in the “Accumulated other comprehensive income (loss)” line item in stockholders’ equity. The ineffective portion of the hedge gain or loss is reported in the “Gain (loss) from oil and natural gas hedging activities” line item each period. Our derivative contracts that do not qualify for cash flow hedge treatment, or have not been designated as cash flow hedges, are marked to their period end market values and the change in the fair value of the contracts is included in the “Non-hedge derivative gains (losses)” line in our consolidated statements of operations. Effective April 1, 2010, we elected to de-designate all of our commodity derivative contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively. As a result, our reported earnings could include large non-cash fluctuations, particularly in volatile pricing environments.

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

Our proved reserve information included in this report is based on estimates prepared by Cawley, Gillespie & Associates, Inc. and Ryder Scott Company, L.P. each independent petroleum engineers, and our engineering staff. The independent petroleum engineers evaluated approximately 83% of the estimated future net revenues of our proved reserves discounted at 10% as of December 31, 2010, and our engineering staff evaluated the remainder. We continually make revisions to reserve estimates throughout the year as additional information becomes available.

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

We adopted the new SEC reserves requirements and GAAP reserves guidance as a change in accounting principle that is inseparable from a change in estimate, and applied the guidance prospectively effective December 31, 2009. As of December 31, 2010 and 2009:

•

economic producibility of reserves and discounted cash flows were estimated using an average price for oil and natural gas based upon the first day of each month for the prior twelve months rather than prices on the last day of the reporting period;

•	reserves were classified as proved undeveloped if there was a high degree of confidence that the quantities will be recovered and they are scheduled to be drilled within the next five years; and

•	additional disclosures regarding our reserve estimates were provided.

In January 2010, the FASB issued new authoritative guidance regarding “Improving Disclosures about Fair Value Measurements and Disclosures” that requires additional disclosure of transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. We adopted the guidance on January 1, 2010, except for requirements regarding the gross presentation of Level 3 roll forward information, which we will adopt on January 1, 2011. Because this guidance only requires additional disclosures, it did not have a significant impact on our financial statements, nor is it expected to have a significant impact in future periods.

See recently adopted and issued accounting standards in Part II, Item 8. Financial Statements, Note 1, “Nature of operations and summary of significant accounting policies.”

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oil and natural gas prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our senior secured revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our production for the year ended December 31, 2010, our gross revenues from oil and natural gas sales would change approximately $2.4 million for each $0.10 change in natural gas prices and $4.1 million for each $1.00 change in oil prices.

To mitigate a portion of our exposure to fluctuations in commodity prices, we enter into commodity price swaps, costless collars, and basis protection swaps. Effective April 1, 2010, we have elected to de-designate all of our commodity contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively. Therefore, the changes in fair value and settlement of all our derivative contracts subsequent to March 31, 2010 are recognized as non-hedge derivative gains (losses). This can have a significant impact on our results of operations due to the volatility of the underlying commodity prices.

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

Our outstanding oil and natural gas derivative instruments as of December 31, 2010 are summarized below:

	Crude oil swaps		Crude oil collars
	Volume MBbls	Weighted average fixed price to be received	Volume MBbls	Weighted average range	Percent of PDP production(1)
1Q 2011	793	$75.37	21	$110.00 -$153.00	82.4%
2Q 2011	751	74.98	21	110.00 - 153.00	83.5%
3Q 2011	721	74.42	21	110.00 - 153.00	84.0%
4Q 2011	699	73.89	21	110.00 - 153.00	84.3%
1Q 2012	276	91.26	—	—	33.4%
2Q 2012	276	91.29	—	—	34.5%
3Q 2012	276	91.31	—	—	35.4%
4Q 2012	276	91.36	—	—	36.4%

	4,068		84

	Natural gas swaps
	Volume BBtu	Weighted average fixed price to be received	Percent of PDP production(1)
1Q 2011	4,800	$6.55	81.2%
2Q 2011	4,600	6.00	84.5%
3Q 2011	4,340	6.26	84.8%
4Q 2011	4,200	6.67	86.3%
1Q 2012	600	5.16	12.9%
2Q 2012	600	5.00	13.5%
3Q 2012	600	5.05	14.0%
4Q 2012	600	5.19	14.5%

	20,340

	Natural gas basis protection swaps
	Volume BBtu	Weighted average fixed price to be paid
1Q 2011	4,200	$0.73
2Q 2011	3,860	0.64
3Q 2011	3,720	0.64
4Q 2011	3,610	0.65
1Q 2012	2,100	0.30
2Q 2012	2,100	0.30
3Q 2012	2,100	0.30
4Q 2012	2,100	0.30

	23,790

(1)	Based on our most recent internally estimated PDP production for such periods.

Subsequent to December 31, 2010, we entered into the following derivative instruments:

	Crude oil swaps		Natural gas swaps
	Volume MBbls	Weighted average fixed price to be received	Volume BBtu	Weighted average fixed price to be received
1Q 2011	27	$95.37	200	$4.53
2Q 2011	59	97.48	270	4.55
3Q 2011	51	98.66	260	4.66
4Q 2011	48	99.38	190	4.85
1Q 2012	245	97.90	1,800	5.06
2Q 2012	223	97.40	1,800	4.95
3Q 2012	204	97.05	1,800	4.99
4Q 2012	187	96.66	1,800	5.10
1Q 2013	105	102.41	1,500	5.25
2Q 2013	105	102.05	1,500	5.14
3Q 2013	105	101.83	1,500	5.18
4Q 2013	105	101.71	1,500	5.28

	1,464		14,120

	Crude oil three-way collars

		Weighted average fixed price
	Volume MBbls	Additional put option	Floor	Ceiling
1Q 2012	180	$65.00	$87.50	$108.79
2Q 2012	180	65.00	87.50	108.79
3Q 2012	180	65.00	87.50	108.79
4Q 2012	180	65.00	87.50	108.79
1Q 2013	150	71.00	94.00	128.20
2Q 2013	150	71.00	94.00	128.20
3Q 2013	150	71.00	94.00	128.20
4Q 2013	150	71.00	94.00	128.20

	1,320

A three-way collar contract consists of a standard collar contract plus a put option contract sold by us with a price below the floor price of the collar. This additional put option requires us to make a payment to the counterparty if the settlement price for any settlement period is below the put option price. By combining the collar contract with the additional put option, we are entitled to a net payment equal to the difference between the floor price of the standard collar and the additional put option price if the settlement price is equal to or less than the additional put option price. If the settlement price is greater than the additional put option price, the result is the same as it would have been with a standard collar contract only. Therefore, if market prices are below the additional put option, we would be entitled to receive the market price plus the difference between the additional put option and the floor. This strategy enables us to increase the floor and the ceiling price of the collar beyond the range of a traditional costless collar while defraying the associated cost with the sale of the additional put option.

Interest rates. There were no outstanding borrowings under our senior secured revolving facility as of December 31, 2010. We may designate borrowings under our senior secured revolving credit facility as either ABR loans or Eurodollar loans. ABR loans bear interest at a fluctuating rate that is linked to the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in the senior secured revolving credit facility, plus 1/2 of 1%, or (3) the Adjusted LIBO rate, as defined in our senior secured revolving credit facility, plus 1%; plus a margin where the margin varies from 1.625% to 2.625%, depending on the utilization percentage of the borrowing base. Eurodollar loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $375.0 million, equal to our borrowing base at December 31, 2010, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $3.75 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of independent registered public accounting firm

Board of Directors

Chaparral Energy, Inc.

We have audited the accompanying consolidated balance sheets of Chaparral Energy, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chaparral Energy, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of estimating oil and gas reserves and related disclosures in 2009.

/S/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 29, 2011

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets

	December 31,
(dollars in thousands, except per share data)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$55,111	$73,417
Accounts receivable, net	62,780	51,969
Inventories	11,068	10,551
Prepaid expenses	2,429	5,729
Derivative instruments	1,429	18,226
Deferred income taxes	9,531	1,790

Total current assets	142,348	161,682
Property and equipment—at cost, net	66,014	62,197
Oil & natural gas properties, using the full cost method:
Proved	2,253,662	1,929,789
Unevaluated (excluded from the amortization base)	19,135	19,728
Accumulated depreciation, depletion, amortization and impairment	(1,003,261)	(906,584)

Total oil & natural gas properties	1,269,536	1,042,933
Derivative instruments	—	5,794
Deferred income taxes	20,617	62,422
Other assets	30,777	18,892

	$1,529,292	$1,353,920

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets—continued

	December 31,
(dollars in thousands, except per share data)	2010	2009
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$75,982	$48,283
Accrued payroll and benefits payable	13,427	10,849
Accrued interest payable	23,695	14,394
Revenue distribution payable	17,223	18,673
Current maturities of long-term debt and capital leases	4,167	4,653
Derivative instruments	28,853	20,677

Total current liabilities	163,347	117,529
Long-term debt and capital leases, less current maturities	16,686	524,477
Senior notes, net	941,234	647,877
Derivative instruments	2,482	30,163
Deferred compensation	981	1,142
Asset retirement obligations	41,005	37,165
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $0.01 par value, 10,000,000 shares authorized and 51,346 shares issued and outstanding as of December 31, 2010 and none authorized, issued, and outstanding as of December 31, 2009	—	—
Class B Common stock, $0.01 par value, 10,000,000 shares authorized and 357,882 shares issued and outstanding as of December 31, 2010 and none authorized, issued, and outstanding as of December 31, 2009	4	—
Class C Common stock, $0.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding as of December 31, 2010 and none authorized, issued, and outstanding as of December 31, 2009	2	—
Class D Common stock, $0.01 par value, 10,000,000 shares authorized and 279,999 shares issued and outstanding as of December 31, 2010 and none authorized, issued, and outstanding as of December 31, 2009	3	—
Class E Common stock, $0.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding as of December 31, 2010 and none authorized, issued, and outstanding as of December 31, 2009	5	—
Class F Common stock, $0.01 par value, 1 share authorized, issued, and outstanding as of December 31, 2010 and none authorized, issued, and outstanding as of December 31, 2009	—	—
Class G Common stock, $0.01 par value, 3 shares authorized, issued, and outstanding as of December 31, 2010 and none authorized, issued, and outstanding as of December 31, 2009	—	—
Common stock, $0.01 par value, none authorized, issued and outstanding as of December 31, 2010 and 3,000,000 shares authorized and 877,000 shares issued and outstanding as of December 31, 2009	—	9
Additional paid in capital	417,834	100,918
Retained earnings (accumulated deficit)	(89,265)	(122,978)
Accumulated other comprehensive income, net of taxes	34,974	17,618

	363,557	(4,433)

	$1,529,292	$1,353,920

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of operations

	Year Ended December 31,
(dollars in thousands)	2010	2009	2008
Revenues:
Oil and natural gas sales	$408,561	$292,387	$501,761
Gain (loss) from oil and natural gas hedging activities	(29,393)	19,403	(76,417)
Other revenues	4,127	2,864	8,735

Total revenues	383,295	314,654	434,079
Costs and expenses:
Lease operating	106,127	94,070	120,487
Production tax	26,495	20,341	33,815
Depreciation, depletion and amortization	109,503	104,193	101,026
Loss on impairment of oil & natural gas properties	—	240,790	281,393
Loss on impairment of other assets	4,150	—	2,900
General and administrative	29,915	23,741	22,370
Litigation settlement	—	2,928	—
Other expenses	3,148	1,957	7,150

Total costs and expenses	279,338	488,020	569,141

Operating income (loss)	103,957	(173,366)	(135,062)
Non-operating income (expense):
Interest expense	(83,611)	(90,102)	(86,038)
Non-hedge derivative gains	38,595	11,169	126,941
Financing costs, net of termination fee	(1,812)	(2,169)	2,100
Other income	387	13,921	1,394

Net non-operating income (expense)	(46,441)	(67,181)	44,397
Income (loss) from continuing operations before income taxes	57,516	(240,547)	(90,665)
Income tax expense (benefit)	23,803	(89,777)	(34,976)

Income (loss) from continuing operations	33,713	(150,770)	(55,689)
Income from discontinued operations, net of related taxes	—	6,452	939

Net income (loss)	$33,713	$(144,318)	$(54,750)

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of stockholders’ equity (deficit)

and comprehensive income (loss)

(dollars in thousands)	Common stock		Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at January 1, 2008	877,000	$9	$100,918	$76,090	$(73,839)	$103,178
Net loss	—	—	—	(54,750)	—	(54,750)
Other comprehensive income, net
Unrealized gain on hedges, net of taxes of $65,602	—	—	—	—	103,998	103,998
Reclassification adjustment for hedge losses included in net loss, net of taxes of $32,784	—	—	—	—	51,974	51,974

Total comprehensive income						101,222

Balance at December 31, 2008	877,000	9	100,918	21,340	82,133	204,400
Net loss	—	—	—	(144,318)	—	(144,318)
Other comprehensive loss, net
Unrealized loss on hedges, net of taxes of $32,601	—	—	—	—	(51,683)	(51,683)
Reclassification adjustment for hedge gains included in net loss, net of taxes of $8,095	—	—	—	—	(12,832)	(12,832)

Total comprehensive loss						(208,833)

Balance at December 31, 2009	877,000	9	100,918	(122,978)	17,618	(4,433)
Common stock issuance for cash	475,043	5	313,226	—	—	313,231
Restricted stock issuances	51,346	—	3,690	—	—	3,690
Net income	—	—	—	33,713	—	33,713
Other comprehensive income, net
Unrealized loss on hedges, net of taxes of $386	—	—	—	—	(648)	(648)
Reclassification adjustment for hedge losses included in net income, net of taxes of $10,729	—	—	—	—	18,004	18,004

Total comprehensive income						51,069

Balance at December 31, 2010	1,403,389	$14	$417,834	$(89,265)	$34,974	$363,557

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows

	Year Ended December 31,
(dollars in thousands)	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$33,713	$(144,318)	$(54,750)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion & amortization	109,503	104,193	101,026
Depreciation, depletion & amortization of discontinued operations	—	541	947
Loss on impairment of oil and natural gas properties	—	240,790	281,393
Loss on impairment of other assets	4,150	—	2,900
Litigation settlement	—	2,928	—
Deferred income taxes	23,724	(85,913)	(34,358)
Unrealized (gain) loss on ineffective portion of hedges and reclassification adjustments	23,889	(21,752)	(12,549)
Non-hedge derivative gains	(38,595)	(11,169)	(126,941)
Gain on sale of business and other assets	(184)	(10,463)	(177)
Other	2,211	2,141	2,750
Change in assets & liabilities
Accounts receivable	(6,463)	17,648	(3,599)
Inventories	(785)	6,048	(8,278)
Prepaid expenses and other assets	7,382	12,084	1,373
Accounts payable and accrued liabilities	9,452	(13,265)	(1,957)
Revenue distribution payable	(1,450)	(1,154)	(1,643)
Deferred compensation	1,155	336	(306)

Net cash provided by operating activities	167,702	98,675	145,831
Cash flows from investing activities
Purchase of property and equipment and oil and gas properties	(310,125)	(178,154)	(304,568)
Proceeds from dispositions of property and equipment and oil and gas properties	445	515	1,808
Proceeds from sale of a business	—	25,346	—
Return of prepaid production tax asset	—	13,544	1,083
Settlement of non-hedge derivative instruments	45,490	160,275	37,387
Other	18	378	1,385

Net cash provided by (used in) investing activities	(264,172)	21,904	(262,905)
Cash flows from financing activities
Proceeds from long-term debt	209,533	158	162,511
Repayment of long-term debt	(717,561)	(94,795)	(5,692)
Proceeds from senior notes	293,016	—	—
Proceeds from equity issuance	313,231	—	—
Principal payments under capital lease obligations	(249)	(258)	(244)
Settlement of derivative instruments acquired	—	—	184
Fees paid related to financing activities	(19,806)	(4,379)	(2,760)
Proceeds from termination fee	—	—	3,500

Net cash provided by (used in) financing activities	78,164	(99,274)	157,499

Net increase (decrease) in cash and cash equivalents	(18,306)	21,305	40,425
Cash and cash equivalents at beginning of period	73,417	52,112	11,687

Cash and cash equivalents at end of period	$55,111	$73,417	$52,112

Supplemental cash flow information
Cash paid (received) during the period for:
Interest, net of capitalized interest	$67,529	$86,778	$82,334
Income taxes	(21)	(23)	(28)

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows—(continued)

Supplemental disclosure of investing and financing activities (dollars in thousands)

During the years ended December 31, 2010, 2009, and 2008 we entered into capital lease obligations of $0, $111, and $592, respectively, for the purchase of machinery and equipment.

During the year ended December 31, 2010, oil and natural gas property additions of $25,773 were recorded as increases to accounts payable and accrued expenses, and will be reflected in investing activities in the periods that the payables are settled. During the year ended December 31, 2009, oil and natural gas property additions of $27,511 previously included in accounts payable and accrued expenses were settled and were included in cash used in investing activities. During the year ended December 31, 2008, oil and natural gas property additions of $25,407 were recorded as increases to accounts payable and accrued expenses, and were reflected in cash used in investing activities in the periods that the payables were settled.

In December 2009, we exchanged the assets of the Chemicals Division of Green Country Supply for assets received from Reef Services, LLC and cash of $696. The assets received consisted primarily of acid trucks and related equipment and had an estimated fair value of approximately $2,950. This transaction was considered a non-monetary exchange accounted for at fair value. Non-cash additions to property and equipment for 2008 included $1,707 related to final settlement of the Green Country Supply acquisition.

During the years ended December 31, 2010, 2009, and 2008, we recorded an asset and related liability of $1,488, $1,322, and $707, respectively, associated with the asset retirement obligation on the acquisition and/or development of oil and natural gas properties.

Interest of $2,036, $836, and $1,584, was capitalized during the years ended December 31, 2010, 2009, and 2008, respectively, primarily related to unproved oil and natural gas leaseholds.

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

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of December 31, 2010, cash with a recorded balance totaling $50,400 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Accounts receivable

We have receivables from joint interest owners and oil and natural gas purchasers which are generally uncollateralized. We generally review our oil and natural gas purchasers for credit worthiness and general financial condition. We may have the ability to withhold future revenue disbursements to recover non-payment of joint interest billings on properties of which we are the operator. Accounts receivable from joint interest owners are stated at amounts due, net of an allowance for doubtful accounts. Accounts receivable are generally due within 30 days and accounts outstanding longer than 60 days are considered past due. Interest accrues beginning on the day after the due date of the receivable. Accounts receivable past due 90 days or more and still accruing interest at December 31, 2010 and 2009 were $378 and $687, respectively. We determine our allowance by considering the length of time past due, previous loss history, future net revenues of the debtor’s ownership interest in oil and natural gas properties we operate, and the owner’s ability to pay its obligation, among other things.

We write off accounts receivable when they are determined to be uncollectible. Bad debt expense for the years ended December 31, 2010, 2009, and 2008 was $17, $317, and $351, respectively. When the account is determined to be uncollectible, all interest previously accrued but not collected is reversed against the allowance for doubtful accounts. Accounts receivable consisted of the following at December 31:

	2010	2009
Joint interests	$17,835	$11,986
Accrued oil and natural gas sales	41,316	33,600
Derivative settlements	3,431	5,977
Other	831	1,223
Allowance for doubtful accounts	(633)	(817)

	$62,780	$51,969

Production tax benefit asset

During 2006, we purchased interests in two venture capital limited liability companies resulting in a total investment of $15,000. Our expected return on the investment was the receipt of $2 of tax credits for every $1 invested and was recouped from our Oklahoma production taxes. The investments were accounted for as a production tax benefit asset and were netted against tax credits realized in other income using the effective yield method over the expected recovery period. As of December 31, 2010 and 2009, the carrying value of the production tax benefit asset was $0 and $19, respectively, and was included in other accounts receivable. Oklahoma production tax credits of $0, $13,544, and $711 were included in other income in the consolidated statements of operations for the years ended December 31, 2010, 2009, and 2008, respectively.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Inventories

Inventories are comprised of equipment used in developing oil and natural gas properties, oil and natural gas product inventories, and equipment for resale. Equipment inventory and inventory for resale are carried at the lower of cost or market using the average cost method. Oil and natural gas product inventories are stated at the lower of production cost or market. We regularly review inventory quantities on hand and record provisions for excess or obsolete inventory if necessary. The provision for excess or obsolete inventory for the years ended December 31, 2010, 2009, and 2008 was $810, $274, and $615, respectively. Inventories consisted of the following at December 31:

	2010	2009
Equipment inventory	$6,399	$6,673
Oil and natural gas product	3,624	2,642
Inventory for resale	2,866	2,356
Inventory valuation allowance	(1,821)	(1,120)

	$11,068	$10,551

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

Depreciation, depletion and amortization (“DD&A”) of oil and natural gas properties are provided using the units-of-production method based on estimates of proved oil and natural gas reserves and production, which are converted to a common unit of measure based upon their relative energy content. Our cost basis for depletion includes estimated future development costs to be incurred on proved undeveloped properties. The computation of DD&A takes into consideration restoration, dismantlement, and abandonment costs, and the anticipated proceeds from salvaging equipment.

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

Our estimates of oil and natural gas reserves as of December 31, 2010 and 2009 were prepared using an average price for oil and natural gas based upon the first day of each month for the prior twelve months as required by the SEC’s Modernization of Oil and Gas Reporting and the updated guidance of the Financial Accounting Standard Board (“FASB”) relating to Oil and Gas Reserve Estimation and Disclosures, which we adopted effective December 31, 2009. As of December 31, 2010, the cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties, and no additional ceiling test impairment was recorded. The PV-10 value of our reserves was estimated based on average prices of $79.43 per Bbl of oil and $4.38 per Mcf of gas for the year ended December 31, 2010.

A decline in oil and natural gas prices subsequent to December 31, 2010 could result in additional ceiling test write downs in future periods. The amount of any future impairment is difficult to predict, and will depend on the average oil and gas prices during each period, the incremental proved reserves added during each period, and additional capital spent.

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

We own an interest in the Levelland/Hockley County ethanol plant in Levelland, Texas, and we own a pipeline constructed for the sole purpose of supplying natural gas to the ethanol plant. Due to changes in the price and availability of grain, the plant has experienced significant supply issues, has ceased operations, and is exploring alternatives for additional sources of capital. During the fourth quarter of 2010, we determined that any future cash flows generated by either the ethanol plant or by our pipeline, which supplies gas to the ethanol plant would probably not be sufficient to allow us to recover our investment in these assets. We accordingly recorded an impairment charge of $4,150, which includes our $2,042 investment in the ethanol plant and the $2,108 carrying value of our pipeline assets.

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

Deferred income taxes

Deferred income taxes are provided for significant carry-forwards and temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years. Deferred income tax assets or liabilities are determined by applying the presently enacted tax rates and laws. We record a valuation allowance for the amount of net deferred tax assets when, in management’s opinion, it is more likely than not that such assets will not be realized.

Realization of our deferred tax assets is dependent upon generating sufficient future taxable income. Although realization is not assured, we believe it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

If applicable, we would report a liability for tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return, and would recognize interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2010 and 2009, we have not recorded a liability or accrued interest or penalties related to uncertain tax positions.

The tax years 1999 through 2010 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

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

Gas balancing

In certain instances, the owners of the natural gas produced from a well will select different purchasers for their respective ownership interest in the wells. If one purchaser takes more than its rateable portion of the gas, the owners selling to that purchaser will be required to satisfy the imbalance in the future by cash payments or by allowing the other owners to sell more than their share of production. We recognize gas imbalances on the sales method and, accordingly, have recognized revenue on all production delivered to our purchasers. To the extent future reserves exist to enable the other owners to sell more than their rateable share of gas, no liability is recorded for our obligation for natural gas taken by our purchasers which exceeds our ownership interest of the well’s total production. As of December 31, 2010 and 2009, our aggregate imbalance due to under production was approximately 2,900 MMcf and 3,024 MMcf , respectively. As of December 31, 2010, and 2009, our aggregate imbalance due to over production was approximately 1,835 MMcf and 1,818 MMcf, respectively, and a liability for gas imbalances of $1,456 and $1,486, respectively, was included in accounts payable and accrued liabilities.

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

We offset assets and liabilities for derivative contracts executed with the same counterparty under a master netting arrangement. See Note 3 for additional information regarding our derivative transactions.

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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Asset retirement obligations

We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of oil and natural gas properties. The accretion of the asset retirement obligations is included in depreciation, depletion and amortization on the consolidated statements of operations. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during 2010 were escalated using an annual inflation rate of 2.95% and discounted using our credit-adjusted risk-free interest rate of approximately 8.9%. These estimates may change based upon future inflation rates and changes in statutory remediation rules. See Note 4 for additional information regarding our asset retirement obligations.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and the unrealized gain or loss for the effective portion of derivative instruments classified as cash flow hedges. Comprehensive income (loss) is presented net of income taxes in the accompanying consolidated statements of stockholders’ equity and comprehensive income (loss).

Environmental liabilities

Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. As of December 31, 2010 and 2009, we have not accrued for or been fined or cited for any environmental violations which would have a material adverse effect upon our financial position, operating results, or cash flows.

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

Compensation cost is calculated net of forfeitures, which are estimated based on our historical and expected turnover rates. A portion of stock-based compensation cost associated with our employees involved in our acquisition, exploration, and development activities has been capitalized as part of our oil and natural gas properties. The remaining cost is reflected in lease operating and general and administrative expenses in the consolidated statements of operations. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation cost could be different from what we have recorded in the current period. Due to a reduction in the fair value of the phantom stock during 2008, we recognized a deferred compensation gain during the year ended December 31, 2008. We recognized stock-based compensation expense (gain) as follows for the years ended December 31:

	2010	2009	2008
Stock-based compensation cost (gain)	$3,980	$1,715	$(466)
Less: stock-based compensation cost capitalized	(1,380)	(570)	160

Stock-based compensation expense (gain)	$2,600	$1,145	$(306)

Recognized tax benefit (expense) associated with stock-based compensation expense (gain)	$1,076	$427	$(118)

See Note 11 for additional information relating to stock-based compensation.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Financing costs

On April 12, 2010, in connection with our sale of common stock to CCMP, we entered into and closed an Eighth Restated Credit Agreement. We recorded expenses for derivative novation and break fees of $849 associated with the transaction.

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

On July 14, 2008, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Edge Petroleum Corporation (“Edge”), and we entered into a Stock Purchase Agreement with Magnetar Financial LLC (“Magnetar”). Both of these agreements were terminated on December 16, 2008. As a result, Magnetar paid a total of $5,000, of which $1,500 was paid to Edge at our direction to reimburse Edge for certain expenses, and $3,500 was paid to us and recorded as a termination fee. We also expensed costs of $1,400 associated with the merger.

Discontinued operations

Certain amounts have been reclassified to present the operations of the Electric Submersible Pumps (“ESP”) and Chemicals divisions of Green Country Supply, Inc. (“GCS”), a wholly owned subsidiary, as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to our continuing operations. See Note 14 for additional information relating to discontinued operations.

Recent accounting pronouncements

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

We adopted the new SEC reserves requirements and GAAP reserves guidance as a change in accounting principle that is inseparable from a change in estimate, and applied the guidance prospectively effective December 31, 2009. As of December 31, 2010 and 2009:

•

economic producibility of reserves and discounted cash flows were estimated using an average price for oil and natural gas based upon the first day of each month for the prior twelve months rather than prices on the last day of the reporting period;

•	reserves were classified as proved undeveloped if there was a high degree of confidence that the quantities will be recovered and they are scheduled to be drilled within the next five years; and

•	additional disclosures regarding our reserve estimates were provided.

As a result of adopting the new requirements, our estimated reserves as of December 31, 2009 were approximately 18,810 MBoe lower than they would have been under the previous guidelines.

In January 2010, the FASB issued new authoritative guidance regarding “Improving Disclosures about Fair Value Measurements and Disclosures” that requires additional disclosure of transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. We adopted the guidance on January 1, 2010, except for requirements regarding the gross presentation of Level 3 roll forward information, which we will adopt on January 1, 2011. Because this guidance only requires additional disclosures, it did not have a significant impact on our financial statements, nor is it expected to have an impact in future periods.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Note 2: Property and equipment

Major classes of property and equipment consist of the following at December 31:

	2010	2009
Furniture and fixtures	$2,056	$1,960
Automobiles and trucks	13,593	12,095
Machinery and equipment	54,686	42,522
Office and computer equipment	8,259	7,594
Building and improvements	21,978	21,741

	100,572	85,912
Less accumulated depreciation and amortization	39,904	29,198

	60,668	56,714
Land	5,346	5,483

	$66,014	$62,197

Property and equipment leased under capital leases, which are included in the above amounts, consist of the following at December 31:

	2010	2009
Office and computer equipment	$1,926	$1,926
Machinery and equipment	642	642

	2,568	2,568
Less accumulated depreciation and amortization	2,093	1,929

	$475	$639

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Note 3: Derivative activities and financial instruments

Overview

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

Our outstanding derivative instruments as of December 31, 2010 are summarized below:

	Oil derivatives
	Swaps		Collars
	Volume MBbls	Weighted average fixed price to be received	Volume MBbls	Weighted average range
2011	2,964	$74.69	84	$110.00 - $153.00
2012	1,104	91.30	—	—

	4,068		84

	Natural gas swaps		Natural gas basis protection swaps
	Volume BBtu	Weighted average fixed price to be received	Volume BBtu	Weighted average fixed price to be paid
2011	17,940	$6.37	15,390	$0.67
2012	2,400	5.10	8,400	0.30

	20,340		23,790

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Discontinuance of cash flow hedge accounting

Effective April 1, 2010, we elected to de-designate all of our commodity derivative contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively. As a result, all gains and losses from changes in the fair value of our derivative contracts subsequent to March 31, 2010 are recognized immediately in non-hedge derivative gains (losses) in the consolidated statement of operations. This can have a significant impact on our results of operations due to the volatility of the underlying commodity prices. Prior to March 31, 2010, a portion of the change in fair value was deferred through other comprehensive income. As of December 30, 2010, accumulated other comprehensive income consists of deferred net gains of $56,428 ($34,974 net of tax) that will be recognized as gains (losses) from oil and natural gas hedging activities through December 2013 as the hedged production is sold. We expect to reclassify $17,015 of net losses in accumulated other comprehensive income to income during the next 12 months.

Derivative activities

Gains and losses associated with cash flow hedges are summarized below:

	Year ended December 31,
	2010	2009	2008
Amount of gain (loss) recognized in AOCI (effective portion)
Oil swaps	$(1,034)	$(84,284)	$171,095
Natural gas swaps	—	—	(1,495)
Income taxes	386	32,601	(65,602)

	$(648)	$(51,683)	$103,998

Amount of gain (loss) reclassified from AOCI in income (effective portion)(1)
Oil swaps	$(30,243)	$13,289	$(76,921)
Natural gas swaps	1,510	7,638	(7,837)
Income taxes	10,729	(8,095)	32,784

	$(18,004)	$12,832	$(51,974)

Amount of gain (loss) recognized in income (ineffective portion)(1)
Oil swaps	$(660)	$(1,524)	$11,520
Natural gas swaps	—	—	(3,179)

	$(660)	$(1,524)	$8,341

(1)	Included in gain (loss) from oil and natural gas hedging activities in the consolidated statements of operations.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Gain (loss) from oil and natural gas hedging activities, which is a component of total revenues in the consolidated statements of operations, is comprised of the following:

	Year ended December 31,
	2010	2009	2008
Oil hedges
Reclassification adjustment for hedge gains (losses) included in net income (loss)	$(30,243)	$13,289	$(76,921)
Gain (loss) on ineffective portion of derivatives qualifying for hedge accounting	(660)	(1,524)	11,520
Natural gas hedges
Reclassification adjustment for hedge gains (losses) included in net income (loss)	1,510	7,638	(7,837)
Loss on ineffective portion of derivatives qualifying for hedge accounting	—	—	(3,179)

	$(29,393)	$19,403	$(76,417)

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

During 2010, we received proceeds of $7,097 on the early settlement of certain oil swaps and oil and natural gas collars with original settlement dates from April 2010 through December 2012. During 2009, we early settled natural gas swaps with original settlement dates from May through October of 2009 and oil swaps and collars with original settlement dates from January 2012 through December 2013 for total net proceeds of $111,874. During 2008, we early settled oil and natural gas swaps and collars with original settlement dates from January through June of 2009 for proceeds of $32,589. The proceeds from early settlement are recorded as a component of non-hedge derivative gains in the consolidated statements of operations.

Non-hedge derivative gains in the consolidated statements of operations are comprised of the following:

	Year ended December 31,
	2010	2009	2008
Change in fair value of commodity price swaps	$8,610	$(79,480)	$9,077
Change in fair value of costless collars	(24,846)	(53,044)	79,398
Change in fair value of natural gas basis differential contracts	9,341	(16,582)	1,079
Receipts from (payments on) settlement of commodity price swaps	27,332	116,445	20,290
Receipts from (payments on) settlement of costless collars	28,268	49,019	11,127
Receipts from (payments on) settlement of natural gas basis differential contracts	(10,110)	(5,189)	5,970

	$38,595	$11,169	$126,941

Derivative settlements receivable of $3,431 and $5,977 were included in accounts receivable at December 31, 2010 and 2009, respectively. Derivative settlements payable of $785 and $1,739 were included in accounts payable and accrued liabilities at December 31, 2010 and 2009, respectively.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Fair value of derivative instruments

All derivative financial instruments are recorded on the balance sheet at fair value. We estimate the fair value of our derivative instruments using a combined income and market valuation methodology. Future cash flows from the derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at the LIBOR swap rate. The fair value of collars is determined using an option pricing model which takes into account market volatility as well as the inputs described above. All derivative instruments are discounted further using a rate that incorporates our nonperformance risk for derivative liabilities, and our counterparties’ nonperformance risk for derivative assets. As of December 31, 2010 and December 31, 2009, the rate reflecting our nonperformance risk was 2.50% and 3.25%, respectively, and the weighted-average rate reflecting our counterparties’ nonperformance risk was approximately 2.14% and 1.49%, respectively.

The estimated fair values of derivative instruments are provided below. The carrying amounts of these instruments are equal to the estimated fair values.

	As of December 31, 2010			As of December 31, 2009
	Assets	Liabilities	Net Value	Assets	Liabilities	Net Value
Derivatives designated as cash flow hedges:
Oil swaps	$—	$—	$—	$172	$(54,883)	$(54,711)
Derivatives not designated as hedging instruments:
Natural gas swaps	32,538	(130)	32,408	30,366	(26)	30,340
Oil swaps	21	(58,221)	(58,200)	—	(13,840)	(13,840)
Natural gas collars	—	—	—	14,065	—	14,065
Oil collars	1,509	—	1,509	12,290	—	12,290
Natural gas basis differential swaps	220	(5,843)	(5,623)	—	(14,964)	(14,964)

Total non-hedge instruments	34,288	(64,194)	(29,906)	56,721	(28,830)	27,891

Total derivative instruments	34,288	(64,194)	(29,906)	56,893	(83,713)	(26,820)
Less:
Netting adjustments (1)	32,859	(32,859)	—	32,873	(32,873)	—
Current portion asset (liability)	1,429	(28,853)	(27,424)	18,226	(20,677)	(2,451)

	$—	$(2,482)	$(2,482)	$5,794	$(30,163)	$(24,369)

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow us to net settle positive and negative positions with the same counterparties.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

We had no Level 1 assets or liabilities as of December 31, 2010 or 2009. Our derivative contracts classified as Level 2 are valued using NYMEX forward commodity price curves and quotations provided by price index developers such as Platts. In certain less liquid markets, forward prices are not as readily available. In these circumstances, commodity swaps are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. These contracts are classified as Level 3. Due to unavailability of observable volatility data input, the fair value measurement of all our collars has been categorized as Level 3.

The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of December 31, 2010			As of December 31, 2009
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$32,779	$(64,194)	$(31,415)	$30,538	$(83,713)	$(53,175)
Significant unobservable inputs (Level 3)	1,509	—	1,509	26,355	—	26,355
Netting adjustments (1)	(32,859)	32,859	—	(32,873)	32,873	—

	$1,429	$(31,335)	$(29,906)	$24,020	$(50,840)	$(26,820)

(1)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Changes in the fair value of net commodity derivatives classified as Level 3 in the fair value hierarchy at December 31 were:

	Year ended December 31,
Net derivative assets	2010	2009
Beginning balance	$26,355	$79,603
Total realized and unrealized gains (losses) included in non-hedge derivative gains (losses)	3,422	(3,939)
Settlements	(28,268)	(49,309)

Ending balance	$1,509	$26,355

Losses relating to assets still held at the reporting date included in non-hedge derivative gains for the period	$(775)	$(1,777)

Fair value of other financial instruments

The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value for long-term debt at December 31, 2010 and 2009 approximates fair value because substantially all debt carries variable market rates and incorporates a measure of our credit risk. The carrying value and estimated market value of our senior notes at December 31, 2010 and 2009 were as follows:

	December 30, 2010		December 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
8.5% Senior Notes due 2015	$325,000	$332,313	$325,000	$281,125
8.875% Senior Notes due 2017	323,099	329,875	322,877	281,125
9.875% Senior Notes due 2020	293,135	315,000	—	—

	$941,234	$977,188	$647,877	$562,250

Fair value amounts have been estimated based on quoted market prices. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Concentrations of credit risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of derivative instruments and accounts receivable. Derivative instruments are exposed to credit risk from counterparties. We do not require collateral or other security to support the derivative instruments subject to credit risk, however, our derivative contracts have been executed with the institutions that are affiliates of our lenders, and we believe the credit risks associated with all of these institutions are acceptable. At December 31, 2010, we had a commodity derivative net asset balance of $683 with Credit Agricole Corporate and Investment Bank. As of December 31, 2010, we have no balance outstanding on our credit facility. We did not post collateral under any of these contracts as they are secured under our senior secured revolving credit facility. Payment on our derivative contracts would be accelerated in the event of a default on our revolving credit facility. The aggregate fair value of our derivative liabilities was $64,194 at December 31, 2010.

Accounts receivable are primarily from purchasers of oil and natural gas products, and exploration and production companies who own interests in properties we operate. The industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic, industry or other conditions.

Sales of oil and natural gas to one purchaser accounted for 20.3% and 26.4% of total oil and natural gas revenues, excluding the effects of hedging activities, during the years ended December 31, 2010 and 2009, respectively. Sales of oil and natural gas to two purchasers accounted for 23.7% and 10.3% of total oil and natural gas revenues, excluding the effects of hedging activities, during the year ended December 31, 2008. If we were to lose a purchaser, we believe we could replace it with a substitute purchaser.

Note 4: Asset retirement obligations

The activity incurred in the asset retirement obligation for the years ended December 31, 2010 and 2009 is as follows:

	Year ended December 31,
	2010	2009
Beginning balance	$37,465	$33,375
Liabilities incurred in current period	1,488	1,322
Liabilities settled in current period	(518)	(159)
Accretion expense	3,260	2,927

	41,695	37,465
Less current portion	690	300

	$41,005	$37,165

See Note 1 for additional information regarding our accounting policies for asset retirement obligations and fair value measurements.

We have funds held in escrow that are legally restricted for certain of our asset retirement obligations. The balances of these escrow accounts were $1,653 and $1,672 at December 31, 2010 and 2009, respectively and are included in “Other assets” in our consolidated balance sheets. We are entitled to make quarterly withdrawals from the plugging escrow account equal to one-half of the interest earnings for the period and as reimbursement for actual plugging and abandonment expenses incurred on the North Burbank Unit, provided that written documentation has been provided. The balance is not intended to reflect our total future financial obligation for the plugging and abandonment of these wells.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Note 5: Senior Notes

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

In connection with the issuance of the 8.5% senior notes, we capitalized $9,251 of costs related to underwriting and other fees that are amortized to interest expense using the effective interest method. Unamortized costs of $5,567 and $6,430 were included in other assets as of December 31, 2010 and 2009, respectively. Amortization of $863, $790, and $723 was charged to interest expense during the years ended December 31, 2010, 2009 and 2008, respectively, related to these costs.

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

In connection with the issuance of the 8.875% senior notes, we recorded a discount of $2,671 and capitalized $7,316 of issuance costs related to underwriting and other fees that are amortized to interest expense using the effective interest method. Unamortized issuance costs of $5,221 and $5,830 were included in other assets as of December 31, 2010 and 2009, respectively. Accretion of $222, $202, and $185 was charged to interest expense during the years ended December 31, 2010, 2009, and 2008, respectively, related to the discount, and amortization of $609, $556, and $500 was charged to interest expense during the years ended December 31, 2010, 2009, and 2008, respectively, related to the issuance costs.

On September 16, 2010, we issued $300,000 of 9.875% senior notes due 2020 at a price of 97.672% of the principal amount. The net proceeds, after underwriting and issuance costs, were used to pay down the outstanding indebtedness under our revolving line of credit and for working capital. Interest is payable on the Senior Notes semi-annually on April 1 and October 1 each year beginning April 1, 2011. The notes mature on October 1, 2020. On or after October 1, 2015, we may, at our option, redeem the notes at the following redemption prices plus accrued and unpaid interest: 104.938% after October 1, 2015, 103.292% after October 1, 2016, 101.646% after October 1, 2017, and 100% after October 1, 2018 and thereafter. Prior to October 1, 2013, we may redeem up to 35% of the notes with the net proceeds of one or more equity offerings at a redemption price of 109.875%, plus accrued and unpaid interest.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

As part of the indenture for our 9.875% senior notes, we entered into a registration rights agreement in which we agreed to file a registration statement with the Securities and Exchange Commission related to an offer to exchange the notes for an issue of registered notes within 270 days of the closing date. If we fail to complete the exchange offer within 270 days after the closing date, we would be required to pay liquidated damages equal to 0.25% per annum of the principal amount of the notes for the first 90 days after the target registration date. After the first 90 days, the rate increases an additional 0.25% for each additional 90 days, up to a total of 1.0%.

In connection with the issuance of the 9.875% senior notes, we recorded a discount of $6,984 and capitalized $6,648 of issuance costs related to underwriting and other fees that are amortized to interest expense using the effective interest method. We had unamortized issuance costs of $6,536 as of December 31, 2010 that are included in other assets. Accretion of $119 was charged to interest expense during the year ended December 31, 2010 related to the discount, and amortization of $112 was charged to interest expense during the year ended December 31, 2010 related to the issuance costs.

The indentures governing our Senior Notes contain certain covenants which limit our ability to:

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

Senior Notes at December 31 consisted of the following:

	2010	2009
8.5% Senior Notes due 2015	$325,000	$325,000
8.875% Senior Notes due 2017	325,000	325,000
9.875% Senior Notes due 2020	300,000	—
Discount on Senior Notes due 2017	(1,901)	(2,123)
Discount on Senior Notes due 2020	(6,865)	—

	$941,234	$647,877

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Note 6: Long-term debt

Long-term debt consists of the following:

	December 31,
	2010	2009
Revolving credit line with banks	$—	$507,001
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 3.71% to 9.26%, due January 2017 through December 2028; collateralized by real property	13,024	13,465
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.00% to 9.25%, due January 2011 through January 2016; collateralized by automobiles, machinery and equipment	7,699	8,285

	20,723	528,751
Less current maturities	4,047	4,405

	$16,676	$524,346

Maturities of long-term debt as of December 31, 2010 are as follows:

2011	$4,047
2012	2,653
2013	1,633
2014	1,040
2015	944
2016 and thereafter	10,406

$20,723

As of December 31, 2009, we were party to a Seventh Restated Credit Agreement (our “prior credit facility”), which was scheduled to mature on October 31, 2010 and was collateralized by our oil and natural gas properties.

On April 12, 2010, in connection with our sale of common stock to CCMP, we entered into and closed an Eighth Restated Credit Agreement (“our senior secured revolving credit facility”), which had an initial borrowing base of $450,000, is collateralized by our oil and natural gas properties, and is scheduled to mature on April 12, 2014. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under our senior secured revolving credit facility, to repay the amounts owing under our prior credit facility, and those amounts are classified as long-term debt as of December 31, 2009. During the second quarter of 2010, we recorded expenses for derivative novation and break fees and the write off of prepaid bank fees associated with our prior credit facility of $3,090, and we recorded deferred financing costs associated with the closing of our senior secured revolving credit facility of $10,909.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

The terms of our senior secured revolving credit facility are described below. The terms of our prior credit facility were substantially similar to those contained in our senior secured revolving credit facility. All discussions of interest rates and ratios as of dates prior to April 12, 2010 relate to our prior credit facility.

Availability under our senior secured revolving credit facility is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. As a result of the issuance of our 9.875% senior notes due 2020, the borrowing base was reduced from $450,000 to $375,000 effective September 16, 2010. The borrowing base of $375,000 was reaffirmed effective November 23, 2010.

Borrowings under our senior secured revolving credit facility are made, at our option, as either Eurodollar loans or Alternate Base Rate (“ABR”) loans. Interest, including commitment fees, was paid at least every three months during 2010 and 2009. The effective rate of interest on the entire outstanding balance of our revolving credit line was 6.081% as of December 31, 2009 and was based upon LIBOR. We had no balance outstanding as of December 31, 2010.

Interest on Eurodollar loans is computed at the Adjusted LIBO Rate, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in our senior secured revolving credit facility, plus a margin where the margin varies from 2.50% to 3.50% depending on the utilization percentage of the conforming borrowing base. From April 12, 2010 until October 12, 2010, the margin was fixed at 3.00%. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.

Interest on ABR loans is computed as the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in our senior secured revolving credit facility, plus 1/2 of 1%, or (3) the Adjusted LIBO Rate, as defined in our senior secured revolving credit facility, plus 1%; plus a margin where the margin varies from 1.625% to 2.625%, depending on the utilization percentage of the borrowing base.

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

Our senior secured revolving credit facility contains restrictive covenants that may limit our ability, among other things, to:

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

Our senior secured revolving credit facility also has certain negative and affirmative covenants that require, among other things, maintaining a Current Ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0. Our senior secured revolving credit facility also requires us to maintain, to the extent borrowings are outstanding, a Consolidated Total Debt to Consolidated EBITDAX ratio, or to the extent no borrowings are outstanding, a Consolidated Net Debt to Consolidated EBITDAX ratio, as defined in our senior secured revolving credit facility, of not greater than:

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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

The First Amendment to our senior secured revolving credit facility, dated July 26, 2010, modified the definition of Consolidated EBITDAX to (1) permit cash proceeds received from the monetization of derivatives to be included in the calculation of Consolidated EBITDAX, to the extent that such monetizations, in any period between scheduled redeterminations, do not exceed 5% of the borrowing base then in effect, and (2) permit the exclusion from the calculation of Consolidated EBITDAX of up to $4,500 in one-time cash expenses associated with our financing transactions that were incurred and paid during the second quarter of 2010.

We believe we were in compliance with all covenants under our senior secured revolving credit facility as of December 31, 2010.

Our senior secured revolving credit facility also specifies events of default, including non-payment, breach of warranty, non-performance of financial covenants, default on other indebtedness, certain adverse judgments, and change of control, among others. In addition, bankruptcy and insolvency events with respect to us or certain of our subsidiaries will result in an automatic acceleration of the indebtedness under our senior secured revolving credit facility. An acceleration of our indebtedness under our senior secured revolving credit facility could in turn result in an event of default under the indentures for our Senior Notes, which in turn could result in the acceleration of the Senior Notes.

If the outstanding borrowings under our senior secured revolving credit facility were to exceed the borrowing base as a result of a redetermination, we would be required to eliminate this excess. Within 10 days after receiving notice of the new borrowing base, we would be required to make an election: (1) to repay a portion of our bank borrowings in the amount of the excess either in a lump sum within 30 days or in equal monthly installments over a six-month period, (2) to submit within 30 days additional oil and natural gas properties we own for consideration in connection with the determination of the borrowing base sufficient to eliminate the excess or (3) to eliminate the excess through a combination of repayments and the submission of additional oil and natural gas properties within 30 days.

Note 7: Capital leases

Future minimum lease payments under capital leases for property and equipment and the present value of the net minimum lease payments as of December 31, 2010 are as follows:

2011	$124
2012	10

Total minimum lease payments	134
Less amount representing interest	4

Present value of net minimum lease payments	130
Less current portion	120

$10

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Note 8: Income taxes

Income tax expense (benefit) consists of the following for the years ended December 31:

	2010	2009	2008
Current tax expense (benefit)
Federal tax benefit	$(16)	$(22)	$(22)
State tax expense (benefit)	95	(1)	(6)

Current tax expense (benefit)	79	(23)	(28)

Deferred tax benefit
Federal tax expense (benefit)	19,712	(77,260)	(30,083)
State tax expense (benefit)	4,012	(12,494)	(4,865)

Deferred tax expense (benefit)	23,724	(89,754)	(34,948)

	$23,803	$(89,777)	$(34,976)

Income tax expense (benefit) differed from amounts computed by applying the U.S. Federal income tax rate as follows for the years ended December 31:

	2010	2009	2008
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.5%	3.6%	3.6%
Statutory depletion	(0.7)%	(0.5)%	(0.5)%
Other	1.6%	(0.8)%	0.5%

Effective tax rate	41.4%	37.3%	38.6%

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Components of the deferred tax assets and liabilities are as follows at December 31:

	2010	2009
Deferred tax assets related to
Asset retirement obligations	$6,238	$5,012
Accrued expenses, allowance and other	3,266	2,627
Net operating loss carryforwards
Federal	122,791	97,635
State	10,174	12,161
Statutory depletion carryforwards	2,003	1,854
Alternative minimum tax credit carryforwards	308	308

	144,780	119,597
Less valuation allowance	(4,864)	(5,848)

Deferred tax asset	139,916	113,749
Deferred tax liabilities related to
Derivative instruments	(31,462)	(25,449)
Property and equipment	(77,288)	(23,461)
Inventories	(1,018)	(627)

Deferred tax liability	(109,768)	(49,537)

Net deferred tax asset	30,148	64,212
Less net current deferred tax asset	9,531	1,790

Long-term deferred tax asset	$20,617	$62,422

Approximately $9,414 and $948 of the current deferred tax asset at December 31, 2010 and 2009, respectively, relates to the short-term derivative instruments. Additionally, approximately $241 and $131 of the current deferred tax asset relates to asset retirement obligations at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, taxes receivable of $21 and $21, respectively, are included in accounts receivable.

We have federal net operating loss carryforwards of approximately $350,800 at December 31, 2010, significant portions of which will begin to expire in 2018 if unused. At December 31, 2010, we have state net operating loss carryforwards of approximately $255,900, which will begin to expire in 2011. At December 31, 2010, approximately $125,200 of the state net operating loss carryforwards have been reduced by a valuation allowance based on our assessment that it is more likely than not that a portion will not be realized. The decrease in the valuation allowance of $984 during the year ended December 31, 2010 relates to adjustments to our estimated state net operating loss carryforwards and to our expected realization of such carryforwards. In addition, at December 31, 2010 we had tax percentage depletion carryforwards of approximately $5,724, which are not subject to expiration.

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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Note 9: Related party transactions

Transactions with Chesapeake Energy Corporation

CHK Holdings L.L.C. (“CHK”), an indirect wholly owned subsidiary of Chesapeake Energy Corporation (“Chesapeake”), owns approximately 20% of our outstanding common stock. We participate in ownership of properties operated by Chesapeake, and we received revenues and incurred joint interest billings on these properties as follows:

	Year ended December 31,
	2010	2009	2008
Revenues	$6,395	$5,223	$9,033
Joint interest billings	$(5,111)	$(3,280)	$(3,764)

In addition, Chesapeake participates in ownership of properties operated by us, and we paid revenues and recorded joint interest billings to Chesapeake on these properties as follows:

	Year ended December 31,
	2010	2009	2008
Revenues	$(1,553)	$(1,454)	$(2,941)
Joint interest billings	$1,765	$2,728	$3,007

Amounts receivable from and payable to Chesapeake were $718 and $120, respectively, as of December 31, 2010. Amounts receivable from and payable to Chesapeake were $2,506 and $241, respectively, as of December 31, 2009.

We were recently notified that CHK intends to sell all of its equity interest in us. The sale by CHK will be subject to the terms and conditions of the Stockholders Agreement described in Note 10, including the restrictions on its ability to sell its equity interest.

Transactions with CCMP

On April 12, 2010, we closed the sale of an aggregate of 475,043 shares of our common stock to CCMP, and as a result of this transaction, CCMP owns approximately 36% of our total outstanding common stock. Fees and other expenses associated with the sale were $11,769, which includes $5,000 paid to CCMP for its expenses in connection with the transaction. See Note 10 for additional information regarding the sale of stock to CCMP.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Note 10: Common Stock

On March 23, 2010, we entered into a Stock Purchase Agreement with CCMP, pursuant to which CCMP would purchase and we would sell 475,042 shares of our class E common stock, par value $0.01 per share, and one share of class F common stock, par value $0.01 per share, for a purchase price of $325,000. Fees and other expenses of the transaction were $11,769. The closing date of the Stock Purchase Agreement (the “Closing Date”) was April 12, 2010.

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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Summary of changes in common stock

The following is a summary of the changes in our common shares outstanding during the year ended December 31, 2010:

	Common Stock
	Class A	Class B	Class C	Class D	Class E	Class F	Class G	Shares Outstanding on April 11, 2010	Total
Shares issued at January 1, 2010	—	—	—	—	—	—	—	877,000	877,000
Change in classification	—	357,882	209,882	279,999	29,234	—	3	(877,000)	—
Common stock issuance for cash	—	—	—	—	475,042	1	—	—	475,043
Restricted stock issuances	51,346	—	—	—	—	—	—	—	51,346

Shares issued at December 31, 2010	51,346	357,882	209,882	279,999	504,276	1	3	—	1,403,389

There were no changes in our common shares outstanding during the years ended December 31, 2009 and 2008.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Note 11: Stock-based compensation

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

A summary of our phantom stock activity for the three years ended December 31, 2010 is presented in the following table:

	Weighted average grant date fair value	Phantom shares	Vest date fair value	Weighted average amortization period remaining
	($ per share)			(years)

Unvested and outstanding at January 1, 2008	$9.41	200,843		2.15
Granted	$16.54	31,158
Vested	$—	—	$—
Forfeited	$13.29	(12,343)

Unvested and outstanding at December 31, 2008	$10.20	219,658		1.49
Granted	$11.89	40,601
Vested	$5.38	(80,411)	811
Forfeited	$11.75	(4,366)

Unvested and outstanding at December 31, 2009	$12.77	175,482		1.90
Granted	$23.93	18,841
Vested	$9.17	(59,652)	1,442
Forfeited	$13.63	(7,812)

Unvested and outstanding at December 31, 2010	$16.04	126,859		2.09

Payments for phantom shares totaled $1,445 and $809 during 2010 and 2009, respectively. There was no payment for phantom shares in 2008. As of December 31, 2010, there were no vested units outstanding. Based on an estimated fair value of $17.94 per phantom share as of December 31, 2010, the aggregate intrinsic value of the unvested phantom shares outstanding was $2,276, which includes approximately $974 of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 2.09 years. As of December 31, 2010 and 2009, accrued payroll and benefits payable included $321 and $1,315, respectively, for deferred compensation costs vesting within the next twelve months.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

2010 Equity Incentive Plan

We adopted the Chaparral Energy, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”) on April 12, 2010. The 2010 Plan reserves a total of 86,301 shares of our class A common stock for awards issued under the 2010 Plan. All of our or our affiliates’ employees, officers, directors, and consultants, as defined in the 2010 Plan, are eligible to participate in the 2010 Plan.

Our Board of Directors has approved awards of restricted stock under the 2010 Plan totaling 51,346 shares of our class A common stock. These awards consisted of a total of 10,049 shares that are subject to service vesting conditions (also defined as “Time Vesting” awards in the restricted stock agreements) and a total of 41,297 shares that are subject to market and performance vesting conditions (also defined as “Performance Vesting” awards in the restricted stock agreements).

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

The price paid by CCMP for our class E common stock on April 12, 2010, was considered to be the fair value of the service condition awards granted through December 30, 2010. The Monte Carlo simulation method was used to value the market condition awards. A Monte Carlo simulation allows for the analysis of a complex security through statistical measures applied to a model that is simulated thousands of times to build distributions of potential outcomes. The variables and assumptions used in this calculation were as follows:

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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

A summary of our restricted stock activity during 2010 is presented in the following table:

	Weighted average grant date fair value	Restricted shares
	($ per share)

Unvested and outstanding at January 1, 2010	$—	—
Granted	$371.24	51,346
Vested	$—	—
Forfeited	$—	—

Unvested and total outstanding at December 31, 2010	$371.24	51,346

Unrecognized compensation cost of $15,372 associated with our non-vested restricted stock awards is expected to be recognized over a weighted-average period of 4.45 years.

Note 12: Retirement benefits

We provide a 401(k) retirement plan for all employees, and we match employee contributions 100%, up to 6% of each employee’s gross wages. At December 31, 2010, 2009, and 2008, there were 595, 563, and 691 employees, respectively, participating in the plan. Our contribution expense was $2,000, $1,865, and $1,883 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 13: Commitments and contingencies

Standby Letters of Credit (“Letters”) available under the revolving credit line are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had various Letters outstanding totaling $920, $2,855, and $2,730 as of December 31, 2010, 2009, and 2008, respectively. Interest on each Letter accrues at the lender’s prime rate for all amounts paid by the lenders under the Letters. We paid no interest on the Letters during 2010, 2009, or 2008.

We have entered into operating lease agreements for the use of office space and equipment rental on oil and natural gas properties. Rent expense for the years ended December 31, 2010, 2009, and 2008 was $4,647, $5,279, and $7,116, respectively.

We have open purchase orders for inventory totaling $3,270 at December 31, 2010.

We have a long-term contract to purchase CO2 manufactured at an existing ethanol plant. We are currently purchasing approximately nine MMcf per day of CO2 under this contract, and we expect to purchase an average of approximately 12 MMcf per day over the fifteen-year contract term, which began on May 1, 2009. Purchases under this contract were $305, $62 and $0 during 2010, 2009, and 2008, respectively. Pricing under the contract is variable over time and the contract has renewal language.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

We have rights under two additional contracts that require us to purchase CO2 for EOR projects. Under one of these contracts, we are currently purchasing an average of approximately 16 MMcf per day and expect our purchases to remain at that level over the remaining contract term, which expires in February 2021. Purchases under this contract were $961, $600, and $746 during 2010, 2009, and 2008, respectively. Under the second of these contracts, we as unit operator have nominated to purchase 10 MMcf per day of CO2 through 2012, and are currently purchasing approximately nine MMcf per day of CO2 under this contract. Purchases under this contract, which include transportation charges, were $1,505, $3,248, and $3,198 during 2010, 2009, and 2008, respectively. The contract expires in 2016. We may terminate or permanently reduce our purchase rate under this contract at the end of any calendar year with 13 months notice. Pricing under both of these contracts is dependent on certain variable factors, including the price of oil.

During 2010, we entered into change of control severance agreements under which the officers are entitled to receive certain severance benefits. The severance payment will be paid in equal monthly installments over a period of months as calculated under the terms of the agreement and will be equal to a set multiplier times the sum of (A) the officer’s base salary as in effect immediately prior to his termination date, plus (B) the officer’s bonus for the full year in which the termination date occurred.

Effective April 15, 2009, we settled a lawsuit against John Milton Graves Trust u/t/a 6/11/2004, et al (the “Sellers”). Pursuant to the settlement agreement, the Sellers paid us $7,100 and we retained $387 contained in an escrow account, which amount settled all claims related to the litigation. In addition, the parties issued mutual releases, dismissed with prejudice the pending litigation and the claims made therein, and the Sellers will take action to clear the title to certain properties purchased by us in the Calumet acquisition. As a result of the settlement, a $14,406 receivable and a $4,378 payable related to the litigation were eliminated, the escrow cash account was reclassified to operating cash, and we recorded a charge to expense of $2,928 during the year ended December 31, 2009.

In February 2008, loss of well control occurred at the Bowdle 47 No. 2 well in Loving County, Texas. Total costs attributable to the loss of well control were approximately $10,648. Our insurance policy has covered 100% of these costs, with the $627 insurance retention and deductible being payable by us. As of December 31, 2009, we received insurance proceeds of $10,021, and no further receipts are expected. Insurance proceeds received are recorded as a reduction of oil and natural gas properties on the balance sheet and in the statement of cash flows.

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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Note 14: Discontinued operations

Discontinued operations consist of third-party revenue and operating expenses of the ESP and Chemicals divisions of GCS, which was acquired on April 16, 2007. Revenues were generated through the sale of oilfield supplies, chemicals, downhole submersible pumps and related services to oil and natural gas operators primarily in Oklahoma, Texas, and Wyoming. Operating expenses consisted of costs of sales related to product sales and general and administrative expenses.

In the second quarter of 2009, we committed to a plan to sell the assets of these divisions, and on June 8, 2009, we sold the assets of the ESP division of GCS to Global Oilfield Services, Inc. (“Global”) for a cash price of approximately $24,650 after working capital adjustments as provided in the agreement. We paid off notes payable attributed to certain assets sold to Global in the amount of $1,605, and recorded a pre-tax gain associated with the sale of $9,081.

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

The operating results of GCS have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below. There was no activity associated with these divisions during 2010.

	Year ended December 31,
	2009	2008
Revenues	$8,760	$25,537
Operating expenses	(8,375)	(23,061)
Depreciation, depletion and amortization	(541)	(947)
Gain on sale	10,449	—

Income before income taxes	10,293	1,529
Income tax expense	3,841	590

Income from discontinued operations	$6,452	$939

There were no assets held for sale or liabilities associated with discontinued operations as of December 31, 2010 or 2009.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Note 15: Oil and natural gas activities

Our oil and natural gas activities are conducted entirely in the United States. Costs incurred in oil and natural gas producing activities are as follows for the years ended December 31:

	2010	2009	2008
Property acquisition costs
Proved properties	$32,458	$14,552	$39,201
Unproved properties	9,062	3,781	6,677

Total acquisition costs	41,520	18,333	45,878
Development costs(1)	251,564	127,640	251,690
Exploration costs(2)	34,180	4,942	5,108

Total	$327,264	$150,915	$302,676

(1)	Includes $9,794, $5,831 and $17,946 of costs related to CO2 support facilities and pipelines in 2010, 2009 and 2008, respectively.
(2)	Includes $16,667 of EOR costs in 2010.

Depreciation, depletion, and amortization expense of oil and natural gas properties was $96,676, $92,561, and $91,316 for the years ended December 31, 2010, 2009, and 2008, respectively. The average depreciation, depletion and amortization rate per equivalent unit of production was $12.01, $12.12, and $12.91 for the years ended December 31, 2010, 2009 and 2008, respectively.

Oil and natural gas properties not subject to amortization consist of the cost of unevaluated properties and seismic costs associated with specific unevaluated properties. Of the $19,135 of unproved property costs at December 31, 2010 being excluded from the amortization base, $8,246, $4,656, and $3,740 were incurred in 2010, 2009 and 2008, respectively, and $2,493 was incurred in prior years. These costs are primarily seismic and lease acquisition costs. We expect to complete our evaluation of the properties representing the majority of these costs within the next two to five years.

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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Our oil and natural gas reserves are attributable solely to properties within the United States. A summary of the changes in our quantities of proved oil and natural gas reserves for the three years ended December 31, 2010 are as follows:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Balance at January 1, 2008	99,104	392,269	164,482
Purchase of minerals in place	1,170	7,549	2,428
Sales of minerals in place	(31)	(854)	(173)
Extensions and discoveries	2,444	51,149	10,969
Revisions (1)	(46,784)	(67,414)	(58,020)
Improved recoveries	(847)	9,462	730
Production	(3,773)	(19,795)	(7,072)

Balance at December 31, 2008	51,283	372,366	113,344
Purchase of minerals in place	595	336	651
Sales of minerals in place	(33)	(18)	(36)
Extensions and discoveries	6,671	49,446	14,912
Revisions(2)	32,328	(87,990)	17,663
Improved recoveries	2,499	2,874	2,978
Production	(3,874)	(22,584)	(7,638)

Balance at December 31, 2009	89,469	314,430	141,874
Purchase of minerals in place	1,352	17,166	4,213
Sales of minerals in place	—	(6)	(1)
Extensions and discoveries	4,767	37,914	11,086
Revisions	(2,694)	(10,542)	(4,451)
Improved recoveries	4,611	—	4,611
Production	(4,093)	(23,742)	(8,050)

Balance at December 31, 2010	93,412	335,220	149,282

Proved developed reserves:
January 1, 2008	61,567	269,578	106,497

December 31, 2008	40,382	263,331	84,271

December 31, 2009	55,861	228,006	93,862

December 31, 2010	55,607	257,754	98,566

Proved undeveloped reserves:
January 1, 2008	37,537	122,691	57,985

December 31, 2008	10,901	109,035	29,073

December 31, 2009	33,608	86,424	48,012

December 31, 2010	37,805	77,466	50,716

(1)	The downward revision in our oil and natural gas reserves during 2008 was primarily due to a decrease in price from $96.01 and $6.80, respectively, as of December 31, 2007 to $44.60 and $5.62, respectively as of December 31, 2008.
(2)	The upward revision in our oil reserves during 2009 was primarily due to an increase in price from $44.60 as of December 31, 2008 to $61.18 as of December 31, 2009. The downward revision in our natural gas reserves during 2009 was primarily due to a decrease in price from $5.62 as of December 31, 2008 to $3.87 as of December 31, 2009.

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

For 2010 and 2009, future cash inflows used in the standardized measure calculation were estimated by applying a twelve-month average price for oil and natural gas, adjusted for location and quality differences, to the estimated future production of year-end proved reserves. Future cash inflows for 2008 were estimated by applying the year-end price for oil and natural gas, adjusted for location and quality differences, to the estimated future production of year-end proved reserves. Future cash inflows do not reflect the impact of future production that is subject to open hedge positions (see Note 3, “Derivative activities and financial instruments”). Future cash inflows were reduced by estimated future development, abandonment and production costs based on year-end costs in order to arrive at net cash flows before tax. Future income tax expense has been computed by applying year-end statutory tax rates to aggregate future pre-tax net cash flows reduced by the tax basis of the properties involved and tax carryforwards. GAAP requires the use of a 10% discount rate and prices and costs excluding escalations based upon future conditions.

In general, management does not rely on the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable and possible as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	2010	2009	2008
Future cash flows	$8,614,519	$6,376,198	$4,198,416
Future production costs	(3,448,904)	(2,561,177)	(1,841,786)
Future development and abandonment costs	(1,054,771)	(734,611)	(438,360)
Future income tax provisions	(1,211,143)	(792,160)	(338,416)

Net future cash flows	2,899,701	2,288,250	1,579,854
Less effect of 10% discount factor	(1,663,675)	(1,316,886)	(824,841)

Standardized measure of discounted future net cash flows	$1,236,026	$971,364	$755,013

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Future cash flows as shown above were reported without consideration for the effects of cash flow hedges outstanding at each period end. Based on SEC prices used in determining future net revenues, if the effects of cash flow hedges were included in the computation, then future cash flows would have increased by $0, $28,156, and $259,793 in 2010, 2009 and 2008, respectively.

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	2010	2009	2008
Beginning of year	$971,364	$755,013	$1,793,980
Sale of oil and natural gas produced, net of production costs	(275,939)	(177,891)	(347,749)
Net changes in prices and production costs	512,006	369,851	(1,184,385)
Extensions and discoveries	166,330	126,235	231,614
Improved recoveries	69,181	25,212	15,415
Changes in future development costs	(236,031)	(253,459)	142,143
Development costs incurred during the period that reduced future development costs	84,327	62,960	181,462
Revisions of previous quantity estimates	(66,781)	149,494	(1,225,090)
Purchases and sales of reserves in place, net	63,205	4,956	46,148
Accretion of discount	124,480	88,440	401,154
Net change in income taxes	(181,858)	(174,544)	703,123
Changes in production rates and other	5,742	(4,903)	(2,802)

End of year	$1,236,026	$971,364	$755,013

The following prices before field differentials were used in determining future net revenues related to the standardized measure calculation:

	2010	2009	2008
Oil (per Bbl)	$79.43	$61.18	$44.60
Natural gas (per Mcf)	$4.38	$3.87	$5.62

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements—(Continued)

(Dollars in thousands, unless otherwise noted)

Note 17: Subsequent events

On February 22, 2011, we issued $400,000 aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes due 2015, to redeem our 8.5% Senior Notes due 2015 not purchased in the tender offer, and for general corporate purposes. In connection with the issuance of the 8.25% Senior Notes and the repurchase or redemption of our 8.5% Senior Notes due 2015, we capitalized approximately $8,500 of issuance costs related to underwriting and other fees and we expensed approximately $15,000 of redemption-related costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. Based on their evaluation as of the end of the fiscal year ended December 31, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

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

Name	Age	Position
Mark A. Fischer	61	Chairman, Chief Executive Officer and President
Joseph O. Evans	56	Chief Financial Officer and Executive Vice President
K. Earl Reynolds	50	Chief Operating Officer and Executive Vice President (effective February 1, 2011)
Robert W. Kelly II	53	Senior Vice President and General Counsel
Larry E. Gateley	61	Senior Vice President—Reservoir Engineering and Business Development
James M. Miller	48	Senior Vice President—Mid-Continent Region Manager
Charles A. Fischer, Jr.	62	Director
Aubrey K. McClendon	51	Director
Karl Kurz	49	Director
Christopher Behrens	50	Director

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

K. Earl Reynolds, Chief Operating Officer and Executive Vice President, joined the Company in February 2011. From 2000 through 2010, Mr. Reynolds was actively involved in international operations and strategic planning for Devon Energy, most recently serving as Senior Vice President – Strategic Development, and was responsible for tactical planning, budgeting, coordination of acquisitions and divestitures, and oversight of the company’s assessment of oil and gas reserves. Prior to Devon Energy, Mr. Reynolds’ career included several key leadership roles in domestic and international operations with companies such as Burlington Resources and Mobil Oil. Mr. Reynolds is registered as a Professional Engineer and a member of the Society of Petroleum Engineers. He has served on the board of directors for several non-profit organizations in Houston and Oklahoma City. Mr. Reynolds holds a Master of Science degree in Petroleum Engineering from the University of Houston and a Bachelor of Science degree in Petroleum Engineering from Mississippi State University.

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

Larry E. Gateley, Sr. Vice President—Reservoir Engineering and Business Development, joined the Company in 1997 as the Reservoir Engineering and Acquisitions Manager, and is responsible for the Company Reservoir Group, which prepares the Company Annual Reserve Report, the Acquisition Department, the Company EOR Special Projects Group, and the Joint Interests Department. Mr. Gateley has 38 years of diversified management and operational and technical engineering experience. His previous positions include Reservoir/Production/Drilling Engineer for Exxon Company USA, Sr. Petroleum Engineer for J.M. Huber Corp., Chief Drilling Engineer for Post Petroleum Inc., Vice President and Co-Owner of Wood-Gate Engineering Inc., Vice President of Acquisitions for SMR Energy Income Funds, and Acquisitions Manager for Frontier Natural Gas Corporation. Mr. Gateley is a registered Professional Engineer in the states of Oklahoma and Texas. He is a graduate of the University of Oklahoma with a Bachelor of Science degree in Mechanical Engineering.

James M. Miller, Sr. Vice President—Mid-Continent Region Manager, joined the Company in 1996, as Operations Engineer. Since joining the Company, Mr. Miller has been promoted to positions of increasing responsibility and currently oversees all company production operations and field services. Mr. Miller has gained particular expertise in the area of operating secondary and EOR units. Prior to joining Chaparral, Mr. Miller worked for KEPCO Operating Inc. for one year as a petroleum engineer. From 1987 to 1995, he was employed by Robert A. Mason Production Co., as a petroleum engineer, and later as Vice President of Production. He is a member of the Society of Petroleum Engineers and the American Petroleum Institute. Mr. Miller attended the University of Oklahoma and received a Bachelor of Science degree in Petroleum Engineering.

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

Karl Kurz, Director, has over 28 years of energy industry experience with a focus on executive management, operations, midstream, marketing, business development, and planning. Mr. Kurz joined CCMP Capital Advisors, LLC in 2009 as a Managing Director and Co-Head of the Energy Group, and is a member of its Investment Committee. Previously, Mr. Kurz served as the chief operating officer for Anadarko Petroleum Corporation, one of the world’s largest independent oil and gas exploration and development companies from December 2006 through March 2009. He led a global organization of approximately 3,300 employees with a 2008 capital budget of $5.2 billion. He had responsibility for global exploration and production, marketing, midstream, land, technology, and engineering services. Mr. Kurz joined Anadarko in 2000 as Manager, Energy Marketing. He was promoted to Vice President, Marketing in November 2003, to Senior Vice President, Marketing, and General Manager, U.S. Onshore in May 2005 and to Senior Vice President, North America Operations, Midstream and Marketing in August 2006. Mr. Kurz began his career with ARCO Oil & Gas Company in 1983 and spent seven years in various upstream roles, with a focus on reservoir and production engineering. In 1990, he continued his career with a move into ARCO Oil & Gas Company’s Crude Oil Marketing Department. Mr. Kurz became Manager of Vastar Resources, Inc.’s Crude Oil and NGL Marketing Department in 1995 and was promoted to General Manager of Midstream and Marketing in 1998. Mr. Kurz holds a Bachelor of Science in petroleum engineering from Texas A&M University, graduating Magna Cum Laude in 1983. He is also a graduate of Harvard’s Advanced Management Program in 2008. Mr. Kurz has served on the Board of Directors of Natural Gas Supply Association, the American Petroleum Institute, and the Independent Petroleum Association of America. He also served on the board of Western Gas Partners (WES) from December 2007 through March 2009, and currently serves on the board of SemGroup Corporation. Active in his community, Mr. Kurz serves on the Board of Sam Houston Council of the Boy Scouts of America and Dallas Theological Seminary. Mr. Kurz is one of the two board designees of the holders of our class E common stock.

Christopher Behrens, Director, is a Managing Director in the New York office of CCMP Capital Advisors, LLC and a member of its Investment Committee. He focuses on making investments in the industrial, distribution and energy sectors. Prior to joining CCMP in 2006, Mr. Behrens was a partner with J.P. Morgan Partners, LLC. Prior to joining J.P. Morgan Partners in 1994, he was a Vice President in the Merchant Banking Group of The Chase Manhattan Corporation. Mr. Behrens holds a B.A. from the University of California, Berkeley and an M.A. from Columbia University. Mr. Behrens serves on the board of directors of a number of private companies. Mr. Behrens is one of the two board designees of the holders of our class E common stock.

Board Committees

On April 12, 2010, our Board of Directors established a compensation committee and an audit committee, effective upon the closing of the sale of our common stock to CCMP. All members of the Board of Directors were appointed to both the compensation committee and the audit committee, and the Board of Directors adopted charters for both committees on November 10, 2010. Christopher Behrens has been appointed Chairman of the audit committee, and Karl Kurz has been appointed Chairman of the compensation committee.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to all employees, officers and members of our board of directors. The Code of Business Conduct and Ethics is available on our website at http://www.chaparralenergy.com.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

On April 12, 2010, we sold 475,043 shares of our common stock to CCMP. In connection with that sale, we were required to (i) offer employment agreements to our NEOs, and (ii) adopt the 2010 Long-Term Incentive Plan. The terms of the employment agreements and the 2010 Long-Term Incentive Plan were agreed upon following negotiations with CCMP and are described below under the heading “Compensation after April 12, 2010.” Our compensation philosophy and objectives outlined below continue to apply after our sale of stock to CCMP.

Overview & Oversight of Compensation Program

Our compensation programs include programs that are designed specifically for (i) our most senior executive officers (“Senior Executives”), which includes the Principal Executive Officer (“PEO”) and the other executive officers named in the Summary Compensation Table (the “Named Executive Officers” or “NEOs”); (ii) employees who are designated as our executives (“Executives” or “Executive Employees”), which includes the Senior Executives and (iii) a broad base of employees. Currently, our PEO and board of directors oversee the compensation programs for the Named Executive Officers, Executives and the broad base of employees.

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

Compensation Elements and Rationale for Pay Mix Decisions

We believe that a competitive compensation program will enhance our ability to attract and retain Senior Executives. To reward both short- and long-term performance in our compensation program and in furtherance of our compensation objectives noted above, our executive compensation philosophy includes the following four principles:

(i) Compensation levels should be competitive

We review the Survey Data to ensure that the base salary compensation is aligned with median levels.

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

(iv) Compensation should balance short- and long-term performance

We seek to structure a balance between achieving strong short-term annual results and ensuring our long-term viability and success. To reinforce the importance of balancing these perspectives, Senior Executives are regularly provided compensation based on both the accomplishment of short-term objectives and incentives for achieving long-term objectives. Beginning in 2004, we began a long-term compensation plan for our Executive Employees and other key employees to deliver long-term incentive awards aligned with the interests of stockholders while simultaneously serving as a retention tool to ensure that recipients remain employed while our annual bonus plans are structured to reward the accomplishment of short-term objectives.

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

Base Salaries

For 2010, Senior Executive base salaries were minimally increased from 2009 due to general industry conditions and the economic and industry outlook for 2010. Increases to base salaries in 2010, if any, were driven primarily by general industry conditions and the economic and industry outlook for 2010.

We review the Survey Data annually. The Survey Data and general economic conditions and marketplace compensation trends are evaluated. We usually adjust base salaries for Senior Executives annually. The PEO did not rely solely on predetermined formulas or a limited set of criteria when evaluating the base salaries of the Senior Executives for 2010.

This is in line with our philosophy that Senior Executive compensation should be paid at approximately the competitive median levels based on the Survey Data, and taking current industry and economic factors into consideration. The salaries paid to the PEO and the NEOs during fiscal year 2010 are shown in the Summary Compensation Table in this annual report.

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

The Annual Officers Bonus program was structured to provide cash bonus targets to Senior Executives competitive to the median levels based on the Survey Data to be consistent with our philosophy that compensation levels should be variable and competitive. The Annual Officers Bonuses awarded to the PEO and the NEO’s are shown in the Summary Compensation Table. The 2010 Annual Officers Bonuses were awarded in March 2011, and were generally in line with the cash bonus targets.

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

The Phantom Plan was effective January 1, 2004 and was amended and restated a second time effective December 31, 2008. At the creation of the Phantom Plan, the value of the initial and two subsequent annual awards made to Senior Executives was targeted. The value and timing of the awards was derived to provide an estimated pre-determined payout upon vesting of the awards. The payout on vesting of the awards assumed certain Company growth rates were sustained over the vesting period, although no adjustment is made to those awards if we exceed or do not meet those growth rates. We believe that this aligned the Senior Executives’ compensation to stockholder value by providing a proprietary interest in our value. Although no adjustments were made for 2010, the predetermined subsequent annual awards can be adjusted to recognize exemplary performance or increased responsibility consistent with the philosophy of relating individual compensation to performance.

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

In April of 2010, we adopted the 2010 Equity Incentive Plan described below, and no further non-equity incentive in lieu of restricted stock awards are expected to be made.

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

We also maintain director and officer liability insurance for the benefit of each of the above indemnitees. These policies include coverage for losses for wrongful acts and omissions and to ensure our performance under the indemnification agreements. Each of the indemnitees are named as an insured under such policies and provided with the same rights and benefits as are accorded to the most favorably insured of our directors and officers.

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

Name	Base Salary	Target Annual Bonus (as a % of Base)	Equity Grant (Service Vesting)(1)	Equity Grant (Market Vesting)(2)
Mark A. Fischer	$620,298	100%	$1,814,366	$3,673,995
Joseph O. Evans	345,030	80%	725,883	1,469,598
Larry E. Gateley	289,380	70%	725,883	1,469,598
James M. Miller	273,798	70%	725,883	1,469,598
Robert W. Kelly II	273,798	70%	725,883	1,469,598

(1)	Calculated using the estimated fair value at grant date of $684.15 per share.
(2)	Calculated using the estimated fair value at grant date of $295.10 per share.

On February 1, 2011, we entered into an employement agreement with K. Earl Reynolds for the position of Executive Vice President and COO, at a base salary of $375,000, with a Target Annual Bonus of 80% and Equity Grants equal to those shown above for Joseph O. Evans, Larry E. Gateley, James M. Miller and Robert W. Kelly II.

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

2010 Equity Incentive Plan

In connection with the sale of our common stock to CCMP, on April 12, 2010, we adopted the Chaparral Energy, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan reserves a total of 86,301 shares of our class A common stock for awards issued under the 2010 Plan. If any award is exercised, paid, forfeited, terminated or canceled without the delivery of shares, then the shares covered by such award will be available again for grant under the 2010 Plan. All of our or our affiliates’ employees, officers, directors, and consultants, as defined in the 2010 Plan, are eligible to participate in the 2010 Plan.

Purpose

The 2010 Plan is intended to aid us in recruiting and retaining employees, officers, directors, and consultants capable of assuring our future success. We expect that the awards of stock-based compensation under the 2010 Plan and opportunities for stock ownership in the Company will provide incentives to participants to exert their best efforts for our success and also align their interests with those of our stockholders.

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

Types of Awards

The 2010 Plan authorizes the following types of awards:

•

Stock Options. The grant of either non-qualified or incentive stock options (“ISOs”) to purchase shares of our class A common stock are permitted under the 2010 Plan. ISOs are intended to qualify for favorable tax treatment under the Code to participants in the 2010 Plan. The stock options will provide for the right to purchase shares of our class A common stock at a specified price and will become exercisable after the grant date under the terms established by the Compensation Committee. In general, the per share option exercise price may not be less than 100% of the fair market value of a share of class A common stock on the grant date. No person owning more than 10% of the total combined voting power of the Company may be granted ISOs unless (i) the option exercise price is at least 110% of the fair market value of a share of class A common stock on the grant date and (ii) the term during which such ISO may be exercised does not exceed five years from the date of grant.

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

Initial Awards Under the 2010 Plan

Our Board of Directors approved initial awards of restricted stock under the 2010 Plan totaling 51,346 shares of our class A common stock, which includes awards totaling 39,266 shares to our NEOs. The initial award of restricted stock to our NEOs consisted of a total of 6,896 shares that are subject to service vesting conditions and a total of 32,370 shares that are subject to market vesting conditions.

The table below sets forth the number and dollar value of the initial awards of both the service-vested restricted stock grants and the market-vested restricted stock grants to be made to our NEOs.

Name (3)	Number of Service- Vested Shares Granted	Dollar Value of Service- Vested Shares(1)	Number of Market- Vested Shares Granted	Dollar Value of Market- Vested Shares(2)	Total Number of Shares Granted	Total Dollar Value of Shares Granted
Mark A. Fischer	2,652	$1,814,366	12,450	$3,673,995	15,102	$5,488,361
Joseph O. Evans	1,061	$725,883	4,980	$1,469,598	6,041	$2,195,481
Larry E. Gateley	1,061	$725,883	4,980	$1,469,598	6,041	$2,195,481
James M. Miller	1,061	$725,883	4,980	$1,469,598	6,041	$2,195,481
Robert W. Kelly II	1,061	$725,883	4,980	$1,469,598	6,041	$2,195,481

(1)	Calculated using the estimated fair value at grant date of $684.15 per share.
(2)	Calculated using the estimated fair value at grant date of $295.10 per share.
(3)	K. Earl Reynolds was added to this program on February 1, 2011 with 1,061 Service-Vested shares and 4,980 Market-Vested shares.

Terms of Service-Vested Restricted Stock Awards

Service-vested restricted stock awards vest with respect to twenty percent (20%) of the shares subject to the award on each of the first, second, third, fourth and fifth anniversaries of the award date, subject to the NEO remaining employed by us as of those dates.

Termination by Company Without Cause or by NEO for Good Reason. If the NEO is terminated by the Company without cause or by the NEO for good reason, then the vesting of the shares scheduled to vest during the period beginning on the date the NEO’s employment was terminated (the “Separation Date”) and ending on the 12-month anniversary of the Separation Date shall accelerate as of the Separation Date. Any shares not vested on the Separation Date will be forfeited as of the Separation Date. “Cause” and “good reason” shall have the same meanings as those terms are defined in any employment agreement then in effect between the NEO and us. See “—Potential Payments Upon Termination or Change in Control—Employment Agreements with Our NEOs” for the definitions of “cause” and “good reason.”

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

Board of Directors Report

The 2010 board of directors has reviewed and discussed the above Compensation Discussion and Analysis with management and, based on such review and discussions, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Mark A. Fischer
Karl Kurz Christopher Berens
Charles A. Fischer Aubrey McClendon

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of our executive officers have served as members of a compensation committee (or if no committee performs that function, the board of directors) of any other entity that has an executive officer serving as a member of our board of directors. All members of the Board of Directors serve on the compensation committee and Karl Kurz has been appointed Chairman of the compensation committee.

2009 SUMMARY COMPENSATION TABLE

The following table below summarizes the total compensation paid or earned by each of the NEOs for the fiscal year ended December 31, 2010, 2009, and 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Mark A. Fischer, Chief Executive Officer and President	2010	$620,298	$434,209	$5,488,361	—	$—	—	$28,079	$6,570,947
	2009	590,760	590,760	—	—	254,323	—	36,102	1,471,945
	2008	531,115	224,180	—	—	224,180	—	34,176	1,013,651

Joseph O. Evans, Chief Financial Officer and Executive Vice President	2010	$345,030	$193,217	$2,195,481	—	$—	—	$15,840	$2,749,568
	2009	328,600	262,880	—	—	119,025	—	24,329	734,834
	2008	301,115	107,437	—	—	107,437	—	21,960	537,949

Larry E. Gateley, Senior Vice President—Reservoir Engineering and Business Development	2010	$289,380	$141,796	$2,195,481	—	$—	—	$18,231	$2,644,888
	2009	275,600	192,920	—	—	89,714	—	25,609	583,843
	2008	252,462	80,690	—	—	80,690	—	22,831	436,673

James M. Miller, Senior Vice President— Mid-Continent Region Manager	2010	$273,798	$134,161	$2,195,481	—	$—	—	$15,510	$2,618,950
	2009	260,760	182,532	—	—	86,273	—	17,342	546,907
	2008	239,000	76,595	—	—	76,595	—	16,274	408,464

Robert W. Kelly II, Senior Vice President and General Counsel	2010	$273,798	$134,161	$2,195,481	—	$—	—	$15,909	$2,619,349
	2009	260,760	182,532	—	—	86,273	—	23,292	552,857
	2008	239,000	76,595	—	—	76,595	—	18,777	410,967

(1)	Bonuses for 2010, 2009, and 2008 were paid or will be paid on March 31, 2011, April 13, 2010, and March 15, 2009, respectively.
(2)	Restricted stock awards were made on April 12, 2010 and valued at estimated grant date fair value of $684.15 for service-vested shares and $295.10 for market-vested shares. The value shown is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(3)	Non-Equity Incentive Plan Compensation payments for 2009 and 2008 were made on, January 4, 2010, and January 7, 2009, respectively.
(4)	Includes: for Mark A. Fischer $14,667, $22,000, and $20,500 in matching 401(k) contributions, $2,108, $1,973, and $1,300 for the use of a Company vehicle, and $6,051, $6,831, and $6,091 for the use of the Company airplane; for Joseph O. Evans $13,518, $22,000, and $20,500 in matching 401(k) contributions; for Larry E. Gateley $14,667, $22,000, and $20,500 in matching 401(k) contributions; for James M. Miller $14,700, $16,500, and $15,500 in matching 401(k) contributions; for Robert W. Kelly II $14,667, $22,000, and $17,591 in matching 401(k) contributions in 2010, 2009 and 2008, respectively.

GRANTS OF PLAN-BASED AWARDS IN 2010

The following table shows grants of equity-based awards in 2010 for each NEO.

		Estimated Future Payouts Under Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock and Option Awards (3)
Mark A. Fischer – market-vested	April 12, 2010	0	n/a	12,450		$3,673,995
Mark A. Fischer – service-vested	April 12, 2010				2,652	1,814,366
Joseph O. Evans – market-vested	April 12, 2010	0	n/a	4,980		1,469,598
Joseph O. Evans – service-vested	April 12, 2010				1,061	725,883
Larry E. Gateley – market-vested	April 12, 2010	0	n/a	4,980		1,469,598
Larry E. Gateley – service-vested	April 12, 2010				1,061	725,883
James M. Miller – market-vested	April 12, 2010	0	n/a	4,980		1,469,598
James M. Miller – service-vested	April 12, 2010				1,061	725,883
Robert W. Kelly II – market-vested	April 12, 2010	0	n/a	4,980		1,469,598
Robert W. Kelly II – service-vested	April 12, 2010				1,061	725,883

(1)	The vesting of the market-vested restricted stock awards is based solely upon the rate of return obtained by CCMP from the sale of its stock. See “Executive compensation—Compensation discussion and analysis—Compensation after April 12, 2010—2010 Equity Incentive Plan—Market-Vested Restricted Stock Awards” for specific information regarding the potential vesting scenarios. The vesting scenarios do not include a target number of awards to be vested.
(2)	The service-vested restricted stock awards vest over a five-year period.
(3)	The grant date value of the service-vested restricted stock awards was calculated using the estimated fair value at grant date of $684.15 per share. The grant date value of the market-vested restricted stock awards was calculated using the estimated fair value at grant date of $295.10 per share.

2010 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table shows outstanding (i) phantom stock awards and (ii) restricted stock awards as of December 31, 2010 for each NEO.

	Phantom Stock Awards		Restricted Stock Awards
Name	Number of Shares of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Number of Shares of Stock That Have Not Vested(3) (#)	Market Value of Shares or Units of Stock That Have Not Vested(3) ($)
Mark A. Fischer	—	$—	15,102	$5,488,361
Joseph O. Evans	420	7,535	6,041	2,195,481
Larry E. Gateley	839	15,052	6,041	2,195,481
James M. Miller	839	15,052	6,041	2,195,481
Robert W. Kelly II	839	15,052	6,041	2,195,481

(1)	All outstanding phantom stock awards shown vest on January 1, 2011.
(2)	The table assumes a market value of $17.94 at December 31, 2010 which is calculated in accordance with the provisions of the Phantom Plan.
(3)	See “Executive compensation—Compensation discussion and analysis—Compensation after April 12, 2010—2010 Equity Incentive Plan—Initial awards under the 2010 Plan” for specific information regarding the number and dollar value of the awards of both the service-vested restricted stock grants and the market-vested restricted stock grants made to our NEOs in 2010.

2010 STOCK VESTED

No awards of class A common stock granted under our 2010 Plan vested in 2010. The following table shows phantom stock awards that vested during the year ended December 31, 2010 for each NEO that participates in the Phantom Plan.

	Stock Awards
Name	Number of Shares of Stock That Have Vested (#)	Value Realized on Vesting(1) ($)
Joseph O. Evans	3,554	$72,288
Larry E. Gateley	1,749	42,816
James M. Miller	1,749	42,816
Robert W. Kelly II	1,749	42,816

(1)	Awards for Larry E. Gateley, James M. Miller, and Robert W. Kelly II were paid on April 15, 2010 and award for Joseph O. Evans was paid on October 23, 2010.

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

•

the NEO’s use of narcotics, alcohol, or illicit drugs in a manner that has or may reasonably be expected to have a detrimental effect on his performance of his duties as our employee or on the reputation of the Company or any affiliate;

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

•	a material breach by Fischer Investments, L.L.C. of that certain Stockholders’ Agreement dated April 12, 2010.

The term “good reason” means the occurrence, without the written consent of the NEO, of one of the events set forth below:

•	a material diminution in the NEO’s authority, duties or responsibilities, combined with a demotion in the NEO’s pay grade ranking;

•	the reduction by us of the NEO’s base salary by more than 10% (unless done so for all of our executive officers);

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

The following table quantifies amounts that would have been paid pursuant to the employment agreements for each of our NEOs assuming a termination without cause or by the NEO for good reason not following a change in control took place on December 31, 2010, and assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2010.

Name	Base Salary	Annual Bonus	Severance Multiple	Benefits	Total
Mark A. Fischer	$620,298	$434,209	2.5	$13,026	$2,649,294
Joseph O. Evans	345,030	193,217	2.0	13,015	1,089,509
Larry E. Gateley	289,380	141,796	1.5	13,026	659,790
James M. Miller	273,798	134,161	1.5	13,015	624,954
Robert W. Kelly II	273,798	134,161	1.5	13,015	624,954

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

The following table quantifies amounts that would have been paid pursuant to the employment agreements for each of our NEOs assuming a termination without cause or by the NEO for good reason following a change in control took place on December 31, 2010, and assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2010.

Name	Base Salary	Annual Bonus	CiC Severance Multiple	Benefits	Total
Mark A. Fischer	$620,298	$434,209	3.0	$13,026	$3,176,547
Joseph O. Evans	345,030	193,217	2.5	13,015	1,358,633
Larry E. Gateley	289,380	141,796	2.0	13,026	875,378
James M. Miller	273,798	134,161	2.0	13,015	828,933
Robert W. Kelly II	273,798	134,161	2.0	13,015	828,933

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

No amounts would have been paid pursuant to the employment agreements for each of our NEOs assuming a termination for cause or by the NEO without good reason took place on December 31, 2010, and assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2010.

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

No amounts would have been paid pursuant to the employment agreements for each of our NEOs assuming an event of death or disability took place on December 31, 2010, and assuming all accrued compensation or reimbursable expenses had been paid on December 31, 2010.

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

The table below quantifies the value of the accelerated vesting of the phantom shares owned by each of our NEOs assuming we underwent a change of control on December 31, 2010 or that on December 31, 2010, we terminated each NEO without cause or their employment was terminated by reason of death, disability, or retirement.

Name	Change of Control	Death, Disability, Retirement, or Termination Without Cause
Joseph O. Evans	$7,535	$7,535
Larry E. Gateley	15,052	15,052
James M. Miller	15,052	15,052
Robert W. Kelly II	15,052	15,052

Other Payments Made Upon Termination, Retirement, Death or Disability

Certain accelerated vesting provisions will apply to each NEO’s restricted stock awards if the NEO’s employment is terminated without cause or by the NEO for good reason. See “—Compensation Discussion and Analysis—Compensation after April 12, 2010—2010 Equity Incentive Plan.”

Regardless of the manner in which an NEO’s employment is terminated, he is entitled to receive amounts earned during his term of employment, including unused vacation pay and bonuses earned but not yet paid under the Annual Officers Bonus. All amounts earned by our NEOs under the Annual Officers Bonuses will be paid on March 31, 2011.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth information, as of March 29, 2011, with respect to all persons who own of record or are known by us to own beneficially more than 5% of our outstanding common stock, each director, and each of the five most highly compensated executive officers, and by all directors and executive officers as a group.

	Beneficial ownership
Name	Number	Class	% of class	% of total outstanding
Mark A. Fischer(1)(2)(7)	357,882	B	100.0%	25.4%
	1	G	33.3%	*
	15,102	A	26.0%	1.1%
Altoma Energy G.P.(1)(3)	209,882	C	100.0%	14.9%
	1	G	33.3%	*
Charles A. Fischer, Jr.(1)(4)	209,882	C	100.0%	14.9%
	1	G	33.3%	*
CHK Holdings, L.L.C.(5)	279,999	D	100.0%	19.9%
	1	G	33.3%	*
Aubrey K. McClendon(5)	279,999	D	100.0%	19.9%
	1	G	33.3%	*
CCMP Capital Investors II (AV-2), L.P.(6)	386,750	E	76.7%	27.4%
	1	F	100.0%	*
Christopher Behrens(6)	—	—	—	—
Karl Kurz (6)	—	—	—	—
Joseph O. Evans (7)	6,041	A	10.4%	*
K. Earl Reynolds (7)	6,041	A	10.4%	*
Larry E. Gateley (7)	6,041	A	10.4%	*
James M. Miller (7)	6,041	A	10.4%	*
Robert W. Kelly II (7)	6,041	A	10.4%	*
All Directors and Officers as a group (10 persons—ownership of total outstanding)	893,073	Various		63.3%

*	Less than 1%
(1)	The address of the the stockholder is in care of Chaparral Energy, Inc., 701 Cedar Lake Boulevard, Oklahoma City, Oklahoma 73114.
(2)	Fischer Investments, L.L.C., which is owned 50% by Mark A. Fischer 1994 Trust, for which Mark A. Fischer serves as Trustee, and 50% by Susan L. Fischer 1994 Trust, for which Susan L. Fischer, the spouse of Mark A. Fischer, serves as trustee, is the record owner of these shares of our common stock with the exception of 3,030 shares held by the irrevocable trusts of his children, for which Mark A. Fischer serves as Trustee.
(3)	Charles A. Fischer, Jr., one of our directors, is one of Altoma’s four managing general partners and beneficially owns a 23.15% general partner interest (including 0.90% owned by his spouse) in Altoma Energy G.P. The other partners of Altoma Energy G.P. who are each managing general partners and beneficially own in excess of 5% of its general partner interests are: Kenneth H. McCourt—36.75%; Ronald D. Jakimchuck—17.86%; and Gary H. Klassen—12.80%.
(4)	Includes all 209,882 shares owned of record by Altoma Energy G.P. Charles A. Fischer, Jr. serves as one of four managing partners of Altoma Energy G.P. Charles A. Fischer, Jr. owns directly a 22.25% general partner interest and his spouse owns directly a 0.90% general partner interest in Altoma Energy G.P.
(5)	The address of CHK Holdings L.L.C. and Aubrey K. McClendon is 6100 North Western Avenue, Oklahoma City, Oklahoma 73118. CHK Holdings is an indirect wholly owned subsidiary of Chesapeake Energy Corporation. Mr. McClendon disclaims beneficial ownership of these securities and this report shall not be deemed an admission that he is the beneficial owner of the shares under the securities laws or for any other purpose.
(6)	CCMP Capital Investors II (AV-2), L.P. (“AV-2”), which owns 386,750 shares of Class E common stock and 1 share of Class F common, is part of an affiliated group of our stockholders ultimately controlled by CCMP Capital, LLC (“CCMP Capital”). The affiliated group also includes CCMP Energy I, Ltd. (“CCMP Energy”), which is wholly owned by CCMP Capital Investors II (AV-1), L.P. (“AV-1”) and which owns 58,217 shares of Class E common stock, and CCMP Capital Investors (Cayman) II, L.P. (“CCMP Cayman”), which owns 59,309 shares of Class E common stock. We refer to CCMP Cayman, AV-2 and AV-1 as the “CCMP Capital Funds”. The affiliated group controlled by CCMP Capital owns an aggregate of 504,277, or 35.8%, of our common shares outstanding as of March 29, 2011.

The general partner of the CCMP Capital Funds is CCMP Capital Associates, L.P. (“CCMP Capital Associates”). The general partner of CCMP Capital Associates is CCMP Capital Associates GP, LLC (“CCMP Capital Associates GP”). CCMP Capital Associates GP is

wholly owned by CCMP Capital. CCMP Capital ultimately exercises voting and dispositive power over the shares held directly or indirectly by the CCMP Capital Funds.

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

Securities Presently Authorized for Issuance under Our 2010 Plan

The following table provides information for all equity compensation plans as of December 31, 2010, under which our equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a	)	(b	)	(c	)
Equity compensation plans approved by security holders	—		—		—
Equity compensation plans not approved by security holders	—		—		34,955	(1)

Total	—		—		34,955

(1)	This number reflects shares available for issuance under our 2010 plan. In addition, shares related to grants that are terminated, canceled, expire unexercised, or settled in such manner that all or some of the shares are not issued to a participant or are surrendered unvested shall immediately become available for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Participation Interests

Historically, we have granted participation interests in the form of overriding royalty interests to a limited number of employees. We have also granted pro rata certain overriding royalty interests to our stockholders or their affiliates, including Mark A. Fischer and Charles A. Fischer, Jr. We do not intend to continue the grant of any additional participation interest to our stockholders, or their affiliates, including Mark A. Fischer or Charles A. Fischer, Jr. We have discontinued the granting of overriding royalty interests under our existing program to other employees effective December 31, 2005, other than certain specified wells that spud prior to April 1, 2006. Aggregate payments on these interests to all persons were $573,262 in 2010. Payments on these interests to Mark A. Fischer were $85,862 in 2010. Payments on these interests to Charles A. Fischer, Jr. were $22,101 in 2010. Payments on these interests to James M. Miller were $229,552 in 2010.

Transactions with Chesapeake

CHK Holdings L.L.C (“CHK”), an indirect wholly owned subsidiary of Chesapeake Energy Corporation (“Chesapeake”), owns approximately 20% of our outstanding common stock. We participate in ownership of properties operated by Chesapeake and received revenues and incurred joint interest billings of $6,395,000 and $5,111,000, respectively, for the year ended December 31, 2010 on these properties. In addition, Chesapeake participates in ownership of properties operated by us. During the year ended December 31, 2010, we paid revenues and recorded joint interest billings of $1,553,000 and $1,765,000, respectively, to Chesapeake. Amounts receivable from and payable to Chesapeake were $718,000 and $120,000, respectively, as of December 31, 2010.

We were recently notified that CHK intends to sell all of its equity interest in us. The sale by CHK will be subject to the terms and conditions of the Stockholders Agreement described below, including the restrictions on its ability to sell its equity interest.

Transactions with CCMP

On April 12, 2010, we closed the sale of an aggregate of 475,043 shares of our common stock to CCMP, and as a result of this transaction, CCMP owns approximately 36% of our total outstanding common stock. Fees and other expenses associated with the sale were $11,769,000, which includes $5,000,000 paid to CCMP for its expenses in connection with the transaction.

Stockholders Agreement

In connection with the closing of the private sale of our common stock to CCMP, we, CCMP, CHK Holdings, Inc. (“CHK”), Altoma Energy GP (“Altoma”), and Fischer Investments, L.L.C. (“Fischer”) entered into a Stockholders Agreement on the closing date of the above transaction. The Stockholders Agreement provides for certain general rights and restrictions, including board observer rights, informational rights, general restrictions on transfer of common stock, tag-along rights, preemptive rights, registration rights following a Qualified IPO (as defined in the Stockholders Agreement) and, subject to certain limited exceptions, prohibitions on the sale or acquisition of our common stock that would result in a change of control, as such term is defined under our indentures for our senior notes.

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

Director Independence

Our Board uses the independence standards under the New York Stock Exchange (“NYSE”) corporate governance rules for determining whether directors are independent. The Board has determined that Messrs. McClendon, Behrens, Kurz and Charles A. Fischer, Jr. are independent under these NYSE rules for purposes of service on the Board.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditor and Fees

Grant Thornton LLP, our independent registered public accounting firm, audited our consolidated financial statements for fiscal year 2010. Grant Thornton LLP has billed us and our subsidiaries fees as set forth in the table below for (i) the audits of our 2010 and 2009 annual financial statements, reviews of quarterly financial statements, and other documents filed with the Securities and Exchange Commission, (ii) assurance and other services reasonably related to the audit or review of our financial statements, and (iii) services related to tax compliance.

	Audit Fees	Audit- Related Fees	Tax Fees(1)
Fiscal year 2010(2)	$511,671	$3,990	$0
Fiscal year 2009(2)	$504,628	$24,251	$10,340

(1)	The services comprising “Tax Fees” included tax compliance, planning and advice.
(2)	There were no fees billed in 2010 or 2009 that would constitute “All Other Fees.”

Pre-Approved Policies and Procedures

We currently have two board committees, audit and compensation. Our board of directors has adopted policies regarding the pre-approval of auditor services. Specifically, the board of directors approves all services provided by the independent public accountants at its March meeting. All additional services must be pre-approved on a case-by-case basis. Our board of directors reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled board meetings. All of the services provided by Grant Thornton LLP during fiscal year 2010 were approved by the board of directors.

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

(3) Exhibits

Exhibit No.	Description

3.1*	Second Amended and Restated Certificate of Incorporation of Chaparral Energy, Inc. (the “Company”), dated as of April 12, 2010. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

3.2*	Second Amended and Restated Bylaws of the Company, dated as of April 12, 2010. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

4.1*	Form of 8 1/2% Senior Note due 2015 (included in Exhibit 4.2). (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.2*	Indenture, dated as of December 1, 2005, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.3*	First Supplemental Indenture, dated as of August 24, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on August 28, 2006)

4.4*	Second Supplemental Indenture, dated as of October 31, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on November 6, 2006)

4.5*	Third Supplemental Indenture, dated as of July 30, 2007 and effective as of April 16, 2007, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-145128), filed on August 3, 2007)

Exhibit No.	Description

4.6*	Indenture dated January 18, 2007, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.7*	Form of 8 7/8% Senior Note due 2017 (included in Exhibit 4.6). (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.8*	First Supplemental Indenture, dated as of July 30, 2007 and effective as of April 16, 2007, to Indenture dated as of January 18, 2007 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-145128), filed on August 3, 2007)

4.9*	Indenture dated September 16, 2010, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No.333-134748) filed on September 16, 2010)

4.10*	Form of 9 7/8% Senior Note due 2020 (included in Exhibit 4.9). (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748) filed on September 16, 2010)

4.11*	Indenture dated February 22, 2011, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

4.12*	Form of 8¼ % Senior Note due 2021 (included as Exhibit A to Exhibit 4.11) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

4.13*	Fourth Supplemental Indenture dated February 22, 2011, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

10.1*†	Form of Indemnification Agreements, between the Company and each of the directors and certain executive officers thereof (Incorporated by reference to Exhibit 10.6 to Form S-4 (SEC File No. 333-134748), filed on June 6, 2006)

10.2*†	Form of Assignment of Overriding Royalty Interest to James M. Miller (Incorporated by reference to Exhibit 10.7 to Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

10.3*	Seventh Restated Credit Agreement, dated as of October 31, 2006, by and among the Company, Chaparral Energy, L.L.C., in its capacity as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders named therein. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on November 6, 2006)

10.4*	First Amendment to Seventh Restated Credit Agreement, dated as of May 11, 2007, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed May 15, 2007)

10.5*	Second Amendment to Seventh Restated Credit Agreement, dated as of July 3, 2007, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.11 to the Company’s Registration on Form S-l (SEC File No. 333-130749), filed on July 20, 2007)

10.6*	Third Amendment to Seventh Restated Credit Agreement, dated as of May 13, 2008, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.7*	Fourth Amendment to Seventh Restated Credit Agreement, dated as of December 24, 2008, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

Exhibit No.	Description

10.8*	Fifth Amendment to Seventh Restated Credit Agreement, dated as of May 21, 2009, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on May 26, 2009)

10.9†*	Form of Change of Control Severance Agreement for Corporate Officers, between the Company and certain executive officers thereof (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (SEC File No. 333-134748), filed on March 31, 2008)

10.10*	Stock Purchase Agreement, dated as of March 23, 2010, by and among the Company, CCMP Capital Investors II (AV-2), L.P., CMP Energy I LTD. and CCMP Capital Investors (Cayman) II, L.P. (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on March 24, 2010)

10.11*	Stockholders’ Agreement, dated as of April 12, 2010, by and among the Company, CHK Holidngs, L.L.C. CCMP Capital Investors II (AV-2), L.P., CMP Energy I LTD., CCMP Capital Investors (Cayman) II, L.P Altoma Energy GP and Fischer Investments, L.L.C. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.12*	Eighth Restated Credit Agreement, dated as of April 12, 2010, by and among the Company, Chaparral Energy, L.L.C., in its capacity as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders named therein. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.13*	First Amendment to Eighth Restated Credit Agreement dated as of July 26, 2010. (Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2010)

10.14*	Second Amendment to Eighth Restated Credit Agreement dated as of January 11, 2011(Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.15*	Third Amendment to Eighth Restated Credit Agreement dated as of February 7, 2011 (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.16†*	Second Amended and Restated Phantom Stock Plan dated December 31, 2008 (Incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2009)

10.17†*	2010 Equity Incentive Plan dated April 12, 2010. (Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K, filed on April 14, 2010)

10.18†	Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (Time Vesting). (Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K, filed on April 14, 2010)

10.19†*	Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (Performance Vesting). (Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K, filed on April 14, 2010)

10.20†*	Employment Agreement, dated as of April 12, 2010, by and among the Company and Mark A. Fischer. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K, filed on April 14, 2010)

10.21†*	Employment Agreement, dated as of April 12, 2010, by and among the Company and Joseph O. Evans. (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K, filed on April 14, 2010)

10.22†*	Employment Agreement, dated as of April 12, 2010, by and among the Company and Larry E. Gateley. (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K, filed on April 14, 2010)

10.23†*	Employment Agreement, dated as of April 12, 2010, by and among the Company and James M. Miller. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K, filed on April 14, 2010)

10.24†*	Employment Agreement, dated as of April 12, 2010, by and among the Company and Robert W. Kelly II. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K, filed on April 14, 2010)

10.25*†	Purchase Agreement dated as of September 13, 2010, by and among Chaparral Energy, Inc. and certain of its subsidiaries named therein, and J.P. Morgan Securities LLC, as representative of the several Initial Purchasers named therein. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748) filed on September 16, 2010)

10.26*	Registration Rights Agreement dated September 16, 2010, among Chaparral Energy, Inc., the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on form 8-K (SEC File No.333-134748) filed on September 16, 2010)

10.27†	Employment Agreement, dated as of February 1, 2011, by and among the Company and K. Earl Reynolds

10.28*	Purchase Agreement dated as of February 7, 2011, by and among Chaparral Energy, Inc. and certain of its subsidiaries named therein, and Wells Fargo Securities, LLC, as Representative of the several Initial Purchasers named therein (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.29*	Solicitation Agent and Dealer Manager Agreement dated February 7, 2011 by and among Chaparral Energy, Inc. and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.30*	Registration Rights Agreement dated February 22, 2011, among Chaparral Energy, Inc., the guarantors party thereto, and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

10.31	Carbon Dioxide Purchase and Sale Agreement dated March 24, 2011, by and between Chaparral CO2, LLC, as buyer and Coffeyville Resources Nitrogen Fertilizers, LLC, as seller

21.1	Subsidiaries of the Company.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Cawley, Gillespie & Associates, Inc.

99.2	Report of Ryder Scott Company, L.P.

*	Incorporated by reference
†	Management contract or compensatory plan or arrangement

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

Date: March 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARK A. FISCHER Mark A. Fischer	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 29, 2011

/S/ CHARLES A. FISCHER, JR. Charles A. Fischer, Jr.	Director	March 29, 2011

/S/ AUBREY K. MCCLENDON Aubrey K. McClendon	Director	March 29, 2011

/S/ KARL KURZ Karl Kurz	Director	March 29, 2011

/S/ CHRISTOPHER BEHRENS Christopher Behrens	Director	March 29, 2011

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Second Amended and Restated Certificate of Incorporation of Chaparral Energy, Inc. (the “Company”), dated as of April 12, 2010. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

3.2*	Second Amended and Restated Bylaws of the Company, dated as of April 12, 2010. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

4.1*	Form of 8 1/2% Senior Note due 2015 (included in Exhibit 4.2). (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.2*	Indenture, dated as of December 1, 2005, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.3*	First Supplemental Indenture, dated as of August 24, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on August 28, 2006)

4.4*	Second Supplemental Indenture, dated as of October 31, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on November 6, 2006)

4.5*	Third Supplemental Indenture, dated as of July 30, 2007 and effective as of April 16, 2007, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-145128), filed on August 3, 2007)

4.6*	Indenture dated January 18, 2007, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.7*	Form of 8 7/8% Senior Note due 2017 (included in Exhibit 4.6). (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.8*	First Supplemental Indenture, dated as of July 30, 2007 and effective as of April 16, 2007, to Indenture dated as of January 18, 2007 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-145128), filed on August 3, 2007)

4.9*	Indenture dated September 16, 2010, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No.333-134748) filed on September 16, 2010)

4.10*	Form of 9 7/8% Senior Note due 2020 (included in Exhibit 4.9). (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748) filed on September 16, 2010)

4.11*	Indenture dated February 22, 2011, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

4.12*	Form of 8 1/4% Senior Note due 2021 (included as Exhibit A to Exhibit 4.11) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

4.13*	Fourth Supplemental Indenture dated February 22, 2011, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

10.1*†	Form of Indemnification Agreements, between the Company and each of the directors and certain executive officers thereof (Incorporated by reference to Exhibit 10.6 to Form S-4 (SEC File No. 333-134748), filed on June 6, 2006)

10.2*†	Form of Assignment of Overriding Royalty Interest to James M. Miller (Incorporated by reference to Exhibit 10.7 to Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

Exhibit No.	Description

10.3*	Seventh Restated Credit Agreement, dated as of October 31, 2006, by and among the Company, Chaparral Energy, L.L.C., in its capacity as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders named therein. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on November 6, 2006)

10.4*	First Amendment to Seventh Restated Credit Agreement, dated as of May 11, 2007, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed May 15, 2007)

10.5*	Second Amendment to Seventh Restated Credit Agreement, dated as of July 3, 2007, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.11 to the Company’s Registration on Form S-l (SEC File No. 333-130749), filed on July 20, 2007)

10.6*	Third Amendment to Seventh Restated Credit Agreement, dated as of May 13, 2008, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.7*	Fourth Amendment to Seventh Restated Credit Agreement, dated as of December 24, 2008, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2009)

Exhibit No.	Description

10.8*	Fifth Amendment to Seventh Restated Credit Agreement, dated as of May 21, 2009, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on May 26, 2009)

10.9†*	Form of Change of Control Severance Agreement for Corporate Officers, between the Company and certain executive officers thereof (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (SEC File No. 333-134748), filed on March 31, 2008)

10.10*	Stock Purchase Agreement, dated as of March 23, 2010, by and among the Company, CCMP Capital Investors II (AV-2), L.P., CMP Energy I LTD. and CCMP Capital Investors (Cayman) II, L.P. (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (SEC File No. 333-134748), filed on March 24, 2010)

10.11*	Stockholders’ Agreement, dated as of April 12, 2010, by and among the Company, CHK Holidngs, L.L.C. CCMP Capital Investors II (AV-2), L.P., CMP Energy I LTD., CCMP Capital Investors (Cayman) II, L.P Altoma Energy GP and Fischer Investments, L.L.C. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.12*	Eighth Restated Credit Agreement, dated as of April 12, 2010, by and among the Company, Chaparral Energy, L.L.C., in its capacity as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders named therein. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.13*	First Amendment to Eighth Restated Credit Agreement dated as of July 26, 2010. (Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2010)

10.14*	Second Amendment to Eighth Restated Credit Agreement dated as of January 11, 2011(Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.15*	Third Amendment to Eighth Restated Credit Agreement dated as of February 7, 2011 (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.16†*	Second Amended and Restated Phantom Stock Plan dated December 31, 2008 (Incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2009)

10.17†*	2010 Equity Incentive Plan dated April 12, 2010. (Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K, filed on April 14, 2010)

10. 18†*	Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (Time Vesting). (Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K, filed on April 14, 2010)

10.19†*	Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (Performance Vesting). (Incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K, filed on April 14, 2010)

10.20†*	Employment Agreement, dated as of April 12, 2010, by and among the Company and Mark A. Fischer. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K, filed on April 14, 2010)

10.21†*	Employment Agreement, dated as of April 12, 2010, by and among the Company and Joseph O. Evans. (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K, filed on April 14, 2010)

10.22†*	Employment Agreement, dated as of April 12, 2010, by and among the Company and Larry E. Gateley. (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K, filed on April 14, 2010)

10.23†*	Employment Agreement, dated as of April 12, 2010, by and among the Company and James M. Miller. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K, filed on April 14, 2010)

10.24*	Employment Agreement, dated as of April 12, 2010, by and among the Company and Robert W. Kelly II. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K, filed on April 14, 2010)

10.25*†	Purchase Agreement dated as of September 13, 2010, by and among Chaparral Energy, Inc. and certain of its subsidiaries named therein, and J.P. Morgan Securities LLC, as representative of the several Initial Purchasers named therein. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748) filed on September 16, 2010)

10.26*	Registration Rights Agreement dated September 16, 2010, among Chaparral Energy, Inc., the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on form 8-K (SEC File No.333-134748) filed on September 16, 2010)

10.27†	Employment Agreement, dated as of February 1, 2011, by and among the Company and K. Earl Reynolds

10.28*	Purchase Agreement dated as of February 7, 2011, by and among Chaparral Energy, Inc. and certain of its subsidiaries named therein, and Wells Fargo Securities, LLC, as Representative of the several Initial Purchasers named therein (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.29*	Solicitation Agent and Dealer Manager Agreement dated February 7, 2011 by and among Chaparral Energy, Inc. and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.30*	Registration Rights Agreement dated February 22, 2011, among Chaparral Energy, Inc., the guarantors party thereto, and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

10.31	Carbon Dioxide Purchase and Sale Agreement dated March 24, 2011, by and between Chaparral CO2, LLC, as buyer and Coffeyville Resources Nitrogen Fertilizers, LLC, as seller

21.1	Subsidiaries of the Company.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Cawley, Gillespie & Associates, Inc.

99.2	Report of Ryder Scott Company, L.P.

*	Incorporated by reference
†	Management contract or compensatory plan or arrangement