Form 10-Q
period 2011-03-31
Chaparral Energy, Inc.
filed 2011-05-13
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

1,411,040 shares of the registrant’s Common Stock were outstanding as of May 13, 2011.

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

These forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. These risks and uncertainties include those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 29, 2011. Specifically, some factors that could cause actual results to differ include:

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

•	Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

•	SEC. The Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets

(dollars in thousands, except per share data)	March 31, 2011 (unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$79,628	$55,111
Accounts receivable, net	71,425	62,780
Inventories	9,944	11,068
Prepaid expenses	1,645	2,429
Derivative instruments	—	1,429
Deferred income taxes	17,459	9,531

Total current assets	180,101	142,348
Property and equipment—at cost, net	67,579	66,014
Oil and natural gas properties, using the full cost method:
Proved	2,335,079	2,253,662
Unevaluated (excluded from the amortization base)	22,070	19,135
Accumulated depreciation, depletion, amortization and impairment	(1,033,795)	(1,003,261)

Total oil and natural gas properties	1,323,354	1,269,536
Derivative instruments	31	—
Deferred income taxes	32,280	20,617
Other assets	32,939	30,777

	$1,636,284	$1,529,292

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets - continued

(dollars in thousands, except per share data)	March 31, 2011 (unaudited)	December 31, 2010
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$86,311	$75,982
Accrued payroll and benefits payable	12,209	13,427
Accrued interest payable	24,713	23,695
Revenue distribution payable	19,481	17,223
Current maturities of long-term debt and capital leases	3,975	4,167
Derivative instruments	62,898	28,853

Total current liabilities	209,587	163,347
Long-term debt and capital leases, less current maturities	16,662	16,686
Senior notes, net	1,016,393	941,234
Derivative instruments	22,671	2,482
Deferred compensation	795	981
Asset retirement obligations	41,488	41,005
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $0.01 par value, 10,000,000 shares authorized and 58,192 and 51,346 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	—	—
Class B Common stock, $0.01 par value, 10,000,000 shares authorized and 357,882 shares issued and outstanding	4	4
Class C Common stock, $0.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding	2	2
Class D Common stock, $0.01 par value, 10,000,000 shares authorized and 279,999 shares issued and outstanding	3	3
Class E Common stock, $0.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding	5	5
Class F Common stock, $0.01 par value, 1 share authorized, issued, and outstanding	—	—
Class G Common stock, $0.01 par value, 3 shares authorized, issued, and outstanding	—	—
Additional paid in capital	419,042	417,834
Accumulated deficit	(129,529)	(89,265)
Accumulated other comprehensive income, net of taxes	39,161	34,974

	328,688	363,557

	$1,636,284	$1,529,292

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of operations

	Three months ended March 31,
(dollars in thousands)	2011 (unaudited)	2010 (unaudited)
Revenues:
Oil and natural gas sales	$127,599	$100,375
Loss from oil and natural gas hedging activities	(6,755)	(4,985)
Other revenues	1,145	871

Total revenues	121,989	96,261
Costs and expenses:
Lease operating	27,556	24,419
Production taxes	8,624	6,990
Depreciation, depletion, and amortization	33,977	24,521
General and administrative	8,008	6,440
Other expenses	1,082	704

Total costs and expenses	79,247	63,074

Operating income	42,742	33,187
Non-operating income (expense):
Interest expense	(23,710)	(22,552)
Non-hedge derivative gains (losses)	(60,926)	31,057
Loss on extinguishment of debt	(20,576)	—
Other income (expense)	47	(159)

Net non-operating income (expense)	(105,165)	8,346

Income (loss) from operations before income taxes	(62,423)	41,533
Income tax expense (benefit)	(22,159)	16,069

Net income (loss)	$(40,264)	$25,464

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows

	Three months ended March 31,
(dollars in thousands)	2011 (unaudited)	2010 (unaudited)
Cash flows from operating activities
Net income (loss)	$(40,264)	$25,464
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion & amortization	33,977	24,521
Deferred income taxes	(22,159)	16,074
Unrealized (gain) loss on ineffective portion of hedges and reclassification adjustments	6,755	(519)
Non-hedge derivative (gains) losses	60,926	(31,057)
Other	737	215
Change in assets and liabilities
Accounts receivable	(7,281)	276
Inventories	1,026	170
Prepaid expenses and other assets	22,033	2,393
Accounts payable and accrued liabilities	7,942	(3,360)
Revenue distribution payable	2,258	(841)
Deferred compensation	1,066	166

Net cash provided by operating activities	67,016	33,502
Cash flows from investing activities
Purchase of property and equipment and oil and natural gas properties	(88,518)	(44,858)
Proceeds from dispositions of property and equipment and oil and natural gas properties	211	284
Settlement of non-hedge derivative instruments	(5,294)	7,736
Other	—	16

Net cash used in investing activities	(93,601)	(36,822)
Cash flows from financing activities
Proceeds from long-term debt	1,059	270
Proceeds from senior notes	400,000	—
Repayment of long-term debt	(1,227)	(1,246)
Repayment of senior notes	(325,000)	—
Principal payments under capital lease obligations	(48)	(64)
Payment of debt issuance and retirement costs and other financing fees	(23,682)	(835)

Net cash provided by (used in) financing activities	51,102	(1,875)

Net increase (decrease) in cash and cash equivalents	24,517	(5,195)
Cash and cash equivalents at beginning of period	55,111	73,417

Cash and cash equivalents at end of period	$79,628	$68,222

Supplemental cash flow information
Cash paid (received) during the period for:
Interest, net of capitalized interest	$21,564	$21,421
Income taxes	—	(5)

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows—continued

Supplemental disclosure of investing and financing activities (dollars in thousands)

During the three months ended March 31, 2011 and 2010, oil and natural gas property additions of $271 and $1,340, respectively, which were previously included in accounts payable and accrued expenses were settled and are reflected in cash used in investing activities.

During the three months ended March 31, 2011 and 2010, we recorded an asset and related liability of $159 and $4, respectively, associated with the asset retirement obligation on the acquisition and/or development of oil and natural gas properties.

Interest of $615 and $388 was capitalized during the three months ended March 31, 2011 and 2010, respectively, primarily related to unproved oil and natural gas leaseholds.

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

Interim financial statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the financial information and disclosures required by GAAP. The financial information as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2011.

The consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K filed with the Securities and Exchange Commission on March 29, 2011.

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

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of March 31, 2011, cash with a recorded balance totaling $73,690 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.

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

We write off accounts receivable when they are determined to be uncollectible. When the account is determined to be uncollectible, all interest previously accrued but not collected is reversed against the allowance for doubtful accounts. Accounts receivable consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Joint interests	$21,717	$17,835
Accrued oil and natural gas sales	49,256	41,316
Derivative settlements	347	3,431
Other	813	831
Allowance for doubtful accounts	(708)	(633)

	$71,425	$62,780

Inventories

Inventories are comprised of equipment used in developing oil and natural gas properties, oil and natural gas production inventories, and equipment for resale. Equipment inventory and inventory for resale are carried at the lower of cost or market using the average cost method. Oil and natural gas product inventories are stated at the lower of production cost or market. We regularly review inventory quantities on hand and record provisions for excess or obsolete inventory, if necessary. Inventories at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Equipment inventory	$5,762	$6,399
Oil and natural gas product	3,249	3,624
Inventory for resale	2,926	2,866
Inventory valuation allowance	(1,993)	(1,821)

	$9,944	$11,068

Deferred income taxes

Deferred income taxes are provided for significant carryforwards and temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years. Deferred income tax assets or liabilities are determined by applying the presently enacted tax rates and laws. We record a valuation allowance for the amount of net deferred tax assets when, in management’s opinion, it is more likely than not that such assets will not be realized. During the first quarter of 2011, we recorded a valuation allowance of $1,449 for state NOL carryforwards we do not expect to realize before they expire.

Realization of our deferred tax assets is dependent upon generating sufficient future taxable income. Although realization is not assured, we believe it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

If applicable, we would report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return, and would recognize interest and penalties related to uncertain tax positions in interest expense. As of March 31, 2011 and December 31, 2010, we have not recorded a liability or accrued interest related to uncertain tax positions.

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

If it is probable the oil or natural gas sales which are hedged will not occur, hedge accounting is discontinued and the gain or loss reported in accumulated other comprehensive income (loss) (“AOCI”) is immediately reclassified into income. If a derivative which qualified for cash flow hedge accounting ceases to be highly effective, or is liquidated or sold prior to maturity, hedge accounting is discontinued. The gain or loss associated with the discontinued hedges remains in AOCI and is reclassified into income as the hedged transactions occur. Effective April 1, 2010, we elected to de-designate all of our commodity derivative contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively.

We offset assets and liabilities for derivative contracts executed with the same counterparty under a master netting arrangement. See Note 2 for additional information regarding our derivative transactions.

Fair value measurements

Fair value is defined by the Financial Accounting Standards Board (“FASB”) as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

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

Asset retirement obligations

We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of oil and natural gas properties. The accretion of the asset retirement obligations is included in depreciation, depletion and amortization on the consolidated statements of operations. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the first quarter of 2011 were escalated using an annual inflation rate of 2.95% and discounted using our credit-adjusted risk-free interest rate of 8.0%. These estimates may change based upon future inflation rates and changes in statutory remediation rules. See Note 3 for additional information regarding our asset retirement obligations.

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

See Note 6 for additional information relating to stock-based compensation.

Recently issued accounting standards

In January 2010, the FASB issued new authoritative guidance regarding “Improving Disclosures about Fair Value Measurements and Disclosures” that requires additional disclosure of transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. We adopted the guidance on January 1, 2010, except for requirements regarding the gross presentation of Level 3 roll forward information, which we adopted on January 1, 2011. Because this guidance only requires additional disclosures, it did not have an impact on our financial position or results of operations.

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

Our outstanding derivative instruments as of March 31, 2011 are summarized below:

	Oil derivatives
	Swaps		Collars		Three-way collars
		Weighted average		Weighted average range		Weighted average fixed price per Bbl
	Volume MBbls	fixed price per Bbl	Volume MBbls	(fixed price per Bbl)	Volume MBbls	Additional put option	Floor	Ceiling

2011	2,329	$76.07	63	$110.00 - $153.00	—	$—	$—	$—
2012	1,963	93.93	—	—	720	65.00	87.50	108.80
2013	420	102.00	—	—	600	71.00	94.00	128.20

	4,712		63		1,320

	Natural gas swaps		Natural gas basis protection swaps
	Volume BBtu	Weighted average fixed price per Btu	Volume BBtu	Weighted average fixed price per Btu
2011	13,860	$6.22	11,190	$0.64
2012	9,600	5.04	8,400	0.30
2013	6,000	5.21	—	—

	29,460		19,590

Our derivative contracts have been executed with the institutions that are parties to our revolving credit facility, and we believe the credit risks associated with all of these institutions are acceptable. As of March 31, 2011 we have no balance outstanding on our credit facility. We did not post collateral under any of these contracts as they are secured under our revolving credit facility. Payment on our derivative contracts would be accelerated in the event of a default on our revolving credit facility. The aggregate fair value of our derivative liabilities was $108,800 at March 31, 2011.

Discontinuance of cash flow hedge accounting

Effective April 1, 2010, we elected to de-designate all of our commodity derivative contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively. As a result, all gains and losses from changes in the fair value of our derivative contracts subsequent to March 31, 2010 are recognized immediately in non-hedge derivative gains (losses) in the consolidated statement of operations. This can have a significant impact on our results of operations due to the volatility of the underlying commodity prices. Prior to March 31, 2010, a portion of the change in fair value was deferred through AOCI. As of March 31, 2011, AOCI consists of deferred net gains of $63,184 ($39,161 net of tax) that will be recognized as gains (losses) from oil and natural gas hedging activities through December 2013 as the hedged production is sold. We expect to reclassify $5,128 of net losses in accumulated other comprehensive income to income during the next 12 months.

Derivative activities

Gains and losses associated with cash flow hedges are summarized below.

	Three months ended March 31,
	2011	2010
Amount of loss recognized in AOCI (effective portion)
Oil swaps	$—	$(1,035)
Income taxes	—	400

	$—	$(635)

Amount of gain (loss) reclassified from AOCI in income (effective portion)(1)
Oil swaps	$(6,755)	$(4,844)
Gas swaps	—	519
Income taxes	2,568	1,673

	$(4,187)	$(2,652)

Loss on oil swaps recognized in income (ineffective portion)(1)	$—	$(660)

(1)	Included in loss from oil and natural gas hedging activities in the consolidated statements of operations.

Loss from oil and natural gas hedging activities, which is a component of total revenues in the consolidated statements of operations, is comprised of the following:

	March 31, 2011	March 31, 2010
Oil hedges
Reclassification adjustment for hedge losses included in net income (loss)	$(6,755)	$(4,844)
Loss on ineffective portion of derivatives qualifying for hedge accounting	—	(660)
Natural gas hedges
Reclassification adjustment for hedge gains included in net income (loss)	—	519

	$(6,755)	$(4,985)

Non-hedge derivative gains (losses) in the consolidated statements of operations are comprised of the following:

	March 31, 2011	March 31, 2010
Change in fair value of commodity price swaps	$(50,168)	$23,765
Change in fair value of costless collars	(6,605)	(2,196)
Change in fair value of natural gas basis differential contracts	1,141	1,752
Receipts from (payments on) settlement of commodity price swaps	(3,282)	6,434
Receipts from settlement of costless collars	334	5,741
Payments on settlement of natural gas basis differential contracts	(2,346)	(4,439)

	$(60,926)	$31,057

Derivative settlements receivable of $347 and $3,431 were included in accounts receivable at March 31, 2011 and December 31, 2010, respectively. Derivative settlements payable of $8,554 and $785 were included in accounts payable and accrued liabilities at March 31, 2011 and December 31, 2010, respectively.

Fair value of derivative instruments

All derivative financial instruments are recorded on the balance sheet at fair value. We estimate the fair value of our derivative instruments using a combined income and market valuation methodology. Future cash flows from the derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at the LIBOR swap rate. The fair value of collars is determined using an option pricing model which takes into account market volatility as well as the inputs described above. All derivative instruments are discounted further using a rate that incorporates our nonperformance risk for derivative liabilities, and our counterparties’ nonperformance risk for derivative assets. As of March 31, 2011 and December 31, 2010, the rate reflecting our nonperformance risk was 2.50% and 2.50%, respectively. As of March 31, 2011, we had net liabilities with our counterparties. The weighted-average rate reflecting our counterparties’ nonperformance risk was approximately 2.14% as of December 31, 2010.

The estimated fair values of derivative instruments are provided below. The carrying amounts of these instruments are equal to the estimated fair values.

	As of March 31, 2011			As of December 31, 2010
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Derivatives not designated as hedging instruments:
Natural gas swaps	$22,732	$(1,404)	$21,328	$32,538	$(130)	$32,408
Oil swaps	36	(97,324)	(97,288)	21	(58,221)	(58,200)
Oil collars	489	(5,585)	(5,096)	1,509	—	1,509
Natural gas basis differential swaps	5	(4,487)	(4,482)	220	(5,843)	(5,623)

Total derivative instruments	23,262	(108,800)	(85,538)	34,288	(64,194)	(29,906)
Less:
Netting adjustments (1)	23,231	(23,231)	—	32,859	(32,859)	—
Current portion asset (liability)	—	(62,898)	(62,898)	1,429	(28,853)	(27,424)

	$31	$(22,671)	$(22,640)	$—	$(2,482)	$(2,482)

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow us to net settle positive and negative positions with the same counterparties.

We had no Level 1 assets or liabilities as of March 31, 2011 or December 31, 2010. Our derivative contracts classified as Level 2 are valued using NYMEX forward commodity price curves and quotations provided by price index developers such as Platts. In certain less liquid markets, forward prices are not as readily available. In these circumstances, commodity swaps are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. These contracts are classified as Level 3. Due to unavailability of observable volatility data input, the fair value measurement of all our collars has been categorized as Level 3.

The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of March 31, 2011			As of December 31, 2010
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$22,773	$(103,215)	$(80,442)	$32,779	$(64,194)	$(31,415)
Significant unobservable inputs (Level 3)	489	(5,585)	(5,096)	1,509	—	1,509
Netting adjustments (1)	(23,231)	23,231	—	(32,859)	32,859	—

	$31	$(85,569)	$(85,538)	$1,429	$(31,335)	$(29,906)

(1)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.

Changes in the fair value of net commodity derivatives classified as Level 3 in the fair value hierarchy for the first quarter of 2011 and 2010 were as follows:

Net derivative assets (liabilities)	March 31, 2011	March 31, 2010
Beginning balance	$1,509	$26,355
Total realized and unrealized gains (losses) included in non-hedge derivative gains (losses)	(6,271)	3,544
Settlements	(334)	(5,741)

Ending balance	$(5,096)	$24,158

Gains (losses) relating to assets still held at the reporting date included in non-hedge derivative gains (losses) for the period	$(6,233)	$3,211

Fair value of other financial instruments

The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value for long-term debt at March 31, 2011 and December 31, 2010 approximates fair value because the rates are comparable to those at which we could currently borrow under similar terms. The carrying value and estimated market value of our senior notes at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
8.5% Senior Notes due 2015	$—	$—	$325,000	$332,313
8.875% Senior Notes due 2017	323,158	342,063	323,099	329,875
9.875% Senior Notes due 2020	293,235	334,680	293,135	315,000
8.25% Senior Notes due 2021	400,000	412,500	—	—

	$1,016,393	$1,089,243	$941,234	$977,188

Fair value amounts have been estimated based on quoted market prices. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Note 3: Asset retirement obligations

The activity incurred in the asset retirement obligation for the three months ended March 31, 2011 is:

Three Months Ended March 31, 2011
Beginning balance	$41,695
Liabilities incurred in current period	159
Liabilities settled in current period	(550)
Accretion expense	874

$42,178
Less current portion	690

$41,488

See Note 1 for additional information regarding our accounting policies for asset retirement obligations and fair value measurements.

Note 4: Long-Term Debt

Long-term debt

Long-term debt at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 3.71% to 9.26%, due January 2017 through December 2028; collateralized by real property	$12,912	$13,024
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.00% to 9.25%, due April 2011 through April 2016; collateralized by automobiles, machinery and equipment	7,643	7,699

	20,555	20,723
Less current maturities	3,893	4,047

	$16,662	$16,676

In April 2010, we entered into an Eighth Restated Credit Agreement (“our senior secured revolving credit facility”), which is collateralized by our oil and gas properties. Availability under our senior secured revolving credit facility is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. Borrowings under our senior secured revolving credit facility are made, at our option, as either Eurodollar loans or Alternate Base Rate (“ABR”) loans.

The Fourth Amendment to our senior secured revolving credit facility, effective April 1, 2011, extended the maturity of our senior secured revolving credit facility from April 12, 2014 to April 1, 2016 and reaffirmed the borrowing base at $375,000. It also amended the definition of Consolidated EBITDAX to permit the exclusion of our reasonable and customary fees and expenses related to the refinancing of our 8.5% Senior Notes due 2015 from the calculation of Consolidated EBITDAX.

Our senior secured revolving credit facility has certain negative and affirmative covenants that require, among other things, maintaining a Current Ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0 and a Consolidated Net Debt to Consolidated EBITDAX ratio, as defined in our senior secured revolving credit facility, of not greater than:

•	4.50 to 1.0 for each period of four consecutive fiscal quarters ending on or prior to December 31, 2011; and

•

4.25 to 1.0 for the four consecutive fiscal quarters ending on March 31, 2012 and for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarters thereafter.

We believe we were in compliance with all covenants under our senior secured revolving credit facility as of March 31, 2011.

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

Senior Notes

On February 22, 2011, we issued $400,000 aggregate principal amount of 8.25% senior notes maturing on September 1, 2021. We used the net proceeds from the 8.25% senior notes to consummate a tender offer for all of our 8.5% senior notes due 2015, to redeem the 8.5% senior notes not purchased in the tender offer, and for general corporate purposes. Interest is payable on the 8.25% senior notes semi-annually on March 1 and September 1 each year beginning September 1, 2011. On or after September 1, 2016, we may, at our option, redeem the notes at the following redemption prices plus accrued and unpaid interest: 104.125% after September 1, 2016, 102.750% after September 1, 2017, 101.375% after September 1, 2018, and 100% after September 1, 2019. Prior to March 1, 2014, we may redeem up to 35% of the notes with the net proceeds of one or more equity offerings at a redemption price of 108.250%, plus accrued and unpaid interest.

As part of the indenture for our 8.25% senior notes, we entered into a registration rights agreement in which we agreed to file a registration statement with the Securities and Exchange Commission related to an offer to exchange the notes for an issue of registered notes within 270 days of the closing date. If we fail to complete the exchange offer within 270 days after the closing date, we would be required to pay liquidated damages equal to 0.25% per annum of the principal amount of the notes for the first 90 days after the target registration date. After the first 90 days, the rate increases an additional 0.25% for each additional 90 days, up to a total of 1.0%.

In connection with the issuance of the 8.25% senior notes, we capitalized $8,720 of issuance costs related to underwriting and other fees that are amortized to interest expense using the effective interest method. We had unamortized issuance costs of $8,667 as of March 31, 2011 that are included in other assets. Amortization of $53 was charged to interest expense during the three months ended March 31, 2011 related to the issuance costs.

During the first quarter of 2011, we recorded a $20,576 loss associated with the refinancing of our 8.5% Senior Notes due 2015, including $15,085 in repurchase or redemption-related fees and a $5,491 write off of deferred financing costs.

Senior Notes at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
8.5% Senior Notes due 2015	$—	$325,000
8.875% Senior Notes due 2017	325,000	325,000
9.875% Senior Notes due 2020	300,000	300,000
8.25% Senior Notes due 2021	400,000	—
Discount on Senior Notes due 2017	(1,842)	(1,901)
Discount on Senior Notes due 2020	(6,765)	(6,865)

	$1,016,393	$941,234

The indentures governing our Senior Notes contain certain covenants which limit our ability to:

•	incur or guarantee additional debt and issue certain types of preferred stock;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt;

•	make investments;

•	create liens on assets;

•	create restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us;

•	transfer or sell assets;

•	engage in transactions with affiliates;

•	consolidate, merge or transfer all or substantially all assets and the assets of subsidiaries; and

•	enter into other lines of business.

Chaparral Energy, Inc. is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Our obligations under our outstanding Senior Notes have been fully and unconditionally guaranteed, on a joint and several basis, by all of our wholly owned subsidiaries except for Oklahoma Ethanol, LLC and Chaparral Biofuels, LLC.

Note 5: Related party transactions

CHK Holdings L.L.C., an indirect wholly owned subsidiary of Chesapeake Energy Corporation (“Chesapeake”), owns approximately 20% of our outstanding common stock. We participate in ownership of properties operated by Chesapeake, and we received revenues and incurred joint interest billings on these properties as follows:

	Three months ended March 31,
	2011	2010
Revenues	$1,277	$1,351
Joint interest billings	(258)	(2,590)

In addition, Chesapeake participates in ownership of properties operated by us, and we paid revenues and recorded joint interest billings to Chesapeake on these properties as follows:

	Three months ended March 31,
	2011	2010
Revenues	$(461)	$(404)
Joint interest billings	1,766	184

Amounts receivable from and payable to Chesapeake were $1,160 and $261, respectively, as of March 31, 2011. Amounts receivable from and payable to Chesapeake were $718 and $120, respectively, as of December 31, 2010.

Note 6: Equity

Common stock

The following is a summary of the changes in our common shares outstanding during the first quarter of 2011:

	Common Stock
	Class A	Class B	Class C	Class D	Class E	Class F	Class G	Total
Shares issued at January 1, 2011	51,346	357,882	209,882	279,999	504,276	1	3	1,403,389
Restricted stock issuances	6,846	—	—	—	—	—	—	6,846

Shares issued at March 31, 2011	58,192	357,882	209,882	279,999	504,276	1	3	1,410,235

Stock based compensation

Phantom Stock Plan

Effective January 1, 2004, we implemented a Phantom Unit Plan, which was revised on December 31, 2008 as the Second Amended and Restated Phantom Stock Plan (the “Plan”), to provide deferred compensation to certain key employees (the “Participants”). Phantom stock may be awarded to participants in total up to 2% of the fair market value of the Company. No participant may be granted, in the aggregate, more than 5% of the maximum number of phantom shares available for award. Under the current plan, awards vest on the fifth anniversary of the award date, but may also vest on a pro-rata basis following a participant’s termination of employment with us due to death, disability, retirement or termination by us without cause. Also, phantom stock will vest if a change of control event occurs. Upon vesting, participants are entitled to redeem their phantom stock for cash within 120 days of the vesting date. A summary of our phantom stock activity during the first quarter of 2011 is presented in the following table:

	Weighted average grant date fair value	Phantom shares	Vest date fair value	Weighted average amortization period remaining
	($ per share)			(years)
Unvested and outstanding at January 1, 2011	$16.04	126,859		2.09
Granted	$17.85	29,297
Vested	$17.89	(15,455)	$276
Forfeited	$18.03	(8,440)

Unvested and outstanding at March 31, 2011	$16.10	132,261		1.88

No payments for phantom shares were made during the first quarter of 2011 or 2010. As of March 31, 2011, there were 15,455 vested units outstanding with a weighted average fair value of $17.85 per share, and an aggregate intrinsic value of $276, which is included in accrued payroll and benefits payable. Based on an estimated fair value of $22.67 per phantom share as of March 31, 2011, the aggregate intrinsic value of the unvested phantom shares outstanding was $2,998, which includes approximately $1,505 of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.88 years. As of March 31, 2011 and December 31, 2010, accrued payroll and benefits payable included $698 and $321, respectively, for deferred compensation costs vesting within the next twelve months.

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

Our Board of Directors has approved awards of restricted stock under the 2010 Plan totaling 58,192 shares of our class A common stock. These awards consisted of a total of 11,322 shares that are subject to service vesting conditions (also defined as “Time Vesting” awards in the restricted stock agreements) and a total of 46,870 shares that are subject to market and performance vesting conditions (also defined as “Performance Vesting” awards in the restricted stock agreements). A summary of our restricted stock activity during the first quarter of 2011 is presented in the following table:

	Weighted average grant date fair value	Restricted shares
	($ per share)
Unvested and outstanding at January 1, 2011	$371.24	51,346
Granted	$381.32	6,846
Vested	$—	—
Forfeited	$—	—

Unvested and total outstanding at March 31, 2011	$372.43	58,192

Unrecognized compensation cost of $16,774 associated with our non-vested restricted stock awards is expected to be recognized over a weighted-average period of 4.20 years.

Stock-based compensation cost

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

	Three months ending
	March 31, 2011	March 31, 2010
Stock-based compensation cost	$1,675	$253
Less: stock-based compensation cost capitalized	(609)	(87)

Stock-based compensation expense	$1,066	$166

Comprehensive income (loss)

Components of comprehensive income (loss), net of related tax, are as follows for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Net income (loss)	$(40,264)	$25,464
Unrealized loss on hedges	—	(635)
Reclassification adjustment for hedge (gains) losses included in net income (loss)	4,187	2,652

Comprehensive income (loss)	$(36,077)	$27,481

Note 7: Commitments and contingencies

Standby letters of credit (“Letters”) available under the revolving credit line are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had various Letters outstanding totaling $920 as of March 31, 2011 and as of December 31, 2010, respectively. Interest on each Letter accrues at the lender’s prime rate for all amounts paid by the lenders under the Letters. We paid no interest on the Letters during the three months ended March 31, 2011 and 2010.

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

Overview

We are an independent oil and natural gas company engaged in the production, acquisition and exploitation of oil and natural gas properties. In 2010, we reorganized our oil and natural gas assets into enhanced oil recovery (“EOR”) project areas and conventional (non-EOR) productive basins. Our primary areas of operation using conventional recovery methods are the Anadarko Basin Area, Central Oklahoma Area, and the Permian Basin Area. We maintain a portfolio of proved reserves, development and exploratory drilling opportunities, and EOR projects.

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

Generally our producing properties have declining production rates. Our reserve estimates as of December 31, 2010 reflect that our production rate on current proved developed producing reserve properties will decline at annual rates of approximately 16%, 12% and 10% for the next three years. To grow our production and cash flow we must find, develop and acquire new oil and natural gas reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop and acquire oil and natural gas reserves.

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

During the first quarter of 2011, quarterly production was 2,062 MBoe, a 10% increase from production levels in the first quarter of 2010, primarily due to our recent drilling activity. A 15% increase in our average sales price before hedging, combined with the increase in production, resulted in an 27% increase in revenue from oil and natural gas sales in the first quarter of 2011 compared to the same period in 2010. However, due primarily to changes in the NYMEX forward commodity price curves, we had a $60.9 million loss on non-hedge derivatives in the first quarter of 2011 compared to a gain of $31.1 million in the first quarter of 2010. We also expensed $20.6 million of costs associated with the refinancing of our 8.5% Senior Notes due 2015 in the first quarter of 2011. Primarily as a result of these factors, we had a net loss of $40.3 million during the first quarter of 2011 compared to net income of $25.5 million during the first quarter of 2010.

The following are material events that have impacted our liquidity or results of operations and/or are expected to impact these items in future periods:

•

8.25% Senior Notes due 2021. On February 22, 2011, we issued $400.0 million aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes due 2015, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with the issuance of the 8.25% Senior Notes and the repurchase or redemption of our 8.5% Senior Notes due 2015, we capitalized approximately $8.7 million of issuance costs related to underwriting and other fees and we expensed approximately $20.6 million of refinancing costs, including a $5.5 million non-cash write off of deferred financing costs.

•

Capital expenditure budget. We have budgeted $250.0 million for capital expenditures for oil and natural gas properties in 2011. Our 2011 capital budget allocates $157.0 million to conventional oil and natural gas exploration and production activities. The remaining $93.0 million, or 37%, of the capital budget is allocated to the development of our EOR assets, and represents a substantial increase in capital being directed toward development of our EOR assets. The increased focus on EOR reduces near term growth opportunities but enhances longer term growth and is consistent with our strategy of driving near term growth with developmental drilling and long term growth through EOR development.

Liquidity and capital resources

Historically, our primary sources of liquidity have been cash generated from our operations, debt, and private equity sales. As of March 31, 2011, we had cash and cash equivalents of $79.6 million and availability of $374.1 million under our senior secured revolving credit facility with a borrowing base of $375.0 million. We believe that we will have sufficient funds available through our cash from operations and borrowing capacity under our revolving line of credit to meet our normal recurring operating needs, debt service obligations, capital requirements and contingencies for the next 12 months.

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

Sources and uses of cash

Our net increase (decrease) in cash is summarized as follows:

	Three months ended March 31,
(dollars in thousands)	2011	2010
Cash flows provided by operating activities	$67,016	$33,502
Cash flows used in investing activities	(93,601)	(36,822)
Cash flows provided by (used in) financing activities	51,102	(1,875)

Net increase (decrease) in cash during the period	$24,517	$(5,195)

Substantially all of our cash flow from operating activities is from the production and sale of oil and natural gas, reduced or increased by associated hedging activities. Cash flows from operating activities increased 100% from 2010 to 2011, primarily due to a 15% increase in the average price received and a 10% increase in production.

We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. For the quarters ended March 31, 2011 and 2010, cash flows provided by operating activities were approximately 76% and 75%, respectively, of cash used for the purchase of property and equipment and oil and natural gas properties.

Our capital expenditures for oil and natural gas properties are detailed below:

	Three months ended March 31, 2011
(dollars in thousands)	Acquisitions	Drilling	Enhancements	Total	Percent of total	Budgeted 2011 capital expenditures	Percent of total
Enhanced Oil Recovery Project Areas (1)	$563	$6,812	$10,757	$18,132	21%	$93,000	37%
Anadarko Basin Area	2,132	30,491	1,227	33,850	39%	71,000	29%
Central Oklahoma Area	663	7,079	2,161	9,903	11%	35,000	14%
Permian Basin Area	429	7,842	1,391	9,662	11%	21,000	8%
Other	145	12,079	3,084	15,308	18%	30,000	12%

Total	$3,932	$64,303	$18,620	$86,855	100%	$250,000	100%

(1)

Drilling includes $0.3 million of additions relating to conventional assets located in our EOR Project Areas and $1.0 million for CO2 support facilities and pipelines. Enhancements includes $1.6 million of additions relating to conventional assets located in our EOR Project Areas and $1.1 million for CO2 support facilities and pipelines.

In addition to the capital expenditures for oil and natural gas properties, we spent approximately $4.2 million for property and equipment during the first quarter of 2011.

Net cash provided by (used in) financing activities was $51.1 million during the first quarter of 2011 compared to ($1.9) million during the first quarter of 2010. On February 22, 2011, we issued $400.0 million aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes due 2015, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with the issuance of the 8.25% Senior Notes and the repurchase or redemption of our 8.5% Senior Notes due 2015, we paid approximately $8.6 million of issuance costs related to underwriting and other fees and approximately $15.1 million of repurchase and redemption-related costs.

Credit Agreements

In April 2010, we entered into our senior secured revolving credit facility, which is collateralized by our oil and natural gas properties, and, following a recent amendment, matures on April 1, 2016. Availability under our senior secured revolving credit facility is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. Effective April 1, 2011, the borrowing base was reaffirmed at $375.0 million.

Borrowings under our senior secured revolving credit facility are made, at our option, as either Eurodollar loans or Alternate Base Rate (“ABR”) loans.

Interest on Eurodollar loans is computed at the Adjusted LIBO Rate, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in our senior secured revolving credit facility, plus a margin where the margin varies from 1.75% to 2.75% depending on the utilization percentage of the conforming borrowing base. From April 1, 2011 until October 1, 2011, the margin will be fixed at 2.25%. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.

Interest on ABR loans is computed as the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in our senior secured revolving credit facility, plus 1/2 of 1%, or (3) the Adjusted LIBO Rate, as defined in our senior secured revolving credit facility, plus 1%; plus a margin where the margin varies from 0.75% to 1.75%, depending on the utilization percentage of the borrowing base.

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

Our senior secured revolving credit facility requires us to maintain a current ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our senior secured revolving credit facility, we consider the current ratio calculated under our senior secured revolving credit facility to be a useful measure of our liquidity because it includes the funds available to us under our senior secured revolving credit facility and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At March 31, 2011 and December 31, 2010, our current ratio as computed using GAAP was 0.86 and 0.87, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 3.68 and 3.78, respectively. The following table reconciles our current assets and current liabilities using GAAP to the same items for purposes of calculating the current ratio for our loan compliance:

(dollars in thousands)	March 31, 2011	December 31, 2010
Current assets per GAAP	$180,101	$142,348
Plus—Availability under senior secured revolving credit facility	374,080	374,080
Less—Short-term derivative instruments	—	(1,429)
Less—Deferred tax asset on derivative instruments and asset retirement obligations	(17,584)	(9,655)

Current assets as adjusted	$536,597	$505,344

Current liabilities per GAAP	$209,587	$163,347
Less—Short term derivative instruments	(62,898)	(28,853)
Less—Short-term asset retirement obligation	(690)	(690)

Current liabilities as adjusted	$145,999	$133,804

Current ratio for loan compliance	3.68	3.78

In April 2011, we amended the definition of Consolidated EBITDAX in our senior secured revolving credit facility to permit the exclusion of our reasonable and customary fees and expenses related to the refinancing of our 8.5% Senior Notes due 2015 from the calculation of Consolidated EBITDAX.

Our senior secured revolving credit facility, as amended, requires us to maintain a Consolidated Net Debt to Consolidated EBITDAX ratio, as defined in our senior secured revolving credit facility, of not greater than:

•	4.50 to 1.0 for each period of four consecutive fiscal quarters ending on or prior to December 31, 2011; and

•

4. 25 to 1.0 for the four consecutive fiscal quarters ending on March 31, 2012 and for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarters thereafter.

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

8.25% Senior Notes due 2021

On February 22, 2011, we issued $400.0 million aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes due 2015, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with the issuance of the 8.25% Senior Notes and the repurchase or redemption of our 8.5% Senior Notes due 2015, we capitalized approximately $8.7 million of issuance costs related to underwriting and other fees and we expensed approximately $20.6 million of refinancing costs, including a $5.5 million non-cash write off of deferred financing costs.

The Senior Notes are our senior unsecured obligations, rank equally in right of payment with all our existing and future senior debt, and rank senior to all of our existing and future subordinated debt. The payment of the principal, interest and premium on the Senior Notes is fully and unconditionally guaranteed on a senior unsecured basis by our material existing and future domestic restricted subsidiaries, as defined in the indenture.

On or after the date that is five years before the maturity date, we may redeem some or all of the Senior Notes at any time at redemption prices specified in the indenture, plus accrued and unpaid interest to the date of redemption.

Prior to the date that is five years before the maturity date, the Senior Notes may be redeemed in whole or in part at a redemption price equal to the principal amount of the notes plus accrued and unpaid interest to the date of redemption plus an applicable premium specified in the indenture.

We and our restricted subsidiaries are subject to certain negative and financial covenants under the indenture governing the Senior Notes. The provisions of the indenture limit our and our restricted subsidiaries’ ability to, among other things:

•	incur or guarantee additional debt, or issue preferred stock;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness;

•	make investments;

•	incur liens;

•	create any consensual limitation on the ability of our restricted subsidiaries to pay dividends, make loans or transfer property to us;

•	engage in transactions with our affiliates;

•	sell assets, including capital stock of our subsidiaries;

•	consolidate, merge or transfer assets; and

•	enter into other lines of business.

If we experience a change of control (as defined in the indenture governing the Senior Notes), including making certain asset sales, subject to certain conditions, we must give holders of the Senior Notes the opportunity to sell us their Senior Notes at 101% of the principal amount, plus accrued and unpaid interest.

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

Results of operations

Revenues and production

The following table presents information about our oil and natural gas sales before the effects of commodity derivative settlements:

	Three months ended March 31,		Percentage change
	2011	2010
Oil and natural gas sales (dollars in thousands)
Oil	$105,753	$71,440	48.0%
Natural gas	21,846	28,935	(24.5)%

Total	$127,599	$100,375	27.1%
Production
Oil (MBbls)	1,204	974	23.6%
Natural gas (MMcf)	5,148	5,364	(4.0)%
MBoe	2,062	1,868	10.4%
Average sales prices (excluding derivative settlements)
Oil per Bbl	$87.83	$73.35	19.7%
Natural gas per Mcf	$4.24	$5.39	(21.3)%
Boe	$61.88	$53.73	15.2%

Oil and natural gas revenues increased $27.2 million, or 27%, during the first quarter of 2011 compared to the first quarter of 2010 due to a 15% increase in the average price per Boe combined with a 10% increase in sales volumes. Oil production for the first quarter of 2011 increased compared to the first quarter of 2010 primarily due to our recent drilling activity. Gas production for the first quarter decreased primarily due to the decline in production from the Bowdle 47 No. 2, which accounted for approximately 3% and 7% of total production during the first quarter of 2011 and 2010, respectively. We drilled and completed an offset, the Bowdle 47 No. 4, which came online in late April of 2010 and accounted for approximately 1% of our total production during the first quarter of 2011.

The relative impact of changes in commodity prices and sales volumes on our oil and natural gas sales before the effects of hedging is shown in the following table:

	Three months ended March 31, 2011 vs. 2010
(dollars in thousands)	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$17,443	24.4%
Production	16,870	23.6%

Total increase in oil sales	$34,313	48.0%

Change in natural gas sales due to:
Prices	$(5,924)	(20.5)%
Production	(1,165)	(4.0)%

Total decrease in natural gas sales	$(7,089)	(24.5)%

Production volumes by area were as follows (MBoe):

	Three months ended March 31,		Percentage change
	2011	2010
Enhanced Oil Recovery Project Areas	275	260	5.8%
Anadarko Basin Area	694	580	19.7%
Central Oklahoma Area	457	469	(2.6)%
Permian Basin Area	343	339	1.2%
Other	293	220	33.2%

Total	2,062	1,868	10.4%

The increase in production in the Anadarko Basin Area is primarily due to our drilling activity in the Area. Five of our Anadarko Basin Area wells, which came online during the fourth quarter of 2010 and the first quarter of 2011, accounted for approximately 7% of our total production during the first quarter of 2011.

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

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements on realized prices:

	Three months ended March 31,
	2011	2010
Oil (per Bbl):
Before derivative settlements	$87.83	$73.35
After derivative settlements	$75.72	$68.27
Post-settlement to pre-settlement price	86.2%	93.1%

Natural gas (per Mcf):
Before derivative settlements	$4.24	$5.39
After derivative settlements	$6.05	$6.73
Post-settlement to pre-settlement price	142.7%	124.9%

The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

(dollars in thousands)	March 31, 2011	December 31, 2010
Derivative assets (liabilities):
Natural gas swaps	$21,328	$32,408
Oil swaps	(97,288)	(58,200)
Oil collars	(5,096)	1,509
Natural gas basis differential swaps	(4,482)	(5,623)

Net derivative liability	$(85,538)	$(29,906)

Effective April 1, 2010, we elected to de-designate all of our commodity derivative contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively. As a result, all gains and losses from changes in the fair value of our derivative contracts subsequent to March 31, 2010 are recognized immediately in non-hedge derivative gains (losses) in the consolidated statement of operations. As of March 31, 2011, accumulated other comprehensive income (loss) (“AOCI”) consists of deferred net gains of $63.2 million ($39.2 million net of tax) related to discontinued cash flow hedges that will be recognized as gains (losses) from oil and natural gas hedging activities through December 2013 as the hedged production is sold.

The effects of derivative activities on our results of operations and cash flows were as follows:

	Three months ended March 31,
	2011		2010
(dollars in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)
Gain (loss) from oil and natural gas hedging activities:
Oil swaps	$(6,755)	$—	$—	$(5,504)
Natural gas swaps	—	—	519	—

Gain (loss) from oil and natural gas hedging activities	$(6,755)	$—	$519	$(5,504)

Non-hedge derivative gains (losses):
Oil swaps and collars	$(45,693)	$(14,586)	$(1,737)	$559
Natural gas swaps and collars	(11,080)	11,638	23,306	11,616
Natural gas basis differential contracts	1,141	(2,346)	1,752	(4,439)

Non-hedge derivative gains (losses)	$(55,632)	$(5,294)	$23,321	$7,736

Total gains (losses) from derivative activities	$(62,387)	$(5,294)	$23,840	$2,232

Due to an increase in average NYMEX forward strip oil prices as of March 31, 2011 and 2010 compared to December 31, 2010 and 2009, respectively, combined with high oil prices prevalent during the periods, we recorded a loss on oil derivatives of $67.0 million and $6.7 million during the first quarters of 2011 and 2010, respectively. This includes losses of $6.8 million and $0 reclassified into earnings during the first quarters of 2011 and 2010, respectively, that were associated with derivatives for which hedge accounting was previously discontinued.

During the first quarter of 2011, we recorded a non-hedge gain on gas derivatives of $0.6 million, due primarily to low natural gas prices prevalent during the period, partially offset by lower average contractual prices and higher average NYMEX forward strip gas prices as of March 31, 2011 compared to December 31, 2010. Due primarily to lower average NYMEX forward strip gas prices as of March 31, 2010 compared to December 31, 2009, combined with low natural gas prices prevalent during the period, we recognized non-hedge gains on gas derivatives of $34.9 million during the first quarter of 2010. In addition, we reclassified into earnings gains of $0.5 million which were associated with derivatives for which hedge accounting was previously discontinued.

During the first quarter of 2011 and 2010, losses on natural gas basis differential contracts were $1.2 million and $2.7 million, respectively, primarily due to low basis differentials prevalent during the period, partially offset by lower average contractual prices as of March 31, 2011 and 2010 compared to December 31, 2010 and 2009, respectively.

Primarily as a result of the above transactions, we recognized total losses on derivative activities of $67.7 million for the three months ended March 31, 2011 compared to total gains on derivative activities of $26.1 million for the three months ended March 31, 2010.

Lease operating expenses

	Three months ended March 31,		Percentage change
	2011	2010
Lease operating expenses (in thousands)	$27,556	$24,419	12.8%

Lease operating expenses per Boe	$13.36	$13.07	2.2%

Lease operating costs are sensitive to changes in demand for field equipment, services, and qualified operational personnel, which is driven by demand for oil and natural gas. However, the timing of changes in operating costs may lag behind changes in commodity prices.

Our lease operating expenses increased by $3.1 million, or $0.29 per Boe, during the first quarter of 2011 compared to the first quarter of 2010, primarily due to our increased activity combined with the upward pressure on operating and service costs associated with the recent increase in oil prices.

Production taxes (which include ad valorem taxes)

	Three months ended March 31,		Percentage change
	2011	2010
Production taxes (in thousands)	$8,624	$6,990	23.4%

Production taxes per Boe	$4.18	$3.74	11.8%

Production taxes generally change in proportion to oil and natural gas sales. The 23% increase in production taxes during the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the 15% increase in average realized prices combined with a 10% increase in production volumes.

Depreciation, depletion, and amortization (“DD&A”)

	Three months ended March 31,		Percentage change
	2011	2010
DD&A (in thousands):
Oil and natural gas properties	$30,535	$21,493	42.1%
Property and equipment	2,568	2,240	14.6%
Accretion of asset retirement obligation	874	788	10.9%

Total DD&A	$33,977	$24,521	38.6%

DD&A per Boe:
Oil and natural gas properties	$14.81	$11.51	28.7%
Other fixed assets	1.67	1.62	3.1%

Total DD&A per Boe	$16.48	$13.13	25.5%

We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and costs, and thus our DD&A rate could change significantly in the future. DD&A on oil and natural gas properties increased $9.0 million in the first quarter of 2011 compared to the first quarter of 2010, of which $6.8 million was due to a higher rate per equivalent unit of production and $2.2 million was due to the increase in production. Our DD&A rate per equivalent unit of production increased $3.30 to $14.81 per Boe primarily due to higher estimated future development costs for proved undeveloped reserves and higher cost reserve additions.

General and administrative expenses (“G&A”)

	Three months ended March 31,		Percent change
(dollars in thousands, excluding per Boe amounts)	2011	2010
Gross G&A expenses	$12,422	$9,636	28.9%
Capitalized exploration and development costs	(4,414)	(3,196)	38.1%

Net G&A expenses	$8,008	$6,440	24.3%

Average G&A cost per Boe	$3.88	$3.45	12.5%

G&A expenses for the first quarter of 2011 increased by $1.6 million, or $0.43 per Boe, compared to the first quarter of 2010 primarily due to higher compensation costs caused by our heightened level of activity. G&A expenses for the first quarter of 2011 include stock-based compensation expense of $1.0 million, of which $0.8 million is associated with grants of restricted stock under our 2010 Equity Incentive Plan that was adopted on April 12, 2010. G&A expenses for the first quarter of 2010 include stock-based compensation expense of $0.1 million associated with our Phantom Stock Plan.

Other income and expenses

Interest expense. The following table presents interest expense for the first quarters of 2011 and 2010:

	Three months ended March 31,
(dollars in thousands)	2011	2010
Revolver interest	$—	$6,655
8.5% Senior Notes due 2015	4,587	7,115
8.875% Senior Notes due 2017	7,431	7,411
9.875% Senior Notes due 2020	7,356	—
8.25% Senior Notes due 2021	3,445	—
Bank fees and other interest	1,506	1,759
Less capitalized interest	(615)	(388)

Total interest expense	$23,710	$22,552

Average long-term borrowings	$1,012,009	$1,176,285

Interest expense increased by $1.2 million, or 5%, from 2010 to 2011 primarily as a result of higher interest rates.

Loss on extinguishment of debt. On February 22, 2011, we issued $400.0 million aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes due 2015, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes. During the first quarter of 2011, we recorded a $20.6 million loss associated with the refinancing of our 8.5% Senior Notes due 2015, including $15.1 million in repurchase or redemption-related fees and a $5.5 million write off of deferred financing costs.

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

We define adjusted EBITDA as net income (loss), adjusted to exclude (1) interest and other financing costs, net of capitalized interest, (2) income taxes, (3) depreciation, depletion and amortization, (4) unrealized (gain) loss on ineffective portion of hedges and reclassification adjustments, (5) non-cash change in fair value of non-hedge derivative instruments, (6) interest income, (7) deferred compensation expense, (8) gain or loss on disposed assets, and (9) impairment charges and other significant, unusual charges.

In April 2011, we amended the definition of Consolidated EBITDAX in our senior secured revolving credit facility to permit the exclusion of our reasonable and customary fees and expenses related to the refinancing of our 8.5% Senior Notes due 2015 from the calculation of Consolidated EBITDAX.

The following table provides a reconciliation of net income (loss) to adjusted EBITDA for the specified periods:

	Three months ended March 31,
(dollars in thousands)	2011	2010
Net income (loss)	$(40,264)	$25,464
Interest expense	23,710	22,552
Income tax expense (benefit)	(22,159)	16,069
Depreciation, depletion, and amortization	33,977	24,521
Unrealized gains (losses) on ineffective portion of hedges and reclassification adjustments	6,755	(519)
Non-cash change in fair value of non-hedge derivative instruments	55,632	(23,321)
Interest income	(65)	(92)
Deferred compensation expense	1,066	166
(Gain) loss on disposed assets	5	(42)
Loss on extinguishment of debt	20,576	—

Adjusted EBITDA	$79,233	$64,798

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

Oil and natural gas prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our senior secured revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our production for the three months ended March 31, 2011, our gross revenues from oil and natural gas sales would change approximately $0.5 million for each $0.10 change in natural gas prices and $1.2 million for each $1.00 change in oil prices.

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

Our outstanding oil and natural gas derivative instruments as of March 31, 2011 are summarized below:

	Oil derivatives
	Swaps		Collars		Three-way collars
						Weighted average fixed price per Bbl
	Volume MBbls	Weighted average fixed price per Bbl	Volume MBbls	Weighted average range (fixed price per Bbl)	Volume MBbls	Additional put option	Floor	Ceiling	Percent of PDP production (1)
2Q 2011	810	$76.62	21	$110.00 - $153.00	—	$—	$—	$—	80.8%
3Q 2011	772	76.02	21	—	—	—	—	—	84.1%
4Q 2011	747	75.53	21	—	—	—	—	—	86.0%
1Q 2012	521	94.38	—	—	180	65.00	87.50	108.80	81.9%
2Q 2012	499	94.02	—	—	180	65.00	87.50	108.80	82.3%
3Q 2012	480	93.75	—	—	180	65.00	87.50	108.80	82.7%
4Q 2012	463	93.50	—	—	180	65.00	87.50	108.80	83.1%
1Q 2013	105	102.41	—	—	150	71.00	94.00	128.20	33.9%
2Q 2013	105	102.05	—	—	150	71.00	94.00	128.20	35.7%
3Q 2013	105	101.83	—	—	150	71.00	94.00	128.20	36.7%
4Q 2013	105	101.71	—	—	150	71.00	94.00	128.20	37.5%

	4,712		63		1,320

	Natural gas swaps
	Volume BBtu	Weighted average fixed price per Btu	Percent of PDP production(1)
2Q 2011	4,870	$5.92	79.5%
3Q 2011	4,600	6.17	83.1%
4Q 2011	4,390	6.59	85.2%
1Q 2012	2,400	5.09	49.4%
2Q 2012	2,400	4.91	52.0%
3Q 2012	2,400	4.99	54.3%
4Q 2012	2,400	5.19	56.4%
1Q 2013	1,500	5.31	36.6%
2Q 2013	1,500	5.03	39.4%
3Q 2013	1,500	5.12	40.8%
4Q 2013	1,500	5.37	42.0%

	29,460

	Natural gas basis protection swaps
	Volume BBtu	Weighted average fixed price per Btu
2Q 2011	3,860	$0.64
3Q 2011	3,720	0.64
4Q 2011	3,610	0.65
1Q 2012	2,100	0.30
2Q 2012	2,100	0.30
3Q 2012	2,100	0.30
4Q 2012	2,100	0.30

	19,590

(1)	Based on our most recent internally estimated PDP production for such periods.

Subsequent to March 31, 2011, we entered into additional oil swaps for 257 MBbls for the periods of May 2011 through December 2013 with a weighted average fixed price of $106.70 per Bbl and additional three-way oil collars for 600 MBbls for the periods of January 2012 through December 2013 with a weighted average ceiling of $122.40 per Bbl, a weighted average floor of $102.00 per Bbl, and an additional put option of $77.00 per Bbl. We also entered into additional gas swaps for 4,360 BBtu for the periods of June 2011 through December 2013 with a weighted average fixed price of $5.15 per Btu.

Interest rates. There were no outstanding borrowings under our senior secured revolving facility as of March 31, 2011. We may designate borrowings under our senior secured revolving credit facility as either ABR loans or Eurodollar loans. ABR loans bear interest at a fluctuating rate that is linked to the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in the senior secured revolving credit facility, plus 1/2 of 1%, or (3) the Adjusted LIBO rate, as defined in our senior secured revolving credit facility, plus 1%. Eurodollar loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $375.0 million, equal to our borrowing base at March 31, 2011, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $3.75 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. Based on their evaluation as of the end of the period covered by this quarterly report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time.

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

Information with respect to risk factors is included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the risk factors since the filing of such Form 10-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description

4.1*	Indenture dated February 22, 2011, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

4.2*	Form of 8 1/4 % Senior Note due 2021 (included as Exhibit A to Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

4.3*	Fourth Supplemental Indenture dated February 22, 2011, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

10.1*	Second Amendment to Eighth Restated Credit Agreement dated as of January 11, 2011 (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.2*	Third Amendment to Eighth Restated Credit Agreement dated as of February 7, 2011 (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.3*	Fourth Amendment to Eighth Restated Credit Agreement dated as of April 1, 2011 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 4, 2011)

10.5*	Purchase Agreement dated as of February 7, 2011, by and among Chaparral Energy, Inc. and certain of its subsidiaries named therein, and Wells Fargo Securities, LLC, as Representative of the several Initial Purchasers named therein (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.6*	Solicitation Agent and Dealer Manager Agreement dated February 7, 2011 by and among Chaparral Energy, Inc. and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.7*	Registration Rights Agreement dated February 22, 2011, among Chaparral Energy, Inc., the guarantors party thereto, and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPARRAL ENERGY, INC.

By:	/s/ Mark A. Fischer
Name:	Mark A. Fischer
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph O. Evans
Name:	Joseph O. Evans
Title:	Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

Date: May 13, 2011

EXHIBIT INDEX

Exhibit No.	Description

4.1*	Indenture dated February 22, 2011, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

4.2*	Form of 8 1/4 % Senior Note due 2021 (included as Exhibit A to Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

4.3*	Fourth Supplemental Indenture dated February 22, 2011, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

10.1*	Second Amendment to Eighth Restated Credit Agreement dated as of January 11, 2011 (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.2*	Third Amendment to Eighth Restated Credit Agreement dated as of February 7, 2011 (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.3*	Fourth Amendment to Eighth Restated Credit Agreement dated as of April 1, 2011 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 4, 2011)

10.5*	Purchase Agreement dated as of February 7, 2011, by and among Chaparral Energy, Inc. and certain of its subsidiaries named therein, and Wells Fargo Securities, LLC, as Representative of the several Initial Purchasers named therein (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.6*	Solicitation Agent and Dealer Manager Agreement dated February 7, 2011 by and among Chaparral Energy, Inc. and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.7*	Registration Rights Agreement dated February 22, 2011, among Chaparral Energy, Inc., the guarantors party thereto, and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference