Form 10-Q
period 2011-06-30
Chaparral Energy, Inc.
filed 2011-08-12
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of August 12, 2011:

Class	Number of shares
Class A Common Stock, $0.01 par value	65,981
Class B Common Stock, $0.01 par value	357,882
Class C Common Stock, $0.01 par value	209,882
Class D Common Stock, $0.01 par value	279,999
Class E Common Stock, $0.01 par value	504,276
Class F Common Stock, $0.01 par value	1
Class G Common Stock, $0.01 par value	3

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

These forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. These risks and uncertainties include those factors described under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K filed with the SEC on March 29, 2011. Specifically, some factors that could cause actual results to differ include:

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

•	Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

•	SEC. The Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets

(dollars in thousands, except per share data)	June 30, 2011 (unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$54,232	$55,111
Accounts receivable, net	68,580	62,780
Inventories	10,742	11,068
Prepaid expenses	1,263	2,429
Derivative instruments	586	1,429
Deferred income taxes	—	9,531

Total current assets	135,403	142,348
Property and equipment—at cost, net	66,198	66,014
Oil and natural gas properties, using the full cost method:
Proved	2,419,388	2,253,662
Unevaluated (excluded from the amortization base)	24,962	19,135
Accumulated depreciation, depletion, amortization and impairment	(1,067,194)	(1,003,261)

Total oil and natural gas properties	1,377,156	1,269,536
Derivative instruments	388	—
Deferred income taxes	23,803	20,617
Other assets	34,924	30,777

	$1,637,872	$1,529,292

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets - continued

(dollars in thousands, except per share data)	June 30, 2011 (unaudited)	December 31, 2010
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$80,008	$75,982
Accrued payroll and benefits payable	15,953	13,427
Accrued interest payable	31,066	23,695
Revenue distribution payable	22,069	17,223
Current maturities of long-term debt and capital leases	3,637	4,167
Derivative instruments	20,692	28,853
Deferred income taxes	4,662	—

Total current liabilities	178,087	163,347
Long-term debt and capital leases, less current maturities	16,238	16,686
Senior notes, net	1,016,559	941,234
Derivative instruments	3,912	2,482
Deferred compensation	1,524	981
Asset retirement obligations	42,466	41,005
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $0.01 par value, 10,000,000 shares authorized and 66,704 and 51,346 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	—	—
Class B Common stock, $0.01 par value, 10,000,000 shares authorized and 357,882 shares issued and outstanding	4	4
Class C Common stock, $0.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding	2	2
Class D Common stock, $0.01 par value, 10,000,000 shares authorized and 279,999 shares issued and outstanding	3	3
Class E Common stock, $0.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding	5	5
Class F Common stock, $0.01 par value, 1 share authorized, issued, and outstanding	—	—
Class G Common stock, $0.01 par value, 3 shares authorized, issued, and outstanding	—	—
Additional paid in capital	417,828	417,834
Accumulated deficit	(82,135)	(89,265)
Accumulated other comprehensive income, net of taxes	43,379	34,974

	379,086	363,557

	$1,637,872	$1,529,292

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of operations

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2011 (unaudited)	2010 (unaudited)	2011 (unaudited)	2010 (unaudited)
Revenues:
Oil and natural gas sales	$146,482	$96,785	$274,081	$197,160
Loss from oil and natural gas hedging activities	(6,806)	(8,206)	(13,561)	(13,191)
Other revenues	1,060	857	2,205	1,728

Total revenues	140,736	89,436	262,725	185,697
Costs and expenses:
Lease operating	31,748	27,256	59,304	51,675
Production tax	9,456	6,190	18,080	13,180
Depreciation, depletion and amortization	36,877	25,067	70,854	49,588
General and administrative	9,567	7,871	17,575	14,311
Other expenses	827	768	1,909	1,472

Total costs and expenses	88,475	67,152	167,722	130,226
Operating income	52,261	22,284	95,003	55,471
Non-operating income (expense):
Interest expense	(24,221)	(17,534)	(47,931)	(40,086)
Non-hedge derivative gains (losses)	47,296	39,860	(13,630)	70,917
Loss on extinguishment of debt	—	(2,241)	(20,576)	(2,241)
Financing costs	—	(1,263)	—	(1,560)
Other income and expenses	68	112	115	250

Net non-operating income (expense)	23,143	18,934	(82,022)	27,280
Income before income taxes	75,404	41,218	12,981	82,751
Income tax expense	28,010	16,340	5,851	32,409

Net income	$47,394	$24,878	$7,130	$50,342

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows

	Six months ended June 30,
(dollars in thousands)	2011 (unaudited)	2010 (unaudited)
Cash flows from operating activities
Net income	$7,130	$50,342
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion & amortization	70,854	49,588
Deferred income taxes	5,851	32,414
Unrealized loss on ineffective portion of hedges and reclassification adjustments	13,561	7,687
Non-hedge derivative (gains) losses	13,630	(70,917)
Other	1,562	675
Change in assets and liabilities
Accounts receivable	(6,073)	3,945
Inventories	(24)	(375)
Prepaid expenses and other assets	22,831	7,169
Accounts payable and accrued liabilities	16,365	(1,625)
Revenue distribution payable	4,846	(2,034)
Deferred compensation	1,597	(490)

Net cash provided by operating activities	152,130	76,379
Cash flows from investing activities
Purchase of property and equipment and oil and natural gas properties	(180,875)	(123,695)
Proceeds from dispositions of property and equipment and oil and natural gas properties	412	336
Settlement of non-hedge derivative instruments	(19,906)	25,757
Other	—	16

Net cash used in investing activities	(200,369)	(97,586)
Cash flows from financing activities
Proceeds from long-term debt	1,415	172,886
Repayment of long-term debt	(2,293)	(509,359)
Proceeds from Senior Notes	400,000	—
Repayment of Senior Notes	(325,000)	—
Proceeds from equity issuance	—	313,231
Principal payments under capital lease obligations	(100)	(129)
Payment of debt issuance costs and other financing fees	(11,577)	(12,840)
Payment of debt extinguishment costs	(15,085)	—

Net cash provided by (used in) financing activities	47,360	(36,211)

Net decrease in cash and cash equivalents	(879)	(57,418)
Cash and cash equivalents at beginning of period	55,111	73,417

Cash and cash equivalents at end of period	$54,232	$15,999

Supplemental cash flow information
Cash paid (received) during the period for:
Interest, net of capitalized interest	$38,372	$37,436
Income taxes	—	(5)

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows—continued

Supplemental disclosure of investing and financing activities (dollars in thousands)

During the six months ended June 30, 2011, oil and natural gas property additions of $4,920 previously included in accounts payable and accrued expenses were settled and are reflected in cash used in investing activities. During the six months ended June 30, 2010, oil and natural gas property additions of $3,196 were recorded as increases to accounts payable and accrued expenses, and were reflected in cash used in investing activities in the periods that the payables were settled.

During the six months ended June 30, 2011 and 2010, we recorded an asset and related liability of $242 and $191, respectively, associated with the asset retirement obligation on the acquisition and/or development of oil and natural gas properties.

Interest of $1,195 and $757 was capitalized during the six months ended June 30, 2011 and 2010, respectively, primarily related to unproved oil and natural gas leaseholds.

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

Interim financial statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC and do not include all of the financial information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.

The financial information as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010, is unaudited. In management’s opinion, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2011.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of June 30, 2011, cash with a recorded balance totaling $51,430 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.

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

We write off accounts receivable when they are determined to be uncollectible. When the account is determined to be uncollectible, all interest previously accrued but not collected is reversed against the allowance for doubtful accounts. Accounts receivable consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Joint interests	$20,579	$17,835
Accrued oil and natural gas sales	47,847	41,316
Derivative settlements	159	3,431
Other	736	831
Allowance for doubtful accounts	(741)	(633)

	$68,580	$62,780

Inventories

Inventories are comprised of equipment used in developing oil and natural gas properties, oil and natural gas production inventories, and equipment for resale. Equipment inventory and inventory for resale are carried at the lower of cost or market using the average cost method. Oil and natural gas product inventories are stated at the lower of production cost or market. We regularly review inventory quantities on hand and record provisions for excess or obsolete inventory, if necessary. Inventories at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Equipment inventory	$6,657	$6,399
Oil and natural gas product	3,493	3,624
Inventory for resale	2,757	2,866
Inventory valuation allowance	(2,165)	(1,821)

	$10,742	$11,068

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

Stock-based compensation

Our stock-based compensation programs consist of phantom stock and restricted stock awards issued to employees. The estimated fair value of the phantom stock awards is remeasured at the end of each reporting period until settlement. The estimated fair market value of these awards is calculated based on our total asset value less total liabilities, with both assets and liabilities being adjusted to fair value in accordance with the terms of the Phantom Stock Plan. The primary adjustment required is the adjustment of oil and natural gas properties from net book value to the discounted and risk adjusted reserve value based on internal reserve reports priced on NYMEX forward strips. Compensation cost associated with the phantom stock awards is recognized on a straight-line basis over the five-year vesting period.

The fair value of our restricted stock awards that include a service condition is based upon the estimated fair market value of our common stock on the date of grant, and is remeasured at the end of each reporting period until settlement. We recognize compensation cost over the requisite service period using the accelerated method for awards with graded vesting.

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

Deferred income taxes

Deferred income taxes are provided for significant carryforwards and temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years. Deferred income tax assets or liabilities are determined by applying the presently enacted tax rates and laws. We record a valuation allowance for the amount of net deferred tax assets when, in management’s opinion, it is more likely than not that such assets will not be realized. During the six months ended June 30, 2011, we recorded a valuation allowance of $1,449 for state NOL carryforwards we do not expect to realize before they expire.

Realization of our deferred tax assets is dependent upon generating sufficient future taxable income. Although realization is not assured, we believe it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

Recently issued accounting pronouncements

In May 2011, the FASB issued authoritative guidance that clarifies the application of fair value measurement and disclosure requirements and changes particular principles or requirements for measuring fair value. This guidance is effective for interim and annual periods beginning after December 15, 2011, and we will adopt it on January 1, 2012. We are currently evaluating the provisions of this guidance and its anticipated impact on our fair value disclosures.

In June 2011, the FASB issued new authoritative guidance that requires entities that report other comprehensive income to present the components of net income and comprehensive income in either one continuous financial statement or two consecutive financial statements. It does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011, and we will apply it retrospectively beginning on January 1, 2012. We are currently evaluating the provisions of this guidance and its anticipated impact on our presentation of other comprehensive income.

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

Collars contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, we receive the fixed price and pay the market price. If the market price is between the call and the put strike price, no payments are due from either party. A three-way collar contract consists of a standard collar contract plus a put option contract sold by us with a price below the floor price of the collar. This additional put option requires us to make a payment to the counterparty if the market price is below the additional put option price. If the market price is greater than the additional put option price, the result is the same as it would have been with a standard collar contract only. By combining the collar contract with the additional put option, we are entitled to a net payment equal to the difference between the floor price of the standard collar and the additional put option price if the market price falls below the additional put option price. This strategy enables us to increase the floor and the ceiling price of the collar beyond the range of a traditional costless collar while defraying the associated cost with the sale of the additional put option.

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

Our outstanding derivative instruments as of June 30, 2011 are summarized below:

	Oil derivatives
	Swaps		Collars		Three-way collars
	Volume MBbls	Weighted average	Volume MBbls	Weighted average range	Volume MBbls	Weighted average fixed price per Bbl
		fixed price per Bbl		(fixed price per Bbl)		Additional put option	Floor	Ceiling

2011	1,606	$77.58	42	$110.00 - $153.00	—	$—	$—	$—
2012	1,983	94.08	—	—	840	67.14	90.00	110.26
2013	540	102.45	—	—	1,080	73.33	97.22	126.00

	4,129		42		1,920

	Natural gas swaps		Natural gas basis protection swaps
	Volume BBtu	Weighted average fixed price per Btu	Volume BBtu	Weighted average fixed price per Btu
2011	9,580	$6.28	7,330	$0.64
2012	12,000	5.06	8,400	0.30
2013	7,200	5.24	—	—

	28,780		15,730

Our derivative contracts have been executed with the institutions that are parties to our revolving credit facility, and we believe the credit risks associated with all of these institutions are acceptable. As of June 30, 2011 we have no balance outstanding on our credit facility. We did not post collateral under any of these contracts as they are secured under our revolving credit facility. Payment on our derivative contracts would be accelerated in the event of a default on our revolving credit facility. The aggregate fair value of our derivative liabilities was $47,660 at June 30, 2011.

Discontinuance of cash flow hedge accounting

Effective April 1, 2010, we elected to de-designate all of our commodity derivative contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively. As a result, all gains and losses from changes in the fair value of our derivative contracts subsequent to March 31, 2010 are recognized immediately in non-hedge derivative gains (losses) in the consolidated statement of operations. This can have a significant impact on our results of operations due to the volatility of the underlying commodity prices. Prior to March 31, 2010, a portion of the change in fair value was deferred through other comprehensive income. As of June 30, 2011, accumulated other comprehensive income (“AOCI”) consists of deferred net gains of $69,989 ($43,379 net of tax) that will be recognized as gains (losses) from oil and natural gas hedging activities through December 2013 as the hedged production is sold. We expect to reclassify $6,457 of net gains in AOCI to income during the next 12 months.

Derivative activities

Gains and losses associated with cash flow hedges are summarized below.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Amount of loss recognized in AOCI (effective portion)
Oil swaps	$—	$—	$—	$(1,035)
Income taxes	—	—	—	400

	$—	$—	$—	$(635)

Amount of gain (loss) reclassified from AOCI in income (effective portion)(1)
Oil swaps	$(6,806)	$(8,551)	$(13,561)	$(13,395)
Natural gas swaps	—	345	—	864
Income taxes	2,588	3,174	5,156	4,847

	$(4,218)	$(5,032)	$(8,405)	$(7,684)

Loss on oil swaps recognized in income (ineffective portion)(1)	$—	$—	$—	$(660)

(1)	Included in loss from oil and natural gas hedging activities in the consolidated statements of operations.

Loss from oil and natural gas hedging activities, which is a component of total revenues in the consolidated statements of operations, is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Oil hedges
Reclassification adjustment for hedge losses included in net income	$(6,806)	$(8,551)	$(13,561)	$(13,395)
Loss on ineffective portion of derivatives qualifying for hedge accounting	—	—	—	(660)
Natural gas hedges
Reclassification adjustment for hedge gains included in net income	—	345	—	864

	$(6,806)	$(8,206)	$(13,561)	$(13,191)

Non-hedge derivative gains (losses) in the consolidated statements of operations are comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Change in fair value of commodity price swaps	$55,176	$29,063	$5,008	$52,828
Change in fair value of costless collars	5,934	(12,967)	(671)	(15,163)
Change in fair value of natural gas basis differential contracts	798	5,743	1,939	7,495
Receipts from (payments on) settlement of commodity price swaps	(13,060)	6,346	(16,342)	12,780
Receipts from settlement of costless collars	156	13,725	490	19,466
Payments on settlement of natural gas basis differential contracts	(1,708)	(2,050)	(4,054)	(6,489)

	$47,296	$39,860	$(13,630)	$70,917

Fair value of derivative instruments

All derivative financial instruments are recorded on the balance sheet at fair value. We estimate the fair value of our derivative instruments using a combined income and market valuation methodology. Future cash flows from the derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at the LIBOR swap rate. The fair value of collars is determined using an option pricing model which takes into account market volatility as well as the inputs described above. All derivative instruments are discounted further using a rate that incorporates our nonperformance risk for derivative liabilities, and our counterparties’ nonperformance risk for derivative assets. As of June 30, 2011 and December 31, 2010, the rate reflecting our nonperformance risk was 2.25% and 2.50%, respectively. The weighted-average rate reflecting our counterparties’ nonperformance risk was approximately 0.40% and 2.14% as of June 30, 2011 and December 31, 2010, respectively.

The estimated fair values of derivative instruments are provided below. The carrying amounts of these instruments are equal to the estimated fair values.

	As of June 30, 2011			As of December 31, 2010
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Derivatives not designated as hedging instruments:
Natural gas swaps	$20,695	$(112)	$20,583	$32,538	$(130)	$32,408
Oil swaps	2,497	(43,864)	(41,367)	21	(58,221)	(58,200)
Oil collars	838	—	838	1,509	—	1,509
Natural gas basis differential swaps	—	(3,684)	(3,684)	220	(5,843)	(5,623)

Total derivative instruments	24,030	(47,660)	(23,630)	34,288	(64,194)	(29,906)
Less:
Netting adjustments (1)	23,056	(23,056)	—	32,859	(32,859)	—
Current portion asset (liability)	586	(20,692)	(20,106)	1,429	(28,853)	(27,424)

	$388	$(3,912)	$(3,524)	$—	$(2,482)	$(2,482)

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow us to net settle positive and negative positions with the same counterparties.

Derivative settlements outstanding at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Derivative settlements receivable included in accounts receivable	$159	$3,431
Derivative settlements payable included in accounts payable and accrued liabilities	$8,637	$785

We have no Level 1 assets or liabilities as of June 30, 2011. Our derivative contracts classified as Level 2 are valued using NYMEX forward commodity price curves and quotations provided by price index developers such as Platts. In certain less liquid markets, forward prices are not as readily available. In these circumstances, commodity swaps are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. These contracts are classified as Level 3. Due to unavailability of observable volatility data input, the fair value measurement of all our collars has been categorized as Level 3.

The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of June 30, 2011			As of December 31, 2010
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$23,192	$(47,660)	$(24,468)	$32,779	$(64,194)	$(31,415)
Significant unobservable inputs (Level 3)	838	—	838	1,509	—	1,509
Netting adjustments (1)	(23,056)	23,056	—	(32,859)	32,859	—

	$974	$(24,604)	$(23,630)	$1,429	$(31,335)	$(29,906)

(1)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.

Changes in the fair value of net commodity derivatives classified as Level 3 in the fair value hierarchy at June 30 were:

	For the six months ended June 30,
Net derivative assets	2011	2010
Beginning Balance	$1,509	$26,355
Realized and unrealized gains (losses) included in non-hedge derivative gains (losses)	(181)	4,303
Settlements received	(490)	(19,466)

Ending balance	838	11,192

Gains relating to assets still held at the reporting date included in non-hedge derivative gains (losses) for the period	$64	$1,928

Fair value of other financial instruments

The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value for long-term debt at June 30, 2011 and December 31, 2010 approximates fair value because the rates are comparable to those at which we could currently borrow under similar terms. The carrying value and estimated market value of our Senior Notes at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
8.5% Senior Notes due 2015	$—	$—	$325,000	$332,313
8.875% Senior Notes due 2017	323,218	336,375	323,099	329,875
9.875% Senior Notes due 2020	293,341	324,750	293,135	315,000
8.25% Senior Notes due 2021	400,000	404,760	—	—

	$1,016,559	$1,065,885	$941,234	$977,188

Fair value amounts have been estimated based on quoted market prices. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Note 3: Long-term debt

Long-term debt

Long-term debt at June 30, 2011 and December 31, 2010, consisted of the following:

	June 30, 2011	December 31, 2010
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 3.71% to 9.26%, due January 2017 through December 2028; collateralized by real property	$12,796	$13,024
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.00% to 9.25%, due July 2011 through June 2016; collateralized by automobiles, machinery and equipment	7,049	7,699

	19,845	20,723
Less current maturities	3,607	4,047

	$16,238	$16,676

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

The Fourth Amendment to our senior secured revolving credit facility, effective April 1, 2011, extended the maturity of our senior secured revolving credit facility from April 12, 2014 to April 1, 2016 and reaffirmed the borrowing base at $375,000 through November 1, 2011. It also amended the definition of Consolidated EBITDAX to permit the exclusion of our reasonable and customary fees and expenses related to the refinancing of our 8.5% Senior Notes due 2015 from the calculation of Consolidated EBITDAX.

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

We believe we were in compliance with all covenants under our senior secured revolving credit facility as of June 30, 2011.

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

As of June 30, 2011, we had no balance outstanding under our senior secured revolving credit facility. As of August 12, 2011, we have drawn down $20,000 under our senior secured revolving credit facility.

Senior Notes

On February 22, 2011, we issued $400,000 aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes due 2015, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes. Interest is payable on the 8.25% Senior Notes semi-annually on March 1 and September 1 each year beginning September 1, 2011. On or after September 1, 2016, we may, at our option, redeem the 8.25% Senior Notes at the following redemption prices plus accrued and unpaid interest: 104.125% after September 1, 2016, 102.750% after September 1, 2017, 101.375% after September 1, 2018, and 100% after September 1, 2019. Prior to March 1, 2014, we may redeem up to 35% of the 8.25% Senior Notes with the net proceeds of one or more equity offerings at a redemption price of 108.250%, plus accrued and unpaid interest.

In connection with the issuance of the 8.25% Senior Notes, we capitalized $8,785 of issuance costs related to underwriting and other fees that are amortized to interest expense using the effective interest method. We had unamortized issuance costs of $8,601 as of June 30, 2011 that are included in other assets. Amortization of $184 was charged to interest expense during the six months ended June 30, 2011 related to the issuance costs.

During the first half of 2011, we recorded a $20,576 loss associated with the refinancing of our 8.5% Senior Notes due 2015, including $15,085 in repurchase or redemption-related fees and a $5,491 write off of deferred financing costs.

Senior Notes at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
8.5% Senior Notes due 2015	$—	$325,000
8.875% Senior Notes due 2017	325,000	325,000
9.875% Senior Notes due 2020	300,000	300,000
8.25% Senior Notes due 2021	400,000	—
Discount on Senior Notes due 2017	(1,782)	(1,901)
Discount on Senior Notes due 2020	(6,659)	(6,865)

	$1,016,559	$941,234

The indentures governing our Senior Notes contain certain covenants which limit our ability to:

•	incur or guarantee additional debt and issue certain types of preferred stock;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt;

•	make investments;

•	create liens on assets;

•	create restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us;

•	transfer or sell assets;

•	engage in transactions with affiliates;

•	consolidate, merge or transfer all or substantially all assets and the assets of subsidiaries; and

•	enter into other lines of business.

Chaparral Energy, Inc. is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Our obligations under our outstanding Senior Notes have been fully and unconditionally guaranteed, on a joint and several basis, by all of our wholly owned subsidiaries except for Oklahoma Ethanol, LLC and Chaparral Biofuels, LLC.

Note 4: Asset retirement obligations

Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the first six months of 2011 were escalated using an annual inflation rate of 2.95%, and discounted using our credit-adjusted risk-free interest rate of 8.3%.These estimates may change based upon future inflation rates and changes in statutory remediation rules.

The following table provides a summary of our asset retirement obligation activity during the six months ended June 30, 2011.

Six months ended June 30, 2011
Beginning balance	$41,695
Liabilities incurred in current period	242
Liabilities settled in current period	(550)
Accretion expense	1,769

43,156
Less current portion	690

$42,466

See Note 1 for additional information regarding our accounting policies for fair value measurements.

Note 5: Stockholders’ equity

Common stock

The following is a summary of the changes in our common shares outstanding during the first half of 2011:

	Common Stock
	Class A	Class B	Class C	Class D	Class E	Class F	Class G	Total
Shares issued at January 1, 2011	51,346	357,882	209,882	279,999	504,276	1	3	1,403,389
Restricted stock issuances	16,494	—	—	—	—	—	—	16,494
Restricted stock forfeitures	(1,136)	—	—	—	—	—	—	(1,136)

Shares issued at June 30, 2011	66,704	357,882	209,882	279,999	504,276	1	3	1,418,747

Comprehensive income

Components of comprehensive income, net of related tax, are as follows for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$47,394	$24,878	$7,130	$50,342
Unrealized loss on hedges	—	—	—	(635)
Reclassification adjustment for hedge losses included in net income	4,218	5,032	8,405	7,684

Comprehensive income	$51,612	$29,910	$15,535	$57,391

Note 6: Stock-based compensation

Phantom Stock Plan

Effective January 1, 2004, we implemented a Phantom Unit Plan, which was revised on December 31, 2008 as the Second Amended and Restated Phantom Stock Plan (the “Plan”), to provide deferred compensation to certain key employees (the “Participants”). Phantom stock may be awarded to Participants in total up to 2% of the fair market value of the Company. No Participant may be granted, in the aggregate, more than 5% of the maximum number of phantom shares available for award. Under the Plan, awards vest on the fifth anniversary of the award date, but may also vest on a pro-rata basis following a Participant’s termination of employment with us due to death, disability, retirement or termination by us without cause. Also, phantom stock will vest if a change of control event occurs. Upon vesting, Participants are entitled to redeem their phantom stock for cash within 120 days of the vesting date. A summary of our phantom stock activity during the first half of 2011 is presented in the following table:

	Weighted average grant date fair value	Phantom shares	Vest date fair value	Weighted average amortization period remaining
	($ per share)			(years)
Unvested and outstanding at January 1, 2011	$16.04	126,859		2.09
Granted	$17.85	29,297
Vested	$17.93	(15,651)	$279
Forfeited	$17.57	(11,547)

Unvested and outstanding at June 30, 2011	$16.09	128,958		1.66

Payments of $276 and $1,357 for phantom shares were made during the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there were 196 vested units outstanding with a weighted average fair value of $17.85 per share, and an aggregate intrinsic value of $3, which is included in accrued payroll and benefits payable. Based on an estimated fair value of $21.43 per phantom share as of June 30, 2011, the aggregate intrinsic value of the unvested phantom shares outstanding was $2,764, which includes approximately $1,339 of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.66 years. As of June 30, 2011 and December 31, 2010, accrued payroll and benefits payable included $597 and $321, respectively, for deferred compensation costs vesting within the next twelve months.

2010 Equity Incentive Plan

We adopted the Chaparral Energy, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) on April 12, 2010. The 2010 Plan reserves a total of 86,301 shares of our class A common stock for awards issued under the 2010 Plan. All of our or our affiliates’ employees, officers, directors, and consultants, as defined in the 2010 Plan, are eligible to participate in the 2010 Plan.

These awards consist of shares that are subject to service vesting conditions (the “Time Vesting” awards) and shares that are subject to market and performance vesting conditions (the “Performance Vesting” awards). The Time Vesting awards vest in equal annual installments over the five year vesting period but may also vest on an accelerated basis in the event of a Transaction (as defined in the 2010 Plan). The Performance Vesting awards vest in the event of a Transaction that achieves certain market targets as defined in the 2010 Plan.

Effective June 28, 2011, our board of directors modified the terms of the Time Vesting awards to allow all participants in the 2010 Plan to elect, upon vesting of their Time Vesting awards, to have us withhold shares having a fair market value greater than the minimum statutory withholding amounts for income and payroll taxes that would be due with respect to such vested shares. This modification changed the classification of the Time Vesting awards from equity to liability awards and resulted in a reclassification from additional paid-in capital to accrued payroll and benefits payable of $1,945 and deferred compensation of $695. These awards will be re-measured to fair value at the end of each reporting period. Because the modification did not affect the fair value of the awards or the number of awards expected to vest, no incremental compensation cost was recorded as a result of the modification.

A summary of our Time Vesting restricted stock activity during the first half of 2011 is presented in the following table:

	Time Vesting
	Weighted average grant date fair value	Restricted shares	Vest date fair value
	($ per share)
Unvested and outstanding at January 1, 2011	$684.15	10,049
Granted	682.84	3,743
Vested	684.15	(1,893)	$1,273
Forfeited	684.15	(288)

Unvested and total outstanding at June 30, 2011	$683.73	11,611

A summary of our Performance Vesting restricted stock activity during the first half of 2011 is presented in the following table:

	Performance Vesting
	Weighted average grant date fair value	Restricted shares
	($ per share)
Unvested and outstanding at January 1, 2011	$295.10	41,297
Granted	307.00	12,751
Vested	—	—
Forfeited	295.10	(848)

Unvested and total outstanding at June 30, 2011	$297.95	53,200

We expect to repurchase approximately 1,000 of the vested restricted shares during the next twelve months.

Unrecognized compensation cost of approximately $18,760 associated with our non-vested restricted stock awards is expected to be recognized over a weighted-average period of 4.0 years.

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

	Three months ending		Six months ending
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Stock-based compensation cost	$1,362	$1,059	$3,037	$1,312
Less: stock-based compensation cost capitalized	(555)	(358)	(1,164)	(445)

Stock-based compensation expense	$807	$701	$1,873	$867

Note 7: Related party transactions

CHK Holdings L.L.C., an indirect wholly owned subsidiary of Chesapeake Energy Corporation (“Chesapeake”), owns approximately 20% of our outstanding common stock. We participate in ownership of properties operated by Chesapeake, and we received revenues and incurred joint interest billings on these properties as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues	$1,185	$1,578	$2,462	$2,929
Joint interest billings	$(278)	$(1,783)	$(536)	$(4,373)

In addition, Chesapeake participates in ownership of properties operated by us, and we paid revenues and recorded joint interest billings to Chesapeake on these properties as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues	$(958)	$(489)	$(1,419)	$(893)
Joint interest billings	$1,293	$273	$3,059	$457

Amounts receivable from and payable to Chesapeake at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Amounts receivable from Chesapeake	$835	$718
Amounts payable to Chesapeake	$137	$120

Note 8: Commitments and contingencies

Standby letters of credit (“Letters”) available under our revolving credit line are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had various Letters outstanding totaling $920 as of June 30, 2011 and December 31, 2010. Interest on each Letter accrues at the lender’s prime rate for all amounts paid by the lenders under the Letters. No amounts were paid by the lenders under the Letters, therefore we paid no interest on the Letters during the six months ended June 30, 2011 or 2010.

Naylor Farms, Inc. v. Chaparral Energy, L.L.C.

On June 7, 2011, Naylor Farms, Inc. (the “Plaintiff”), filed a complaint against us, alleging claims on behalf of itself and non-governmental royalty interest owners in oil and gas wells we operate in Oklahoma. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging damages in excess of $5,000. The Plaintiff also requests allowable interest, punitive damages, cancellation of leases, other equitable relief, and an award of attorney fees and costs. We have denied the allegations and are aggressively defending the case. The case is in the initial stages of discovery and has not yet been set for trial. As such, we are not yet able to estimate what impact, if any, the action will have on our financial condition, results of operations, or cash flows.

In our opinion, there are no other material pending legal proceedings to which we are a party or of which any of our property is the subject. However, due to the nature of our business, certain legal or administrative proceedings may arise from time to time in the ordinary course of business. While the outcome of these legal matters cannot be predicted with certainty, we do not expect them to have a material adverse effect on our financial condition, results of operations or cash flows.

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

During the second quarter of 2011, quarterly production was 2,199 MBoe, a 7% increase from production levels in the second quarter of 2010, primarily due to our recent drilling activity. This increase in production, combined with a 41% increase in our average sales price before hedging, resulted in a 51% increase in revenue from oil and natural gas sales in the second quarter of 2011 compared to the same period in 2010, partially offset by a corresponding increase in operating costs of 32% for the same period. As a result of these and other factors, we reported net income of $47.4 million during the second quarter of 2011 compared to net income of $24.9 million for the comparable period in 2010.

The following are material events that have impacted our liquidity or results of operations, and/or are expected to impact these items in future periods:

•

8.25% Senior Notes due 2021. On February 22, 2011, we issued $400.0 million aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes due 2015, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with the issuance of the 8.25% Senior Notes and the repurchase or redemption of our 8.5% Senior Notes due 2015, we capitalized approximately $8.8 million of issuance costs related to underwriting and other fees and we expensed approximately $20.6 million of refinancing costs, including a $5.5 million non-cash write off of deferred financing costs.

•

Capital expenditure budget. We have expanded our 2011 oil and natural gas property capital expenditures budget, reflecting an increased amount of cash available from higher oil prices as well as expected proceeds from asset sales, primarily our previously announced Rocky Mountain divestiture. Our expanded 2011 capital budget allocates $227.0 million to conventional oil and natural gas exploration and production activities. The remaining $93.0 million, or 29%, of the capital budget is allocated to the development of our EOR assets, and represents a substantial increase in capital being directed toward development of our EOR assets as compared to prior years. The increased focus on EOR reduces near term growth opportunities but enhances longer term growth and is consistent with our strategy of driving near term growth with developmental drilling and long term growth through EOR development.

Liquidity and capital resources

Historically, our primary sources of liquidity have been cash generated from our operations, debt, and private equity sales. As of June 30, 2011, we had cash and cash equivalents of $54.2 million and availability of $374.1 million under our senior secured revolving credit facility with a borrowing base of $375.0 million. We believe that we will have sufficient funds available through our cash from operations and borrowing capacity under our revolving line of credit to meet our normal recurring operating needs, debt service obligations, capital requirements and contingencies for the next 12 months.

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

Sources and uses of cash.

Our net decrease in cash is summarized as follows:

	Six months ended June 30,
(dollars in thousands)	2011	2010
Cash flows provided by operating activities	$152,130	$76,379
Cash flows used in investing activities	(200,369)	(97,586)
Cash flows provided by (used in) financing activities	47,360	(36,211)

Net decrease in cash during the period	$(879)	$(57,418)

Substantially all of our cash flow from operating activities is from the production and sale of oil and natural gas, reduced or increased by associated hedging activities. Cash flows from operating activities increased by 99% from 2010 to 2011, primarily due to a 28% increase in the average price received and a 9% increase in production.

We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. For the six months ended June 30, 2011 and 2010, cash flows provided by operating activities were approximately 84% and 62%, respectively, of cash used for the purchase of property and equipment and oil and natural gas properties.

Our capital expenditures for oil and gas properties are detailed below:

	Six months ended June 30, 2011
(dollars in thousands)	Acquisitions	Drilling	Enhancements	Total	Percent of total	Budgeted 2011 capital expenditures	Percent of total
Enhanced Oil Recovery Project Areas (1)	$902	$15,384	$26,217	$42,503	24%	$93,000	29%
Anadarko Basin Area	4,206	55,710	2,134	62,050	35%	100,000	31%
Central Oklahoma Area	1,327	18,711	5,454	25,492	15%	57,000	18%
Permian Basin Area	525	13,340	3,201	17,066	10%	39,000	12%
Other	779	21,325	6,351	28,455	16%	31,000	10%

Total	$7,739	$124,470	$43,357	$175,566	100%	$320,000	100%

(1)

Drilling includes $0.2 million of additions relating to conventional assets located in our EOR Project Areas and $2.4 million for CO2 support facilities and pipelines. Enhancements includes $1.0 million of additions relating to conventional assets located in our EOR Project Areas and $2.9 million for CO2 support facilities and pipelines.

In addition to the capital expenditures for oil and natural gas properties, we spent approximately $5.4 million for property and equipment during the first six months of 2011.

During the first half of 2011, we made net derivative settlement payments totaling $19.9 million. During the first half of 2010, we received net non-hedge derivative settlement payments totaling $25.8 million, including proceeds from early monetization of $7.1 million. Primarily as a result of our capital investments and derivative settlements, cash flows used in investing activities were $200.4 million and $97.6 million during the six months ended June 30, 2011 and 2010, respectively.

Cash flows provided by financing activities were $47.4 million during the first half of 2011. On February 22, 2011, we issued $400.0 million aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes due 2015, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with the issuance of the 8.25% Senior Notes and the repurchase or redemption of our 8.5% Senior Notes due 2015, we paid approximately $8.8 million of issuance costs related to underwriting and other fees and approximately $15.1 million of repurchase and redemption-related costs.

Cash flows used in financing activities were $36.2 million during the first half of 2010. On April 12, 2010, we sold an aggregate of 475,043 shares of our common stock to CCMP for proceeds of $313.2 million, net of fees and other expenses of $11.8 million, and we entered into and closed an Eighth Restated Credit Agreement. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under the Eighth Restated Credit Agreement, to repay the amounts owing under our Seventh Restated Credit Agreement.

Credit Agreements

In April 2010, we entered into our senior secured revolving credit facility, which is collateralized by our oil and natural gas properties, and, following a recent amendment, matures on April 1, 2016. Availability under our senior secured revolving credit facility is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. Effective April 1, 2011, the borrowing base was reaffirmed at $375.0 million, and our next borrowing base redetermination is scheduled for November 1, 2011.

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

Our senior secured revolving credit facility requires us to maintain a current ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our senior secured revolving credit facility, we consider the current ratio calculated under our senior secured revolving credit facility to be a useful measure of our liquidity because it includes the funds available to us under our senior secured revolving credit facility and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At June 30, 2011 and December 31, 2010, our current ratio as computed using GAAP was 0.76 and 0.87, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 3.35 and 3.78, respectively. The following table reconciles our current assets and current liabilities using GAAP to the same items for purposes of calculating the current ratio for our loan compliance:

(dollars in thousands)	June 30, 2011	December 31, 2010
Current assets per GAAP	$135,403	$142,348
Plus—Availability under senior secured revolving credit facility	374,080	374,080
Less—Short-term derivative instruments	(586)	(1,429)
Less—Deferred tax asset on derivative instruments and asset retirement obligations	—	(9,655)

Current assets as adjusted	$508,897	$505,344

Current liabilities per GAAP	$178,087	$163,347
Less—Short term derivative instruments	(20,692)	(28,853)
Less— Short-term asset retirement obligation	(690)	(690)
Less— Deferred tax liability on derivative instruments and asset retirement obligations	(4,767)	—

Current liabilities as adjusted	$151,938	$133,804

Current ratio for loan compliance	3.35	3.78

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

Senior Notes

On February 22, 2011, we issued $400.0 million aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes due 2015, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with the issuance of the 8.25% Senior Notes and the repurchase or redemption of our 8.5% Senior Notes, we capitalized approximately $8.8 million of issuance costs related to underwriting and other fees and we expensed approximately $20.6 million of refinancing costs, including a $5.5 million non-cash write off of deferred financing costs.

The Senior Notes, which include our 8.875% Senior Notes, our 9.875% Senior Notes, and our 8.25% Senior Notes, are our senior unsecured obligations, rank equally in right of payment with all our existing and future senior debt, and rank senior to all of our existing and future subordinated debt. The payment of the principal, interest and premium on the Senior Notes is fully and unconditionally guaranteed on a senior unsecured basis by our material existing and future domestic restricted subsidiaries, as defined in the indenture.

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

Results of operations

Revenues and production.

The following table presents information about our oil and natural gas sales before the effects of commodity derivative settlements:

	Three months ended June 30,		Percentage change	Six months ended June 30,		Percentage change
	2011	2010		2011	2010
Oil and natural gas sales (dollars in thousands)
Oil	$120,123	$71,373	68.3%	$225,876	$142,813	58.2%
Natural gas	26,359	25,412	3.7%	48,205	54,347	(11.3)%

Total	$146,482	$96,785	51.3%	$274,081	$197,160	39.0%

Production
Oil (MBbls)	1,252	979	27.9%	2,456	1,953	25.8%
Natural gas (MMcf)	5,682	6,420	(11.5)%	10,830	11,784	(8.1)%

MBoe	2,199	2,049	7.3%	4,261	3,917	8.8%
Average sales prices (excluding derivative settlements)
Oil per Bbl	$95.94	$72.90	31.6%	$91.97	$73.12	25.8%
Gas per Mcf	$4.64	$3.96	17.2%	$4.45	$4.61	(3.5)%

Boe	$66.61	$47.24	41.0%	$64.32	$50.33	27.8%

Oil and natural gas revenues increased $49.7 million, or 51%, during the second quarter of 2011 compared to the second quarter of 2010 due to a 41% increase in the average price per Boe combined with a 7% increase in sales volumes. Oil production for the second quarter of 2011 increased compared to the second quarter of 2010 primarily due to our recent drilling activity. Gas production for the second quarter of 2011 decreased compared to the second quarter of 2010 primarily due to the decline in production in the Haley area of our Permian Basin Area, which accounted for approximately 5% and 10% of total production during the second quarter of 2011 and 2010, respectively.

Oil and natural gas revenues increased $76.9 million, or 39%, during the first half of 2011 compared to the first half of 2010 due to a 28% increase in the average price per Boe combined with a 9% increase in sales volumes. Oil production for the first half of 2011 increased compared to the first half of 2010 primarily due to our recent drilling activity. Gas production for the first half of 2011 decreased compared to the first half of 2010 primarily due to the decline in production in the Haley area of our Permian Basin Area, which accounted for approximately 5% and 9% of total production during the first half of 2011 and 2010, respectively.

The relative impact of changes in commodity prices and sales volumes on our oil and natural gas sales before the effects of hedging is shown in the following table:

	Three months ended June 30, 2011 vs. 2010		Six months ended June 30, 2011 vs. 2010
(dollars in thousands)	Sales change	Percentage change in sales	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$28,847	40.4%	$46,281	32.4%
Production	19,903	27.9%	36,782	25.8%

Total change in oil sales	$48,750	68.3%	$83,063	58.2%

Change in natural gas sales due to:
Prices	$3,868	15.2%	$(1,742)	(3.2)%
Production	(2,921)	(11.5)%	(4,400)	(8.1)%

Total change in natural gas sales	$947	3.7%	$(6,142)	(11.3)%

Production volumes by area were as follows (MBoe):

	Three months ended June 30,		Percentage change	Six months ended June 30,		Percentage change
	2011	2010		2011	2010
Enhanced Oil Recovery Project Areas	282	269	4.8%	557	529	5.3%
Anadarko Basin Area	807	652	23.8%	1,490	1,232	20.9%
Central Oklahoma Area	486	483	0.6%	954	952	0.2%
Permian Basin Area	319	387	(17.6)%	662	726	(8.8)%
Other	305	258	18.2%	598	478	25.1%

Total	2,199	2,049	7.3%	4,261	3,917	8.8%

The increase in production in the Anadarko Basin Area is primarily due to our drilling activity in the Area. Five of our Anadarko Basin Area wells, which came online during the fourth quarter of 2010 and the first quarter of 2011, accounted for approximately 7% of our total production during the three and six months ended June 30, 2011.

The decrease in production in the Permian Basin Area is primarily due the natural decline in production from wells in the Haley area, which accounted for approximately 5% and 10% of total production during the second quarter of 2011 and 2010, respectively, and for approximately 5% and 9% of total production during the first half of 2011 and 2010, respectively. Due to prevailing low natural gas prices, we have reduced our capital expenditures for gas projects during 2011.

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

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements, excluding early derivative monetizations, on realized prices:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Oil (per Bbl):
Before derivative settlements	$95.94	$72.90	$91.97	$73.12
After derivative settlements	$79.49	$71.50	$77.64	$69.89
Post-settlement to pre-settlement price	82.9%	98.1%	84.4%	95.6%

Natural gas (per Mcf):
Before derivative settlements	$4.64	$3.96	$4.45	$4.61
After derivative settlements	$5.69	$5.87	$5.86	$6.26
Post-settlement to pre-settlement price	122.6%	148.2%	131.7%	135.8%

The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

(dollars in thousands)	June 30, 2011	December 31, 2010
Derivative assets (liabilities):
Natural gas swaps	$20,583	$32,408
Oil swaps	(41,367)	(58,200)
Oil collars	838	1,509
Natural gas basis differential swaps	(3,684)	(5,623)

Net derivative liability	$(23,630)	$(29,906)

Effective April 1, 2010, we elected to de-designate all of our commodity derivative contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively. As a result, all gains and losses from changes in the fair value of our derivative contracts subsequent to March 31, 2010 are recognized immediately in non-hedge derivative gains (losses) in the consolidated statement of operations. As of June 30, 2011, accumulated other comprehensive income (“AOCI”) consists of deferred net gains of $70.0 million ($43.4 million net of tax) related to discontinued cash flow hedges that will be recognized as gains (losses) from oil and natural gas hedging activities through December 2013 as the hedged production is sold.

The effects of derivative activities on our results of operations and cash flows for the second quarters of 2011 and 2010 were as follows:

	Three months ended June 30,
	2011		2010
(dollars in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)
Loss from oil and natural gas hedging activities:
Oil swaps	$(6,806)	$—	$(8,551)	$—
Natural gas swaps	—	—	345	—

Loss from oil and natural gas hedging activities	$(6,806)	$—	$(8,206)	$—

Non-hedge derivative gains (losses):
Oil swaps and collars	$61,856	$(20,596)	$34,779	$(1,374)
Natural gas swaps and collars	(746)	7,692	(18,876)	14,348
Natural gas basis differential contracts	798	(1,708)	5,743	(2,050)
Derivative monetizations	—	—	193	7,097

Non-hedge derivative gains (losses)	$61,908	$(14,612)	$21,839	$18,021

Total gains (losses) from derivative activities	$55,102	$(14,612)	$13,633	$18,021

Due primarily to a decrease in average NYMEX forward strip oil prices as of June 30, 2011 and 2010 compared to March 31, 2011 and 2010, respectively, partially offset by high oil prices prevalent during the periods, we recorded a gain on oil derivatives of $34.5 million and $24.9 million during the second quarters of 2011 and 2010, respectively. This includes losses of $6.8 million and $8.6 reclassified into earnings during the second quarters of 2011 and 2010, respectively, which were associated with derivatives for which hedge accounting was previously discontinued.

During the second quarter of 2011, we recorded a gain on gas derivatives of $6.9 million, due primarily to low natural gas prices prevalent during the period. Due primarily to higher average NYMEX forward strip gas prices as of June 30, 2010 compared to March 31, 2010, partially offset by low natural gas prices prevalent during the period, we recognized a non-hedge loss on gas derivatives of $4.5 million during the second quarter of 2010. In addition, we reclassified into earnings gains of $0.3 million which were associated with derivatives for which hedge accounting was previously discontinued.

During the second quarter of 2011, the loss on natural gas basis differential contracts was $0.9 million, due primarily to low basis differentials prevalent during the period, partially offset by lower average contractual prices as of June 30, 2011 compared to March 31, 2011. Due primarily to lower average contractual prices and higher differentials indicated by the forward commodity price curves as of June 30, 2010 compared to March 31, 2010, partially offset by low basis differentials prevalent during the period, we recognized gains of $3.7 million for the second quarter of 2011.

During the second quarter of 2010, we unwound and monetized oil swaps and collars and natural gas collars with original settlement dates from April 2010 through December 2012 for net proceeds of $7.1 million, and we recognized a gain of $7.3 million associated with these transactions.

Primarily as a result of the above transactions, we recognized total gains on derivative activities of $40.5 and $31.7 million for the three months ended June 30, 2011 and 2010, respectively.

The effects of derivative activities on our results of operations and cash flows for the first half of 2011 and 2010 were as follows:

	Six months ended June 30,
	2011		2010
(dollars in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)
Loss from oil and natural gas hedging activities:
Oil swaps	$(13,561)	$—	$(8,551)	$(5,504)
Natural gas swaps	—	—	864	—

Loss from oil and natural gas hedging activities	$(13,561)	$—	$(7,687)	$(5,504)

Non-hedge derivative gains (losses):
Oil swaps and collars	$16,163	$(35,182)	$33,042	$(815)
Natural gas swaps and collars	(11,826)	19,330	4,430	25,964
Natural gas basis differential contracts	1,939	(4,054)	7,495	(6,489)
Derivative monetizations	—	—	193	7,097

Non-hedge derivative gains (losses)	$6,276	$(19,906)	$45,160	$25,757

Total gains (losses) from derivative activities	$(7,285)	$(19,906)	$37,473	$20,253

During the first half of 2011, we recorded a loss of $32.6 million on oil derivatives, primarily due to high oil prices prevalent during the period, partially offset by higher average contractual prices as of June 30, 2011 compared to December 31, 2010. This includes losses of $13.6 million reclassified into earnings during the first half of 2011 that were associated with derivatives for which hedge accounting was previously discontinued. Due primarily to a decrease in average NYMEX forward strip oil prices as of June 30, 2010 compared to December 31, 2009, we recognized a non-hedge gain on oil derivatives of $32.2 million during the first half of 2010. In addition, we reclassified into earnings an $8.6 million loss associated with oil derivatives for which hedge accounting has been discontinued, and we made payments on oil hedges of $5.5 million during the first six months of 2010.

During the first half of 2011, we recorded a gain on gas derivatives of $7.5 million, due primarily to low natural gas prices prevalent during the period, partially offset by lower average contractual prices and higher average NYMEX forward strip gas prices as of June 30, 2011 compared to December 30, 2010. Due primarily to high natural gas prices prevalent during the period, we recognized a non-hedge gain on gas derivatives of $30.4 million during the first half of 2010. In addition, we reclassified into earnings gains of $0.9 million which were associated with derivatives for which hedge accounting was previously discontinued.

During the first half of 2011, the loss on natural gas basis differential contracts was $2.1 million, due primarily to low basis differentials prevalent during the period, partially offset by lower average contractual prices as of June 30, 2011 compared to December 31, 2010. Due primarily to lower average contractual prices and higher differentials indicated by the forward commodity price curves as of June 30, 2010 compared to December 31, 2009, partially offset by low basis differentials prevalent during the period, we recognized a gain of $1.0 million for the first half of 2010.

During the first half of 2010, we unwound and monetized oil swaps and collars and natural gas collars with original settlement dates from April 2010 through December 2012 for net proceeds of $7.1 million, and we recognized a gain of $7.3 million associated with these transactions.

Primarily as a result of the above transactions, we recognized total losses on derivative activities of $27.2 million for the first half of 2011 and gains of $57.7 million for the first half of 2010.

Lease operating expenses

	Three months ended June 30,		Percentage change	Six months ended June 30,		Percentage change
	2011	2010		2011	2010
Lease operating expenses (in thousands)	$31,748	$27,256	16.5%	$59,304	$51,675	14.8%

Lease operating expenses per Boe	$14.44	$13.30	8.6%	$13.92	$13.19	5.5%

Lease operating costs are sensitive to changes in demand for field equipment, services, and qualified operational personnel, which is driven by demand for oil and natural gas. However, the timing of changes in operating costs may lag behind changes in commodity prices.

Our lease operating expenses increased by $4.5 million, or $1.14 per Boe, during the second quarter of 2011 compared to the second quarter of 2010, and $7.6 million, or $0.73 per Boe, during the first half of 2011 compared to the first half of 2010, primarily due to our increased activity combined with the upward pressure on operating and service costs associated with higher oil prices.

Production taxes (which include ad valorem taxes)

	Three months ended June 30,		Percentage change	Six months ended June 30,		Percentage change
	2011	2010		2011	2010
Production taxes (in thousands)	$9,456	$6,190	52.8%	$18,080	$13,180	37.2%

Production taxes per Boe	$4.30	$3.02	42.4%	$4.24	$3.36	26.2%

Production taxes generally change in proportion to oil and natural gas sales. The increase in production taxes during the second quarter of 2011 compared to the second quarter of 2010 was primarily due to the 41% increase in average realized prices combined with the 7% increase in sales volumes. The increase in production taxes during the first half of 2011 compared to the first half of 2010 was primarily due to the 28% increase in average realized prices combined with the 9% increase in sales volumes.

Depreciation, depletion and amortization (“DD&A”)

	Three months ended June 30,		Percentage change	Six months ended June 30		Percentage change
	2011	2010		2011	2010
DD&A (in thousands):
Oil and natural gas properties	$33,398	$21,956	52.1%	$63,933	$43,449	47.1%
Property and equipment	2,584	2,306	12.1%	5,152	4,546	13.3%
Accretion of asset retirement obligation	895	805	11.2%	1,769	1,593	11.0%

Total DD&A	$36,877	$25,067	47.1%	$70,854	$49,588	42.9%

DD&A per Boe:
Oil and natural gas properties	$15.19	$10.72	41.7%	$15.00	$11.09	35.3%
Other fixed assets	1.58	1.51	4.6%	1.63	1.57	3.8%

Total DD&A per Boe	$16.77	$12.23	37.1%	$16.63	$12.66	31.4%

We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and costs, and thus our DD&A rate could change significantly in the future. DD&A on oil and natural gas properties increased $11.4 million in the second quarter of 2011 compared to the second quarter of 2010, of which $9.8 million was due to a higher rate per equivalent unit of production and $1.6 million was due to the increase in production. Our DD&A rate per equivalent unit of production increased $4.47 to $15.19 per Boe primarily due to higher estimated future development costs for proved undeveloped reserves and higher cost reserve additions.

DD&A on oil and natural gas properties increased $20.5 million in the first half of 2011 compared to the first half of 2010, of which $16.7 million was due to a higher rate per equivalent unit of production and $3.8 million was due to the increase in production. Our DD&A rate per equivalent unit of production increased $3.91 to $15.00 per Boe primarily due to higher estimated future development costs for proved undeveloped reserves and higher cost reserve additions.

General and administrative expenses (“G&A”)

	Three months ended June 30		Percentage change	Six months ended June 30		Percentage change
(dollars in thousands, excluding per Boe amounts)	2011	2010		2011	2010
Gross G&A expenses	$13,805	$11,543	19.6%	$26,227	$21,179	23.8%
Capitalized exploration and development costs	(4,238)	(3,672)	15.4%	(8,652)	(6,868)	26.0%

Net G&A expenses	$9,567	$7,871	21.5%	$17,575	$14,311	22.8%

Average G&A cost per Boe	$4.35	$3.84	13.3%	$4.12	$3.65	12.9%

G&A expenses for the three and six months ended June 30, 2011 increased by $0.51 per Boe and $0.47 per Boe, respectively, compared to the three and six months ended June 30, 2010, primarily due to higher compensation costs caused by our heightened level of activity. G&A expenses for the three and six months ended June 30, 2011 include stock-based compensation expenses of $0.8 million and $1.8 million, respectively, of which $0.8 million and $1.6 million, respectively, are associated with grants of restricted stock under our 2010 Equity Incentive Plan that was adopted on April 12, 2010. G&A expenses for the three and six months ended June 30, 2010 include stock-based compensation expenses of $0.7 million and $0.8 million, respectively, of which $0.7 million are associated with initial grants of restricted stock under our 2010 Equity Incentive Plan.

Other income and expenses

Interest expense

The following table presents interest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Revolver interest	$—	$2,118	$—	$8,773
8.5% Senior Notes due 2015	—	7,120	4,588	14,235
8.875% Senior Notes due 2017	7,436	7,416	14,867	14,827
9.875% Senior Notes due 2020	7,613	—	14,968	—
8.25% Senior Notes due 2021	8,381	—	11,826	—
Bank fees and other interest	1,370	1,249	2,877	3,008
Capitalized interest	(579)	(369)	(1,195)	(757)

Total interest expense	$24,221	$17,534	$47,931	$40,086

Average long-term borrowings	$1,036,742	$840,585	$1,024,375	$1,008,435

Total interest expense increased by $6.7 million during the second quarter of 2011 compared to the second quarter of 2010 primarily due to increased levels of borrowing combined with higher average interest rates. Total interest expense increased by $7.8 million during the first half of 2011 compared to the first half of 2010 primarily due to higher average interest rates.

Loss on extinguishment of debt. On February 22, 2011, we issued $400.0 million aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes due 2015, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes. During the three and six months ended June 30, 2011, we recorded a loss associated with the refinancing of our 8.5% Senior Notes of $0 and $20.6 million, respectively.

On April 12, 2010, we entered into and closed an Eighth Restated Credit Agreement. We used the proceeds available under the Eighth Restated Credit Agreement to repay the amounts owing under our Seventh Restated Credit Agreement. During the three and six months ended June 30, 2010, we recorded a loss of $2.2 million related to the write off of prepaid bank fees associated with our Seventh Restated Credit Agreement.

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

The following table provides a reconciliation of our net income to adjusted EBITDA for the specified periods:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Net income	$47,394	$24,878	$7,130	$50,342
Interest expense	24,221	17,534	47,931	40,086
Income tax expense	28,010	16,340	5,851	32,409
Depreciation, depletion, and amortization	36,877	25,067	70,854	49,588
Unrealized loss on ineffective portion of hedges and reclassification adjustments	6,806	8,206	13,561	7,687
Non-cash change in fair value of non-hedge derivative instruments	(61,908)	(31,257)	(6,276)	(54,578)
Proceeds from monetization of derivatives with a scheduled maturity date more than 12 months from the monetization date included in EBITDA	—	9,418	—	9,418
Interest income	(17)	(20)	(82)	(112)
Deferred compensation expense	807	701	1,873	867
Gain on disposed assets	(54)	(32)	(49)	(74)
Loss on extinguishment of debt	—	2,241	20,576	2,241

Adjusted EBITDA	$82,136	$73,076	$161,369	$137,874

Critical accounting policies

For a discussion of our critical accounting policies, which remain unchanged, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

Also see the footnote disclosures included in Part 1, Item 1 of this report.

Recent accounting pronouncements

See recently adopted and issued accounting standards in Part I, Item 1. Financial Statements, Note 1: Nature of operations and summary of significant accounting policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oil and natural gas prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our senior secured revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our production for the first half of 2011, our gross revenues from oil and gas sales would change approximately $1.1 million for each $0.10 change in natural gas prices and $2.5 million for each $1.00 change in oil prices.

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

Collars contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, we receive the fixed price and pay the market price. If the market price is between the call and the put strike price, no payments are due from either party. A three-way collar contract consists of a standard collar contract plus a put option contract sold by us with a price below the floor price of the collar. This additional put option requires us to make a payment to the counterparty if the market price is below the additional put option price. If the market price is greater than the additional put option price, the result is the same as it would have been with a standard collar contract only. By combining the collar contract with the additional put option, we are entitled to a net payment equal to the difference between the floor price of the standard collar and the additional put option price if the market price falls below the additional put option price. This strategy enables us to increase the floor and the ceiling price of the collar beyond the range of a traditional costless collar while defraying the associated cost with the sale of the additional put option.

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

Our outstanding oil and natural gas derivative instruments as of June 30, 2011, are summarized below:

	Oil derivatives
	Swaps		Collars		Three-way collars
						Weighted average fixed price per Bbl
	Volume MBbls	Weighted average fixed price per Bbl	Volume MBbls	Weighted average range (fixed price per Bbl)	Volume MBbls	Additional put option	Floor	Ceiling	Percent of PDP production (1)
3Q 2011	829	$78.28	21	$110.00 - $153.00	—	$—	$—	$—	79.2%
4Q 2011	777	76.83	21	$110.00 - $153.00	—	—	—	—	79.8%
1Q 2012	536	94.81	—	—	210	67.14	90.00	110.26	79.0%
2Q 2012	504	94.17	—	—	210	67.14	90.00	110.26	79.1%
3Q 2012	480	93.75	—	—	210	67.14	90.00	110.26	79.2%
4Q 2012	463	93.50	—	—	210	67.14	90.00	110.26	79.6%
1Q 2013	135	102.97	—	—	270	73.33	97.22	126.00	49.2%
2Q 2013	135	102.52	—	—	270	73.33	97.22	126.00	50.4%
3Q 2013	135	102.24	—	—	270	73.33	97.22	126.00	54.3%
4Q 2013	135	102.05	—	—	270	73.33	97.22	126.00	55.7%

	4,129		42		1,920

	Natural gas swaps			Natural gas basis protection swaps
	Volume BBtu	Weighted average fixed price per Btu	Percent of PDP production(1)	Volume BBtu	Weighted average fixed price per Btu
3Q 2011	4,960	$6.07	77.0%	3,720	$0.64
4Q 2011	4,620	6.51	79.8%	3,610	0.65
1Q 2012	3,000	5.11	56.0%	2,100	0.30
2Q 2012	3,000	4.94	59.4%	2,100	0.30
3Q 2012	3,000	5.01	62.3%	2,100	0.30
4Q 2012	3,000	5.19	65.0%	2,100	0.30
1Q 2013	1,800	5.34	40.5%	—	—
2Q 2013	1,800	5.07	42.1%	—	—
3Q 2013	1,800	5.16	45.4%	—	—
4Q 2013	1,800	5.40	46.9%	—	—

	28,780			15,730

(1)	Based on our most recent internally estimated PDP production for such periods.

Interest rates. There were no outstanding borrowings under our senior secured revolving facility as of June 30, 2011. We may designate borrowings under our senior secured revolving credit facility as either ABR loans or Eurodollar loans. ABR loans bear interest at a fluctuating rate that is linked to the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in the senior secured revolving credit facility, plus 1/2 of 1%, or (3) the Adjusted LIBO rate, as defined in our senior secured revolving credit facility, plus 1%. Eurodollar loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $375.0 million, equal to our borrowing base at June 30, 2011, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $3.75 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. Based on their evaluation as of the end of the period covered by this quarterly report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and are effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Naylor Farms, Inc. v. Chaparral Energy, L.L.C. On June 7, 2011, Naylor Farms, Inc. (the “Plaintiff”), filed a complaint against us, alleging claims on behalf of itself and non-governmental royalty interest owners in oil and gas wells we operate in Oklahoma. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging damages in excess of $5.0 million. The Plaintiff also requests allowable interest, punitive damages, cancellation of leases, other equitable relief, and an award of attorney fees and costs. We have denied the allegations and are aggressively defending the case. The case is in the initial stages of discovery and has not yet been set for trial. As such, we are not yet able to estimate what impact, if any, the action will have on our financial condition, results of operations, or cash flows.

In our opinion, there are no other material pending legal proceedings to which we are a party or of which any of our property is the subject. However, due to the nature of our business, certain legal or administrative proceedings may arise from time to time in the ordinary course of business. While the outcome of these legal matters cannot be predicted with certainty, we do not expect them to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Due to recent actions at the federal level, we are updating and restating the following risk factor previously set forth in our 2010 Form 10-K:

Regulation related to global warming and climate change could have an adverse effect on our operations and demand for oil and natural gas.

The U.S. Congress has previously considered legislation to reduce emissions of greenhouse gases, including carbon dioxide, methane, and nitrous oxide among others, which some studies have suggested may be contributing to warming of the earth’s atmosphere. However, legislation to reduce greenhouse gases appears less likely in the near term. As a result, regulation of greenhouse gases, will continue to result primarily from regulatory action by the Environmental Protection Agency (EPA) or by the several states that have already taken legal measures to reduce emissions of greenhouse gases.

Federal regulation. EPA has adopted regulations requiring Clean Air Act (CAA) permitting of greenhouse gas emissions from stationary sources. As a result of the U.S. Supreme Court’s decision in Massachusetts, et al. v. EPA finding that greenhouse gases fall within the CAA’s definition of “air pollutant,” the EPA was required to determine whether concentrations of greenhouse gases in the atmosphere “endanger” public health or welfare, and whether emissions of greenhouse gases from motor vehicles may “cause or contribute” to this endangerment. On December 15, 2009, EPA promulgated its final rule, “Endangerment and Cause or Contribute Findings for Greenhouse Gases Under Section 202(a) of the Clean Air Act”. On May 7, 2010, EPA and the Department of Transportation’s National Highway Traffic and Safety Administration, or NHTSA, promulgated a final action establishing a national program providing new standards for certain motor vehicles to reduce greenhouse gas emissions and improve fuel economy. While these motor vehicle regulations do not directly impact oil and natural gas production operations, they automatically trigger application of the Prevention of Significant Deterioration (“PSD”) and Title V Operating Permit programs for stationary sources of greenhouse gas emissions, potentially including oil and natural gas production operations. On June 3, 2010, EPA promulgated its “Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule,” to add new higher thresholds of 75,000 tons per year carbon dioxide equivalents (“CO2e”) for modifications and 100,000 tons per year CO2e for new sources.

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

International developments, passage of state or federal climate control legislation or other regulatory initiatives, the adoption of regulations by EPA and analogous state agencies that restrict emissions of greenhouse gases in areas in which we conduct business, or development of caselaw allowing claims based upon greenhouse gas emissions, could have an adverse effect on our operations and financial condition as a result of material increases in operating and production costs and litigation expense due to expenses associated with monitoring, reporting, permitting and controlling greenhouse gas emissions or litigating claims related to emissions of greenhouse gases, as well as reduced demand for fossil fuels generally.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition, or future results.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1*	Fourth Amendment to Eighth Restated Credit Agreement dated as of April 1, 2011 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 4, 2011)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPARRAL ENERGY, INC.

By:	/s/ Mark A. Fischer
Name:	Mark A. Fischer
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph O. Evans
Name:	Joseph O. Evans
Title:	Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

Date: August 12, 2011

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Fourth Amendment to Eighth Restated Credit Agreement dated as of April 1, 2011 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 4, 2011)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference