Form 10-Q
period 2011-09-30
Chaparral Energy, Inc.
filed 2011-11-14
CIK 1346980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________
Form 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 333-134748
____________________________
Chaparral Energy, Inc.
(Exact name of registrant as specified in its charter)
 ____________________________

Delaware	73-1590941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Cedar Lake Boulevard Oklahoma City, Oklahoma	73114
(Address of principal executive offices)	(Zip code)
(405) 478-8770
(Registrant’s telephone number, including area code)
____________________________
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock as of November 14, 2011:

Class	Number of shares
Class A Common Stock, $0.01 par value	66,208
Class B Common Stock, $0.01 par value	357,882
Class C Common Stock, $0.01 par value	209,882
Class D Common Stock, $0.01 par value	279,999
Class E Common Stock, $0.01 par value	504,276
Class F Common Stock, $0.01 par value	1
Class G Common Stock, $0.01 par value	3

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

•	Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

•	SEC. The Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries
Consolidated balance sheets

	September 30, 2011	December 31, 2010
(dollars in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,677	$55,111
Accounts receivable, net	63,497	62,780
Inventories	10,237	11,068
Prepaid expenses	2,329	2,429
Derivative instruments	41,492	1,429
Deferred income taxes	—	9,531
Total current assets	154,232	142,348
Property and equipment—at cost, net	65,125	66,014
Oil and natural gas properties, using the full cost method:
Proved	2,487,677	2,253,662
Unevaluated (excluded from the amortization base)	27,104	19,135
Accumulated depreciation, depletion, amortization and impairment	(1,100,778)	(1,003,261)
Total oil and natural gas properties	1,414,003	1,269,536
Derivative instruments	30,183	—
Deferred income taxes	10,955	20,617
Other assets	33,966	30,777
	$1,708,464	$1,529,292

Chaparral Energy, Inc. and subsidiaries Consolidated balance sheets - continued

	September 30, 2011	December 31, 2010
(dollars in thousands, except per share data)	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$66,366	$75,982
Accrued payroll and benefits payable	17,041	13,427
Accrued interest payable	22,370	23,695
Revenue distribution payable	20,412	17,223
Current maturities of long-term debt and capital leases	3,317	4,167
Derivative instruments	—	28,853
Deferred income taxes	33,520	—
Total current liabilities	163,026	163,347
Long-term debt and capital leases, less current maturities	35,506	16,686
Senior notes, net	1,016,728	941,234
Derivative instruments	—	2,482
Deferred compensation	1,912	981
Asset retirement obligations	42,668	41,005
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $0.01 par value, 10,000,000 shares authorized and 65,966 and 51,346 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	—	—
Class B Common stock, $0.01 par value, 10,000,000 shares authorized and 357,882 shares issued and outstanding	4	4
Class C Common stock, $0.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding	2	2
Class D Common stock, $0.01 par value, 10,000,000 shares authorized and 279,999 shares issued and outstanding	3	3
Class E Common stock, $0.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding	5	5
Class F Common stock, $0.01 par value, 1 share authorized, issued, and outstanding	—	—
Class G Common stock, $0.01 par value, 3 shares authorized, issued, and outstanding	—	—
Additional paid in capital	418,597	417,834
Accumulated deficit	(17,539)	(89,265)
Accumulated other comprehensive income, net of taxes	47,552	34,974
	448,624	363,557
	$1,708,464	$1,529,292

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
(dollars in thousands)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Oil and natural gas sales	$129,905	$98,183	$403,986	$295,343
Loss from oil and natural gas hedging activities	(6,889)	(8,166)	(20,450)	(21,357)
Other revenues	1,134	1,157	3,339	2,885
Total revenues	124,150	91,174	386,875	276,871
Costs and expenses:
Lease operating	31,830	28,466	91,134	80,141
Production tax	8,626	5,533	26,706	18,713
Depreciation, depletion and amortization	37,059	27,194	107,913	76,782
General and administrative	11,063	7,684	28,638	21,995
Other expenses	879	830	2,788	2,302
Total costs and expenses	89,457	69,707	257,179	199,933
Operating income	34,693	21,467	129,696	76,938
Non-operating income (expense):
Interest expense	(24,470)	(18,469)	(72,401)	(58,555)
Non-hedge derivative gains (losses)	93,601	(972)	79,971	69,945
Loss on extinguishment of debt	—	—	(20,576)	(2,241)
Financing costs	—	(242)	—	(1,802)
Other income and expenses	(137)	76	(22)	326
Net non-operating income (expense)	68,994	(19,607)	(13,028)	7,673
Income before income taxes	103,687	1,860	116,668	84,611
Income tax expense	39,091	981	44,942	33,390
Net income	$64,596	$879	$71,726	$51,221
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of cash flows

	Nine months ended
	September 30,
	2011	2010
(dollars in thousands)	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$71,726	$51,221
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion & amortization	107,913	76,782
Deferred income taxes	44,841	33,395
Unrealized loss on ineffective portion of hedges and reclassification adjustments	20,450	15,853
Non-hedge derivative gains	(79,971)	(69,945)
Loss on extinguishment of debt	20,576	2,241
(Gain) loss on sale of assets	138	(188)
Other	2,395	1,347
Change in assets and liabilities
Accounts receivable	(1,357)	(714)
Inventories	341	(756)
Prepaid expenses and other assets	1,723	5,148
Accounts payable and accrued liabilities	1,133	5,288
Revenue distribution payable	3,189	(2,516)
Stock-based compensation	2,011	421
Net cash provided by operating activities	195,108	117,577
Cash flows from investing activities
Purchase of property and equipment and oil and natural gas properties	(258,530)	(205,522)
Proceeds from dispositions of property and equipment and oil and natural gas properties	351	389
Settlement of non-hedge derivative instruments	(21,610)	37,077
Other	—	35
Net cash used in investing activities	(279,789)	(168,021)
Cash flows from financing activities
Proceeds from long-term debt	21,641	208,657
Repayment of long-term debt	(3,561)	(716,444)
Proceeds from Senior Notes	400,000	293,016
Repayment of Senior Notes	(325,000)	—
Proceeds from equity issuance	—	313,231
Principal payments under capital lease obligations	(110)	(195)
Payment of debt issuance costs and other financing fees	(11,638)	(19,594)
Payment of debt extinguishment costs	(15,085)	—
Net cash provided by financing activities	66,247	78,671
Net increase (decrease) in cash and cash equivalents	(18,434)	28,227
Cash and cash equivalents at beginning of period	55,111	73,417
Cash and cash equivalents at end of period	$36,677	$101,644
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 1: Nature of operations and summary of significant accounting policies
Chaparral Energy, Inc. and its subsidiaries, (collectively, “we”, “our”, “us”, or the “Company”) are involved in the acquisition, exploration, development, production and operation of oil and natural gas properties. Properties are located primarily in Oklahoma, Texas, New Mexico, Louisiana, Arkansas, Montana, Kansas, and Wyoming.
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
The financial information as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, is unaudited. In management’s opinion, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2011.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to current year presentation.
Cash and cash equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of September 30, 2011, cash with a recorded balance totaling $33,967 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.

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

We write off accounts receivable when they are determined to be uncollectible. When the account is determined to be uncollectible, all interest previously accrued but not collected is reversed against the allowance for doubtful accounts. Accounts receivable consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Joint interests	$18,903	$17,835
Accrued oil and natural gas sales	43,701	41,316
Derivative settlements	934	3,431
Other	698	831
Allowance for doubtful accounts	(739)	(633)
	$63,497	$62,780
Inventories
Inventories are comprised of equipment used in developing oil and natural gas properties, oil and natural gas production inventories, and equipment for resale. Equipment inventory and inventory for resale are carried at the lower of cost or market using the average cost method. Oil and natural gas product inventories are stated at the lower of production cost or market. We regularly review inventory quantities on hand and record provisions for excess or obsolete inventory, if necessary. Inventories at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Equipment inventory	$6,196	$6,399
Oil and natural gas product	3,632	3,624
Inventory for resale	2,562	2,866
Inventory valuation allowance	(2,153)	(1,821)
	$10,237	$11,068

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

Stock-based compensation
Our stock-based compensation programs consist of phantom stock and restricted stock awards issued to employees. Generally, we use new shares to grant restricted stock awards, and we cancel restricted shares forfeited or repurchased for tax withholding. Canceled shares are available to be issued as new grants under our 2010 Equity Incentive Plan.
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

Deferred income taxes
Deferred income taxes are provided for significant carryforwards and temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years. Deferred income tax assets or liabilities are determined by applying the presently enacted tax rates and laws. We record a valuation allowance for the amount of net deferred tax assets when, in management’s opinion, it is more likely than not that such assets will not be realized. During the nine months ended September 30, 2011, we recorded a valuation allowance of $3,110 for state NOL carryforwards we do not expect to realize before they expire.
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

Our outstanding derivative instruments as of September 30, 2011 are summarized below:

	Oil derivatives
	Swaps		Collars		Three-way collars
	Volume MBbls	Weighted average fixed price per Bbl	Volume MBbls	Weighted average range (fixed price per Bbl)	Volume MBbls	Weighted average fixed price per Bbl
						Additional put option	Floor	Ceiling
2011	777	$76.83	21	$ 110.00 - $ 153.00	—	$—	$—	$—
2012	1,983	94.08	—		840	67.14	90.00	110.26
2013	540	102.45	—		1,080	73.33	97.22	126.00
	3,300		21		1,920

	Natural gas swaps		Natural gas basis protection swaps
	Volume BBtu	Weighted average fixed price per Btu	Volume BBtu	Weighted average fixed price per Btu
2011	4,620	$6.51	3,610	$0.65
2012	12,000	5.06	8,400	0.30
2013	7,200	5.24	—	—
	23,820		12,010
Our derivative contracts have been executed with the institutions that are parties to our Eighth Restated Credit Agreement (our "senior secured revolving credit facility"), and we believe the credit risks associated with all of these institutions are acceptable. We did not post collateral under any of these contracts as they are secured under our senior secured revolving credit facility. As of September 30, 2011, we had $20,000 outstanding under our senior secured revolving credit facility, and we had significant commodity derivative net asset balances with the following counterparties:

Percentage of
future hedged
Counterparty	production
JP Morgan Chase Bank, N.A.	38%
Societe Generale	33%
Crédit Agricole CIB	14%
Credit Suisse Energy LLC	5%
Other	10%
100%
Payment on our derivative contracts would be accelerated in the event of a default on our revolving credit facility. The aggregate fair value of our derivative liabilities was $9,109 at September 30, 2011.
Discontinuance of cash flow hedge accounting
Effective April 1, 2010, we elected to de-designate all of our commodity derivative contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively. As a result, all gains and losses from changes in the fair value of our derivative contracts subsequent to March 31, 2010 are recognized immediately in non-hedge derivative gains (losses) in the consolidated statement of operations. This can have a significant impact on our results of operations due to the volatility of the underlying commodity prices. Prior to March 31, 2010, a portion of the change in fair value was deferred through other comprehensive income. As of September 30, 2011, accumulated other comprehensive income (“AOCI”) consists of deferred net gains of $76,878 ($47,552 net of tax) that will be recognized as gains (losses) from oil and natural gas hedging activities through December 2013 as the hedged production is sold. We expect to reclassify deferred net gains of $28,775 ($17,385 net of tax) from AOCI to income during the next 12 months.

Derivative activities
Gains and losses associated with cash flow hedges are summarized below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Amount of loss recognized in AOCI (effective portion)
Oil swaps	$—	$—	$—	$(1,035)
Income taxes	—	—	—	400
	$—	$—	$—	$(635)
Amount of gain (loss) reclassified from AOCI in income (effective portion)(1)
Oil swaps	$(6,889)	$(8,491)	$(20,450)	$(21,886)
Natural gas swaps	—	325	—	1,189
Income taxes	2,716	3,159	7,872	8,006
	$(4,173)	$(5,007)	$(12,578)	$(12,691)
Loss on oil swaps recognized in income (ineffective portion)(1)	$—	$—	$—	$(660)

(1)	Included in loss from oil and natural gas hedging activities in the consolidated statements of operations.
Loss from oil and natural gas hedging activities, which is a component of total revenues in the consolidated statements of operations, is comprised of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Oil hedges
Reclassification adjustment for hedge losses included in net income	$(6,889)	$(8,491)	$(20,450)	$(21,886)
Loss on ineffective portion of derivatives qualifying for hedge accounting	—	—	—	(660)
Natural gas hedges
Reclassification adjustment for hedge gains included in net income	—	325	—	1,189
	$(6,889)	$(8,166)	$(20,450)	$(21,357)

Non-hedge derivative gains (losses) in the consolidated statements of operations are comprised of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Change in fair value of commodity price swaps	$78,202	$(8,025)	$83,210	$44,803
Change in fair value of costless collars	16,156	(4,511)	15,485	(19,674)
Change in fair value of natural gas basis differential contracts	947	244	2,886	7,739
Receipts from (payments on) settlement of commodity price swaps	(245)	8,311	(16,587)	21,091
Receipts from settlement of costless collars	426	4,525	916	23,991
Payments on settlement of natural gas basis differential contracts	(1,885)	(1,516)	(5,939)	(8,005)
	$93,601	$(972)	$79,971	$69,945

Fair value of derivative instruments
All derivative financial instruments are recorded on the balance sheet at fair value. We estimate the fair value of our derivative instruments using a combined income and market valuation methodology. Future cash flows from the derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at the LIBOR swap rate. The fair value of collars is determined using an option pricing model which takes into account market volatility as well as the inputs described above. All derivative instruments are discounted further using a rate that incorporates our nonperformance risk for derivative liabilities and our counterparties’ nonperformance risk for derivative assets. As of September 30, 2011 and December 31, 2010, the rate reflecting our nonperformance risk was 2.25% and 2.50%, respectively. The weighted-average rate reflecting our counterparties’ nonperformance risk was approximately 3.91% and 2.14% as of September 30, 2011 and December 31, 2010, respectively.
The estimated fair values of derivative instruments are provided below. The carrying amounts of these instruments are equal to the estimated fair values.

	As of September 30, 2011			As of December 31, 2010
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Derivatives not designated as hedging instruments:
Natural gas swaps	$24,921	$—	$24,921	$32,538	$(130)	$32,408
Oil swaps	38,869	(6,372)	32,497	21	(58,221)	(58,200)
Oil collars	16,994	—	16,994	1,509	—	1,509
Natural gas basis differential swaps	—	(2,737)	(2,737)	220	(5,843)	(5,623)
Total derivative instruments	80,784	(9,109)	71,675	34,288	(64,194)	(29,906)
Less:
Netting adjustments (1)	9,109	(9,109)	—	32,859	(32,859)	—
Current portion asset (liability)	41,492	—	41,492	1,429	(28,853)	(27,424)
	$30,183	$—	$30,183	$—	$(2,482)	$(2,482)

(1)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.

Derivative settlements outstanding at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Derivative settlements receivable included in accounts receivable	$934	$3,431
Derivative settlements payable included in accounts payable and accrued liabilities	$682	$785
We have no Level 1 assets or liabilities as of September 30, 2011. Our derivative contracts classified as Level 2 are valued using NYMEX forward commodity price curves and quotations provided by price index developers such as Platts. In certain less liquid markets, forward prices are not as readily available. In these circumstances, commodity swaps are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. These contracts are classified as Level 3. Due to unavailability of observable volatility data input, the fair value measurement of all our collars has been categorized as Level 3.

The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of September 30, 2011			As of December 31, 2010
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$63,790	$(9,109)	$54,681	$32,779	$(64,194)	$(31,415)
Significant unobservable inputs (Level 3)	16,994	—	16,994	1,509	—	1,509
Netting adjustments (1)	(9,109)	9,109	—	(32,859)	32,859	—
	$71,675	$—	$71,675	$1,429	$(31,335)	$(29,906)

(1)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.
Changes in the fair value of net commodity derivatives classified as Level 3 in the fair value hierarchy during the nine months ended September 30, 2011 and 2010 were:

	For the nine months ended September 30,
Net derivative assets	2011	2010
Beginning Balance	$1,509	$26,355
Realized and unrealized gains included in non-hedge derivative gains (losses)	16,401	4,317
Settlements received	(916)	(23,991)
Ending balance	$16,994	$6,681
Gains relating to assets still held at the reporting date included in non-hedge derivative gains (losses) for the period	$16,598	$2,652

Fair value of other financial instruments
The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value for long-term debt at September 30, 2011 and December 31, 2010 approximates fair value because the rates are comparable to those at which we could currently borrow under similar terms. The carrying value and estimated market value of our Senior Notes at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
8.5% Senior Notes due 2015	$—	$—	$325,000	$332,313
8.875% Senior Notes due 2017	323,279	315,250	323,099	329,875
9.875% Senior Notes due 2020	293,449	311,250	293,135	315,000
8.25% Senior Notes due 2021	400,000	363,760	—	—
	$1,016,728	$990,260	$941,234	$977,188
Fair value amounts have been estimated based on quoted market prices. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Note 3: Long-term debt
Long-term debt
Long-term debt at September 30, 2011 and December 31, 2010, consisted of the following:

	September 30, 2011	December 31, 2010
Senior secured revolving credit facility	$20,000	$—
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 3.71% to 5.46%, due February 2021 through December 2028; collateralized by real property	12,478	13,024
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.00% to 9.25%, due October 2011 through June 2016; collateralized by automobiles, machinery and equipment	6,325	7,699
	38,803	20,723
Less current maturities	3,297	4,047
	$35,506	$16,676
In April 2010, we entered into our senior secured revolving credit facility, which is collateralized by our oil and natural gas properties. Availability under our revolving credit facility is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts.
Borrowings under our senior secured revolving credit facility are made, at our option, as either Eurodollar loans or Alternate Base Rate (“ABR”) loans. The entire balance outstanding at September 30, 2011 was a Eurodollar loan.
Interest on Eurodollar loans is computed at the Adjusted LIBO Rate, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in our senior secured revolving credit facility, plus a margin where the margin varies from 1.75% to 2.75% depending on the utilization percentage of the conforming borrowing base. From April 1, 2011 until October 1, 2011, the margin was fixed at 2.25%. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.
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
The Fourth Amendment to our senior secured revolving credit facility, effective April 1, 2011, extended the maturity of our senior secured revolving credit facility from April 12, 2014 to April 1, 2016 and amended the definition of Consolidated EBITDAX to permit the exclusion of our reasonable and customary fees and expenses related to the refinancing of our 8.5% Senior Notes due 2015 from the calculation of Consolidated EBITDAX.
The Fifth Amendment to our senior secured revolving credit facility, effective October 31, 2011, amended our Asset Sale Covenant to permit the sale of certain oil and natural gas properties located in our Rocky Mountains area as well as the sale of substantially all the remaining assets of Green Country Supply, Inc., our wholly owned subsidiary. It also reaffirmed the borrowing base at $375,000 through May 1, 2012.

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

We believe we were in compliance with all covenants under our senior secured revolving credit facility as of September 30, 2011.
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
In connection with the issuance of the 8.25% Senior Notes, we capitalized $8,785 of issuance costs related to underwriting and other fees that are amortized to interest expense using the effective interest method. We had unamortized issuance costs of $8,466 as of September 30, 2011 that are included in other assets. Amortization of $319 was charged to interest expense during the nine months ended September 30, 2011 related to the issuance costs.
During the nine months ended September 30, 2011, we recorded a $20,576 loss associated with the refinancing of our 8.5% Senior Notes due 2015, including $15,085 in repurchase or redemption-related fees and a $5,491 write off of deferred financing costs.
Senior Notes at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
8.5% Senior Notes due 2015	$—	$325,000
8.875% Senior Notes due 2017	325,000	325,000
9.875% Senior Notes due 2020	300,000	300,000
8.25% Senior Notes due 2021	400,000	—
Discount on 8.875% Senior Notes due 2017	(1,721)	(1,901)
Discount on 9.875% Senior Notes due 2020	(6,551)	(6,865)
	$1,016,728	$941,234

The indentures governing our Senior Notes contain certain covenants which limit our ability to:

•	incur or guarantee additional debt and issue certain types of preferred stock;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt;

•	make investments;

•	create liens on assets;

•	create restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to us;

•	transfer or sell assets;

•	engage in transactions with affiliates;

•	consolidate, merge or transfer all or substantially all assets and the assets of subsidiaries; and

•	enter into other lines of business.
Chaparral Energy, Inc. is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Our obligations under our outstanding Senior Notes have been fully and unconditionally guaranteed, on a joint and several basis, by all of our wholly owned subsidiaries except for Oklahoma Ethanol, LLC and Chaparral Biofuels, LLC.

Note 4: Asset retirement obligations
Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the first nine months of 2011 were escalated using an annual inflation rate of 2.95%, and discounted using our credit-adjusted risk-free interest rate of 9.5%.These estimates may change based upon future inflation rates and changes in statutory remediation rules.
The following table provides a summary of our asset retirement obligation activity during the nine months ended September 30, 2011.

	For the nine months ended September 30,
	2011	2010
Beginning balance	$41,695	$37,465
Liabilities incurred in current period	396	434
Liabilities settled in current period	(756)	(428)
Accretion expense	2,683	2,419
	44,018	39,890
Less current portion	1,350	300
	$42,668	$39,590
See Note 1 for additional information regarding our accounting policies for fair value measurements.

Note 5: Stock-based compensation
Phantom Stock Plan
Effective January 1, 2004, we implemented a Phantom Unit Plan, which was revised on December 31, 2008 as the Second Amended and Restated Phantom Stock Plan (the “Plan”), to provide deferred compensation to certain key employees (the “Participants”). Phantom stock may be awarded to Participants in total up to 2% of the fair market value of the Company. No Participant may be granted, in the aggregate, more than 5% of the maximum number of phantom shares available for award. Under the Plan, awards vest on the fifth anniversary of the award date, but may also vest on a pro-rata basis following a Participant’s termination of employment with us due to death, disability, retirement or termination by us without cause. Also, phantom stock will vest if a change of control event occurs. Phantom shares are cash-settled within 120 days of the vesting date. A summary of our phantom stock activity during the nine months ended September 30, 2011 is presented in the following table:

	Weighted average grant date fair value	Phantom shares	Vest date fair value	Weighted average amortization period remaining
	($ per share)			(years)
Unvested and outstanding at January 1, 2011	$16.04	126,859		2.09
Granted	$18.55	37,316
Vested	$17.91	(17,064)	$309
Forfeited	$16.99	(15,201)
Unvested and outstanding at September 30, 2011	$16.40	131,910		1.44
Based on an estimated fair value of $15.24 per phantom share as of September 30, 2011, the aggregate intrinsic value of the unvested phantom shares outstanding was $2,010, which includes approximately $894 of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.44 years.

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

A summary of our restricted stock activity during the nine months ended September 30, 2011 is presented in the following table:

	Time Vesting			Performance Vesting
	Weighted average grant date fair value	Restricted shares	Vest date fair value	Weighted average grant date fair value	Restricted shares
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2011	$684.15	10,049		$295.10	41,297
Granted	$674.48	3,970		$307.00	13,430
Vested	$684.15	(1,932)	$1,262	$—	—
Forfeited	$684.15	(484)		$295.10	(1,811)
Unvested and total outstanding at September 30, 2011	$680.84	11,603		$298.12	52,916
During the nine months ended September 30, 2011, we repurchased and canceled 485 vested shares for tax withholding, and we expect to repurchase approximately 1,000 of restricted shares vesting during the next twelve months.
Unrecognized compensation cost of approximately $17,214 associated with our non-vested restricted stock awards is expected to be recognized over a weighted-average period of 3.74 years.

Stock-based compensation cost
Compensation cost is calculated net of forfeitures, which are estimated based on our historical and expected turnover rates. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation cost could be different from what we have recorded in the current period.
A portion of stock-based compensation cost associated with employees involved in our acquisition, exploration, and development activities has been capitalized as part of our oil and natural gas properties. The remaining cost is reflected in lease operating and general and administrative expenses in the consolidated statements of operations. We recognized stock-based compensation expense as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock-based compensation cost	$1,179	$1,398	$4,216	$2,710
Less: stock-based compensation cost capitalized	(439)	(487)	(1,603)	(932)
Stock-based compensation expense	$740	$911	$2,613	$1,778
Payments for stock-based compensation were $326 and $0 during the third quarters of 2011 and 2010, respectively, and were $602 and $1,357 during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, accrued payroll and benefits payable included $2,241 and $321, respectively, for stock-based compensation costs expected to be settled within the next twelve months.

Note 6: Stockholders’ equity
Common stock
The following is a summary of the changes in our common shares outstanding during the nine months ended September 30, 2011:

	Common Stock
	Class A	Class B	Class C	Class D	Class E	Class F	Class G	Total
Shares issued at January 1, 2011	51,346	357,882	209,882	279,999	504,276	1	3	1,403,389
Restricted stock issuances	17,400	—	—	—	—	—	—	17,400
Restricted stock used for tax withholding	(485)	—	—	—	—	—	—	(485)
Restricted stock forfeitures	(2,295)	—	—	—	—	—	—	(2,295)
Shares issued at September 30, 2011	65,966	357,882	209,882	279,999	504,276	1	3	1,418,009

Comprehensive income
Components of comprehensive income, net of related tax, are as follows for the three and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$64,596	$879	$71,726	$51,221
Unrealized loss on hedges	—	—	—	(635)
Reclassification adjustment for hedge losses included in net income	4,173	5,007	12,578	12,691
Comprehensive income	$68,769	$5,886	$84,304	$63,277

Note 7: Related party transactions
CHK Holdings L.L.C., an indirect wholly owned subsidiary of Chesapeake Energy Corporation (“Chesapeake”), owns approximately 20% of our outstanding common stock. We participate in ownership of properties operated by Chesapeake, and we received revenues and incurred joint interest billings on these properties as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$1,366	$1,896	$3,828	$4,825
Joint interest billings	$(346)	$(474)	$(882)	$(4,847)
In addition, Chesapeake participates in ownership of properties operated by us, and we paid revenues and recorded joint interest billings to Chesapeake on these properties as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$(833)	$(314)	$(2,252)	$(1,207)
Joint interest billings	$608	$624	$3,667	$1,081
Amounts receivable from and payable to Chesapeake at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Amounts receivable from Chesapeake	$377	$718
Amounts payable to Chesapeake	$167	$120

Note 8: Commitments and contingencies
Standby letters of credit (“Letters”) available under our senior secured revolving credit facility are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had various Letters outstanding totaling $920 as of September 30, 2011 and December 31, 2010. Interest on each Letter accrues at the lender’s prime rate for all amounts paid by the lenders under the Letters. No amounts were paid by the lenders under the Letters, therefore we paid no interest on the Letters during the nine months ended September 30, 2011 or 2010.
Naylor Farms, Inc. v. Chaparral Energy, L.L.C.
On June 7, 2011, Naylor Farms, Inc. (the “Plaintiff”), filed a complaint against us, alleging claims on behalf of itself and non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging damages in excess of $5,000. The Plaintiff also requests allowable interest, punitive damages, cancellation of leases, other equitable relief, and an award of attorney fees and costs. We have denied the allegations and are aggressively defending the case. The case is in the initial stages of discovery and has not yet been set for trial. As such, we are not yet able to estimate what impact, if any, the action will have on our financial condition, results of operations, or cash flows.
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

Note 9: Supplemental disclosures to the consolidated statements of cash flows
Supplemental disclosures to the consolidated statements of cash flows are presented below:

	Nine months ended September 30,
	2011	2010
Net cash provided by operating activities included:
Cash payments for interest	$72,366	$54,588
Interest capitalized	(1,835)	(1,102)
Cash payments for interest, net of amounts capitalized	$70,531	$53,486
Cash (receipts) payments for income taxes	$101	$(5)
Non-cash investing activities included:
Asset retirement costs capitalized	$396	$434
Oil and natural gas properties acquired through increase (decrease) in accounts payable and accrued liabilities	$(10,301)	$25,445

Note 10: Subsequent events
On October 18, 2011, we entered into an agreement to sell certain oil and natural gas properties located in our Rocky Mountains area to Charger Resources, LLC for a cash price of $36,500 subject to adjustments as provided in the agreement. The sale is scheduled to close on November 30, 2011. Our Rocky Mountains area accounted for approximately 2% of our total production in each of the three and nine months ended September 30, 2011 and 2010.

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
Generally, our producing properties have declining production rates. Our reserve estimates as of December 31, 2010 reflect that our production rate on current proved developed producing reserve properties will decline at annual rates of approximately 16%, 12% and 10% for the next three years. To grow our production and cash flow, we must find, develop and acquire new oil and natural gas reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop and acquire oil and natural gas reserves.
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
During the third quarter of 2011, quarterly production was 2,218 MBoe, a 9% increase from production levels in the third quarter of 2010, primarily due to our drilling activity. This increase in production, combined with a 22% increase in our average sales price before hedging, resulted in a 32% increase in revenue from oil and natural gas sales in the third quarter of 2011 compared to the same period in 2010, partially offset by a corresponding increase in operating costs of 28% for the third quarter of 2011 compared to the same period in 2010. In addition, due primarily to changes in the NYMEX forward commodity price curves, we had a $93.6 million gain on non-hedge derivatives in the third quarter of 2011 compared to a loss of $1.0 million in the third quarter of 2010. As a result of these and other factors, we reported net income of $64.6 million during the third quarter of 2011 compared to net income of $0.9 million for the comparable period in 2010.

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

•
Capital expenditure budget. We have expanded our 2011 oil and natural gas property capital expenditures budget, reflecting an increased amount of cash available from higher oil prices as well as expected proceeds from asset sales, primarily $36.5 million from the sale of certain oil and natural gas properties located in our Rocky Mountains area, which is expected to close on November 30, 2011. Our expanded 2011 capital budget allocates $227.0 million to conventional oil and natural gas exploration and production activities. The remaining $93.0 million, or 29%, of the capital budget is allocated to the development of our EOR assets, and represents a substantial increase in capital being directed toward development of our EOR assets as compared to prior years. The increased focus on EOR reduces near term growth opportunities but enhances longer term growth and is consistent with our strategy of driving near term growth with developmental drilling and long term growth through EOR development.

•
Northern Oklahoma Mississippi Play concession. During the third quarter of 2011, we paid $1.5 million for an exclusive Concession Agreement with the Osage Minerals Council to lease and potentially develop oil and natural gas rights (excluding coalbed methane rights) on 217,000 acres in Osage County, Oklahoma through June 30, 2014. The Concession Agreement provides for a 20% royalty payment to the Osage Nation and a drilling commitment by us to drill a minimum number of wells in each of the three years covered by the agreement, for a total of 61 wells.

Liquidity and capital resources
Historically, our primary sources of liquidity have been cash generated from our operations, debt, and private equity sales. As of September 30, 2011, we had cash and cash equivalents of $36.7 million and availability of $354.1 million under our senior secured revolving credit facility with a borrowing base of $375.0 million. We believe that we will have sufficient funds available through our cash from operations and borrowing capacity under our revolving line of credit to meet our normal recurring operating needs, debt service obligations, capital requirements and contingencies for the next 12 months.
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

Sources and uses of cash.
Our net increase (decrease) in cash is summarized as follows:

	Nine months ended
	September 30,
(dollars in thousands)	2011	2010
Cash flows provided by operating activities	$195,108	$117,577
Cash flows used in investing activities	(279,789)	(168,021)
Cash flows provided by financing activities	66,247	78,671
Net increase (decrease) in cash during the period	$(18,434)	$28,227
Substantially all of our cash flow from operating activities is from the production and sale of oil and natural gas, reduced or increased by associated hedging activities. Cash flows from operating activities increased by 66% from 2010 to 2011, primarily due to a 26% increase in the average price received and a 9% increase in production.

We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. For the nine months ended September 30, 2011 and 2010, cash flows provided by operating activities were approximately 75% and 57%, respectively, of cash used for the purchase of property and equipment and oil and natural gas properties.

Our capital expenditures for oil and natural gas properties during the nine months ended September 30, 2011 are detailed below:

(dollars in thousands)	Acquisitions	Drilling	Enhancements	Total	Percent of total	Budgeted 2011 capital expenditures	Percent of total
Enhanced Oil Recovery Project Areas (1)	$1,619	$19,987	$42,157	$63,763	26%	$93,000	29%
Anadarko Basin Area	4,528	64,254	2,531	71,313	29%	100,000	31%
Central Oklahoma Area (2)	3,820	38,228	7,115	49,163	20%	57,000	18%
Permian Basin Area	665	18,769	8,638	28,072	11%	39,000	12%
Other	1,816	23,608	9,526	34,950	14%	31,000	10%
Total	$12,448	$164,846	$69,967	$247,261	100%	$320,000	100%

(1)
Drilling includes $0.7 million of additions relating to conventional assets located in our EOR Project Areas and $4.5 million for CO2 support facilities and pipelines. Enhancements includes $1.5 million of additions relating to conventional assets located in our EOR Project Areas and $7.8 million for CO2 support facilities and pipelines.

(2)
Acquisitions includes a $1.5 million concession fee paid for an exclusive Concession Agreement with the Osage Minerals Council to lease and potentially develop oil and natural gas rights (excluding coalbed methane rights) on 217,000 acres in Osage County, Oklahoma through June 30, 2014. The Concession Agreement provides for a 20% royalty payment to the Osage Nation and a drilling commitment by us to drill a minimum number of wells in each of the three years covered by the agreement, for a total of 61 wells.

In addition to the capital expenditures for oil and natural gas properties, we spent approximately $7.0 million for property and equipment during the nine months ended September 30, 2011.
During the nine months ended September 30, 2011, we made net derivative settlement payments totaling $21.6 million. During the nine months ended September 30, 2010, we received net non-hedge derivative settlement payments totaling $37.1 million, including proceeds from early monetization of $7.1 million. Primarily as a result of our capital investments and derivative settlements, cash flows used in investing activities were $279.8 million and $168.0 million during the nine months ended September 30, 2011 and 2010, respectively.
Cash flows provided by financing activities were $66.2 million during the nine months ended September 30, 2011. On February 22, 2011, we issued $400.0 million aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes due 2015, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with the issuance of the 8.25% Senior Notes and the repurchase or redemption of our 8.5% Senior Notes due 2015, we paid approximately $8.8 million of issuance costs related to underwriting and other fees and approximately $15.1 million of repurchase and redemption-related costs.
Cash flows provided by financing activities were $78.7 million during the nine months ended September 30, 2010. On April 12, 2010, we sold an aggregate of 475,043 shares of our common stock to CCMP for proceeds of $313.2 million, net of fees and other expenses of $11.8 million, and we entered into and closed an Eighth Restated Credit Agreement. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under the Eighth Restated Credit Agreement, to repay the amounts owing under our Seventh Restated Credit Agreement. On September 16, 2010 we issued $300.0 million aggregate principal amount of 9.875% Senior Notes maturing on October 1, 2020 for net proceeds of $293.0 million, less fees and other expenses of $6.4 million. As a result of our issuance of the 9.875% Senior Notes, the borrowing base under our Eighth Restated Credit Agreement was reduced from $450.0 million to $375.0 million, and proceeds from the issuance of $206.0 million were used to pay down outstanding amounts. The remaining $80.6 million was used for working capital.

Credit Agreements
In April 2010, we entered into our senior secured revolving credit facility, which is collateralized by our oil and natural gas properties, and, following a recent amendment, matures on April 1, 2016. Availability under our senior secured revolving credit facility is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. Effective October 31, 2011, our borrowing base was reaffirmed at $375.0 million through May 1, 2012.
Borrowings under our senior secured revolving credit facility are made, at our option, as either Eurodollar loans or Alternate Base Rate (“ABR”) loans. As of September 30, 2011, the balance outstanding under our senior secured revolving credit facility was $20.0 million, all of which was a Eurodollar loan.
Interest on Eurodollar loans is computed at the Adjusted LIBO Rate, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in our senior secured revolving credit facility, plus a margin where the margin varies from 1.75% to 2.75% depending on the utilization percentage of the conforming borrowing base. From April 1, 2011 until October 1, 2011, the margin was fixed at 2.25%. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.
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
In October 2011, we amended the Asset Sale Covenant in our senior secured revolving credit facility to permit the sale of certain oil and natural gas properties located in our Rocky Mountains area as well as the sale of substantially all the remaining assets of Green Country Supply, Inc., our wholly-owned subsidiary. We expect to close the sale of our Rocky Mountains oil and natural gas properties on November 30, 2011 for a cash price of $36.5 million subject to adjustments as provided in the agreement. We closed the sale of the assets of Green Country Supply, Inc. on November 7, 2011 for a cash price of $4.7 million.

Our senior secured revolving credit facility requires us to maintain a current ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our senior secured revolving credit facility, we consider the current ratio calculated under our senior secured revolving credit facility to be a useful measure of our liquidity because it includes the funds available to us under our senior secured revolving credit facility and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At September 30, 2011 and December 31, 2010, our current ratio as computed using GAAP was 0.95 and 0.87, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 3.66 and 3.78, respectively. The following table reconciles our current assets and current liabilities using GAAP to the same items for purposes of calculating the current ratio for our loan compliance:

(dollars in thousands)	September 30, 2011	December 31, 2010
Current assets per GAAP	$154,232	$142,348
Plus—Availability under senior secured revolving credit facility	354,080	374,080
Less—Short-term derivative instruments	(41,492)	(1,429)
Less—Deferred tax asset on derivative instruments and asset retirement obligations	—	(9,655)
Current assets as adjusted	$466,820	$505,344
Current liabilities per GAAP	$163,026	$163,347
Less—Short term derivative instruments	—	(28,853)
Less—Short-term asset retirement obligations	(1,350)	(690)
Less—Deferred tax liability on derivative instruments and asset retirement obligations	(34,096)	—
Current liabilities as adjusted	$127,580	$133,804
Current ratio for loan compliance	3.66	3.78
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

Results of operations
Revenues and production
The following table presents information about our oil and natural gas sales before the effects of commodity derivative settlements:

	Three months ended		Percentage change	Nine months ended		Percentage change
	September 30,			September 30,
	2011	2010		2011	2010
Oil and natural gas sales (dollars in thousands)
Oil	$107,409	$72,703	47.7%	$333,285	$215,516	54.6%
Natural gas	22,496	25,480	(11.7)%	70,701	79,827	(11.4)%
Total	$129,905	$98,183	32.3%	$403,986	$295,343	36.8%
Production
Oil (MBbls)	1,271	1,024	24.1%	3,727	2,977	25.2%
Natural gas (MMcf)	5,682	6,108	(7.0)%	16,512	17,892	(7.7)%
MBoe	2,218	2,042	8.6%	6,479	5,959	8.7%
Average sales prices (excluding derivative settlements)
Oil per Bbl	$84.51	$71.00	19.0%	$89.42	$72.39	23.5%
Gas per Mcf	$3.96	$4.17	(5.0)%	$4.28	$4.46	(4.0)%
Boe	$58.57	$48.08	21.8%	$62.35	$49.56	25.8%
Oil and natural gas revenues increased $31.7 million, or 32%, during the third quarter of 2011 compared to the third quarter of 2010 due to a 22% increase in the average price per Boe combined with a 9% increase in sales volumes. Oil production for the third quarter of 2011 increased compared to the third quarter of 2010 primarily due to our drilling activity. Gas production for the third quarter of 2011 decreased compared to the third quarter of 2010 primarily due to the decline in production in the Haley area of our Permian Basin Area, which accounted for approximately 13% and 18% of total natural gas production during the third quarter of 2011 and 2010, respectively.
Oil and natural gas revenues increased $108.6 million, or 37%, during the first nine months of 2011 compared to the first nine months of 2010 due to a 26% increase in the average price per Boe combined with a 9% increase in sales volumes. Oil production for the first nine months of 2011 increased compared to the first nine months of 2010 primarily due to our drilling activity. Gas production for the first nine months of 2011 decreased compared to the first nine months of 2010 primarily due to the decline in production in the Haley area of our Permian Basin Area, which accounted for approximately 12% and 18% of total natural gas production during the nine months ended September 30, 2011 and 2010, respectively.

The relative impact of changes in commodity prices and sales volumes on our oil and natural gas sales before the effects of hedging is shown in the following table:

	Three months ended		Nine months ended
	September 30, 2011 vs. 2010		September 30, 2011 vs. 2010
(dollars in thousands)	Sales change	Percentage change in sales	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$17,169	23.6%	$63,474	29.4%
Production	17,537	24.1%	54,295	25.2%
Total change in oil sales	$34,706	47.7%	$117,769	54.6%
Change in natural gas sales due to:
Prices	$(1,207)	(4.7)%	$(2,969)	(3.7)%
Production	(1,777)	(7.0)%	(6,157)	(7.7)%
Total change in natural gas sales	$(2,984)	(11.7)%	$(9,126)	(11.4)%
Production volumes by area were as follows (MBoe):

	Three months ended		Percentage change	Nine months ended		Percentage change
	September 30,			September 30,
	2011	2010		2011	2010
Enhanced Oil Recovery Project Areas	300	269	11.5%	857	798	7.4%
Anadarko Basin Area	792	607	30.5%	2,282	1,839	24.1%
Central Oklahoma Area	515	500	3.0%	1,469	1,452	1.2%
Permian Basin Area	326	396	(17.7)%	988	1,122	(11.9)%
Other	285	270	5.6%	883	748	18.0%
Total	2,218	2,042	8.6%	6,479	5,959	8.7%
The increase in production in the Anadarko Basin Area is primarily due to our drilling activity in the Area. Eight of our Anadarko Basin Area wells, which came online in 2011, accounted for approximately 11% and 10% of our total production during the three and nine months ended September 30, 2011.
The decrease in production in the Permian Basin Area is primarily due the natural decline in production from wells in the Haley area, which accounted for approximately 5% of total production during the three and nine months ended September 30, 2011 compared to approximately 9% of total production during the three and nine months ended September 30, 2010. Due to prevailing low natural gas prices, we have reduced our capital expenditures for natural gas projects during 2011.
On October 18, 2011, we entered into an agreement to sell certain oil and natural gas properties located in our Rocky Mountains area to Charger Resources, LLC for a cash price of $36.5 million subject to adjustments as provided in the agreement. The sale is scheduled to close on November 30, 2011. Our Rocky Mountains area, which is included in the line item "Other" in the production table above, accounted for approximately 2% of our total production in each of the three and nine months ended September 30, 2011 and 2010.

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
Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements, excluding early derivative monetizations, on realized prices:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Oil (per Bbl):
Before derivative settlements	$84.51	$71.00	$89.42	$72.39
After derivative settlements	$77.31	$71.74	$77.53	$70.52
Post-settlement to pre-settlement price	91.5%	101.0%	86.7%	97.4%
Natural gas (per Mcf):
Before derivative settlements	$3.96	$4.17	$4.28	$4.46
After derivative settlements	$5.27	$5.90	$5.66	$6.14
Post-settlement to pre-settlement price	133.1%	141.5%	132.2%	137.7%
The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

(dollars in thousands)	September 30, 2011	December 31, 2010
Derivative assets (liabilities):
Natural gas swaps	$24,921	$32,408
Oil swaps	32,497	(58,200)
Oil collars	16,994	1,509
Natural gas basis differential swaps	(2,737)	(5,623)
Net derivative asset (liability)	$71,675	$(29,906)
Effective April 1, 2010, we elected to de-designate all of our commodity derivative contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively. As a result, all gains and losses from changes in the fair value of our derivative contracts subsequent to March 31, 2010 are recognized immediately in non-hedge derivative gains (losses) in the consolidated statement of operations. As of September 30, 2011, accumulated other comprehensive income (“AOCI”) consists of deferred net gains of $76.9 million ($47.6 million net of tax) related to discontinued cash flow hedges that will be recognized as gains (losses) from oil and natural gas hedging activities through December 2013 as the hedged production is sold.

The effects of derivative activities on our results of operations and cash flows for the third quarters of 2011 and 2010 were as follows:

	Three months ended September 30,
	2011		2010
(dollars in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)
Loss from oil and natural gas hedging activities:
Oil swaps	$(6,889)	$—	$(8,491)	$—
Natural gas swaps	—	—	325	—
Loss from oil and natural gas hedging activities	$(6,889)	$—	$(8,166)	$—
Non-hedge derivative gains (losses):
Oil swaps and collars	$90,020	$(9,148)	$(16,778)	$755
Natural gas swaps and collars	4,338	9,329	4,242	12,081
Natural gas basis differential contracts	947	(1,885)	244	(1,516)
Non-hedge derivative gains (losses)	$95,305	$(1,704)	$(12,292)	$11,320
Total gains (losses) from derivative activities	$88,416	$(1,704)	$(20,458)	$11,320
During the third quarters of 2011 and 2010, respectively, we reclassified into earnings losses of $6.9 million and $8.2 million, which were associated with derivatives for which hedge accounting was previously discontinued.
We recognized non-hedge derivative gains (losses) of $93.6 million and $(1.0) million for the three months ended September 30, 2011 and 2010, respectively. The fluctuation in non-hedge derivative gains (losses) from period to period is due primarily to the significant volatility of oil and natural gas prices and to changes in our outstanding derivative contracts during these periods.

The effects of derivative activities on our results of operations and cash flows for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine months ended September 30,
	2011		2010
(dollars in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)
Loss from oil and natural gas hedging activities:
Oil swaps	$(20,450)	$—	$(17,042)	$(5,504)
Natural gas swaps	—	—	1,189	—
Loss from oil and natural gas hedging activities	$(20,450)	$—	$(15,853)	$(5,504)
Non-hedge derivative gains (losses):
Oil swaps and collars	$106,183	$(44,330)	$16,264	$(60)
Natural gas swaps and collars	(7,488)	28,659	8,672	38,045
Natural gas basis differential contracts	2,886	(5,939)	7,739	(8,005)
Derivative monetizations	—	—	193	7,097
Non-hedge derivative gains (losses)	$101,581	$(21,610)	$32,868	$37,077
Total gains (losses) from derivative activities	$81,131	$(21,610)	$17,015	$31,573
Our loss from oil and natural gas hedging activities during the nine months ended September 30, 2011 and 2010, respectively, included net losses of $20.5 million and $15.9 million reclassified into earnings, which were associated with derivatives for which hedge accounting was previously discontinued.
During the first nine months of 2010, we unwound and monetized oil swaps and collars and natural gas collars with original settlement dates from April 2010 through December 2012 for net proceeds of $7.1 million, and we recognized a gain of $7.3 million associated with these transactions.
We recognized non-hedge derivative gains of $80.0 million and $69.9 million for the nine months ended September 30, 2011 and 2010, respectively. The fluctuation in non-hedge derivative gains (losses) from period to period is due primarily to the significant volatility of oil and natural gas prices and basis differentials and to changes in our outstanding derivative contracts during these periods.

Lease operating expenses

	Three months ended September 30,		Percentage change	Nine months ended September 30,		Percentage change
	2011	2010		2011	2010
Lease operating expenses (in thousands)	$31,830	$28,466	11.8%	$91,134	$80,141	13.7%
Lease operating expenses per Boe	$14.35	$13.94	2.9%	$14.07	$13.45	4.6%
Lease operating costs are sensitive to changes in demand for field equipment, services, and qualified operational personnel, which is driven by demand for oil and natural gas. However, the timing of changes in operating costs may lag behind changes in commodity prices.
Our lease operating expenses increased by $3.4 million, or $0.41 per Boe, during the third quarter of 2011 compared to the third quarter of 2010, and $11.0 million, or $0.62 per Boe, during the first nine months of 2011 compared to the first nine months of 2010, primarily due to our increased activity combined with the upward pressure on operating and service costs associated with higher oil prices.
Production taxes (which include ad valorem taxes)

	Three months ended September 30,		Percentage change	Nine months ended September 30,		Percentage change
	2011	2010		2011	2010
Production taxes (in thousands)	$8,626	$5,533	55.9%	$26,706	$18,713	42.7%
Production taxes per Boe	$3.89	$2.71	43.5%	$4.12	$3.14	31.2%
Production taxes generally change in proportion to oil and natural gas sales. The increase in production taxes during the third quarter of 2011 compared to the third quarter of 2010 was primarily due to the 22% increase in average realized prices combined with the 9% increase in sales volumes. We also received production tax credits of $1.6 million for certain high cost gas wells during the third quarter of 2010, which reduced our production tax expense per Boe for the period. The increase in production taxes during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to the 26% increase in average realized prices combined with the 9% increase in sales volumes.

Depreciation, depletion and amortization (“DD&A”)

	Three months ended September 30,		Percentage change	Nine months ended September 30,		Percentage change
	2011	2010		2011	2010
DD&A (in thousands):
Oil and natural gas properties	$33,584	$23,994	40.0%	$97,517	$67,443	44.6%
Property and equipment	2,561	2,374	7.9%	7,713	6,920	11.5%
Accretion of asset retirement obligation	914	826	10.7%	2,683	2,419	10.9%
Total DD&A	$37,059	$27,194	36.3%	$107,913	$76,782	40.5%
DD&A per Boe:
Oil and natural gas properties	$15.14	$11.75	28.9%	$15.05	$11.32	33.0%
Other fixed assets	$1.57	$1.57	—%	$1.61	$1.57	2.5%
Total DD&A per Boe	$16.71	$13.32	25.5%	$16.66	$12.89	29.2%
We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and costs, and thus our DD&A rate could change significantly in the future. DD&A on oil and natural gas properties increased $9.6 million in the third quarter of 2011 compared to the third quarter of 2010, of which $7.5 million was due to a higher rate per equivalent unit of production and $2.1 million was due to the increase in production. Our DD&A rate per equivalent unit of production increased $3.39 to $15.14 per Boe primarily due to higher estimated future development costs for proved undeveloped reserves and higher cost reserve additions.
DD&A on oil and natural gas properties increased $30.1 million in the first nine months of 2011 compared to the first nine months of 2010, of which $24.2 million was due to a higher rate per equivalent unit of production and $5.9 million was due to the increase in production. Our DD&A rate per equivalent unit of production increased $3.73 to $15.05 per Boe primarily due to higher estimated future development costs for proved undeveloped reserves and higher cost reserve additions.
General and administrative expenses (“G&A”)

	Three months ended September 30,		Percentage change	Nine months ended September 30,		Percentage change
(dollars in thousands, excluding per Boe amounts)	2011	2010		2011	2010
Gross G&A expenses	$14,862	$11,518	29.0%	$41,089	$32,697	25.7%
Capitalized exploration and development costs	(3,799)	(3,834)	(0.9)%	(12,451)	(10,702)	16.3%
Net G&A expenses	$11,063	$7,684	44.0%	$28,638	$21,995	30.2%
Average G&A cost per Boe	$4.99	$3.76	32.7%	$4.42	$3.69	19.8%
G&A expenses for the three and nine months ended September 30, 2011 increased by $1.23 per Boe and $0.73 per Boe, respectively, compared to the three and nine months ended September 30, 2010, primarily due to higher compensation, land, and legal costs caused by our heightened level of activity and our high level of investment in EOR properties, which does not generate near-term production. Stock-based compensation expenses included in G&A were $0.8 million and $0.9 million, respectively, for the three months ended September 30, 2011 and 2010, and were $2.6 million and $1.7 million, respectively, during the nine months ended September 30, 2011 and 2010.

Other income and expenses
Interest expense. The following table presents interest expense for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2011	2010	2011	2010
Senior secured revolving credit facility	$82	$1,346	$82	$10,118
8.5% Senior Notes due 2015	—	7,124	4,588	21,360
8.875% Senior Notes due 2017	7,442	7,421	22,309	22,249
9.875% Senior Notes due 2020	7,619	1,518	22,587	1,518
8.25% Senior Notes due 2021	8,567	—	20,393	—
Bank fees and other interest	1,400	1,405	4,277	4,412
Capitalized interest	(640)	(345)	(1,835)	(1,102)
Total interest expense	$24,470	$18,469	$72,401	$58,555
Average long-term borrowings	$1,049,143	$893,390	$1,032,631	$970,087
Total interest expense increased by $6.0 million during the third quarter of 2011 compared to the third quarter of 2010, and by $13.8 million during the first nine months of 2011 compared to the first nine months of 2010 primarily due to higher average interest rates combined with increased levels of borrowing.
Loss on extinguishment of debt. On February 22, 2011, we issued $400.0 million aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes due 2015, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes. During the three and nine months ended September 30, 2011, we recorded a loss associated with the refinancing of our 8.5% Senior Notes of $0 and $20.6 million, respectively.
On April 12, 2010, we entered into and closed an Eighth Restated Credit Agreement. We used the proceeds available under the Eighth Restated Credit Agreement to repay the amounts owing under our Seventh Restated Credit Agreement. During the three and nine months ended September 30, 2010, we recorded a loss of $0 and $2.2 million, respectively, related to the write off of prepaid bank fees associated with our Seventh Restated Credit Agreement.

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

We define adjusted EBITDA as net income (loss), adjusted to exclude (1) interest and other financing costs, net of capitalized interest, (2) income taxes, (3) depreciation, depletion and amortization, (4) unrealized (gain) loss on ineffective portion of hedges and reclassification adjustments, (5) non-cash change in fair value of non-hedge derivative instruments, (6) interest income, (7) stock-based compensation expense, (8) gain or loss on disposed assets, and (9) impairment charges and other significant, unusual charges.
In April 2011, we amended the definition of Consolidated EBITDAX in our senior secured revolving credit facility to permit the exclusion of our reasonable and customary fees and expenses related to the refinancing of our 8.5% Senior Notes due 2015 from the calculation of Consolidated EBITDAX.
The following table provides a reconciliation of our net income to adjusted EBITDA for the specified periods:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Net income	$64,596	$879	$71,726	$51,221
Interest expense	24,470	18,469	72,401	58,555
Income tax expense	39,091	981	44,942	33,390
Depreciation, depletion, and amortization	37,059	27,194	107,913	76,782
Unrealized loss on ineffective portion of hedges and reclassification adjustments	6,889	8,166	20,450	15,853
Non-cash change in fair value of non-hedge derivative instruments	(95,305)	12,292	(101,581)	(42,286)
Proceeds from monetization of derivatives with a scheduled maturity date more than 12 months from the monetization date included in EBITDA	—	—	—	9,418
Interest income	(19)	4	(101)	(108)
Stock-based compensation expense	740	911	2,613	1,778
(Gain) loss on disposed assets	187	(114)	138	(188)
Loss on extinguishment of debt	—	—	20,576	2,241
Adjusted EBITDA	$77,708	$68,782	$239,077	$206,656

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
Oil and natural gas prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our senior secured revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our production for the nine months ended September 30, 2011, our gross revenues from oil and gas sales would change approximately $3.7 million for each $1.00 change in oil prices and $1.7 million for each $0.10 change in natural gas prices.
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

Our outstanding oil and natural gas derivative instruments as of September 30, 2011, are summarized below:

	Oil derivatives
	Swaps		Collars		Three-way collars
						Weighted average fixed price per Bbl
	Volume MBbls	Weighted average fixed price per Bbl	Volume MBbls	Weighted average range (fixed price per Bbl)	Volume MBbls	Additional put option	Floor	Ceiling	Percent of PDP production (1)
4Q 2011	777	$76.83	21	$ 110.00 - $ 153.00	—	$—	$—	$—	80.8%
1Q 2012	536	94.81	—	—	210	67.14	90.00	110.26	80.1%
2Q 2012	504	94.17	—	—	210	67.14	90.00	110.26	80.0%
3Q 2012	480	93.75	—	—	210	67.14	90.00	110.26	79.9%
4Q 2012	463	93.50	—	—	210	67.14	90.00	110.26	80.1%
1Q 2013	135	102.97	—	—	270	73.33	97.22	126.00	49.5%
2Q 2013	135	102.52	—	—	270	73.33	97.22	126.00	50.8%
3Q 2013	135	102.24	—	—	270	73.33	97.22	126.00	52.0%
4Q 2013	135	102.05	—	—	270	73.33	97.22	126.00	55.0%
	3,300		21		1,920

	Natural gas swaps			Natural gas basis protection swaps
	Volume BBtu	Weighted average fixed price per Btu	Percent of PDP production(1)	Volume BBtu	Weighted average fixed price per Btu
4Q 2011	4,620	$6.51	78.7%	3,610	$0.65
1Q 2012	3,000	5.11	56.2%	2,100	0.30
2Q 2012	3,000	4.94	60.5%	2,100	0.30
3Q 2012	3,000	5.01	64.3%	2,100	0.30
4Q 2012	3,000	5.19	67.7%	2,100	0.30
1Q 2013	1,800	5.34	42.5%	—	—
2Q 2013	1,800	5.07	44.2%	—	—
3Q 2013	1,800	5.16	45.9%	—	—
4Q 2013	1,800	5.40	49.2%	—	—
	23,820			12,010
(1) Based on our most recent internally estimated PDP production for such periods.
Subsequent to September 30, 2011, we entered into additional oil swaps for 60 MBbls for the periods of November 2011 through December 2011 with a weighted average price of $93.25.

Interest rates. All of the outstanding borrowings under our senior secured revolving facility as of September 30, 2011 are subject to market rates of interest as determined from time to time by the banks. We may designate borrowings under our senior secured revolving credit facility as either ABR loans or Eurodollar loans. ABR loans bear interest at a fluctuating rate that is linked to the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in the senior secured revolving credit facility, plus 1/2 of 1%, or (3) the Adjusted LIBO rate, as defined in our senior secured revolving credit facility, plus 1%. Eurodollar loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $375.0 million, equal to our borrowing base at September 30, 2011, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $3.8 million.

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
There have been no material changes in the status of Naylor Farms, Inc. v. Chaparral Energy, L.L.C., which was discussed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
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
Information with respect to risk factors is included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. Except for the change set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, there have been no material changes to the risk factors since the filing of such Form 10-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1
Fifth Amendment to Eighth Restated Credit Agreement, dated as of October 31, 2011, by and among Chaparral Energy, Inc. in its capacity as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A. as Administrative Agent, and each of the Lenders named therein.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated November 14, 2011

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPARRAL ENERGY, INC.

By:	/s/ Mark A. Fischer
Name:	Mark A. Fischer
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph O. Evans
Name:	Joseph O. Evans
Title:	Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)
Date: November 14, 2011

EXHIBIT INDEX

Exhibit No.	Description
10.1
Fifth Amendment to Eighth Restated Credit Agreement, dated as of October 31, 2011, by and among Chaparral Energy, Inc. in its capacity as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A. as Administrative Agent, and each of the Lenders named therein.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated November 14, 2011

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference