Form 10-K
period 2011-12-31
Chaparral Energy, Inc.
filed 2012-03-29
CIK 1346980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________
Form 10-K
____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
None.
____________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
(Explanatory Note: The registrant is a voluntary filer and is not subject to the filing requirements of the Securities Exchange Act of 1934. However, during the preceding 12 months, the registrant has filed all reports that it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant was subject to the filing requirements of the Securities Exchange Act of 1934.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common equity held by non-affiliates of the registrant is not determinable as such shares are privately held and there is no public market for such shares.
Number of shares outstanding of each of the issuer’s classes of common stock as of March 29, 2012:

Class	Number of shares
Class A Common Stock, $0.01 par value	66,485
Class B Common Stock, $0.01 par value	357,882
Class C Common Stock, $0.01 par value	209,882
Class D Common Stock, $0.01 par value	279,999
Class E Common Stock, $0.01 par value	504,276
Class F Common Stock, $0.01 par value	1
Class G Common Stock, $0.01 par value	3

CHAPARRAL ENERGY, INC.

CAUTIONARY NOTE
REGARDING FORWARD-LOOKING STATEMENTS
This report includes statements that constitute forward-looking statements within the meaning of the federal securities law. These statements are subject to risks and uncertainties. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flow, pending legal and regulatory proceedings and claims, including environmental matters, future economic performance, operating income, cost savings, management’s plans, strategies, goals and objectives for future operations and growth. These forward-looking statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” “seek,” “project,” “plan” or similar expressions. Any statement that is not an historical fact is a forward-looking statement. It should be understood that these forward-looking statements are necessarily estimates reflecting the best judgment of senior management, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements in this report may include, for example, statements about:

•	fluctuations in demand or the prices received for oil and natural gas;

•	the amount, nature and timing of capital expenditures;

•	drilling, completion and performance of wells;

•	competition and government regulations;

•	timing and amount of future production of oil and natural gas;

•	costs of exploiting and developing properties and conducting other operations, in the aggregate and on a per-unit equivalent basis;

•	changes in proved reserves;

•	operating costs and other expenses;

•	cash flow and anticipated liquidity;

•	estimates of proved reserves;

•	exploitation of property acquisitions; and

•	marketing of oil and natural gas.

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

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements contained herein. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

Limestone/carbonate
A sedimentary rock composed primarily of calcium carbonate.  It is an important reservoir rock for hydrocarbon production in the earth’s subsurface.  It can be composed of various calcium carbonate grains or chemically precipitated.  It often contains variable amounts of silica, silt, and clay.  It is highly soluble which often results in secondary porosity and karsting.  This can vary greatly from place to place.  These factors all generally make this rock type a more heterogeneous deposit than sandstone.

MBbls	One thousand barrels of crude oil, condensate, or natural gas liquids.

MBoe	One thousand barrels of crude oil equivalent.

Mcf	One thousand cubic feet of natural gas.

MMBbls	One million barrels of crude oil, condensate, or natural gas liquids.

MMBoe	One million barrels of crude oil equivalent.

MMBtu	One million British thermal units.

MMcf	One million cubic feet of natural gas.

MMcf/d	Millions of cubic feet per day.

Net acres	The percentage of total acres an owner has out of a particular number of acres, or in a specified tract. An owner who has a 50% interest in 100 acres owns 50 net acres.

NYMEX	The New York Mercantile Exchange.

PDP	Proved developed producing.

Play	A term describing an area of land following the identification by geologists and geophysicists of reservoirs with potential oil and natural gas reserves.

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

Sandstone
A clastic sedimentary rock composed mainly of cemented sand-sized minerals or rock grains. Most sandstone is composed of quartz or feldspar. It is an important reservoir rock for hydrocarbon production in the earth’s subsurface. It is usually a more resistant rock than limestone and generally has less lateral variability in porosity

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

PART I
Unless the context requires otherwise, references in this annual report to the “Company,” “Chaparral,” “we,” “our,” and “us” refer to Chaparral Energy, Inc. and its subsidiaries on a consolidated basis. We have provided definitions of terms commonly used in the oil and natural gas industry in the “Glossary of terms” at the beginning of this annual report.

ITEMS 1. AND 2. BUSINESS AND PROPERTIES
Overview
We are a growing independent oil and natural gas production and exploitation company. Since our inception in 1988, we have increased reserves and production primarily through property acquisitions and development activities. Our core operations consist of enhanced oil recovery (“EOR”) projects and conventional (non-EOR) oil and natural gas production activities focused in the Mid-Continent and Permian Basin areas. We maintain a portfolio of proved and unproved reserves, development and exploratory drilling opportunities, and EOR projects. Starting in 2011, we began to redirect our capital expenditures from the drilling of vertical wells to repeatable resource plays and increased our level of expenditures on EOR projects.
As of December 31, 2011, we had estimated proved reserves of 156.3 MMBoe with a PV-10 value of approximately $2.3 billion. These estimated proved reserves included 29.6 MMBoe of EOR reserves. Our reserves were 64% proved developed and 64% crude oil. For the year ended December 31, 2011, our average daily production was 23.7 MBoe, our estimated reserve life was approximately 18 years, and our oil and natural gas revenues were $530.0 million. We set forth our definition of PV-10 value (a non-GAAP measure) and a reconciliation of the standardized measure of discounted future net cash flows to PV-10 value on page 26.
From 2003 to 2011, our proved reserves and production grew at a compounded annual growth rate of 15% and 16%, respectively. During this period, we have grown primarily through a combination of developmental drilling and a disciplined strategy of acquiring proved oil and natural gas reserves, followed by exploitation activities and the acquisition of additional interests in or near these acquired properties. We have typically pursued properties in the second half of their life with stable production, shallow decline rates and with particular producing trends and characteristics indicative of production or reserve enhancement opportunities. Since 2010, we have reduced the amount of costs incurred for proved property acquisitions and spent more on acquisition of leasehold acreage and exploration costs in resource plays with repeatable drilling opportunities. In 1993, we began acquiring properties with CO2 EOR potential, and we have initiated CO2 injection in 10 of these units to date. In 2005 and 2006, we completed two larger acquisitions of $152.9 million and $480.5 million, respectively, of oil and natural gas properties which contained substantial CO2 EOR potential and complemented our existing property base. We currently expect our long term growth to come from the development of our CO2 EOR operations, with our near term growth coming from drilling activities.

Business Strategy
We are positioned to grow our reserves and production profitably through our oil focused drilling activities, primarily in our repeatable resource plays, in the near term and through our CO2 EOR projects in the long term. From 2003 to 2011, we have grown proved reserves and production by a compounded annual growth rate of 15% and 16%, respectively, through a combination of drilling and acquisition success. Our reserve replacement ratio, which reflects our reserve additions from acquisitions, extensions and discoveries, and improved recoveries in a given period stated as a percentage of our production in the same period, has averaged 422% per year from 2003 through 2011. We replaced approximately 169% of our production in 2011.
As part of our strategy to grow reserves and production profitably, we seek to serve as operator of the wells in which we own a significant interest. As operator, we are better positioned to control the (1) timing and plans for future enhancement and exploitation efforts; (2) costs of enhancing, drilling, completing and producing the wells; and (3) marketing negotiations for our oil and natural gas production to maximize both volumes and wellhead price. As of December 31, 2011, we operated properties comprising approximately 85% of our proved reserves. We also strive to minimize commodity price risk through our financial hedging program. The principal elements of our strategy are described further below.
Focus drilling program on repeatable resource plays. During the year ended December 31, 2011, we spent approximately $199.4 million on drilling. We consider our repeatable resource plays to include the Northern Oklahoma Mississippi Play, the Anadarko Granite Wash, the Anadarko Cleveland Sand, the Anadarko Woodford Shale, the Panhandle Marmaton, and the Bone Spring/Avalon Shale. During 2011, we spent $104.5 million of our drilling capital in these plays. Our drilling expenditures represented approximately 62% of our total capital expenditures for oil and natural gas properties and approximately 90% of our increase in reserves related to purchases of minerals in place, extensions and discoveries, and improved recoveries for 2011. In 2012, we currently plan to spend approximately 47% of our capital expenditures, or $148.0 million, on drilling, including $103.0 million in our repeatable resource plays mentioned above. As more fully discussed in the section “Risk factors,” our actual drilling activities may change depending on the availability of financing and capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs, drilling results and other factors.

Expand EOR activities. We define EOR activities as activities on properties that have proved EOR reserves, ongoing EOR operations, or that have an approved authorization for expenditure for EOR operations. As of December 31, 2011, our active EOR projects include 11 units where we are actively injecting CO2 and one project at our North Burbank Unit where polymer is utilized. We plan to continue the polymer program and introduce CO2 into the North Burbank Unit in 2013. During 2011, we spent $88.2 million, which was an increase from $37.7 million in 2010 and included $33.0 million classified as exploration costs, on the development of our EOR assets, and we have budgeted $135.0 million for development of our EOR assets in 2012. On an ongoing basis, we expect our capital investments in EOR to be within the range of $75.0 million to $125.0 million per year.
CO2 used in EOR is an efficient method of producing crude oil. CO2 EOR involves the injection of CO2, which mixes with the remaining oil in place in the producing reservoir, followed by the injection of water in alternating cycles to drive the oil to producing wells and control gas processing rates, a process known as water alternating gas (“WAG”). Since we commenced CO2 injection in the Camrick Unit in 2001, we have gradually increased our emphasis on EOR operations. Beginning in 2010, we have further heightened our focus on this aspect of our business. During the past decade, we have learned a significant amount about the production of CO2, transportation of CO2, and EOR operations. Our EOR operations accounted for approximately 6% of our 2011 production and approximately 19% of our proved reserves at December 31, 2011. We believe CO2-based EOR has many advantages, including: (1) it has a lower risk since we are working in fields that have substantial production histories and other historic data (i.e., known oil); (2) it provides a reasonable rate of return; and (3) we have limited competition for this type of activity in our primary EOR project areas.
Our active EOR projects are located in the Burbank area of northeast Oklahoma (“Burbank”), the Panhandle areas of Oklahoma and Texas (“Panhandle”), Central Oklahoma (“Central Oklahoma”), and the Permian Basin Area in West Texas and Southeast New Mexico (“Permian Basin Area”). In addition to our operated projects, we hold ownership interests in outside-operated CO2 projects in the Panhandle Area, and have a small ownership interest in one outside-operated active EOR property in the Permian Basin Area. We currently have a total of 82 properties that we are analyzing in regard to their CO2 EOR potential. To support our operated CO2 projects, we have CO2 supply agreements for the Panhandle and Central Oklahoma properties. We have also developed a CO2 pipeline infrastructure system with ownership interests in 405 miles (245 net) of CO2 pipelines, of which more than 325 miles are currently active. During 2011, we made contractual arrangements for a new CO2 supply that will be transported to the Burbank Area. All of the CO2 injected in our operated EOR units is anthropogenic (man-made) CO2 which is captured from three different sources. We believe we are the largest and one of only a few CO2 EOR operators that use exclusively anthropogenic CO2 from industrial manufacturing.

Acquire properties for future growth. In 2011, we redirected our acquisition expenditures from mature properties with enhancement opportunities to prospect acreage in areas we consider to be repeatable resource plays.
Our total acquisitions during the year ended December 31, 2011 were $16.8 million, including $1.0 million of proved reserve acquisitions, which represented approximately 3% of our increase in reserves related to purchases of minerals in place, extensions and discoveries, and improved recoveries for 2011. During the third quarter of 2011, we acquired an exclusive Concession Agreement with the Osage Minerals Council (the decision making agency of the Osage Indian Nation with respect to minerals affairs) to lease and potentially develop oil and natural gas rights (excluding coalbed methane rights) on 217,000 acres (including approximately 135,600 acres currently available to us) in Osage County, Oklahoma through June 30, 2014. During 2011, we spent $8.4 million on leasehold acquisitions in our Northern Oklahoma Mississippi play, which includes the area covered by the Concession Agreement. We have budgeted $15.0 million, or 5% of our total capital expenditures, for acquisitions in 2012. We will continue to consider individual field acquisitions that would complement our oil resource strategy.
Apply technical expertise to enhance mature properties. We seek to maximize the production and economic value of our base of mature properties through enhancement techniques and the reduction of operating costs. We have built our business around a strong engineering team with expertise in the areas where we operate. We believe retaining our own field staff and operating offices close to our properties allows us to maintain tight control over our operations. We have 25 field offices in Oklahoma, Texas, Kansas and Louisiana. Our personnel possess a high degree of expertise in working with lower pressure or depleted reservoirs and, as a result, are able to identify enhancement opportunities with low capital requirements such as installing a plunger lift, pumping unit or compressor, as well as returning inactive wells to production by repairing various mechanical problems. Minimal amounts of investment have significantly enhanced the value of many of our properties. As of December 31, 2011, our proved reserves included 893 shut-in and behind-pipe enhancement projects requiring total estimated capital expenditures of $87.8 million over the life of the reserves.

Maintain an experienced management team and strong investor support. Mark Fischer, our Chief Executive Officer and founder, has operated in the oil and natural gas industry for 40 years after starting his career at Exxon Mobil Corporation as a petroleum engineer. Joe Evans, our Chief Financial Officer, has over 35 years of experience in the oil and natural gas industry. Earl Reynolds, who became our Chief Operating Officer in February 2011, has 29 years of oil and natural gas production experience. Individuals in our 23-person management team have an average of 32 years of experience in the oil and natural gas industry.
CCMP Capital is a leading global private equity firm with a 21-year history investing approximately $1.4 billion in energy. CCMP Managing Directors Chris Behrens and Karl Kurz joined our board of directors in 2010. Mr. Behrens has worked in private equity for 17 years and co-leads CCMP Capital’s energy investment activities with Mr. Kurz. Mr. Kurz was chief operating officer of Anadarko Petroleum Corporation where he oversaw the company’s global exploration and production, marketing, midstream, land, technology and services and was a member of the company’s executive committee from 2004 to 2009.
Hedge production to stabilize cash flow. Our long-lived reserves provide us with relatively predictable production. To protect cash flows that we use for on-going operations and for capital investments, we enter into commodity price swaps, costless collars, and basis protection swaps. Derivative positions are adjusted in response to changes in prices and market conditions as part of an ongoing dynamic process.
Based on our year-end proved reserves estimated using SEC pricing, as of December 31, 2011, we had derivative contracts in place for approximately 63% and 49%, respectively, of our estimated oil and natural gas liquids and natural gas production through 2013. During 2011, we paid $57.6 million on the net settlement of our derivative oil contracts and received $34.1 million on the net settlement of our derivative natural gas contracts through a period of increasing oil prices and decreasing natural gas prices. During 2010 and 2009, we received net derivative settlements of $40.0 million and $157.9 million, respectively, which included proceeds from early derivative monetizations of $7.1 million and $111.9 million, respectively.

Properties
The following table presents our proved reserves and PV-10 value as of December 31, 2011 and average daily production for the year ended December 31, 2011, by our areas of operation. Reserves as of December 31, 2011 were estimated using SEC pricing, which was $96.19 per Bbl of oil and $4.11 per Mcf of gas.

	Proved reserves as of December 31, 2011					Average daily production (MBoe per day) Year ended December 31, 2011
	Oil (MBbls)(1)	Natural gas (MMcf)	Total (MBoe)	Percent of total MBoe	PV-10 value ($MM)
Enhanced Oil Recovery Project Areas	45,046	360	45,106	28.9%	$773.2	3.2
Mid-Continent Area	40,207	221,514	77,126	49.3%	1,110.5	13.8
Permian Basin Area	8,867	61,722	19,154	12.3%	247.0	3.6
Other	6,260	51,684	14,874	9.5%	178.4	3.1
Total	100,380	335,280	156,260	100.0%	$2,309.1	23.7
____________
(1)    Includes natural gas liquids.
Our properties have relatively long reserve lives and highly predictable production profiles. In general, these properties have extensive production histories and production enhancement opportunities. As of December 31, 2011, we owned interests in 8,680 gross (2,932 net) producing wells and we operated wells representing approximately 85% of our proved reserves. The high proportion of reserves in our operated properties allows us to exercise more control over expenses, capital allocations and the timing of development and exploitation activities in our fields.

Enhanced Oil Recovery Project Areas
Our EOR Project Areas include both EOR activities and ongoing conventional activities, as reflected in the following table:

As of and for the year ended December 31, 2011	EOR	Conventional	Total for EOR Project Areas
Reserves (MBoe)	29,627	15,479	45,106
Production (Boe/d)	1,540	1,627	3,167
Drilling and enhancements (in thousands)	$88,202	$2,620	$90,822
We have been actively implementing and managing CO2 EOR in the Panhandle Area and in Central Oklahoma since 2001. We now have CO2 supply agreements in place in the Burbank, Panhandle, and Central Oklahoma Areas, and we have built and/or expanded CO2 pipelines to reach our various field locations in the Panhandle and Central Oklahoma Areas. We are currently building a CO2 pipeline to reach the Burbank Area. Arrangements to secure additional sources of CO2 for potential future projects are currently in process. The U.S. Department of Energy–Office of Fossil Energy provided a report in February 2006 estimating that significant oil reserves could be economically recovered in Oklahoma and Texas through CO2 EOR processes. With our infrastructure, we believe that we will be well positioned to participate in the exploitation of those reserves.
CO2 miscible flooding is implemented and managed as a closed system consisting of the reservoir and surface piping. The physical material balance of the system means that the CO2 is produced and recycled many times once it has been injected. Combined with the incoming purchased CO2 supply, the recycled CO2 supply allows us to systematically develop additional flood patterns in contiguous acreage to the active patterns. If larger volumes of CO2 become available, projects can be developed on accelerated timelines, while a more limited supply dictates a prolonged expansion. Due to the size of our EOR projects, the fixed rate of CO2 availability which is secured for the long-term period, and the limitation of third party services, we expect the development of our EOR projects will extend beyond five years in many cases. Our significant active EOR projects are discussed below.
Burbank Area
North Burbank Unit. As of December 31, 2011, the North Burbank Unit, which is our largest property, accounted for 29.2 MMBoe, or 19% of our proved reserves, including 14.1 MMBoe of proved undeveloped polymer EOR reserves. The producing zones are the Red Fork and Bartlesville formations and occur at a depth of approximately 3,000 feet. We own a 99% working interest in and are also the operator of this Unit. Our net production from this Unit increased by 4% to approximately 1,455 Boe/d in 2011 from 1,395 Boe/d in 2010. As of December 31, 2011, we had 288 producing wells, 229 active injection wells, and 430 temporarily abandoned wells in this Unit. Upside potential exists in 1) restoring a majority of the temporarily abandoned wells to production; 2) expanding the polymer injection EOR program; and 3) initiating CO2 EOR operations.
Phillips Petroleum Company instituted a polymer flood in their “Block A” polymer project that originally covered 1,440 acres. Production increased from 500 Bbls of oil per day to 1,200 Bbls of oil per day in this original project area. The Phillips project was shut down in 1986 due to low oil prices.

In December 2007, we expanded a polymer flood into the Phase I area of the North Burbank Unit, which consists of 485 acres adjacent to Block A on a 19-well pattern. During 2010, we completed a review of this project, and the results of this review confirm that injection of polymer is successful in recovering commercial quantities of tertiary oil from the North Burbank Unit. Production has increased in this area from approximately 90 (78 net) Bbls of oil per day in 2008 to approximately 149 (129 net) Bbls of oil per day during 2011. Our review also indicated that additional oil recovery may be obtained with additional volumes of polymer injected into the Phase I area. We implemented this additional injection into the Phase I area in 2011 and will continue injection during 2012.
We are continuing to expand this polymer project from the Phase I area into a Phase II area. Under current plans, the Phase II area will be developed during 2012, with development of the remaining phases in following years. Due to the size of the North Burbank Unit and the limitation of available fresh water and third party services, we believe this development program will be an ongoing project.
We also plan to introduce CO2 injection into this Unit, as we believe that this field may have additional upside with the injection of CO2. To that end, on March 24, 2011, we signed a contract to purchase up to 100% of CO2 emissions from an existing nitrogen fertilizer plant in Coffeyville, Kansas that produces approximately 44 MMcf/d of CO2. After construction of compression facilities and an approximately 68-mile pipeline, we expect to begin CO2 injection into the North Burbank Unit. The contract requires us to begin purchasing CO2 for injection no later than July 2013. As a result of the polymer findings, we are evaluating augmentation of our developing CO2 EOR project to include polymer within its WAG cycles.
Our total investment in the North Burbank Unit during 2011, including expenditures associated with beginning construction of the CO2 compression facilities and pipeline, drilling seven service wells, and reactivating 24 wells, was $32.6 million. Approximately $78.0 million of our capital expenditures budget for 2012 has been allocated for EOR operations in the Burbank Area.
Panhandle Area
Camrick Area Units. As of December 31, 2011, the Camrick Area Units accounted for 6.5 MMBoe, or 4% of our proved reserves, substantially all of which are considered EOR reserves. Approximately 2.5 MMBoe of the proved reserves in this area are undeveloped. The Camrick Area Units consist of three units, which we operate: the Camrick Unit, where we began CO2 injection in 2001; the North Perryton Unit, where we began CO2 injection in 2006; and the NW Camrick Unit, which will be initiated as recycled CO2 volumes become available from the other two Units. Currently, CO2 injection operations are continuing in the Phase I and II areas of the Camrick Unit and within the North Perryton Unit. We plan to continue expansion of CO2 injection operations across all three Units. As of December 31, 2011, we had 57 producing wells, 47 active water injection wells, and 47 temporarily abandoned wells in this area. During the third quarter of 2010, we acquired an additional 6% working interest in these three Units, thereby increasing our average working interest to 60%. Our net production from this area increased 7% to 966 Boe/d in 2011 compared to 902 Boe/d in 2010.
We have a long-term contract to purchase up to approximately 20 MMcf/d of CO2 produced at an existing nitrogen fertilizer plant in Borger, Texas. We own 100% of and operate the 74-mile Borger CO2 Pipeline, which transports CO2 from the fertilizer plant to the Camrick Area Units. As of December 31, 2011, we were injecting a combined 25 MMcf/d of purchased and recycled CO2 in this area.
Our total investment in the Camrick Area Units during 2011, including the purchase of CO2 for injection, the drilling and completion of five wells, and general well work, was $14.3 million. We have allocated approximately $17.0 million of our capital expenditures budget for 2012 to this area for continued purchase of CO2, drilling and completions, compression expansion, electrical upgrades, and remedial well work.

Farnsworth Unit. The Farnsworth Unit, which lies to the southeast of and is analogous to the Camrick Area Units, accounted for 5.9 MMBoe, or 4% of our proved reserves, at December 31, 2011. All of the reserves in this Unit, which includes 3.6 MMBoe of proved undeveloped reserves, are considered EOR reserves as of December 31, 2011. We acquired a 99% working interest in the Farnsworth Unit in November 2009 and we began CO2 injection in December 2010. CO2 injection has improved production in the Unit from approximately 92 (72 net) Bbls of oil per day in December 2010 to approximately 394 (314 net) Bbls of oil per day by December 2011. As of December 31, 2011, we had 20 producing wells, 9 active water and CO2 injection wells, and 52 temporarily abandoned wells in the Unit. Our net production from this Unit increased 56% to 167 Boe/d in 2011 compared to 107 Boe/d in 2010.
We have a long-term contract to purchase up to approximately 15 MMcf/d of CO2 produced at the Arkalon ethanol plant near Liberal, Kansas. We have installed compression and purification facilities that are capturing approximately 10 MMcf/d of CO2 from this plant as of December 31, 2011. We own 100% of and operate the 95-mile TexOk CO2 Pipeline that includes a CO2 pipeline located between Liberal, Kansas and Spearman, Texas. During 2010, we built a 14-mile pipeline extension through the Farnsworth Unit, connecting the TexOk CO2 Pipeline and the Borger CO2 Pipeline to allow flexibility in delivering CO2 to the Farnsworth Unit and future projects. We completed the final tie-in of this extension in the first quarter of 2011. As of December 31, 2011, we were injecting approximately 12 MMcf/d of purchased and recycled CO2 in the Farnsworth Unit. Modifications to the compression and purification facility began in late 2011. We expect these efforts will allow us to capture approximately 14 MMcf/d of CO2 beginning in the first quarter of 2012.
During 2011, we invested $23.9 million in the Farnsworth Unit to drill four wells, return nine production and injection wells to service, complete associated field facilities work, and begin the modifications at Arkalon. We have allocated approximately $27.0 million of our capital expenditures budget for 2012 to this Unit for the continued development of the CO2 project and related field facilities.
Booker Area Units. As of December 31, 2011, the Booker Area Units accounted for 0.3 MMBoe of our proved reserves, all of which are developed and are considered conventional reserves. In September 2009, we began CO2 injection into our three Booker Area Units, which we operate with an average working interest of 99%. Our net production from this area increased 55% to 70 Boe/d in 2011 compared to 45 Boe/d in 2010. Our total investment in the Booker Area Units during 2011 was $4.1 million, and we have allocated approximately $4.0 million of our capital expenditures budget for 2012 to this area.
Central Oklahoma Area
Velma Area Units. As of December 31, 2011, the Velma Area Units accounted for 2.2 MMBoe, or 1% of our proved reserves, all of which are developed and are considered EOR reserves. Our operations in this area currently consist of our East Velma West Block Sims Sand Unit (“Sims”), which we have been operating since 2001 with an average working interest of 29%, and our NW Velma Hoxbar Unit where we began CO2 injection in September 2010, and which we operate with a 100% working interest. The Sims project, initiated in 1984, is a very mature project which has ceased purchases of CO2. As such, it has been selected for divestiture, along with certain other non-core assets, in 2012.
Our net production from this area increased 6% to 320 Boe/d in 2011 compared to 301 Boe/d in 2010, of which 198 Boe/d and 229 Boe/d, respectively, was contributed by the East Velma West Block Sims Sand Unit. Our total investment in the Velma Area Units during 2011 was $5.9 million, and we have allocated approximately $5.0 million of our capital expenditures budget for 2012 to this area.
Permian Basin Area
We have identified and own several potential projects in the West Texas and Southeast New Mexico area. Currently, we do not have active operated CO2 EOR projects, and have a small ownership interest in one outside-operated active EOR property, the Adair San Andres Unit in this area.

Mid-Continent Area
As of December 31, 2011, the Mid-Continent Area accounted for 77.1 MMBoe, or 49% of our proved reserves. During the year ended December 31, 2011, our net average daily production in the Mid-Continent Area was approximately 13.8 MBoe per day, or 58% of our total net average daily production. This Area is characterized by stable, long-life, shallow decline reserves. We produce and drill in most of the formations in the region and have significant holdings and activity in the areas described below.
Northern Oklahoma Mississippi Play (“NOMP”)—Various Counties, Oklahoma. The Northern Oklahoma Mississippi Play, as currently defined, spans from Woods County, Oklahoma on the west to Osage, Noble, and Payne counties on the east and northward into Kansas. Several companies are devoting large amounts of capital toward leasing and drilling activity in this developing play. Horizontal drilling of the Mississippi formation across the area is yielding encouraging early results. During the third quarter of 2011, we paid $1.5 million for an exclusive Concession Agreement with the Osage Minerals Council (the decision making agency of the Osage Indian Nation with respect to minerals affairs) to lease and potentially develop oil and natural gas rights (excluding coalbed methane rights) on 217,000 acres in Osage County, Oklahoma through June 30, 2014. This includes approximately 135,600 acres currently available to us and 2,400 acres currently under lease to us. The Concession Agreement provides for a 20% royalty payment to the Osage Indian Nation and a drilling commitment by us to drill a minimum number of wells in each of the three years covered by the Concession Agreement, for a total of 61 wells.
During 2011, we spent $8.4 million on leasehold acquisitions and $39.5 million on developmental and exploratory activities in our NOMP play, which includes the area covered by the Concession Agreement. We drilled and/or participated in the drilling of eight NOMP wells during 2011. We plan to have four rigs drilling in this area in 2012, and we have allocated approximately $42.0 million of our 2012 drilling budget to this play.
Osage-Creek Area—Osage, Creek, and Kay Counties, Oklahoma. The Osage-Creek area accounted for 15.4 MMBoe, or 10%, of our proved reserves as of December 31, 2011. Our net production from this area decreased 3% to an average of approximately 2,302 Boe/d in 2011 from 2,376 Boe/d in 2010, primarily due to normal production decline. The majority of our recent activity has been in Osage County, with the largest portion of that being in our South Burbank Unit, which is the southward extension of the “Stanley Stringer” sand development and lies to the south of the North Burbank Unit. Any well drilled inside the South Burbank Unit is being developed with a pattern and spacing plan that will maximize any future EOR efforts. Numerous other properties throughout Osage and Creek Counties are held by production and hold significant upside development potential. Many of our Osage County units in which we have a large working interest also hold promise for future EOR efforts. Our drilling investment was $15.4 million and we drilled 22 wells in this area during 2011. We have not allocated any significant amount of our 2012 drilling budget to this area.

Anadarko Granite Wash Play Area—Oklahoma and Texas. The Granite Wash Play area accounted for 5.2 MMBoe, or 3% of our proved reserves as of December 31, 2011. Objective targets in this area include the Des Moinesian Granite Wash and Atoka Wash zones at average depths ranging from approximately 12,500 feet to 14,500 feet. The technological advances of horizontal drilling allow maximum exposure of this low permeability reservoir to the well bore (most horizontal wells are drilled up to 4,800 feet horizontally in the Granite Wash and Atoka Wash), resulting in substantially improved recoveries.
We drilled and/or participated in the drilling of seven Granite Wash horizontal wells that were completed during 2011. Our net production from this area increased by 27% to approximately 2,329 Boe/d in 2011 from 1,839 Boe/d in 2010, primarily due to our drilling activity. Due to the normal decline curve on this type of well, our production in this area had decreased to 1,944 Boe/d as of December 31, 2011. During 2011, our drilling investment in this area was $22.3 million and we have allocated approximately $21.0 million of our 2012 drilling budget to this area.
Anadarko Cleveland Sand Play Area—Oklahoma and Texas. The Cleveland Sand Play area accounted for 5.0 MMBoe, or 3% of our proved reserves as of December 31, 2011. This area includes the West Shattuck Cleveland Sand Play and the Aledo Bray Cleveland Sand Play, both of which are considered tight liquids rich sand reservoirs. We drilled and/or participated in the drilling of nine Cleveland Sand horizontal wells that were completed during 2011. Primarily as a result of these new wells, our production in this area more than doubled to approximately 2,134 Boe/d in 2011 compared to 961 Boe/d in 2010. Due to the normal decline curve on this type of well, our production in this area had decreased to 1,987 Boe/d as of December 31, 2011. During 2011, our drilling investment in this area was $31.5 million and we have allocated approximately $27.0 million of our 2012 drilling budget to this area. Our drilling activity for 2012 will focus on the West Shattuck Cleveland Sand Play that trends from Hansford County in the Texas Panhandle across our acreage position to eastern Ellis County in Oklahoma. It is characterized by a tight, shaley sand sequence that lends itself to the benefits of horizontal drilling.
Anadarko Woodford Shale Play Area—Western Oklahoma. The Anadarko Basin Woodford Shale Play area accounted for 2.3 MMBoe, or 1%, of our proved reserves as of December 31, 2011. The horizontal development of this non-conventional resource play began in 2007 in Canadian County and has expanded to include the nearby counties of Blaine, Dewey, Grady, and Caddo. Our production in this area increased 16% to approximately 154 Boe/d in 2011 compared to 133 Boe/d in 2010. Our drilling investment was $1.5 million and we participated in the drilling of four wells in this area during 2011. We have not allocated any significant amount of our 2012 drilling budget to this area.

Permian Basin Area
As of December 31, 2011, the Permian Basin Area accounted for 19.2 MMBoe, or 12% of our proved reserves. During the year ended December 31, 2011, our net average daily production in the Permian Basin Area was approximately 3.6 MBoe per day, or 15% of our total net average daily production.
Bone Spring/Avalon Shale Play—West Texas. We own approximately 21,430 (17,460 net) acres in the Bone Spring/Avalon oil play developing in West Texas. Operators have switched from vertical to horizontal drilling to improve hydrocarbon recovery from this formation, and approximately 300 horizontal wells have been drilled to date. The average recovery is expected to be 200 to 550 MBoe per well at an average cost of five to six million dollars. Our acreage is attractively located on trend within the play, with active horizontal drilling recently offsetting us in two directions. Recent Avalon/Bone Spring production has been established immediately adjacent to our acreage block, and industry activity, which is drilling towards our acreage position from both directions, is continuing to prove up the value of our position. We completed our first operated well in the Bone Spring/Avalon Shale Play during the fourth quarter of 2011. Our drilling investment in this Area was $9.9 million in 2011, and we have allocated approximately $8.0 million of our 2012 drilling budget to this area.
Panhandle Marmaton Play—Texas and Oklahoma Panhandles. We currently own approximately 35,000 net acres in this emerging play. The horizontal play began in the fourth quarter of 2008 with a few wells drilled in Beaver, County, OK. In 2010, the play accelerated with 26 wells drilled and has expanded into Ochiltree, County, TX.  The horizontal play has been infilling on the vertical Marmaton fields and has extended the play off the structures into lower energy facies and structurally lower areas.  The new multi-stage fracture stimulation jobs performed are a critical component for establishing economical production in the Marmaton. Their success has opened up the play into the tighter facies of the Marmaton.  The average ultimate recovery is estimated to be 150 MBoe at an average completed well cost of approximately $3.5 million. We have allocated approximately $5.0 million of our 2012 drilling budget to this area.
Haley Area—Loving County, Texas. The Haley area accounted for 4.8 MMBoe, or 3% of our proved reserves at December 31, 2011. Our net production from this area, which is primarily dry gas, decreased by 34% to approximately 1,257 Boe/d in 2011 compared to 1,905 Boe/d in 2010. Due to prevailing low natural gas prices, we did not invest any significant amounts to drilling in this area in 2011, and we have not allocated any significant amount of our 2012 drilling budget to this area.
Tunstill Field Play—Loving and Reeves Counties, Texas. The Tunstill Field Play represented 3.3 MMBoe, or 2% of our proved reserves at December 31, 2011. Our net production from this area increased by 31% to approximately 876 Boe/d in 2011 from 669 Boe/d in 2010, primarily due to our drilling activity. During 2011, our drilling investment was $10.7 million, and we drilled or participated in the drilling of seven wells in this area. We have allocated approximately $7.0 million of our 2012 drilling budget to this area.

Other Areas
Ark-La-Tex. The Ark-La-Tex area accounted for 7.2 MMBoe, or 5% of our proved reserves as of December 31, 2011. Our net production from this area increased by 11% to approximately 1,306 Boe/d in 2011 from 1,178 Boe/d in 2010. Our total capital investment was $5.9 million and we drilled and/or participated in the drilling of two wells in this area during 2011. We have allocated approximately $2.0 million of our capital expenditures budget for 2012 to this area.
Gulf Coast. The Gulf Coast area accounted for 3.2 MMBoe, or 2% of our proved reserves as of December 31, 2011. Our net production from this area increased by 14% to approximately 872 Boe/d in 2011 compared to 763 Boe/d in 2010. Our total capital investment was $9.9 million and we drilled three wells in this area during 2011. We have allocated approximately $1.0 million of our capital expenditures budget for 2012 to this area.
North Texas. The North Texas area accounted for 3.9 MMBoe, or 3% of our proved reserves as of December 31, 2011. Our net production from this area increased by 6% to approximately 545 Boe/d in 2011 from 515 Boe/d in 2010. Our total capital investment was $13.4 million and we drilled and/or participated in the drilling of 90 wells in this area during 2011. We have allocated approximately $3.0 million of our capital expenditures budget for 2012 to this area.
Rocky Mountains. On November 28, 2011, we sold our non-strategic oil and natural gas properties consisting of 3.4 MMBoe located in the Rocky Mountains area to Charger Resources, LLC for a cash price of approximately $33.1 million. In accordance with the full cost method of accounting, we reduced our full cost pool by the amount of the net proceeds and did not record a gain or loss on the sale. Our Rocky Mountains area accounted for approximately 2% of our production in 2011.

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
Our policies regarding internal controls over the recording of reserves are structured to objectively estimate our oil and natural gas reserve quantities and values in compliance with SEC regulations. Users of this information should be aware that the process of estimating quantities of crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering, and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history, and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Responsibility for preparation of our reserve estimates is delegated to our Corporate Reserves group, which is led by our Associate Vice President of Corporate Reserves who has a Master of Science in Petroleum Engineering and 16 years of industry experience that includes diverse petroleum engineering roles and reserves management for a publicly traded company.
Technical reviews are performed throughout the year by our geologic and engineering staff who evaluate pertinent geological and engineering data. This data, in conjunction with economic data and ownership information, is used in making a determination of proved reserve quantities. We have internal auditing guidelines and controls in place to monitor the reservoir data and reporting parameters used in preparing the year-end reserves. Technical and economic data used include updated production data, well performance, formation logs, geological maps, reservoir pressure tests, and wellbore mechanical integrity information. We have also added an analysis and reporting software system designed specifically for reserves management.
This data is provided to the independent petroleum engineering firms of Cawley, Gillespie & Associates, Inc. and Ryder Scott Company, L.P. who prepare reserve estimates for the majority of our properties using their own engineering assumptions and the economic data which we provide. The person responsible for overseeing the preparation of our reserve estimates at Cawley, Gillespie & Associates, Inc. is a registered Professional Engineer with 28 years of petroleum consulting experience. The person responsible for overseeing the preparation of our reserve estimates at Ryder Scott Company, L.P. is a licensed Professional Engineer with almost 30 years of practical experience in the estimation and evaluation of petroleum reserves.

Our reserves are reviewed by senior management, which includes the President and Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer, and they are responsible for verifying that the estimate of proved reserves is reasonable, complete, and accurate. Members of senior management may also meet with the key representative from Cawley, Gillespie & Associates, Inc. and Ryder Scott Company, L.P. to discuss their process and findings. Final approval of the reserves is required by our President and Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer.
The table below summarizes our net proved oil and natural gas reserves and PV-10 values at December 31, 2011. Information in the table is derived from reserve reports of estimated proved reserves prepared by Cawley, Gillespie & Associates, Inc. (50% of PV-10 value) and by Ryder Scott Company, L.P. (34% of PV-10 value). Copies of the summary reserve reports prepared by these independent reserve engineers are attached as exhibits to this annual report. Our internal engineering staff has prepared a report of estimated proved reserves on the remaining smaller value properties (16% of PV-10 value) at December 31, 2011. We set forth our definition of PV-10 value (a non-GAAP measure) and a reconciliation of the standardized measure of discounted future net cash flows to PV-10 value on page 26.

	Net proved reserves as of December 31, 2011
	Oil (MBbls)(1)	Natural gas (MMcf)	Total (MBoe)	PV-10 value (in thousands)
Developed-producing	51,965	183,762	82,592	$1,538,363
Developed-non-producing	10,485	42,246	17,526	201,616
Undeveloped	37,930	109,272	56,142	569,110
Total proved	100,380	335,280	156,260	$2,309,089
____________
(1)    Includes natural gas liquids.
The following table shows material changes in proved undeveloped reserves that occurred during the year ended December 31, 2011.

MBoe
Proved undeveloped reserves as of January 1, 2011	50,716
Undeveloped reserves transferred to developed(1)	(2,857)
Sales of minerals in place, net of purchases	(1,394)
Extensions and discoveries	8,804
Improved recoveries	113
Revisions and other	760
Proved undeveloped reserves as of December 31, 2011(2)	56,142

____________

(1)	Approximately $52.1 million of developmental costs incurred during 2011 related to undeveloped reserves that were transferred to developed.

(2)
Includes 2.5 MMBoe and 14.1 MMBoe, respectively, of reserves that have been reported for more than five years that relate specifically to our Camrick area CO2 EOR projects and our North Burbank polymer EOR projects. Development of these projects is ongoing. See “Properties—Enhanced Oil Recovery Project Areas” for additional discussion of our CO2 EOR projects.

The following table details our gross and net interest in producing wells in which we have a working interest and the number of wells we operated at December 31, 2011 by area. We also hold royalty interests in units and acreage in addition to the wells in which we have a working interest. Wells are classified as oil or natural gas according to their predominant production stream. Gross wells is the total number of producing wells in which we have a working interest, and net wells is the sum of our working interest in all producing wells.

	Producing oil wells		Producing natural gas wells		Total
	Gross	Net	Gross	Net	Gross	Net
Operated Wells:
Enhanced Oil Recovery Project Areas	455	399	—	—	455	399
Mid-Continent Area	1,256	1,085	470	347	1,726	1,432
Permian Basin Area	335	315	57	47	392	362
Other	164	143	117	95	281	238
Total	2,210	1,942	644	489	2,854	2,431
Non-Operated Wells:
Enhanced Oil Recovery Project Areas	254	8	—	—	254	8
Mid-Continent Area	2,319	258	1,254	133	3,573	391
Permian Basin Area	1,055	47	89	20	1,144	67
Other	731	23	124	12	855	35
Total	4,359	336	1,467	165	5,826	501
Total Wells:
Enhanced Oil Recovery Project Areas	709	407	—	—	709	407
Mid-Continent Area	3,575	1,343	1,724	480	5,299	1,823
Permian Basin Area	1,390	362	146	67	1,536	429
Other	895	166	241	107	1,136	273
Total	6,569	2,278	2,111	654	8,680	2,932
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

	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Development wells
Productive	279.0	65.9	234.0	100.0	168.0	49.5
Dry	7.0	4.1	5.0	1.9	2.0	1.9
Exploratory wells
Productive	7.0	5.1	18.0	18.0	2.0	1.0
Dry	—	—	1.0	1.0	—	—
Total wells
Productive	286.0	71.0	252.0	118.0	170.0	50.5
Dry	7.0	4.1	6.0	2.9	2.0	1.9
Total	293.0	75.1	258.0	120.9	172.0	52.4
Percent productive	98%	95%	98%	98%	99%	96%

The following table details our gross and net interest in developed and undeveloped acreage at December 31, 2011 by state. This does not include acreage in which we hold only royalty interests.

	Developed		Undeveloped(1)		Total
	Gross	Net	Gross	Net	Gross	Net
Arkansas	13,257	3,656	—	—	13,257	3,656
Kansas	11,322	8,877	—	—	11,322	8,877
Louisiana	14,929	5,161	1,157	853	16,086	6,014
Mississippi	789	36	—	—	789	36
North Dakota	160	160	—	—	160	160
New Mexico	23,138	11,711	320	251	23,458	11,962
Oklahoma	806,247	344,984	59,712	47,533	865,959	392,517
Texas	220,459	143,807	27,000	23,296	247,459	167,103
Total	1,090,301	518,392	88,189	71,933	1,178,490	590,325
____________

(1)	Approximately 9%, 14%, and 9% of our net undeveloped acres will expire in 2012, 2013, and 2014, respectively, if not successfully developed or renewed.
The following table summarizes our estimates of net proved oil and natural gas reserves, estimated future net revenues from proved reserves, the PV-10 value, the standardized measure of discounted future net cash flows, and the prices used in projecting those measures over the past three years. Estimates of our net proved oil and natural gas reserves as of December 31, 2011, 2010, and 2009 were prepared by Cawley, Gillespie & Associates, Inc. (50%, 52%, and 59% of PV-10 value, respectively) and Ryder Scott Company, L.P. (34%, 31%, and 23% of PV-10 value, respectively). Our internal engineering staff has prepared a report of estimated proved reserves on our remaining smaller value properties (16%, 17%, and 18% of PV-10 value in 2011, 2010, and 2009, respectively).

	As of December 31,
	2011	2010	2009
Estimated proved reserve volumes:
Oil (Mbbls)	100,380	93,412	89,469
Natural gas (MMcf)	335,280	335,220	314,430
Oil equivalent (MBoe)	156,260	149,282	141,874
Proved developed reserve percentage	64%	66%	66%
Estimated proved reserve values (in thousands):
Future net revenue	$5,473,678	$4,110,844	$3,080,410
PV-10 value	$2,309,089	$1,770,061	$1,323,541
Standardized measure of discounted future net cash flows	$1,597,912	$1,236,026	$971,364
Oil and natural gas prices:(1)
Oil price (per Bbl)	$96.19	$79.43	$61.18
Natural gas price (per Mcf)	$4.11	$4.38	$3.87
Estimated reserve life in years(2)	18.1	18.5	18.6

____________

(1)
Prices were based upon the average first day of the month prices for each month during the respective year. The prices shown were adjusted for location differentials to reflect the net prices we receive.

(2)	Calculated by dividing net proved reserves by net production volumes for the year indicated.

The following table summarizes our costs incurred for oil and natural gas properties and our reserve replacement ratio for each of the last three years.

	As of December 31,
(in thousands)	2011	2010	2009
Property acquisition costs
Proved properties	$1,024	$32,458	$14,552
Unproved properties	15,795	9,062	3,781
Total acquisition costs	16,819	41,520	18,333
Development costs	250,182	251,564	127,640
Exploration costs(1)	57,016	34,180	4,942
Total	$324,017	$327,264	$150,915
Annual reserve replacement ratio(2)	169%	247%	243%
 ___________

(1)	Includes $33.0 million and $16.7 million of EOR costs in 2011 and 2010, respectively.

(2)
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

	Year ended December 31,
	2011		2010		2009
	Reserves replaced	Percent of total	Reserves replaced	Percent of total	Reserves replaced	Percent of total
Purchases of minerals in place	5%	2.6%	52%	21.2%	9%	3.5%
Extensions and discoveries	152%	90.2%	138%	55.7%	195%	80.4%
Improved recoveries	12%	7.2%	57%	23.1%	39%	16.1%
Total	169%	100.0%	247%	100.0%	243%	100.0%

The following table sets forth certain information regarding our historical net production volumes, average prices realized and production costs associated with sales of oil and natural gas for the periods indicated.

	Year ended December 31,
	2011	2010	2009
Production:(1)
Oil (MBbls)	5,048	4,093	3,874
Natural gas (MMcf)	21,642	23,742	22,584
Combined (MBoe)	8,655	8,050	7,638
Average daily production:
Oil (Bbls)	13,830	11,214	10,614
Natural gas (Mcf)	59,293	65,047	61,874
Combined (Boe)	23,712	22,055	20,926
Average prices (excluding derivative settlements):
Oil (per Bbl)	$87.52	$74.53	$55.04
Natural gas (per Mcf)	$4.08	$4.36	$3.51
Combined (per Boe)	$61.24	$50.75	$38.28
Average costs per Boe:
Lease operating expenses	$14.03	$13.18	$12.32
Production taxes	$3.97	$3.29	$2.66
Depreciation, depletion, and amortization	$16.88	$13.60	$13.64
General and administrative	$4.86	$3.72	$3.11
  ________________

(1)
The North Burbank Unit is the only field that contained 15% or more of our total proved reserve volumes at December 31, 2011. Production from this Unit, all of which was oil, was 531 MBbls, 509 MBbls, and 492 MBbls of our net production during 2011, 2010, and 2009, respectively.

Non-GAAP Financial Measures and Reconciliations
PV-10 value is a non-GAAP measure that differs from the standardized measure of discounted future net cash flows in that PV-10 value is a pre-tax number, while the standardized measure of discounted future net cash flows is an after-tax number. We believe that the presentation of the PV-10 value is relevant and useful to investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account future corporate income taxes, and it is a useful measure of evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. We use this measure when assessing the potential return on investment related to our oil and natural gas properties. However, PV-10 value is not a substitute for the standardized measure of discounted future net cash flows. Our PV-10 value measure and the standardized measure of discounted future net cash flows do not purport to present the fair value of our oil and natural gas reserves.
The following table provides a reconciliation of PV-10 value to the standardized measure of discounted future net cash flows for the periods shown:

	As of December 31,
(in thousands)	2011	2010	2009
PV-10 value	$2,309,089	$1,770,061	$1,323,541
Present value of future income tax discounted at 10%	(711,177)	(534,035)	(352,177)
Standardized measure of discounted future net cash flows	$1,597,912	$1,236,026	$971,364

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
The following table provides a reconciliation of net income (loss) to adjusted EBITDA for the specified periods:

	Year ended December 31,
(in thousands)	2011	2010	2009
Net income (loss)	$42,048	$33,713	$(144,318)
Interest expense	96,720	81,370	90,102
Income tax expense (benefit)	35,924	23,803	(85,936)
Depreciation, depletion, and amortization	146,083	109,503	104,734
Unrealized (gain) loss on ineffective portion of hedges and reclassification adjustments	27,452	23,889	(21,752)
Non-cash change in fair value of non-hedge derivative instruments	(57,899)	(2,523)	149,106
Proceeds from monetization of derivatives with a scheduled maturity date more than 12 months from the monetization date included in EBITDA	—	9,418	—
Proceeds from monetization of derivatives with a scheduled maturity date more than 12 months from the monetization date excluded from EBITDA	—	—	(102,352)
Interest income	(165)	(144)	(283)
Stock-based compensation expense	3,747	2,600	1,145
Gain on sale of assets	(1,284)	(184)	(10,463)
Loss on extinguishment of debt	20,592	2,241	—
Loss on impairment of oil and natural gas properties	—	—	240,790
Other non-cash charges	—	4,150	2,928
Adjusted EBITDA	$313,218	$287,836	$223,701

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
Members of the Organization of Petroleum Exporting Countries establish prices and production quotas from time to time with the intent of managing the global supply and maintaining, lowering or increasing certain price levels. We are unable to predict what effect, if any, such actions will have on both the price and volume of crude oil sales from our wells.
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
We monitor our properties and operations in an effort to ensure that our properties and operations are, and remain, in substantial compliance with all current applicable environmental laws and regulations. If, at any time, we determine that our properties and/or operations do not substantially comply with all current applicable environmental laws and regulations, we take action to remedy such noncompliance on our own volition and do not delay taking action until ordered to do so by a regulatory authority. We cannot predict how future environmental laws and regulations may affect our properties or operations. For the years ended December 31, 2011 and 2010, we did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of our facilities. As of the date of this report, we are not aware of any other environmental issues or claims that will require material capital expenditures during 2012 or that will otherwise have a material impact on our financial position or results of operations.

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
We engage third parties to provide hydraulic fracturing or other well stimulation services to us in connection with many of the wells for which we are the operator. Congress has previously considered legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of bills previously proposed before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, these bills, if adopted, could repeal the exemptions for hydraulic fracturing from the Safe Drinking Water Act.
These legislative efforts have halted while EPA studies the issue of hydraulic fracturing. In 2010, EPA initiated a Hydraulic Fracturing Research Study to address concerns that hydraulic fracturing may affect the safety of drinking water. As part of that process, EPA requested and received information from the major fracturing service providers regarding the chemical composition of fluids, standard operating procedures and the sites where they engage in hydraulic fracturing. In February 2011, EPA released its Draft Plan to Study the Potential Impacts of Hydraulic Fracturing on Drinking Water Resources, proposing to study the lifecycle of hydraulic fracturing fluid and providing a comprehensive list of chemicals identified in fracturing fluid and flowback/produced water.
These developments, as well as increased scrutiny of hydraulic fracturing activities by state and municipal authorities, may result in additional levels of regulation or level of complexity with respect to existing regulations that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

The Clean Air Act
The federal Clean Air Act (CAA) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal CAA and associated state laws and regulations. On August 23, 2011, EPA proposed new CAA regulations addressing criteria pollutants, “Oil and Natural Gas Sector: New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants Reviews.” These new rules are intended to broaden the current scope of EPA’s regulation to include standards governing emissions from most operations associated with oil and natural gas production facilities, natural gas transmission and storage facilities. EPA states that greenhouse gases will be controlled indirectly as a result of these new rules. EPA must promulgate this rule by April 3, 2012.
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

Seasonality
While our limited operations located in the Gulf Coast may experience seasonal fluctuations, we do not believe these fluctuations have had, or will have, a material impact on our consolidated results of operations.
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
Employees
As of December 31, 2011, we had 761 full-time employees, including 17 geologists and geophysicists, 72 reservoir, production, and drilling engineers and 15 land professionals. Of these, 337 work in our Oklahoma City office and 424 work in our district and field offices. We also contract for the services of independent consultants involved in land, regulatory, accounting, financial and other disciplines as needed. None of our employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are satisfactory.

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

Price declines in early 2009 resulted in write downs of the carrying values of our properties, and further price declines could result in additional write downs in the future, which could negatively impact our results of operations.
We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all costs incurred for both productive and nonproductive properties are capitalized and amortized on an aggregate basis using the units-of-production method. However, these capitalized costs are subject to a ceiling test which limits such pooled costs to the aggregate of the present value of estimated future net revenues attributable to proved oil and natural gas reserves discounted at 10%, adjusted for derivatives accounted for as cash flow hedges and net of tax considerations, plus the cost of unproved properties not being amortized. The full cost ceiling is evaluated at the end of each quarter using the SEC prices for oil and natural gas in effect at that date as adjusted for our derivative positions deemed “cash flow hedge positions.” A write-down of oil and natural gas properties does not impact cash flow from operating activities, but does reduce net income. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date.
During the first quarter of 2009, our evaluation of our full cost ceiling required a non-cash impairment charge of $240.8 million to the value of our oil and natural gas properties as a result of a decline in natural gas prices at the measurement date. The impairment was calculated based on March 31, 2009 spot prices of $49.66 per Bbl of oil and $3.63 per Mcf of natural gas. Oil and natural gas prices have remained volatile and this and other factors, without mitigating circumstances, could require us to further write down capitalized costs and incur corresponding non-cash charges to earnings. Any such further write downs could have a material adverse effect on our financial condition, results of operations, and our ability to comply with debt covenants.
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
You should not assume that the present values referred to in this report represent the current market value of our estimated oil and natural gas reserves. The timing of production and expenses associated with the development and production of oil and natural gas properties will affect both the timing of actual future net cash flows from our proved reserves and their present value. In accordance with requirements of the SEC, the estimates of present values are based on average prices and costs in effect as of the date of the estimates and exclude escalations based upon future conditions. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of these estimates. In addition, the effects of derivative instruments are not reflected in these assumed prices. Our December 31, 2011 reserve report used realized prices based on an average price of $4.11 per Mcf for natural gas and an average price of $96.19 per Bbl for oil.

A significant portion of total proved reserves as of December 31, 2011 are undeveloped, and those reserves may not ultimately be developed.
As of December 31, 2011, approximately 36% of our estimated proved reserves were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling and EOR operations. The reserve data assumes that we can and will make these expenditures and conduct these operations successfully. While we are reasonably certain of our ability to make these expenditures and to conduct these operations under existing economic conditions, these assumptions may not prove correct and we may ultimately determine the development of all, or any portion of, such proved but undeveloped reserves is not economically feasible.
Some of our reserves are subject to EOR methods and the failure of these methods may have a material adverse affect on our financial condition, results of operations and reserves.
As of December 31, 2011, approximately 19% of our proved reserves were based on EOR methods including the injection of CO2 and polymers, a synthetic chemical. Some of these properties have not been injected with CO2 or with polymers having the identical chemical composition as polymers used in historical production, and recovery factors cannot be estimated with precision. Accordingly, such projects may not result in significant proved reserves or improvements in anticipated production levels.
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
As of December 31, 2011, undeveloped reserves comprised 48%, 39%, and 62%, respectively, of the total estimated proved reserves of our North Burbank Unit, Camrick Area Units, and Farnsworth Unit, respectively. As of December 31, 2011, we expect to incur future development costs of $216.6 million over the next five years at our North Burbank Unit, $73.3 million over the next 22 years at our Camrick Area Units, and $86.7 million over the next 11 years at our Farnsworth Unit to fully develop these reserves. Together, these fields encompass 38% of our total estimated future development costs of $994.7 million related to proved undeveloped reserves as of December 31, 2011. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. In addition, the development of these reserves will require the use of EOR techniques, including water flood and CO2 injection installations, the success of which is still subject to interpretation and predictability by reservoir engineers. Therefore, ultimate recoveries from these fields may not match current expectations.
The polymer reserves at our North Burbank Unit accounted for 14.1 MMBoe, or approximately 9% of our estimated proved reserves as of December 31, 2011. We and our independent petroleum engineers believe that the polymer EOR flood development plan continues to be sufficient to permit us to include the North Burbank Unit reserves in our proved reserves and, as such, those reserves are included in our total proved reserves as of December 31, 2011. We are continuing to develop our polymer plan while simultaneously instituting a pilot project for enhanced oil recovery from CO2 injection to determine the best long-term EOR technique. The SEC could determine that our recent increase in focus on our CO2 operations results in a change in our polymer development plan and could require us to reduce or eliminate all or a portion of the proved reserves attributable to the polymer EOR flood.

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
Our future success depends largely upon our ability to find, develop, or acquire additional oil and natural gas reserves that are economically recoverable. Unless we replace the reserves we produce through successful development, exploration or acquisition activities, our proved reserves and production will decline over time. In addition, approximately 36% of our total estimated proved reserves (by volume) at December 31, 2011 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling and EOR operations. Our December 31, 2011 reserve estimates reflect that our production rate on current proved developed producing reserve properties will decline at annual rates of approximately 15%, 11%, and 10% for the next three years. Thus, our future oil and natural gas reserves and production and, therefore, our financial condition, results of operations, and cash flows are highly dependent on our success in efficiently developing our current reserves and economically discovering or acquiring additional recoverable reserves.
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
As of December 31, 2011, our total long-term indebtedness, including current maturities, was $1.0 billion. As of March 29, 2012, our total long-term indebtedness, including current maturities, was approximately $1.1 billion, and the borrowing base under our senior secured revolving credit facility was $375.0 million. We may incur additional indebtedness, including significant secured indebtedness, in order to make future acquisitions or to develop our properties for production or for other purposes, and we expect to continue to be highly leveraged in the foreseeable future. Covenants set forth in the indentures for our Senior Notes, including the Adjusted Consolidated Net Tangible Asset debt incurrence test (the “ACNTA test”), limit the amount of secured debt we can incur. Certain thresholds set forth in the ACNTA test are principally reliant upon the levels of commodity prices for crude oil and natural gas at specified dates.
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
Availability under our senior secured revolving credit facility is subject to a borrowing base, which was $375.0 million as of March 29, 2012, and which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the banks may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. If we issue Additional Permitted Debt, as defined in our senior secured revolving credit facility, the borrowing base will be automatically reduced by an amount equal to 25% of the aggregate stated principal amount of the debt issued. If the outstanding borrowings under our senior secured revolving credit facility were to exceed the borrowing base as a result of a redetermination, we would be required to eliminate this excess. Within 10 days after receiving notice of the new borrowing base, we would be required to make an election: (1) to repay a portion of our bank borrowings in the amount of the excess either in a lump sum within 30 days or in equal monthly installments over a six-month period, (2) to submit within 30 days additional oil and natural gas properties we own for consideration in connection with the determination of the borrowing base sufficient to eliminate the excess or (3) to eliminate the excess through a combination of repayments and the submission of additional oil and natural gas properties within 30 days. If we are forced to repay a portion of our bank borrowings, we may not have sufficient funds to make such repayments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

Our use of derivative instruments could result in financial losses or reduce our income.
To reduce our exposure to the volatility in the price of oil and natural gas and provide stability to cash flows, we enter into derivative positions, some of which we had previously designated as cash flow hedges for accounting purposes. These derivative products include fixed-price swaps, collars, and basis swaps with financial institutions or other similar transactions. As of December 31, 2011, we had entered into swaps for 19,200 BBtu of our natural gas production for 2012 through 2013 at average monthly prices ranging from $4.92 to $5.60 per MMBtu of natural gas. As of December 31, 2011, we had entered into swaps and three way collars for 2,523 MBbls and 3,328 MBbls, respectively of our crude oil and natural gas liquids production for 2012 through 2013. These swaps had average monthly prices ranging from $93.41 to $103.13 per Bbl of oil, and the three way collars had a weighted average call price, put price, and additional put price of $114.10, $95.91, and $73.38 per Bbl, respectively. As of December 31, 2011, we had basis protection swaps for 8,400 BBtu of our natural gas production for 2012 at a monthly price of $0.30 per MMBtu. The fair value of our oil and natural gas derivative positions outstanding as of December 31, 2011 was an asset of approximately $28.0 million.
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
Assuming a constant debt level of $375.0 million, equal to our borrowing base at December 31, 2011, the cash flow impact for a 12-month period resulting from a 100 basis point movement in interest rates, regardless of whether the spread widens or tightens, would be $3.75 million. As a result, any increases in our interest rates, or our inability to access the equity markets on reasonable terms, could have an adverse impact on our financial condition, results of operations, and growth prospects.
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
On August 23, 2011, EPA proposed new CAA regulations addressing criteria pollutants, “Oil and Natural Gas Sector: New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants Reviews.” These new rules are intended to broaden the current scope of EPA's regulation to include standards governing emissions from most operations associated with oil and natural gas production facilities, natural gas transmission and storage facilities. EPA states that greenhouse gases will be controlled indirectly as a result of these new rules. EPA must promulgate this rule by April 3, 2012.
Recent caselaw. Beyond legislative and regulatory developments, litigation against energy industry sectors emitting greenhouse gases have arisen based upon common law claims, that may expose us, as potentially an emitter of significant direct and indirect emission sources of greenhouse gases, to similar litigation risk.
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
In 2009, 2010, 2011, and 2012 the administration of President Obama made budget proposals which, if enacted into law by Congress, would potentially increase and accelerate the payment of federal income taxes by independent producers of oil and natural gas. Proposals have included, but have not been limited to, repealing the enhanced oil recovery credit, repealing the credit for oil and gas produced from marginal wells, repealing the expensing of intangible drilling costs, repealing the deduction for the cost of qualified tertiary expenses, repealing the exception to the passive loss limitation for working interests in oil and natural gas properties, repealing the percentage depletion allowance, repealing the manufacturing tax deduction for oil and natural gas companies, and increasing the amortization period of geological and geophysical expenses. In 2009, 2010, and 2011, legislation which would have implemented the proposed changes was introduced but not enacted. It is unclear whether legislation supporting any of the above described proposals, or designed to accomplish similar objectives, will be introduced or, if introduced, would be enacted into law or, if enacted, how soon resulting changes would become effective. However, the passage of any legislation designed to implement changes in the U.S. federal income tax laws similar to the changes included in the budget proposals offered by the White House in 2009, 2010, 2011 and 2012 could eliminate certain tax deductions currently available with respect to oil and gas exploration and development, and any such changes (i) could make it more costly for us to explore for and develop our oil and natural gas resources and (ii) could negatively affect our financial condition and results of operations.
Certain risks are amplified by the current economic environment.
During 2007, the U.S. and many other countries began to exhibit signs of economic weakness, which continued through 2011. This weakness has had an adverse impact on the global financial system, stressing a number of large financial institutions. Capital constraints coupled with significant energy price volatility have produced pervasive liquidity issues for many companies. Such events have created uncertainty in the economic outlook, and have amplified the potential likelihood of certain risks inherent in our business, such as:

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
These legislative efforts have halted while EPA studies the issue of hydraulic fracturing. In 2010, EPA initiated a Hydraulic Fracturing Research Study to address concerns that hydraulic fracturing may affect the safety of drinking water. As part of that process, EPA requested and received information from the major fracturing service providers regarding the chemical composition of fluids, standard operating procedures and the sites where they engage in hydraulic fracturing. In February 2011, EPA released its Draft Plan to Study the Potential Impacts of Hydraulic Fracturing on Drinking Water Resources, proposing to study the lifecycle of hydraulic fracturing fluid and providing a comprehensive list of chemicals identified in fracturing fluid and flowback/produced waste.
These developments, as well as increased scrutiny of hydraulic fracturing activities by state and municipal authorities may result in additional levels of regulation or complexity with respect to existing regulations that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.
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
In July of 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), which contains measures aimed at increasing the transparency and stability of the over-the-counter (OTC) derivative markets and preventing excessive speculation. We maintain an active price and basis protection hedging program related to the natural gas and oil we produce to manage the risk of low commodity prices and to predict with greater certainty the cash flow from our hedged production. We have used the OTC market exclusively for our natural gas and oil derivative contracts. The Dodd-Frank Act and the rules and regulations promulgated thereunder could reduce trading positions and the market-making activities of our customary counterparties in the energy futures markets. Such changes could materially reduce our hedging opportunities and negatively affect our revenues and cash flow during periods of low commodity prices.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
See Items 1. and 2. Business and Properties-Properties. We also have various operating leases for rental of office space, office and field equipment, and vehicles. See Liquidity and Capital Resources—Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 14, “Commitments and Contingencies,” to our consolidated financial statements. Such information is incorporated herein by reference.

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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has not been registered under the Securities Exchange Act of 1934, and there is no established public trading market for our common equity.
As of March 29, 2012, we had 1,418,528 shares of common stock outstanding held by 32 record holders.
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

ITEM 6. SELECTED FINANCIAL DATA
You should read the following historical financial data in connection with the financial statements and related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The financial data as of and for each of the five years ended December 31, 2011 was derived from our audited financial statements. Our historical results are not necessarily indicative of results to be expected in future periods.

	Year ended December 31,
(in thousands)	2011	2010	2009	2008	2007
Operating results data:
Revenues
Oil and natural gas sales	$530,041	$408,561	$292,387	$501,761	$365,958
Gain (loss) from oil and natural gas hedging activities	(27,452)	(29,393)	19,403	(76,417)	(28,140)
Other revenues	4,070	4,127	2,864	8,735	2,859
Total revenues	506,659	383,295	314,654	434,079	340,677
Costs and expenses
Lease operating	121,420	106,127	94,070	120,487	104,469
Production tax	34,321	26,495	20,341	33,815	26,216
Depreciation, depletion and amortization	146,083	109,503	104,193	101,026	85,538
Loss on impairment of oil & natural gas properties	—	—	240,790	281,393	—
Loss on impairment of other assets	—	4,150	—	2,900	—
General and administrative	42,056	29,915	23,741	22,370	21,838
Litigation settlement	—	—	2,928	—	—
Other expenses	3,448	3,148	1,957	7,150	2,493
Total costs and expenses	347,328	279,338	488,020	569,141	240,554
Operating income (loss)	159,331	103,957	(173,366)	(135,062)	100,123
Non-operating income (expense)
Interest expense	(96,720)	(81,370)	(90,102)	(86,038)	(87,656)
Non-hedge derivative gains (losses)	34,408	38,595	11,169	126,941	(23,781)
Loss on extinguishment of debt	(20,592)	(2,241)	—	—	—
Financing costs, net of termination fee	—	(1,812)	(2,169)	2,100	—
Other income	1,545	387	13,921	1,394	2,276
Net non-operating income (expense)	(81,359)	(46,441)	(67,181)	44,397	(109,161)
Income (loss) from continuing operations before income taxes	77,972	57,516	(240,547)	(90,665)	(9,038)
Income tax expense (benefit)	35,924	23,803	(89,777)	(34,976)	(3,292)
Income (loss) from continuing operations	42,048	33,713	(150,770)	(55,689)	(5,746)
Income from discontinued operations, net of related taxes	—	—	6,452	939	953
Net income (loss)	$42,048	$33,713	$(144,318)	$(54,750)	$(4,793)
Cash flow data:
Net cash provided by operating activities	$259,616	$167,702	$98,675	$145,831	$113,070
Net cash provided by (used in) investing activities	(324,998)	(264,172)	21,904	(262,905)	(239,069)
Net cash provided by (used in) financing activities	44,860	78,164	(99,274)	157,499	128,883

	As of December 31,
(in thousands)	2011	2010	2009	2008	2007
Financial position data:
Cash and cash equivalents	$34,589	$55,111	$73,417	$52,112	$11,687
Total assets	1,669,733	1,529,292	1,353,920	1,712,836	1,530,898
Total debt	1,034,573	962,087	1,177,007	1,271,589	1,114,237
Retained earnings (accumulated deficit)	(47,217)	(89,265)	(122,978)	21,340	76,090
Accumulated other comprehensive income (loss), net of income taxes	51,846	34,974	17,618	82,133	(73,839)
Total stockholders’ equity (deficit)	424,013	363,557	(4,433)	204,400	103,178

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

Overview
We are a growing independent oil and natural gas production and exploitation company. Our core operations consist of enhanced oil recovery (“EOR”) projects and conventional (non-EOR) oil and natural gas production activities focused in the Mid-Continent and Permian Basin areas. We maintain a portfolio of proved reserves, development and exploratory drilling opportunities, and EOR projects. Starting in 2011, we began to redirect our capital expenditures from the drilling of vertical wells to repeatable resource plays and to increase our level of expenditures on EOR projects. As of December 31, 2011, we had estimated proved reserves of 156.3 MMBoe with a PV-10 value of approximately $2.3 billion. These estimated proved reserves included 29.6 MMBoe of EOR reserves. Our reserves were 64% proved developed and 64% crude oil.
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
Generally, our producing properties have declining production rates. Our December 31, 2011 reserve estimates reflect that our production rate on current proved developed producing reserve properties will decline at annual rates of approximately 15%, 11%, and 10% for the next three years. To grow our production and cash flow, we must find, develop and acquire new oil and natural gas reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop and acquire oil and natural gas reserves.
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

•
Capital expenditures. Our oil and natural gas property capital expenditure budget for 2012 is set at $316.0 million. During 2011, we increased our focus on the development of our EOR assets and drilling in our repeatable resource plays.

Investing in EOR reduces near term growth opportunities but enhances longer term growth and is consistent with our strategy of driving near term growth through drilling and long term growth through EOR development. Our developmental and exploratory expenditures for EOR increased from $37.7 million in 2010 to $88.2 million in 2011, and we have budgeted $135.0 million for the development of our EOR assets in 2012. On an ongoing basis, we expect our capital investments in EOR to be within the range of $75.0 million to $125.0 million per year.
During the third quarter of 2011, we paid $1.5 million for an exclusive Concession Agreement with the Osage Minerals Council (the decision making agency of the Osage Indian Nation with respect to minerals affairs) to lease and potentially develop oil and natural gas rights (excluding coalbed methane rights) on 217,000 acres (including approximately 135,600 acres currently available to us) in Osage County, Oklahoma through June 30, 2014. The Concession Agreement provides for a 20% royalty payment to the Osage Indian Nation and a drilling commitment by us to drill a minimum number of wells in each of the three years covered by the agreement, for a total of 61 wells. Our total investment in our Northern Oklahoma Mississippi play, which includes the area covered by the Concession Agreement, was $47.8 million in 2011, and is expected to be approximately $55.0 million, or 17% of our capital budget, in 2012.

•
Asset sales. In November 2011, we sold certain non-strategic oil and natural gas properties located in our Rocky Mountains area to Charger Resources, LLC for a cash price of approximately $33.1 million. In accordance with the full cost method of accounting, we reduced our full cost pool by the amount of the net proceeds and did not record a gain or loss on the sale. We also sold substantially all the remaining assets of Green Country Supply, Inc., our wholly-owned subsidiary, for a cash price of $4.4 million, and we recorded a gain on the sale of $2.6 million, which is included in “Other income” on the consolidated statement of operations.

•
Stock-based compensation. In the first quarter of 2012, we adopted the Chaparral Energy, Inc. Non-Officer Restricted Stock Unit Plan (the “RSU Plan”), which is intended to replace our existing Phantom Stock Plan. Initial rewards under the RSU Plan have an aggregate grant-date fair value of $2.7 million and will vest in equal annual installments over the next three years.

Results of operations
Overview
Total production, oil and natural gas sales, net income, and operating cash flows have increased in each year from 2009 to 2011. During 2011, revenue increased by 30% compared to 2010 as a result of higher oil production and prices, partially offset by lower natural gas production and prices. During 2010, revenue increased by 40% compared to 2009 as a result of higher oil and natural gas prices combined with higher production. Due to low natural gas prices as of March 31, 2009, we recorded a non-cash pre-tax ceiling test impairment of our oil and natural gas properties of $240.8 million in 2009. As a result of these and other transactions discussed below, we had net income of $42.0 million and $33.7 million in 2011 and 2010, respectively, compared to a net loss of $144.3 million in 2009.

	Year ended December 31,
	2011	2010	2009
Production (MBoe)	8,655	8,050	7,638
Oil and natural gas sales (in thousands)	$530,041	$408,561	$292,387
Net income (loss) (in thousands)	$42,048	$33,713	$(144,318)
Cash flow from operations (in thousands)	$259,616	$167,702	$98,675
Revenues and production
The following table presents information about our oil and natural gas sales before the effects of commodity derivative settlements:

	Year ended		Percentage change	Year ended December 31, 2009	Percentage change
	December 31,
	2011	2010
Oil and natural gas sales (in thousands)
Oil	$441,801	$305,042	44.8%	$213,207	43.1%
Natural gas	88,240	103,519	(14.8)%	79,180	30.7%
Total	$530,041	$408,561	29.7%	$292,387	39.7%
Production
Oil (MBbls)	5,048	4,093	23.3%	3,874	5.7%
Natural gas (MMcf)	21,642	23,742	(8.8)%	22,584	5.1%
MBoe	8,655	8,050	7.5%	7,638	5.4%
Average sales prices (excluding derivative settlements)
Oil per Bbl	$87.52	$74.53	17.4%	$55.04	35.4%
Natural gas per Mcf	$4.08	$4.36	(6.4)%	$3.51	24.2%
Average sales price per Boe	$61.24	$50.75	20.7%	$38.28	32.6%
Oil and natural gas revenues increased $121.5 million, or 30%, to $530.0 million during 2011 due to a 21% increase in the average price per Boe combined with an 8% increase in sales volumes. Oil production for 2011 increased compared to 2010 primarily due to our drilling activity, especially in our Cleveland Sand and Granite Wash plays, which together accounted for approximately 15% and 7% of our total oil production during 2011 and 2010, respectively. Natural gas production for 2011 decreased compared to 2010 primarily due to the decline in production in the Haley area of our Permian Basin Area, which accounted for approximately 13% and 18% of total natural gas production during 2011 and 2010, respectively.
Oil and natural gas revenues increased $116.2 million, or 40%, to $408.6 million during 2010 due to a 33% increase in the average price per Boe combined with a 5% increase in sales volumes.

The relative impact of changes in commodity prices and sales volumes on our oil and natural gas sales before the effects of hedging is shown in the following table:

	Year ended December 31,
	2011 vs. 2010		2010 vs. 2009
(dollars in thousands)	Sales change	Percentage change in sales	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$65,585	21.5%	$79,782	37.4%
Production	71,174	23.3%	12,053	5.7%
Total change in oil sales	$136,759	44.8%	$91,835	43.1%
Change in natural gas sales due to:
Prices	$(6,123)	(6.0)%	$20,279	25.6%
Production	(9,156)	(8.8)%	4,060	5.1%
Total change in natural gas sales	$(15,279)	(14.8)%	$24,339	30.7%
Production volumes by area were as follows (MBoe):

	Year ended		Percentage change	Year ended December 31, 2009	Percentage change
	December 31,
	2011	2010
Enhanced Oil Recovery Project Areas	1,156	1,079	7.1%	920	17.3%
Mid-Continent Area	5,037	4,441	13.4%	4,054	9.5%
Permian Basin Area	1,315	1,500	(12.3)%	1,625	(7.7)%
Other	1,147	1,030	11.4%	1,039	(0.9)%
Total	8,655	8,050	7.5%	7,638	5.4%
Production has been increasing in our EOR Project Areas due to our acquisition and development activities. We acquired a 99% working interest in our Farnsworth Unit in November 2009 and we began CO2 injection in the Unit in December 2010. We also acquired an additional 6% working interest in our Camrick Area Units during the third quarter of 2010, thereby increasing our average working interest in these units to 60%. Our total capital investment in our EOR Project Areas was $91.8 million in 2011 compared to $53.0 million in 2010.
The increase in production in our Mid-Continent Area is primarily due to our drilling activity. We made significant capital investments in our Cleveland Sand and Granite Wash plays during 2011 and 2010, and these plays accounted for approximately 19%, 13%, and 8% of our total production during 2011, 2010, and 2009, respectively.
Our production in the Permian Basin Area has been decreasing primarily due to the natural decline in production from natural gas wells in the Haley Area, which accounted for approximately 5% of our total production in 2011, compared to 9% in 2010 and 11% in 2009. Due to prevailing low natural gas prices, we reduced our capital expenditures for natural gas projects during 2011.
On November 28, 2011, we sold certain oil and natural gas properties located in our Rocky Mountains area to Charger Resources, LLC for a cash price of approximately $33.1 million. Our Rocky Mountains area, which is included in the line item “Other” in the production table above, accounted for approximately 2% of our total production in each of the years ended December 31, 2011, 2010, and 2009.

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
Entering into derivative instruments allows us to predict with greater certainty the effective prices we will receive for associated oil and natural gas production. In December 2011, we amended our senior secured revolving credit facility to provide greater flexibility when hedging our anticipated production. The terms of the amendment allow us to protect a portion of our natural gas liquids production from price volatility using crude oil derivatives. We closely monitor the fair value of our derivative contracts and may elect to settle a contract prior to its scheduled maturity date in order to lock in a gain or loss. Our derivative activities are dynamic to allow us to respond to the volatile commodity markets.
Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements, excluding early derivative monetizations, on realized prices:

	Year ended December 31,
	2011	2010	2009
Oil (per Bbl):
Before derivative settlements	$87.52	$74.53	$55.04
After derivative settlements	$76.11	$71.91	$56.36
Post-settlement to pre-settlement price	87.0%	96.5%	102.4%
Natural gas (per Mcf):
Before derivative settlements	$4.08	$4.36	$3.51
After derivative settlements	$5.65	$6.20	$5.32
Post-settlement to pre-settlement price	138.5%	142.2%	151.6%
The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

	As of December 31,
(in thousands)	2011	2010	2009
Derivative assets (liabilities):
Natural gas swaps	$30,124	$32,408	$30,340
Oil swaps	(5,912)	(58,200)	(68,551)
Natural gas collars	—	—	14,065
Oil collars	5,049	1,509	12,290
Natural gas basis differential swaps	(1,268)	(5,623)	(14,964)
Net derivative asset (liability)	$27,993	$(29,906)	$(26,820)
Effective April 1, 2010, we elected to de-designate all of our commodity derivative contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively. As a result, all gains and losses from changes in the fair value of our derivative contracts subsequent to March 31, 2010 are recognized immediately in non-hedge derivative gains (losses) in the consolidated statement of operations. This can have a significant impact on our results of operations due to the volatility of the underlying commodity prices. Prior to March 31, 2010, a portion of the change in fair value was deferred through other comprehensive income. As of December 31, 2011, accumulated other comprehensive income (“AOCI”) consists of deferred net gains of $83.9 million ($51.8 million net of tax) related to discontinued cash flow hedges that will be recognized as gains from oil and natural gas hedging activities through December 2013 as the hedged production is sold.

The effects of derivative activities on our results of operations and cash flows were as follows:

	Year ended December 31,
	2011		2010		2009
(in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)
Gain (loss) from oil and natural gas hedging activities:
Oil swaps	$(27,452)	$—	$(25,399)	$(5,504)	$14,114	$(2,349)
Natural gas swaps	—	—	1,510	—	7,638	—
Gain (loss) from oil and natural gas hedging activities	$(27,452)	$—	$(23,889)	$(5,504)	$21,752	$(2,349)
Non-hedge derivative gains (losses):
Oil swaps and collars	$55,828	$(57,619)	$(8,660)	$(5,225)	$(30,791)	$7,490
Natural gas swaps and collars	(2,284)	42,068	(7,769)	53,728	9,455	46,100
Natural gas basis differential contracts	4,355	(7,940)	9,341	(10,110)	(16,582)	(5,189)
Derivative monetizations	—	—	193	7,097	(111,188)	111,874
Non-hedge derivative gains (losses)	$57,899	$(23,491)	$(6,895)	$45,490	$(149,106)	$160,275
Total gains (losses) from derivative activities	$30,447	$(23,491)	$(30,784)	$39,986	$(127,354)	$157,926
Our gain (loss) from oil and natural gas hedging activities during 2011, 2010, and 2009 included net gains (losses) of $(27.5) million, $(23.9) million, and $22.1 million, respectively, which were associated with derivatives for which hedge accounting was previously discontinued.
The fluctuation in non-hedge derivative gains from period to period is due primarily to the significant volatility of oil and natural gas prices and basis differentials and to changes in our outstanding derivative contracts during the periods. Non-hedge derivative gains also included proceeds from the early monetization of derivatives. During 2010, we unwound and monetized certain oil and natural gas derivative contracts with original settlement dates from April 2010 through December 2012 for net proceeds of $7.1 million. During 2009, we monetized natural gas swaps with original settlement dates from May through October of 2009 and oil derivatives with original settlement dates from January 2012 through December 2013 for total net proceeds of $111.9 million.
Total gains on derivative activities recognized in our statements of operations were $7.0 million, $9.2 million, and $30.6 million in 2011, 2010, and 2009, respectively.

Lease operating expenses

	Year ended December 31,		Percentage change	Year ended December 31, 2009	Percentage change
	2011	2010
Lease operating expenses (in thousands)	$121,420	$106,127	14.4%	$94,070	12.8%
Lease operating expenses per Boe	$14.03	$13.18	6.4%	$12.32	7.0%
Lease operating costs are sensitive to changes in demand for field equipment, services, and qualified operational personnel, which is driven by demand for oil and natural gas. However, the timing of changes in operating costs may lag behind changes in commodity prices. Our lease operating expenses increased by 14% from 2010 to 2011 and by 13% from 2009 to 2010, which is consistent, though not commensurate, with the changes in oil prices during the same periods.
During 2011, lease operating expenses increased $15.3 million, or $0.85 per Boe, compared to 2010, primarily due to our increased activity, combined with the upward pressure on operating and service costs associated with the improvement in oil prices during 2011. Electricity and fuel costs and workover and well work costs increased by $4.1 million and $3.5 million, respectively, for operated properties from 2010 to 2011.
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
Production taxes (which include ad valorem taxes)

	Year ended December 31,		Percentage change	Year ended December 31, 2009	Percentage change
	2011	2010
Production taxes (in thousands)	$34,321	$26,495	29.5%	$20,341	30.3%
Production taxes per Boe	$3.97	$3.29	20.7%	$2.66	23.7%
Production taxes generally change in proportion to oil and natural gas sales. The increase in production taxes from 2010 to 2011 was primarily due to the 21% increase in average realized prices combined with the 8% increase in sales volumes. The increase in production taxes from 2009 to 2010 was primarily due to the 33% increase in average realized prices, combined with a 5% increase in production volumes.

Depreciation, depletion and amortization (“DD&A”) and losses on impairment

	Year ended December 31,		Percentage change	Year ended December 31, 2009	Percentage change
	2011	2010
DD&A (in thousands):
Oil and natural gas properties	$132,307	$96,676	36.9%	$92,561	4.4%
Property and equipment	10,146	9,567	6.1%	8,705	9.9%
Accretion of asset retirement obligation	3,630	3,260	11.3%	2,927	11.4%
Total DD&A	$146,083	$109,503	33.4%	$104,193	5.1%
DD&A per Boe:
Oil and natural gas properties	$15.29	$12.01	27.3%	$12.12	(0.9)%
Other fixed assets	$1.59	$1.59	—%	$1.52	4.6%
Total DD&A per Boe	$16.88	$13.60	24.1%	$13.64	(0.3)%
We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and costs, and thus our DD&A rate could change significantly in the future. DD&A on oil and natural gas properties increased $35.6 million from 2010 to 2011, of which $28.4 million was due to a higher rate per equivalent unit of production and $7.2 million was due to the increase in production. Our DD&A rate per equivalent unit of production increased $3.28 to $15.29 per Boe primarily due to higher estimated future development costs for proved undeveloped reserves and higher cost reserve additions.
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

Impairment of oil and natural gas properties. In accordance with the full-cost method of accounting, the net capitalized costs of oil and natural gas properties are not to exceed their related estimated future net revenues discounted at 10% (“PV-10 value”), as adjusted for our cash flow hedge positions and net of tax considerations, plus the cost of unproved properties not being amortized.
During the first quarter of 2009, we recorded a ceiling test impairment of oil and natural gas properties of $240.8 million as a result of a decline in natural gas prices at the measurement date. The impairment was calculated based on March 31, 2009 spot prices of $49.66 per Bbl of oil and $3.63 per Mcf of natural gas. The effect of derivative contracts accounted for as cash flow hedges, based on the March 31, 2009 spot prices, increased the full cost ceiling by $169.0 million, thereby reducing the ceiling test write down by the same amount.
Our estimates of oil and natural gas reserves as of December 31, 2011, 2010, and 2009 were prepared using an average price for oil and natural gas based upon the first day of each month for the prior twelve months as required by the SEC’s Modernization of Oil and Gas Reporting and the updated guidance of the Financial Accounting Standard Board (“FASB”) relating to Oil and Gas Reserve Estimation and Disclosures, which we adopted effective December 31, 2009. As of December 31, 2011, the cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties, and no additional ceiling test impairment was recorded. The PV-10 value of our reserves was estimated based on average prices of $96.19 per Bbl of oil and $4.11 per Mcf of gas for the year ended December 31, 2011.
A decline in oil and natural gas prices subsequent to December 31, 2011 could result in additional ceiling test write downs in future periods. The amount of any future impairment is difficult to predict, and will depend on the average oil and gas prices during each period, the incremental proved reserves added during each period, and additional capital spent.
Impairment of other assets. We own an interest in the Levelland/Hockley County ethanol plant in Levelland, Texas, and we own a pipeline constructed for the sole purpose of supplying natural gas to the ethanol plant. Due to changes in the price and availability of grain, the plant has experienced significant supply issues, ceased operations, filed Chapter 11 bankruptcy, and is exploring alternatives for additional sources of capital. During the fourth quarter of 2010, we determined that any future cash flows generated by either the ethanol plant or by our pipeline which supplies gas to the ethanol plant would probably not be sufficient to allow us to recover our investment in these assets. We accordingly recorded an impairment charge of $4.2 million, which includes our $2.1 million investment in the ethanol plant and the $2.1 million carrying value of our pipeline assets.

General and administrative expenses (“G&A”) and litigation settlement

	Year ended December 31,		Percentage change	Year ended December 31, 2009	Percentage change
(dollars in thousands, excluding per Boe amounts)	2011	2010
Gross G&A expenses	$58,745	$44,575	31.8%	$34,565	29.0%
Capitalized exploration and development costs	(16,689)	(14,660)	13.8%	(10,824)	35.4%
Net G&A expenses	$42,056	$29,915	40.6%	$23,741	26.0%
Average G&A cost per Boe	$4.86	$3.72	30.6%	$3.11	19.6%
Full-time office employees as of December 31	337	328	2.7%	293	11.9%
G&A expenses increased $12.1 million from 2010 to 2011, primarily due to higher compensation, land, and legal costs caused by our heightened level of activity and our high level of investment in EOR properties. Stock-based compensation expense included in G&A for 2011 was $3.7 million.
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

Other income and expenses
Interest expense. The following table presents interest expense for the periods indicated:

	Year ended December 31,
(in thousands)	2011	2010	2009
Senior secured revolving credit facility	$156	$10,119	$27,786
8.5% Senior Notes due 2015	4,587	28,489	28,415
8.875% Senior Notes due 2017	29,756	29,675	29,601
9.875% Senior Notes due 2020	30,211	9,119	—
8.25% Senior Notes due 2021	28,781	—	—
Bank fees and other interest	5,608	6,004	5,136
Capitalized interest	(2,379)	(2,036)	(836)
Total interest expense	$96,720	$81,370	$90,102
Average long-term borrowings	$1,036,541	$968,114	$1,216,540
Total interest expense increased by $15.4 million, or 19%, from 2010 to 2011 primarily due to a higher weighted-average interest rate combined with increased levels of borrowing. Interest expense decreased by $8.7 million, or 10%, from 2009 to 2010 primarily as a result of decreased levels of borrowings, partially offset by a higher weighted-average interest rate.
Loss on extinguishment of debt. On February 22, 2011, we issued $400.0 million aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes due 2015, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes. During the year ended December 31, 2011, we recorded a loss associated with the refinancing of our 8.5% Senior Notes of $20.6 million.
On April 12, 2010, we entered into and closed an Eighth Restated Credit Agreement (our “senior secured revolving credit facility”). We used the proceeds available under our senior secured revolving credit facility to repay the amounts owing under our Seventh Restated Credit Agreement (our “prior credit facility”). During the year ended December 31, 2010, we recorded a loss of $2.2 million related to the write off of prepaid bank fees associated with our prior credit facility.
Production tax credits. During 2006, we purchased interests in two venture capital limited liability companies resulting in a total investment of $15.0 million. Our return on the investment was the receipt of $2 of Oklahoma tax credits for every $1 invested and was recouped from our Oklahoma production taxes. The investments were accounted for as a production tax benefit asset and were netted against tax credits realized in other income using the effective yield method over the expected recovery period. Other income for 2009 includes Oklahoma production tax credits of $13.5 million. There was no income associated with these credits during 2011 or 2010, and no further income from these credits is expected.

Income taxes

	Year ended December 31,
(dollars in thousands)	2011	2010	2009
Current income tax expense (benefit)	$179	$79	$(23)
Deferred income tax expense (benefit)	35,745	23,724	(89,754)
Total income tax expense (benefit)	$35,924	$23,803	$(89,777)
Effective tax rate	46.1%	41.4%	37.3%
Total net deferred tax asset (liability)	$(16,178)	$30,148	$64,212
As of December 31, 2011, our federal and state net operating loss carryforwards were approximately $408.0 million and $330.0 million, respectively, and will begin to expire in 2012. As of December 31, 2011, approximately $305.0 million of the state net operating loss carryforwards have been reduced by a valuation allowance based on our assessment that it is more likely than not that a portion will not be realized. The increase in our valuation allowance of $7.0 million, which increased our effective tax rate during 2011, relates to adjustments to our estimated state net operating loss carryforwards and to our expected realization of such carryforwards.
Realization of our deferred tax assets is dependent upon generating sufficient future taxable income. Although realization is not assured, we believe it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

Discontinued operations
Discontinued operations consist of the third-party revenue and operating expenses of the Electric Submersible Pumps (“ESP”) and Chemicals divisions of Green Country Supply, Inc. (“GCS”), a wholly owned subsidiary. Revenues were generated through the sale of oilfield supplies, chemicals, downhole submersible pumps and related services to oil and natural gas operators primarily in Oklahoma, Texas, and Wyoming. Operating expenses consisted of costs of sales related to product sales and general and administrative expenses.
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
There was no activity related to these operations during the years ended December 31, 2011 or 2010. The operating results of these divisions have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below.

(in thousands)	Year ended December 31, 2009
Revenues	$8,760
Operating expenses	(8,375)
Depreciation, depletion and amortization	(541)
Gain on sale	10,449
Income before income taxes	10,293
Income tax expense	3,841
Income from discontinued operations	$6,452
There were no assets held for sale or liabilities associated with discontinued operations as of December 31, 2011 or 2010.

Liquidity and capital resources
Historically, our primary sources of liquidity have been cash generated from our operations, debt, and private equity sales. On April 12, 2010, we sold an aggregate of 475,043 shares of our common stock to CCMP Capital Investors II (AV-2), L.P., CCMP Energy I LTD., and CCMP Capital Investors (Cayman) II, L.P. (collectively, “CCMP”) for proceeds of $313.2 million, net of fees and other expenses of $11.8 million. In connection with our sale of common stock to CCMP, we entered into and closed our senior secured revolving credit facility, which had an initial borrowing base of $450.0 million, is collateralized by our oil and natural gas properties, and, following an amendment effective April 1, 2011, is scheduled to mature on April 1, 2016. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under our senior secured revolving credit facility, to repay the amounts owing under our prior credit facility.
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
Covenants set forth in the indentures for our Senior Notes, including the ACNTA test, limit the amount of secured debt we can incur. Certain thresholds set forth in the ACNTA test are principally reliant upon the levels of commodity prices for crude oil and natural gas at specified dates. The amount of secured debt permitted under our Senior Notes is set at a minimum of $500.0 million.

Sources and uses of cash
Our net increase (decrease) in cash is summarized as follows:

	Year ended December 31,
(in thousands)	2011	2010	2009
Cash flows provided by operating activities	$259,616	$167,702	$98,675
Cash flows provided by (used in) investing activities	(324,998)	(264,172)	21,904
Cash flows provided by (used in) financing activities	44,860	78,164	(99,274)
Net increase (decrease) in cash during the period	$(20,522)	$(18,306)	$21,305
Substantially all of our cash flow from operating activities is from the production and sale of oil and natural gas. Cash inflows from oil and natural gas sales and cash outflows for operating expenses have both increased significantly in each year from 2009 to 2011 as oil prices have risen. Operating cash flows for 2009 also include production tax credits of $13.7 million. No such credits were received in 2011 or 2010, and this source of cash received will not be available in future periods. Primarily as a result of the above activity, cash flows from operating activities increased by 55% from 2010 to 2011 and by 70% from 2009 to 2010.
We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. For the years ended December 31, 2011, 2010, and 2009, cash flows provided by operating activities were approximately 76%, 54%, and 55%, respectively, of cash used for the purchase of property and equipment and oil and natural gas properties. Our capital expenditures for oil and natural gas properties during 2011 are detailed in the next section. During 2011, cash flows used in investing activities included proceeds of $33.1 million from the sale of certain non-strategic oil and natural gas properties located in our Rocky Mountains area, and proceeds of $4.4 million from the sale of the remaining assets of GCS.
Cash flows used in investing activities during 2010 included proceeds from early derivative monetizations of $7.1 million. Cash flows provided by investing activities in 2009 included proceeds from the early monetization of derivatives of $111.9 million, proceeds of $25.3 million from the sale of the ESP and Chemicals divisions of GCS, and proceeds from the return of our prepaid production tax credits of $13.5 million.
Net cash provided by (used in) financing activities was $44.9 million, $78.2 million, and $(99.3) million, during 2011, 2010, and 2009, respectively. On February 22, 2011, we issued $400.0 million aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes due 2015, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with the issuance of the 8.25% Senior Notes and the repurchase or redemption of our 8.5% Senior Notes due 2015, we paid approximately $8.8 million of issuance costs related to underwriting and other fees and approximately $15.1 million of repurchase and redemption-related costs.
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

Capital expenditures
During the second quarter of 2011, we expanded our oil and natural gas property capital expenditure budget for 2011 from $250.0 million to $320.0 million, reflecting an increased amount of cash available from higher oil prices as well as from the proceeds of our Rocky Mountain divestiture. Our actual costs incurred for 2011 and our budgeted 2012 capital expenditures for oil and natural gas properties are summarized in the following table:

(in thousands)	EOR Project Areas	Mid-Continent Area	Permian Basin Area	Other	Total	Budgeted 2012 capital expenditures(1)
Acquisitions	$981	$12,414	$1,347	$2,077	$16,819	$15,000
Drilling	18,370	130,749	25,654	24,601	199,374	148,000
Enhancements	43,153	11,896	11,516	9,937	76,502	36,000
Pipeline and field infrastructure	15,202	1,686	263	74	17,225	100,000
CO2 purchases	14,097	—	—	—	14,097	17,000
Total	$91,803	$156,745	$38,780	$36,689	$324,017	$316,000

 ________________

(1)
Includes $135.0 million allocated to our EOR project areas as follows: drilling of $14.0 million, enhancements of $9.0 million, pipeline and field infrastructure of $95.0 million, and CO2 purchases of $17.0 million.

In addition to the capital expenditures for oil and natural gas properties, we spent approximately $12.0 million for property and equipment during 2011.

Our actual costs incurred for 2011 and our budgeted capital expenditures for oil and natural gas properties for 2012 are summarized by area in the following table:

(in thousands)	Actual 2011 capital expenditures	Percent of total	Budgeted 2012 capital expenditures	Percent of total
Enhanced Oil Recovery Project Areas	$91,803	28%	$135,000	43%
Mid-Continent Area	156,745	49%	139,000	44%
Permian Basin Area	38,780	12%	37,000	12%
Other	36,689	11%	5,000	1%
Total	$324,017	100%	$316,000	100%
During 2011, we increased our focus on the development of our EOR assets. Investing in EOR reduces near term growth opportunities but enhances longer term growth and is consistent with our strategy of driving near term growth through drilling and long term growth through EOR development. Our developmental and exploratory expenditures for EOR increased from $37.7 million in 2010 to $88.2 million in 2011, and we expect this trend to continue into 2012. Our oil and natural gas property capital expenditure budget for 2012 is set at $316.0 million, of which $135.0 million, or 43%, is allocated to the development of our EOR assets.
During the third quarter of 2011, we paid $1.5 million for an exclusive Concession Agreement with the Osage Minerals Council (the decision making agency of the Osage Indian Nation with respect to minerals affairs) to lease and potentially develop oil and natural gas rights (excluding coalbed methane rights) on 217,000 acres (including approximately 135,600 acres currently available to us) in Osage County, Oklahoma through June 30, 2014. The Concession Agreement provides for a 20% royalty payment to the Osage Indian Nation and a drilling commitment by us to drill a minimum number of wells in each of the three years covered by the agreement, for a total of 61 wells. Our total investment in our Northern Oklahoma Mississippi play, which includes the area covered by the Concession Agreement, was $47.8 million in 2011, and is expected to be approximately $55.0 million, or 17% of our capital budget, in 2012.
We continually evaluate our capital needs and compare them to our capital resources. Our actual expenditures during 2012 may be higher or lower than our budgeted amounts. Our level of exploration and development expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows and development results, among other factors.

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
Senior Notes at December 31, 2011 and 2010 consisted of the following:

	December 31,
(in thousands)	2011	2010
8.5% Senior Notes due 2015	$—	$325,000
8.875% Senior Notes due 2017	325,000	325,000
9.875% Senior Notes due 2020	300,000	300,000
8.25% Senior Notes due 2021	400,000	—
Discount on 8.875% Senior Notes due 2017	(1,658)	(1,901)
Discount on 9.875% Senior Notes due 2020	(6,441)	(6,865)
	$1,016,901	$941,234

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

We and our restricted subsidiaries are subject to certain negative and financial covenants under the indentures governing the Senior Notes. The provisions of the indentures limit our and our restricted subsidiaries’ ability to, among other things:

•	incur or guarantee additional indebtedness, or issue preferred stock;

•	pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated debt;

•	make investments;

•	incur liens on assets;

•	create restrictions on the ability of our restricted subsidiaries to pay dividends, make loans, or transfer property to us;

•	engage in transactions with affiliates;

•	sell assets, including capital stock of our subsidiaries;

•	consolidate, merge or transfer assets; and

•	enter into other lines of business.
If we experience a change of control (as defined in the indentures governing the Senior Notes), including making certain asset sales, subject to certain conditions, we must give holders of the Senior Notes the opportunity to sell us their Senior Notes at 101% of the principal amount, plus accrued and unpaid interest.

Senior secured revolving credit facility
In April 2010, we entered into our senior secured revolving credit facility, which is collateralized by our oil and natural gas properties, and matures on April 1, 2016. We had no balance outstanding under our senior secured revolving credit facility at December 31, 2011 or 2010. As of March 29, 2012, we have drawn down $40.0 million under our senior secured revolving credit facility.
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

Our senior secured revolving credit facility requires us to maintain a current ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our senior secured revolving credit facility, we consider the current ratio calculated under our senior secured revolving credit facility to be a useful measure of our liquidity because it includes the funds available to us under our senior secured revolving credit facility and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At December 31, 2011 and 2010, our current ratio as computed using GAAP was 0.74 and 0.87, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 3.56 and 3.78, respectively. The following table reconciles our current assets and current liabilities using GAAP to the same items for purposes of calculating the current ratio for our loan compliance:

	December 31,
(in thousands)	2011	2010
Current assets per GAAP	$124,123	$142,348
Plus—Availability under senior secured revolving credit facility	372,080	374,080
Less—Short-term derivative instruments	(12,840)	(1,429)
Less—Deferred tax asset on derivative instruments and asset retirement obligations	—	(9,655)
Current assets as adjusted	$483,363	$505,344
Current liabilities per GAAP	$167,717	$163,347
Less—Short term derivative instruments	(1,505)	(28,853)
Less—Short-term asset retirement obligations	(2,900)	(690)
Less—Deferred tax liability on derivative instruments and asset retirement obligations	(27,684)	—
Current liabilities as adjusted	$135,628	$133,804
Current ratio for loan compliance	3.56	3.78
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
In April 2011, we amended our senior secured revolving credit facility to extend its maturity date from April 12, 2014 to April 1, 2016 and to permit the exclusion of our reasonable and customary fees and expenses related to the refinancing of our 8.5% Senior Notes due 2015 from the calculation of Consolidated EBITDAX.
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

Contractual obligations
The following table summarizes our contractual obligations and commitments as of December 31, 2011:

(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt:
Senior Notes, including estimated interest	$91,469	$182,938	$182,938	$1,292,497	$1,749,842
Other long-term notes and capital leases, including estimated interest	3,946	4,728	2,786	13,171	24,631
Commitment fees on senior secured revolving credit facility	1,875	3,750	2,354	—	7,979
Abandonment obligations	2,900	5,800	5,800	31,993	46,493
Derivative obligations	1,505	127	—	—	1,632
CO2 purchase commitments	6,024	7,511	2,578	23,939	40,052
Operating lease obligations	194	101	54	—	349
Other commitments	36,671	—	—	—	36,671
Total	$144,584	$204,955	$196,510	$1,361,600	$1,907,649

We have a long-term contract to purchase CO2 manufactured at an existing ethanol plant. As of December 31, 2011, we are purchasing approximately 10 MMcf/d of CO2 under this contract, and we expect to purchase an average of approximately 14 MMcf/d over the fifteen-year contract term, which began on May 1, 2009. Purchases under this contract were $0.5 million, $0.3 million, and $0.1 million during 2011, 2010, and 2009, respectively. Pricing is fixed for the remainder of the contract and the contract has renewal language.
We have rights under two additional contracts under which we purchase CO2 that is restricted for use only in EOR projects. Under one of these contracts, as of December 31, 2011, we were purchasing an average of approximately 18 MMcf/d and expect our purchases to remain at that level over the remaining contract term, which expires in February 2021. Purchases under this contract were $1.5 million, $1.0 million, and $0.6 million during 2011, 2010, and 2009, respectively. Under the second of these contracts, we as unit operator have nominated to purchase 10 MMcf/d of CO2 through 2013, and as of December 31, 2011, we were purchasing approximately 6 MMcf/d of CO2 under this contract. Purchases under this contract, which include transportation charges, were $3.1 million, $1.3 million, and $3.2 million during 2011, 2010, and 2009, respectively. The contract expires in 2016. We may terminate or permanently reduce our purchase rate under this contract at the end of any calendar year with 13 months notice. Pricing under both of these contracts is dependent on certain variable factors, including the price of oil.
On March 24, 2011, we signed a long-term contract to purchase up to 100% of CO2 emissions from an existing nitrogen fertilizer plant that produces approximately 44 MMcf/d of CO2. We intend to use these CO2 volumes for injection into our North Burbank Unit. The initial term of the contract is 20 years from commencement of operations of the compression facilities and pipeline, and the contract has renewal language. Pricing under the contract is fixed for the first five contract years and variable thereafter. The contract will terminate automatically unless we begin construction of compression facilities by April 2012 or ten business days following receipt of the final construction permit required for the compression facility, whichever is later. Beginning no later than July 2013, and assuming the fertilizer plant produces and delivers a specified quality of CO2, we will be obligated to purchase an average of approximately 32 MMcf/d over the first ten contract years or pay for any deficiencies at the price in effect when the minimum delivery was to have occurred.  After the first ten contract years, we may permanently reduce up to 100% of our purchase rate under this contract with six months notice.
We have entered into operating lease agreements for the use of office space and equipment. We also rent equipment for use on our oil and natural gas properties. We have leases relating to office space and equipment that have terms of up to five years. As of December 31, 2011, total remaining payments associated with these operating leases were $0.3 million.
Other commitments that are not currently recorded on our balance sheet relate to contracts in place as of December 31, 2011, primarily for the purchase of pipe and other equipment relating to our CO2 projects, drilling rig services, and other assets. These purchases are generally expected to be finalized within the next several months and are included in our capital expenditures budget for 2012. We generally have the ability to terminate the contracts for purchase of equipment and other assets, in which case our liability would be limited to the cost incurred by the vendor up to that point. Because we do not currently anticipate canceling these contracts, the estimated payments under these contracts have been included in “Other commitments” above.

Critical accounting policies
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

Our proved reserve information included in this report is based on estimates prepared by Cawley, Gillespie & Associates, Inc. and Ryder Scott Company, L.P. each independent petroleum engineers, and our engineering staff. The independent petroleum engineers evaluated approximately 84% of the estimated future net revenues of our proved reserves discounted at 10% as of December 31, 2011, and our engineering staff evaluated the remainder. We continually make revisions to reserve estimates throughout the year as additional information becomes available.

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

•
Full cost ceiling limitation. Under the full cost method, the net capitalized costs of oil and natural gas properties recorded on our balance sheet cannot exceed the estimated future net revenues discounted at 10%, adjusted for the impact of derivatives accounted for as cash flow hedges, plus the cost of unproved properties not being amortized. The ceiling calculation requires that prices and costs used to determine the estimated future net revenues exclude escalations based upon future conditions. If oil and natural gas prices decline or if we have downward revisions to our estimated reserve quantities, it is possible that write downs of our oil and natural gas properties could occur in the future.

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
We adopted the new SEC reserves requirements and GAAP reserves guidance as a change in accounting principle that is inseparable from a change in estimate, and applied the guidance prospectively effective December 31, 2009. As of December 31, 2011, 2010, and 2009:

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
In December 2011, the FASB issued authoritative guidance requiring entities to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. The guidance is effective for interim and annual periods beginning after January 1, 2013. We are currently evaluating the provisions of this guidance and its anticipated impact on our disclosures.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Oil and natural gas prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our senior secured revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration, and development activities. Based on our production for the year ended December 31, 2011, our gross revenues from oil and gas sales would change approximately $5.0 million for each $1.00 change in oil prices and $2.2 million for each $0.10 change in natural gas prices.
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

Our outstanding oil and natural gas derivative instruments as of December 31, 2011, are summarized below:

	Oil derivatives
	Swaps		Three-way collars
				Weighted average fixed price per Bbl
	Volume MBbls	Weighted average fixed price per Bbl	Volume MBbls	Additional put option	Put	Call	Percent of production(1)
1Q 2012	536	$94.81	384	$71.48	$93.94	$108.57	78.5%
2Q 2012	504	94.17	384	71.48	93.94	108.57	74.0%
3Q 2012	480	93.75	384	71.48	93.94	108.57	72.9%
4Q 2012	463	93.50	376	71.41	93.85	108.57	74.0%
1Q 2013	135	102.97	450	75.00	97.60	118.80	52.4%
2Q 2013	135	102.52	450	75.00	97.60	118.80	50.4%
3Q 2013	135	102.24	450	75.00	97.60	118.80	51.0%
4Q 2013	135	102.05	450	75.00	97.60	118.80	51.7%
	2,523		3,328

	Natural gas swaps			Natural gas basis protection swaps
	Volume BBtu	Weighted average fixed price per Btu	Percent of production(1)	Volume BBtu	Weighted average fixed price per Btu
1Q 2012	3,000	$5.11	57.6%	2,100	$0.30
2Q 2012	3,000	4.94	57.8%	2,100	0.30
3Q 2012	3,000	5.01	57.7%	2,100	0.30
4Q 2012	3,000	5.19	62.2%	2,100	0.30
1Q 2013	1,800	5.34	39.1%	—	—
2Q 2013	1,800	5.07	37.9%	—	—
3Q 2013	1,800	5.16	38.6%	—	—
4Q 2013	1,800	5.40	38.6%	—	—
	19,200			8,400
____________
(1)Based on our year-end proved reserves estimated using SEC pricing.

Subsequent to December 31, 2011, we entered into the following derivative instruments:

	Crude oil swaps			Crude oil three-way collars				Natural gas swaps
					Weighted average fixed price per Bbl
	Volume MBbls		Weighted average fixed price to be received	Volume MBbls	Additional put option	Put	Call	Volume BBtu	Weighted average fixed price to be received
1Q 2012	25	—	$106.59	30	$80.00	$102.00	$108.40	—	$—
2Q 2012	75	3.13	106.59	70	80.00	102.86	110.01	—	—
3Q 2012	10	3.23	106.65	150	80.00	102.40	109.33	900	3.13
4Q 2012	—	—	—	150	80.00	102.40	109.33	900	3.23
1Q 2013	—	—	—	360	81.25	103.17	111.27	—	—
2Q 2013	—	—	—	360	81.25	103.17	111.27	—	—
3Q 2013	—	—	—	360	81.25	103.17	111.27	—	—
4Q 2013	—	—	—	360	81.25	103.17	111.27	—	—
	110			1,840				1,800
Interest rates. There were no outstanding borrowings under our senior secured revolving facility as of December 31, 2011. We may designate borrowings under our senior secured revolving credit facility as either ABR loans or Eurodollar loans. ABR loans bear interest at a fluctuating rate that is linked to the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in the senior secured revolving credit facility, plus 1/2 of 1%, or (3) the Adjusted LIBO rate, as defined in our senior secured revolving credit facility, plus 1%. Eurodollar loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $375.0 million, equal to our borrowing base at December 31, 2011, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $3.75 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of independent registered public accounting firm
Board of Directors
Chaparral Energy, Inc.
We have audited the accompanying consolidated balance sheets of Chaparral Energy, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chaparral Energy, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of estimating oil and gas reserves and related disclosures in 2009.

/S/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 29, 2012

Chaparral Energy, Inc. and subsidiaries
Consolidated balance sheets

	December 31,
(dollars in thousands, except per share data)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$34,589	$55,111
Accounts receivable, net	64,788	62,780
Inventories	8,641	11,068
Prepaid expenses	3,265	2,429
Derivative instruments	12,840	1,429
Deferred income taxes	—	9,531
Total current assets	124,123	142,348
Property and equipment—at cost, net	65,711	66,014
Oil and natural gas properties, using the full cost method:
Proved	2,535,404	2,253,662
Unevaluated (excluded from the amortization base)	22,831	19,135
Accumulated depreciation, depletion, amortization and impairment	(1,135,567)	(1,003,261)
Total oil and natural gas properties	1,422,668	1,269,536
Derivative instruments	16,785	—
Deferred income taxes	7,526	20,617
Other assets	32,920	30,777
	$1,669,733	$1,529,292

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries Consolidated balance sheets—continued

	December 31,
(dollars in thousands, except per share data)	2011	2010
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$68,930	$75,982
Accrued payroll and benefits payable	18,818	13,427
Accrued interest payable	30,882	23,695
Revenue distribution payable	20,800	17,223
Current maturities of long-term debt and capital leases	3,078	4,167
Derivative instruments	1,505	28,853
Deferred income taxes	23,704	—
Total current liabilities	167,717	163,347
Long-term debt and capital leases, less current maturities	1,031,495	957,920
Derivative instruments	127	2,482
Stock-based compensation	2,788	981
Asset retirement obligations	43,593	41,005
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $0.01 par value, 10,000,000 shares authorized and 66,165 and 51,346 shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Class B Common stock, $0.01 par value, 10,000,000 shares authorized and 357,882 shares issued and outstanding	4	4
Class C Common stock, $0.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding	2	2
Class D Common stock, $0.01 par value, 10,000,000 shares authorized and 279,999 shares issued and outstanding	3	3
Class E Common stock, $0.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding	5	5
Class F Common stock, $0.01 par value, 1 share authorized, issued, and outstanding	—	—
Class G Common stock, $0.01 par value, 3 shares authorized, issued, and outstanding	—	—
Additional paid in capital	419,370	417,834
Accumulated deficit	(47,217)	(89,265)
Accumulated other comprehensive income, net of taxes	51,846	34,974
	424,013	363,557
	$1,669,733	$1,529,292
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of operations

	Year ended December 31,
(in thousands)	2011	2010	2009
Revenues:
Oil and natural gas sales	$530,041	$408,561	$292,387
Gain (loss) from oil and natural gas hedging activities	(27,452)	(29,393)	19,403
Other revenues	4,070	4,127	2,864
Total revenues	506,659	383,295	314,654
Costs and expenses:
Lease operating	121,420	106,127	94,070
Production tax	34,321	26,495	20,341
Depreciation, depletion and amortization	146,083	109,503	104,193
Loss on impairment of oil and natural gas properties	—	—	240,790
Loss on impairment of other assets	—	4,150	—
General and administrative	42,056	29,915	23,741
Litigation settlement	—	—	2,928
Other expenses	3,448	3,148	1,957
Total costs and expenses	347,328	279,338	488,020
Operating income (loss)	159,331	103,957	(173,366)
Non-operating income (expense):
Interest expense	(96,720)	(81,370)	(90,102)
Non-hedge derivative gains	34,408	38,595	11,169
Loss on extinguishment of debt	(20,592)	(2,241)	—
Financing costs	—	(1,812)	(2,169)
Other income	1,545	387	13,921
Net non-operating expense	(81,359)	(46,441)	(67,181)
Income (loss) from continuing operations before income taxes	77,972	57,516	(240,547)
Income tax expense (benefit)	35,924	23,803	(89,777)
Income (loss) from continuing operations	42,048	33,713	(150,770)
Income from discontinued operations, net of related taxes	—	—	6,452
Net income (loss)	$42,048	$33,713	$(144,318)
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of stockholders’ equity (deficit)
and comprehensive income (loss)

(dollars in thousands)	Common stock		Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total
	Shares	Amount
Balance at January 1, 2009	877,000	$9	$100,918	$21,340	$82,133	$204,400
Net loss	—	—	—	(144,318)	—	(144,318)
Other comprehensive loss, net
Unrealized loss on hedges, net of taxes of $32,601	—	—	—	—	(51,683)	(51,683)
Reclassification adjustment for hedge gains included in net loss, net of taxes of $8,095	—	—	—	—	(12,832)	(12,832)
Total comprehensive loss						(208,833)
Balance at December 31, 2009	877,000	9	100,918	(122,978)	17,618	(4,433)
Common stock issuance for cash	475,043	5	313,226	—	—	313,231
Restricted stock issuances	51,346	—	—	—	—	—
Stock-based compensation	—	—	3,690	—	—	3,690
Net income	—	—	—	33,713	—	33,713
Other comprehensive income, net
Unrealized loss on hedges, net of taxes of $386	—	—	—	—	(648)	(648)
Reclassification adjustment for hedge losses included in net income, net of taxes of $10,729	—	—	—	—	18,004	18,004
Total comprehensive income						51,069
Balance at December 31, 2010	1,403,389	14	417,834	(89,265)	34,974	363,557
Restricted stock issuances	17,642	—	—	—	—	—
Restricted stock forfeitures	(2,295)	—	—	—	—	—
Restricted stock repurchased	(528)	—	—	—	—	—
Stock-based compensation	—	—	4,137	—	—	4,137
Modification of Time Vesting awards to liability plan	—	—	(2,640)	—	—	(2,640)
Time Vesting awards settled in restricted stock	—	—	39	—	—	39
Net income	—	—	—	42,048	—	42,048
Other comprehensive income, net
Reclassification adjustment for hedge losses included in net income, net of taxes of $10,580	—	—	—	—	16,872	16,872
Total comprehensive income						58,920
Balance at December 31, 2011	1,418,208	$14	$419,370	$(47,217)	$51,846	$424,013
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
(in thousands)	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$42,048	$33,713	$(144,318)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion, & amortization	146,083	109,503	104,193
Depreciation, depletion, & amortization of discontinued operations	—	—	541
Loss on impairment of oil and natural gas properties	—	—	240,790
Loss on impairment of other assets	—	4,150	—
Litigation settlement	—	—	2,928
Deferred income taxes	35,745	23,724	(85,913)
Unrealized (gain) loss on ineffective portion of hedges and reclassification adjustments	27,452	23,889	(21,752)
Non-hedge derivative gains	(34,408)	(38,595)	(11,169)
Loss on extinguishment of debt	20,592	2,241	—
Net gain on sale of assets	(1,284)	(184)	(10,463)
Other	3,057	2,211	2,141
Change in assets and liabilities
Accounts receivable	(4,762)	(6,463)	17,648
Inventories	328	(785)	6,048
Prepaid expenses and other assets	1,583	5,141	12,084
Accounts payable and accrued liabilities	16,519	9,452	(13,265)
Revenue distribution payable	3,577	(1,450)	(1,154)
Stock-based compensation	3,086	1,155	336
Net cash provided by operating activities	259,616	167,702	98,675
Cash flows from investing activities
Purchase of property and equipment and oil and natural gas properties	(339,863)	(310,125)	(178,154)
Proceeds from asset dispositions	38,356	445	25,861
Return of prepaid production tax asset	—	—	13,544
Settlement of non-hedge derivative instruments	(23,491)	45,490	160,275
Other	—	18	378
Net cash provided by (used in) investing activities	(324,998)	(264,172)	21,904
Cash flows from financing activities
Proceeds from long-term debt	21,724	209,533	158
Repayment of long-term debt	(24,785)	(717,561)	(94,795)
Proceeds from Senior Notes	400,000	293,016	—
Repayment of Senior Notes	(325,000)	—	—
Proceeds from equity issuance	—	313,231	—
Principal payments under capital lease obligations	(120)	(249)	(258)
Payment of debt issuance costs and other financing fees	(11,858)	(19,806)	(4,379)
Payment of debt extinguishment costs	(15,101)	—	—
Net cash provided by (used in) financing activities	44,860	78,164	(99,274)
Net increase (decrease) in cash and cash equivalents	(20,522)	(18,306)	21,305
Cash and cash equivalents at beginning of period	55,111	73,417	52,112
Cash and cash equivalents at end of period	$34,589	$55,111	$73,417
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 1: Nature of operations and summary of significant accounting policies
Chaparral Energy, Inc. and its subsidiaries, (collectively, “we”, “our”, “us”, or the “Company”) are involved in the acquisition, exploration, development, production and operation of oil and natural gas properties. Properties are located primarily in Oklahoma, Texas, New Mexico, Louisiana, Arkansas, and Kansas.
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
Cash and cash equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of December 31, 2011, cash with a recorded balance totaling $32,232 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.
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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

We write off accounts receivable when they are determined to be uncollectible. Bad debt expense for the years ended December 31, 2011, 2010, and 2009 was $179, $17, and $317, respectively. Accounts receivable consisted of the following at December 31:

	2011	2010
Joint interests	$16,926	$17,835
Accrued oil and natural gas sales	47,667	41,316
Derivative settlements	449	3,431
Other	380	831
Allowance for doubtful accounts	(634)	(633)
	$64,788	$62,780
Inventories
Inventories are comprised of equipment used in developing oil and natural gas properties, oil and natural gas product inventories, and equipment for resale. Equipment inventory and inventory for resale are carried at the lower of cost or market using the average cost method. Oil and natural gas product inventories are stated at the lower of production cost or market. We regularly review inventory quantities on hand and record provisions for excess or obsolete inventory, if necessary. The provision for excess or obsolete inventory for the years ended December 31, 2011, 2010, and 2009 was $602, $810, and $274, respectively. Inventories consisted of the following at December 31:

	2011	2010
Equipment inventory	$6,164	$6,399
Oil and natural gas product	3,793	3,624
Inventory for resale	—	2,866
Inventory valuation allowance	(1,316)	(1,821)
	$8,641	$11,068
Property and equipment
Property and equipment are capitalized and stated at cost, while maintenance and repairs are expensed currently.
Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Estimated useful lives are as follows:

Furniture and fixtures	10 years
Automobiles and trucks	5 years
Machinery and equipment	10 - 20 years
Office and computer equipment	5 - 10 years
Building and improvements	10 - 40 years

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
In accordance with the full cost method of accounting, the net capitalized costs of oil and natural gas properties are not to exceed their related estimated future net revenues discounted at 10% (“PV-10 value”), as adjusted for our cash flow hedge positions and net of tax considerations, plus the cost of unproved properties not being amortized. During the first quarter of 2009, we recorded a ceiling test impairment of oil and natural gas properties of $240,790 as a result of a decline in natural gas prices at the measurement date. The impairment was calculated based on March 31, 2009 spot prices of $49.66 per Bbl of oil and $3.63 per Mcf of natural gas. The effect of derivative contracts accounted for as cash flow hedges, based on the March 31, 2009 spot prices, increased the full cost ceiling by $169,013, thereby reducing the ceiling test write down by the same amount.
Our estimates of oil and natural gas reserves as of December 31, 2011, 2010, and 2009 were prepared using an average price for oil and natural gas based upon the first day of each month for the prior twelve months as required by the SEC’s Modernization of Oil and Gas Reporting and the updated guidance of the Financial Accounting Standard Board (“FASB”) relating to Oil and Gas Reserve Estimation and Disclosures, which we adopted effective December 31, 2009. As of December 31, 2011, the cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties, and no additional ceiling test impairment was recorded. The PV-10 value of our reserves was estimated based on average prices of $96.19 per Bbl of oil and $4.11 per Mcf of gas for the year ended December 31, 2011.
A decline in oil and natural gas prices subsequent to December 31, 2011 could result in additional ceiling test write downs in future periods. The amount of any future impairment is difficult to predict, and will depend on the average oil and gas prices during each period, the incremental proved reserves added during each period, and additional capital spent.

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
We own an interest in the Levelland/Hockley County ethanol plant in Levelland, Texas, and we own a pipeline constructed for the sole purpose of supplying natural gas to the ethanol plant. Due to changes in the price and availability of grain, the plant has experienced significant supply issues, ceased operations, filed Chapter 11 bankruptcy, and is exploring alternatives for additional sources of capital. During the fourth quarter of 2010, we determined that any future cash flows generated by either the ethanol plant or by our pipeline, which supplies gas to the ethanol plant, would probably not be sufficient to allow us to recover our investment in these assets. We accordingly recorded an impairment charge of $4,150, which included our $2,042 investment in the ethanol plant and the $2,108 carrying value of our pipeline assets.
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
If applicable, we would report a liability for tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return, and would recognize interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2011 and 2010, we have not recorded a liability or accrued interest or penalties related to uncertain tax positions.
Tax years beginning with 1999 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

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
We offset assets and liabilities for derivative contracts executed with the same counterparty under a master netting arrangement. See Note 5 for additional information regarding our derivative transactions.
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
See Note 5 for additional information regarding our fair value measurements.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Asset retirement obligations
We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of oil and natural gas properties. The accretion of the asset retirement obligations is included in depreciation, depletion and amortization on the consolidated statements of operations. See Note 6 for additional information regarding our asset retirement obligations.
Environmental liabilities
We are subject to extensive federal, state and local environmental laws and regulations covering discharge of materials into the environment. Because these laws and regulations change regularly, we are unable to predict the conditions and other factors over which we do not exercise control that may give rise to environmental liabilities affecting us. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. As of December 31, 2011 and 2010, we have not accrued for or been fined or cited for any environmental violations which would have a material adverse effect upon our financial position, operating results, or cash flows.
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
Gas balancing
In certain instances, the owners of the natural gas produced from a well will select different purchasers for their respective ownership interest in the wells. If one purchaser takes more than its rateable portion of the gas, the owners selling to that purchaser will be required to satisfy the imbalance in the future by cash payments or by allowing the other owners to sell more than their share of production. We recognize gas imbalances on the sales method and, accordingly, have recognized revenue on all production delivered to our purchasers. To the extent future reserves exist to enable the other owners to sell more than their rateable share of gas, no liability is recorded for our obligation for natural gas taken by our purchasers which exceeds our ownership interest of the well’s total production. As of December 31, 2011 and 2010, our aggregate imbalance due to under production was approximately 2,860 MMcf and 2,900 MMcf , respectively. As of December 31, 2011 and 2010, our aggregate imbalance due to over production was approximately1,802 MMcf and 1,835 MMcf, respectively, and a liability for gas imbalances of $1,819 and $1,456, respectively, was included in accounts payable and accrued liabilities.

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
The fair value of our restricted stock awards that include a service condition is based upon the estimated fair market value of our common equity per share on a minority, non-marketable basis on the date of grant, and is remeasured at the end of each reporting period until settlement. We recognize compensation cost over the requisite service period using the accelerated method for awards with graded vesting.
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
The assumptions used to value our stock-based compensation awards reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside of our control. As a result, if other assumptions had been used, stock-based compensation expense could have been significantly impacted.
The costs associated with our stock-based compensation programs is calculated net of forfeitures, which are estimated based on our historical and expected turnover rates. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation cost could be different from what we have recorded in the current period.
See Note 8 for additional information relating to stock-based compensation.
Production tax benefit
During 2006, we purchased interests in two venture capital limited liability companies resulting in a total investment of $15,000. Our expected return on the investment was the receipt of $2 of tax credits for every $1 invested and was recouped from our Oklahoma production taxes. The investments were accounted for as a production tax benefit asset and were netted against tax credits realized in other income using the effective yield method over the expected recovery period. Oklahoma production tax credits of $13,544 were included in “Other income” in the consolidated statement of operations for the year ended December 31, 2009. There was no income associated with these credits during 2011 or 2010, and no further income from these credits is expected.
Discontinued operations
The operations of the Electric Submersible Pumps (“ESP”) and Chemicals divisions of Green Country Supply, Inc. (“GCS”), a wholly owned subsidiary, have been presented as discontinued operations. See Note 12 for additional information relating to discontinued operations.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Recently adopted and issued accounting pronouncements
In December 2008, the SEC issued its Modernization of Oil and Gas Reporting, which revises reserves requirements for oil and natural gas companies. In addition, in January 2010, the FASB issued guidance regarding Oil and Gas Reserve Estimation and Disclosures to provide consistency with the new SEC rules. The new guidance amended existing standards to align the reserves calculation and disclosure requirements under GAAP with the requirements in the SEC rules.
We adopted the new SEC reserves requirements and GAAP reserves guidance as a change in accounting principle that is inseparable from a change in estimate, and applied the guidance prospectively effective December 31, 2009. As of December 31, 2011, 2010, and 2009:

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
In December 2011, the FASB issued authoritative guidance requiring entities to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The guidance is effective for interim and annual periods beginning after January 1, 2013. We are currently evaluating the provisions of this guidance and its anticipated impact on our disclosures.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 2: Supplemental disclosures to the consolidated statements of cash flows
Supplemental disclosures to the consolidated statements of cash flows are presented below:

	Year ended December 31,
	2011	2010	2009
Net cash provided by operating activities included:
Cash payments for interest	$85,222	$67,529	$86,778
Interest capitalized	(2,379)	(2,036)	(836)
Cash payments for interest, net of amounts capitalized	$82,843	$65,493	$85,942
Cash (receipts) payments for income taxes	$179	$(21)	$(23)
Non-cash investing activities included:
Asset retirement costs capitalized	$2,522	$1,488	$1,322
Oil and natural gas properties acquired through increase (decrease) in accounts payable and accrued liabilities	$(14,667)	$25,773	$(27,511)
Non-cash financing activities included:
Modification of Time Vesting equity awards to liability plan	$2,640	$—	$—
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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 3: Property and equipment
Major classes of property and equipment consist of the following at December 31:

	2011	2010
Furniture and fixtures	$2,115	$2,056
Automobiles and trucks	12,966	13,593
Machinery and equipment	59,190	54,686
Office and computer equipment	8,823	8,259
Building and improvements	22,758	21,978
	105,852	100,572
Less accumulated depreciation and amortization	45,500	39,904
	60,352	60,668
Land	5,359	5,346
	$65,711	$66,014
Property and equipment leased under capital leases, which are included in the above amounts, consist of the following at December 31:

	2011	2010
Office and computer equipment	$1,926	$1,926
Machinery and equipment	642	642
	2,568	2,568
Less accumulated depreciation and amortization	2,175	2,093
	$393	$475

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 4: Long-term debt
As of the dates indicated, long-term debt consists of the following:

	December 31,
	2011	2010
8.5% Senior Notes due 2015	$—	$325,000
8.875% Senior Notes due 2017, net of discount of $1,658 and $1,901, respectively	323,342	323,099
9.875% Senior Notes due 2020, net of discount of $6,441 and $6,865, respectively	293,559	293,135
8.25% Senior Notes due 2021	400,000	—
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 3.71% to 5.46%, due August 2021 through December 2028; collateralized by real property	12,116	13,024
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.00% to 9.25%, due January 2012 through June 2016; collateralized by automobiles, machinery and equipment	5,546	7,699
Capital lease obligations	10	130
	1,034,573	962,087
Less current maturities	3,078	4,167
	$1,031,495	$957,920
Maturities of long-term debt and capital leases, excluding the discount on our Senior Notes, are as follows as of December 31, 2011:

2012	$3,078
2013	2,041
2014	1,264
2015	1,056
2016	599
2017 and thereafter	1,034,634
$1,042,672
Senior Notes
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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

In connection with the issuance of the 8.875% senior notes, we recorded a discount of $2,671 and capitalized $7,316 of issuance costs related to underwriting and other fees that are amortized to interest expense using the effective interest method. Unamortized issuance costs of $4,552 and $5,221 were included in “Other assets” as of December 31, 2011 and 2010, respectively. Accretion of $243, $222, and $202 was charged to interest expense during the years ended December 31, 2011, 2010, and 2009, respectively, related to the discount, and amortization of $669, $609, and $556 was charged to interest expense during the years ended December 31, 2011, 2010, and 2009, respectively, related to the issuance costs.
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
In connection with the issuance of the 9.875% senior notes, we recorded a discount of $6,984 and capitalized $6,796 of issuance costs related to underwriting and other fees that are amortized to interest expense using the effective interest method. Unamortized issuance costs of $6,275 and $6,536 were included in “Other assets” as of December 31, 2011 and 2010, respectively. Accretion of $424 and $119 was charged to interest expense during the years ended December 31, 2011 and 2010, respectively, related to the discount, and amortization of $409 and $112 was charged to interest expense during the years ended December 31, 2011 and 2010, respectively, related to the issuance costs.
On February 22, 2011, we issued $400,000 aggregate principal amount of 8.25% senior notes maturing on September 1, 2021. The net proceeds, after underwriting and issuance costs, were used to consummate a tender offer for all of our 8.5% senior notes due 2015, to redeem the 8.5% senior notes not purchased in the tender offer, and for general corporate purposes. Interest is payable on the 8.25% senior notes semi-annually on March 1 and September 1 each year beginning September 1, 2011. On or after September 1, 2016, we may, at our option, redeem the notes at the following redemption prices plus accrued and unpaid interest: 104.125% after September 1, 2016, 102.750% after September 1, 2017, 101.375% after September 1, 2018, and 100% after September 1, 2019. Prior to March 1, 2014, we may redeem up to 35% of the notes with the net proceeds of one or more equity offerings at a redemption price of 108.250%, plus accrued and unpaid interest.
In connection with the issuance of the 8.25% Senior Notes, we capitalized $8,785 of issuance costs related to underwriting and other fees that are amortized to interest expense using the effective interest method. Unamortized issuance costs of $8,329 were included in “Other assets” as of December 31, 2011, and amortization of $456 was charged to interest expense during the year ended December 31, 2011.
During the year ended December 31, 2011, we recorded a $20,592 loss associated with the refinancing of our 8.5% senior notes due 2015, including $15,101 in repurchase or redemption-related fees and a $5,491 write off of deferred financing costs.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

The indentures governing our 8.875% senior notes due 2017, our 9.875% senior notes due 2020, and our 8.25% senior notes due 2021 (collectively, our “Senior Notes”) contain certain covenants which limit our ability to:

•	incur or guarantee additional indebtedness, or issue preferred stock;

•	pay dividends on our capital stock or redeem, repurchase, or retire our capital stock or subordinated debt;

•	make investments;

•	incur liens on assets;

•	create restrictions on the ability of our restricted subsidiaries to pay dividends, make loans, or transfer property to us;

•	engage in transactions with affiliates;

•	sell assets, including capital stock of our subsidiaries;

•	consolidate, merge or transfer assets; and

•	enter into other lines of business.
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
Senior secured revolving credit facility
In April 2010, we entered into an Eighth Restated Credit Agreement (our “senior secured revolving credit facility”), which is collateralized by our oil and natural gas properties and matures on April 1, 2016. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under our senior secured revolving credit facility, to repay the amounts owing under our Seventh Restated Credit Agreement. During the year ended December 31, 2010, we wrote off deferred financing costs associated with the refinancing of our Seventh Restated Credit Agreement of $2,241, and we recorded deferred financing costs associated with the closing of our senior secured revolving credit facility of $10,909.
We had no balance outstanding under our senior secured revolving credit facility at December 31, 2011 or 2010. As of March 29, 2012, we have drawn down $40,000 under our senior secured revolving credit facility.
Availability under our revolving credit facility is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. Effective October 31, 2011, the borrowing base was reaffirmed at $375,000 through May 1, 2012.

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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Our senior secured revolving credit facility, as amended, also has certain negative and affirmative covenants that require, among other things, maintaining a Current Ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0 and a Consolidated Net Debt to Consolidated EBITDAX ratio, as defined in our senior secured revolving credit facility, of not greater than:

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
We believe we were in compliance with all covenants under our senior secured revolving credit facility as of December 31, 2011.
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

Note 5: Derivative activities and fair value measurements
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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

In December 2011, we amended our senior secured revolving credit facility to provide greater flexibility when hedging our anticipated production. The terms of the amendment allow us to protect a portion of our natural gas liquids production from price volatility using crude oil derivatives. Our outstanding derivative instruments as of December 31, 2011 are summarized below:

	Oil derivatives
	Swaps		Three-way collars
	Volume MBbls	Weighted average fixed price per Bbl	Volume MBbls	Weighted average fixed price per Bbl
				Additional put option	Put	Call
2012	1,983	$94.08	1,528	$71.47	$93.92	$108.57
2013	540	102.45	1,800	75.00	97.60	118.80
	2,523		3,328

	Natural gas swaps		Natural gas basis protection swaps
	Volume BBtu	Weighted average fixed price per Btu	Volume BBtu	Weighted average fixed price per Btu
2012	12,000	$5.06	8,400	$0.30
2013	7,200	5.24	—	—
	19,200		8,400
Discontinuance of cash flow hedge accounting
Effective April 1, 2010, we elected to de-designate all of our commodity derivative contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively. As a result, all gains and losses from changes in the fair value of our derivative contracts subsequent to March 31, 2010 are recognized immediately in “Non-hedge derivative gains” in the consolidated statements of operations. This can have a significant impact on our results of operations due to the volatility of the underlying commodity prices. Prior to March 31, 2010, a portion of the change in fair value was deferred through other comprehensive income. As of December 31, 2011, AOCI consists of deferred net gains of $83,880 ($51,846 net of tax) that will be recognized as gains from oil and natural gas hedging activities through December 2013 as the hedged production is sold. We expect to reclassify deferred net gains of $46,746 ($28,730 net of tax) from AOCI to income during the next 12 months.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Derivative activities
Gains and losses associated with cash flow hedges are summarized below.

	Year ended December 31,
	2011	2010	2009
Amount of loss recognized in AOCI (effective portion)
Oil swaps	$—	$(1,034)	$(84,284)
Income taxes	—	386	32,601
	$—	$(648)	$(51,683)
Amount of gain (loss) reclassified from AOCI in income (effective portion)(1)
Oil swaps	$(27,452)	$(30,243)	$13,289
Natural gas swaps	—	1,510	7,638
Income taxes	10,580	10,729	(8,095)
	$(16,872)	$(18,004)	$12,832
Loss on oil swaps recognized in income (ineffective portion)(1)	$—	$(660)	$(1,524)

 ________________

(1)	Included in “Gain (loss) from oil and natural gas hedging activities” in our consolidated statements of operations.
“Gain (loss) from oil and natural gas hedging activities,” which is a component of total revenues in the consolidated statements of operations, is comprised of the following:

	Year ended December 31,
	2011	2010	2009
Oil hedges
Reclassification adjustment for hedge gains (losses) included in net income	$(27,452)	$(30,243)	$13,289
Loss on ineffective portion of derivatives qualifying for hedge accounting	—	(660)	(1,524)
Natural gas hedges
Reclassification adjustment for hedge gains included in net income	—	1,510	7,638
	$(27,452)	$(29,393)	$19,403
During 2010, we received proceeds of $7,097 on the early settlement of certain oil and natural gas derivative contracts with original settlement dates from April 2010 through December 2012. During 2009, we early settled natural gas swaps with original settlement dates from May through October of 2009 and oil swaps and collars with original settlement dates from January 2012 through December 2013 for total net proceeds of $111,874. The proceeds from early settlement are recorded as a component of “Non-hedge derivative gains” in the consolidated statements of operations.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

“Non-hedge derivative gains” in the consolidated statements of operations are comprised of the following:

	Year ended December 31,
	2011	2010	2009
Change in fair value of commodity price swaps	$50,004	$8,610	$(79,480)
Change in fair value of costless collars	3,540	(24,846)	(53,044)
Change in fair value of natural gas basis differential contracts	4,355	9,341	(16,582)
Receipts from (payments on) settlement of commodity price swaps	(16,801)	27,332	116,445
Receipts from settlement of costless collars	1,250	28,268	49,019
Payments on settlement of natural gas basis differential contracts	(7,940)	(10,110)	(5,189)
	$34,408	$38,595	$11,169
Fair value of derivative instruments
All derivative financial instruments are recorded on the balance sheet at fair value. We estimate the fair value of our derivative instruments using a combined income and market valuation methodology. Future cash flows from the derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at the LIBOR swap rate. The fair value of collars is determined using an option pricing model which takes into account market volatility as well as the inputs described above. All derivative instruments are discounted further using a rate that incorporates our nonperformance risk for derivative liabilities and our counterparties’ nonperformance risk for derivative assets. As of December 31, 2011 and 2010, the rate reflecting our nonperformance risk was 1.75% and 2.50%, respectively, and the weighted-average rate reflecting our counterparties’ nonperformance risk was approximately 3.38% and 2.14%, respectively.
The estimated fair values of derivative instruments are provided below. The carrying amounts of these instruments are equal to the estimated fair values.

	As of December 31, 2011			As of December 31, 2010
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Derivatives not designated as hedging instruments:
Natural gas swaps	$30,124	$—	$30,124	$32,538	$(130)	$32,408
Oil swaps	3,832	(9,744)	(5,912)	21	(58,221)	(58,200)
Oil collars	6,296	(1,247)	5,049	1,509	—	1,509
Natural gas basis differential swaps	—	(1,268)	(1,268)	220	(5,843)	(5,623)
Total derivative instruments	40,252	(12,259)	27,993	34,288	(64,194)	(29,906)
Less:
Netting adjustments (1)	10,627	(10,627)	—	32,859	(32,859)	—
Current portion asset (liability)	12,840	(1,505)	11,335	1,429	(28,853)	(27,424)
	$16,785	$(127)	$16,658	$—	$(2,482)	$(2,482)
  ________________

(1)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Derivative settlements outstanding were as follows at December 31:

	2011	2010
Derivative settlements receivable included in accounts receivable	$449	$3,431
Derivative settlements payable included in accounts payable and accrued liabilities	$5,042	$785
We have no Level 1 assets or liabilities as of December 31, 2011 or 2010. Our derivative contracts classified as Level 2 are valued using NYMEX forward commodity price curves and quotations provided by price index developers such as Platts. In certain less liquid markets, forward prices are not as readily available. In these circumstances, commodity swaps are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. These contracts are classified as Level 3. Due to unavailability of observable volatility data input, the fair value measurement of all our collars has been categorized as Level 3.
The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of December 31, 2011			As of December 31, 2010
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$33,956	$(11,012)	$22,944	$32,779	$(64,194)	$(31,415)
Significant unobservable inputs (Level 3)	6,296	(1,247)	5,049	1,509	—	1,509
Netting adjustments (1)	(10,627)	10,627	—	(32,859)	32,859	—
	$29,625	$(1,632)	$27,993	$1,429	$(31,335)	$(29,906)
 ________________

(1)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.
Changes in the fair value of net commodity derivatives classified as Level 3 in the fair value hierarchy at December 31 were:

	For the year ended December 31,
Net derivative assets	2011	2010
Beginning balance	$1,509	$26,355
Realized and unrealized gains included in “Non-hedge derivative gains”	4,790	3,422
Settlements received	(1,250)	(28,268)
Ending balance	$5,049	$1,509
Gains (losses) relating to assets still held at the reporting date included in “Non-hedge derivative gains” for the period	$5,049	$(775)

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Fair value of other financial instruments
The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value for long-term debt at December 31, 2011 and 2010 approximates fair value because the rates are comparable to those at which we could currently borrow under similar terms. The carrying value and estimated market value of our Senior Notes at December 31, 2011 and 2010 were as follows:

	December 31, 2011		December 31, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
8.5% Senior Notes due 2015	$—	$—	$325,000	$332,313
8.875% Senior Notes due 2017	323,342	326,625	323,099	329,875
9.875% Senior Notes due 2020	293,559	322,500	293,135	315,000
8.25% Senior Notes due 2021	400,000	402,400	—	—
	$1,016,901	$1,051,525	$941,234	$977,188
Fair value amounts have been estimated based on quoted market prices. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Concentrations of credit risk
Financial instruments which potentially subject us to concentrations of credit risk consist principally of derivative instruments and accounts receivable. Derivative instruments are exposed to credit risk from counterparties. We do not require collateral or other security to support the derivative instruments subject to credit risk, however, our derivative contracts have been executed with the institutions that are affiliates of our lenders, and we believe the credit risks associated with all of these institutions are acceptable. At December 31, 2011, we had significant commodity derivative net asset balances outstanding with the following counterparties:

Percentage of
future hedged
Counterparty	production
JP Morgan Chase Bank, N.A.	38%
Societe Generale	29%
Crédit Agricole CIB	14%
Other	7%
88%
We did not post collateral under any of our derivative contracts as they are secured under our senior secured revolving credit facility. As of December 31, 2011, we had no balance outstanding under our senior secured revolving credit facility. Payment on our derivative contracts would be accelerated in the event of a default on our revolving credit facility. The aggregate fair value of our derivative liabilities was $12,259 at December 31, 2011.
Accounts receivable are primarily from purchasers of oil and natural gas products, and exploration and production companies who own interests in properties we operate. The industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic, industry or other conditions.
Sales of oil and natural gas to three purchasers accounted for 15.1%, 13.6% and 10.4% of total oil and natural gas revenues, excluding the effects of hedging activities, during the year ended December 31, 2011. Sales of oil and natural gas to one purchaser accounted for 20.3% and 26.4% of total oil and natural gas revenues, excluding the effects of hedging activities, during the years ended December 31, 2010, and 2009, respectively. If we were to lose a purchaser, we believe we could replace it with a substitute purchaser.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 6: Asset retirement obligations
Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the years ended December 31, 2011 and 2010 were escalated using an annual inflation rate of 2.95% in each period, and discounted using our credit-adjusted risk-free interest rate of approximately 8.6% and 8.9%, respectively. These estimates may change based upon future inflation rates and changes in statutory remediation rules. See Note 1 for additional information regarding our accounting policies for fair value measurements.
The following table provides a summary of our asset retirement obligation activity during the years ended December 31, 2011 and 2010.

	For the year ended December 31,
	2011	2010
Beginning balance	$41,695	$37,465
Liabilities incurred in current period	2,522	1,488
Liabilities settled in current period	(1,354)	(518)
Accretion expense	3,630	3,260
	46,493	41,695
Less current portion	2,900	690
	$43,593	$41,005
We have funds held in escrow that are legally restricted for certain of our asset retirement obligations. The balance of this escrow account was $1,653 at December 31, 2011 and 2010, and is included in “Other assets” in our consolidated balance sheets. We are entitled to make quarterly withdrawals from the plugging escrow account equal to one-half of the interest earnings for the period and as reimbursement for actual plugging and abandonment expenses incurred on the North Burbank Unit, provided that written documentation has been provided. The balance is not intended to reflect our total future financial obligation for the plugging and abandonment of these wells.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 7: Income taxes
Income tax expense (benefit) consists of the following for the years ended December 31:

	2011	2010	2009
Current tax expense (benefit)
Federal tax benefit	$(21)	$(16)	$(22)
State tax expense (benefit)	200	95	(1)
Current tax expense (benefit)	179	79	(23)
Deferred tax expense (benefit)
Federal tax expense (benefit)	27,290	19,712	(77,260)
State tax expense (benefit)	8,455	4,012	(12,494)
Deferred tax expense (benefit)	35,745	23,724	(89,754)
	$35,924	$23,803	$(89,777)
Income tax expense (benefit) differed from amounts computed by applying the U.S. Federal income tax rate as follows for the years ended December 31:

	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.6%	5.5%	3.6%
Statutory depletion	(0.5)%	(0.7)%	(0.5)%
Valuation allowance	7.3%	—%	—%
Other	0.7%	1.6%	(0.8)%
Effective tax rate	46.1%	41.4%	37.3%

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Components of the deferred tax assets and liabilities are as follows at December 31:

	2011	2010
Deferred tax assets related to
Asset retirement obligations	$7,386	$6,238
Accrued expenses, allowance and other	9,755	3,266
Net operating loss carryforwards
Federal	142,920	122,791
State	13,097	10,174
Statutory depletion carryforwards	2,107	2,003
Alternative minimum tax credit carryforwards	308	308
	175,573	144,780
Less valuation allowance	(11,858)	(4,864)
Deferred tax asset	163,715	139,916
Deferred tax liabilities related to
Derivative instruments	(52,698)	(31,462)
Property and equipment	(125,737)	(77,288)
Inventories	(1,458)	(1,018)
Deferred tax liability	(179,893)	(109,768)
Net deferred tax asset (liability)	(16,178)	30,148
Less net current deferred tax asset (liability)	(23,704)	9,531
Long-term deferred tax asset	$7,526	$20,617
Approximately $(28,699) and $9,414 of the current deferred tax asset (liability) at December 31, 2011 and 2010, respectively, relates to our short-term derivative instruments. Additionally, approximately $1,015 and $241 of the current deferred tax asset (liability) relates to asset retirement obligations at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, taxes receivable of $56 and $21, respectively, are included in accounts receivable.
We have federal net operating loss carryforwards of approximately $408,000 at December 31, 2011, significant portions of which will begin to expire in 2018 if unused. At December 31, 2011, we have state net operating loss carryforwards of approximately $330,000, which will begin to expire in 2012. In addition, at December 31, 2011 we had tax percentage depletion carryforwards of approximately $6,000, which are not subject to expiration.
At December 31, 2011, approximately $305,000 of the state net operating loss carryforwards have been reduced by a valuation allowance based on our assessment that it is more likely than not that a portion will not be realized. The increase in the valuation allowance of $6,994 during the year ended December 31, 2011 relates to adjustments to our estimated state net operating loss carryforwards and to our expected realization of such carryforwards.
Realization of our deferred tax assets is dependent upon generating sufficient future taxable income. Although realization is not assured, we believe it is more likely than not that our deferred tax assets will be realized. The amount of our deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 8: Stock-based compensation
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
The estimated fair market value of phantom stock awards is calculated based on our total asset value less total liabilities, with both assets and liabilities being adjusted to fair value in accordance with the terms of the Phantom Stock Plan. The primary adjustment required is the adjustment of oil and natural gas properties from net book value to the discounted and risk adjusted reserve value based on internal reserve reports priced on NYMEX forward strips.
A summary of our phantom stock activity during the three years ended December 31, 2011 is presented in the following table:

	Weighted average grant date fair value	Phantom shares	Vest date fair value
	($ per share)
Unvested and outstanding at January 1, 2009	$10.20	219,658
Granted	$11.89	40,601
Vested	$5.38	(80,411)	$811
Forfeited	$11.75	(4,366)
Unvested and outstanding at December 31, 2009	$12.77	175,482
Granted	$23.93	18,841
Vested	$9.17	(59,652)	1,442
Forfeited	$13.63	(7,812)
Unvested and outstanding at December 31, 2010	$16.04	126,859
Granted	$18.55	37,316
Vested	$17.91	(17,064)	309
Forfeited	$16.98	(21,343)
Unvested and outstanding at December 31, 2011	$16.37	125,768
Payments for phantom shares totaled $306, $1,445, and $809 in 2011, 2010, and 2009, respectively. Based on an estimated fair value of $16.57 per phantom share as of December 31, 2011, the aggregate intrinsic value of the unvested phantom shares outstanding was $2,084.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

2010 Equity Incentive Plan
We adopted the Chaparral Energy, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) on April 12, 2010. The 2010 Plan reserves a total of 86,301 shares of our class A common stock for awards issued under the 2010 Plan. All of our or our affiliates’ employees, officers, directors, and consultants, as defined in the 2010 Plan, are eligible to participate in the 2010 Plan. The awards granted under the 2010 Plan consist of shares that are subject to service vesting conditions (the “Time Vested” awards) and shares that are subject to market and Performance Vested conditions (the “Performance Vested” awards).
The Time Vested awards vest in equal annual installments over the five year vesting period. In the event of a transaction whereby CCMP receives cash upon the sale of its class E common stock (a “Transaction” as defined in the restricted stock agreements), vesting of the Time Vested awards will be accelerated with respect to the fraction obtained by dividing (x) the number of shares of common stock sold pursuant to the Transaction, by (y) the 504,276 shares of class E common stock owned by CCMP on April 12, 2010 (the “Vesting Fraction”). All other shares will remain subject to the normal vesting schedule. Since we believe the occurrence of a Transaction is probable, compensation cost is recognized over the derived service period associated with the accelerated vesting provision.
The Performance Vested awards vest in the event of a Transaction, as defined in the restricted stock agreements, whereby CCMP’s net proceeds from the Transaction yield certain target returns on investment, as shown in the following table:

Return on investment target	Shares vested
200% per share	20% of shares multiplied by the Vesting Fraction
250% per share	40% of shares multiplied by the Vesting Fraction
300% per share	60% of shares multiplied by the Vesting Fraction
350% per share	80% of shares multiplied by the Vesting Fraction
400% per share	100% of shares multiplied by the Vesting Fraction
Since we believe the occurrence of a Transaction is probable, compensation cost is recognized over the derived service period.
The estimated fair value of our common equity per share, after a 23% discount for lack of control and a 20% discount for lack of marketability, was considered to be the fair value of the Time Vested awards granted during 2011. A combined income and market valuation methodology was used to estimate the fair value of our common equity per share. The price paid by CCMP for our class E common stock on April 12, 2010, was considered to be the fair value of the Time Vested awards granted during 2010.
The Monte Carlo simulation method was used to value the Performance Vested awards. A Monte Carlo simulation allows for the analysis of a complex security through statistical measures applied to a model that is simulated thousands of times to build distributions of potential outcomes. The variables and assumptions used in this calculation were as follows:

	2011	2010
Risk free interest rate	0.29% to 3.04%	0.44% to 3.65%
Expected volatility	45%	55%
Expected life	7 years	8 years
Expected dividends	$—	$—
In 2011, our expected volatility was calculated based on the average of the historical stock price volatility and the volatility implicit in the prices of the options or other traded financial instruments of our peer group, which consisted of the following oil and gas exploration and production companies: Berry Petroleum Co., Concho Resources, Inc., Continental Resources, Inc., Denbury Resources, Inc., Encore Energy Partners, LP, Pioneer Natural Resources Co., Sandridge Energy, Inc., Venoco, Inc., and Whiting Petroleum Corp. In 2010, our expected volatility was calculated based on the average historical stock price volatility of our peer group, which consisted of the following oil and gas exploration and production companies: Berry Petroleum Co., Cabot Oil & Gas Corporation, Comstock Resources, Inc., Concho Resources, Inc., Continental Resources, Inc., Denbury Resources, Inc., Encore Energy Partners, LP, EXCO Resources, Inc., and Whiting Petroleum Corp.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Effective June 28, 2011, our board of directors modified the terms of the Time Vested awards to allow all participants in the 2010 Plan to elect, upon vesting of their Time Vested awards, to have us withhold shares having a fair market value greater than the minimum statutory withholding amounts for income and payroll taxes that would be due with respect to such vested shares. This modification changed the classification of the Time Vested awards from equity to liability awards and resulted in a reclassification from additional paid-in capital to stock-based compensation liabilities of $2,640. These awards will be remeasured to fair value at the end of each reporting period. Because the modification did not affect the fair value of the awards or the number of awards expected to vest, no incremental compensation cost was recorded as a result of the modification.

A summary of our restricted stock activity during the two years ended December 31, 2011 is presented in the following table:

	Time Vested			Performance Vested
	Weighted average grant date fair value	Restricted shares	Vest date fair value	Weighted average grant date fair value	Restricted shares
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2010	$—	—		$—	—
Granted	$684.15	10,049		$295.10	41,297
Vested	$—	—		$—	—
Forfeited	$—	—		$—	—
Unvested and outstanding at December 31, 2010	$684.15	10,049		$295.10	41,297
Granted	$674.33	4,030		$307.00	13,612
Vested	$684.15	(2,010)	$1,351	$—	—
Forfeited	$684.15	(484)		$295.10	(1,811)
Unvested and outstanding at December 31, 2011	$680.74	11,585		$298.15	53,098
During the year ended December 31, 2011, we repurchased and canceled 528 vested shares, primarily for tax withholding, and we expect to repurchase approximately 1,000 restricted shares vesting during the next twelve months. Payments for Time Vested restricted shares totaled $355 in 2011. There was no payment for restricted shares in 2010. Based on an estimated fair value of $747.08 per Time Vested restricted share as of December 31, 2011, the aggregate intrinsic value of the unvested Time Vested restricted shares outstanding was $8,655.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Stock-based compensation cost
A portion of stock-based compensation cost associated with employees involved in our acquisition, exploration, and development activities has been capitalized as part of our oil and natural gas properties. The remaining cost is reflected in lease operating and general and administrative expenses in the consolidated statements of operations. We recognized stock-based compensation expense as follows for the years ended December 31:

	2011	2010	2009
Stock-based compensation cost	$6,042	$3,980	$1,715
Less: stock-based compensation cost capitalized	(2,295)	(1,380)	(570)
Stock-based compensation expense	$3,747	$2,600	$1,145
Recognized tax benefit associated with stock-based compensation	$1,547	$1,076	$427
As of December 31, 2011 and 2010, accrued payroll and benefits payable included $2,359 and $321, respectively, for stock-based compensation costs expected to be settled within the next twelve months. Unrecognized stock-based compensation cost of approximately $17,221 is expected to be recognized over a weighted-average period of 3.3 years.

Note 9: Stockholders’ equity
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
The class B, E, F and G common stock carry the following additional voting and consent rights:

•
So long as the class B holders own 80% or more of the common stock they owned as of the Closing Date, and without such holder's prior consent, we may neither initiate nor consummate a sale of the Company, whether in the form of a stock sale, asset sale, merger or any other form whatsoever (a “Company Sale”), or a liquidation or dissolution of the Company, on or prior to the sixth anniversary of the Closing Date.

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

•
Upon the triggering of a Demand IPO by a majority in interest of our existing stockholders, the voting and other rights related to the class G common stock will permit the majority of the holders of class G common stock to cause any actions necessary to be taken by the Company's board of directors or stockholders to consummate such Demand IPO.

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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Summary of changes in common stock
The following is a summary of the changes in our common shares outstanding during the years ended December 31, 2011 and 2010:

	Common Stock
	Class A	Class B	Class C	Class D	Class E	Class F	Class G	Shares outstanding on April 11, 2010	Total
Shares issued at January 1, 2010	—	—	—	—	—	—	—	877,000	877,000
Change in classification	—	357,882	209,882	279,999	29,234	—	3	(877,000)	—
Common stock issuance for cash	—	—	—	—	475,042	1	—	—	475,043
Restricted stock issuances	51,346	—	—	—	—	—	—	—	51,346
Shares issued at December 31, 2010	51,346	357,882	209,882	279,999	504,276	1	3	—	1,403,389
Restricted stock issuances	17,642	—	—	—	—	—	—	—	17,642
Restricted stock forfeitures	(2,295)	—	—	—	—	—	—	—	(2,295)
Restricted stock repurchased	(528)	—	—	—	—	—	—	—	(528)
Shares issued at December 31, 2011	66,165	357,882	209,882	279,999	504,276	1	3	—	1,418,208
There were no changes in our common shares outstanding during the year ended December 31, 2009.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 10: Related party transactions
Transactions with Chesapeake Energy Corporation
Chesapeake Holdings Corporation, an indirect wholly owned subsidiary of Chesapeake Energy Corporation (“Chesapeake”), owns approximately 20% of our outstanding common stock. We participate in ownership of properties operated by Chesapeake, and we received revenues and incurred joint interest billings on these properties as follows:

	Year ended December 31,
	2011	2010	2009
Revenues	$5,028	$6,395	$5,223
Joint interest billings	$(1,764)	$(5,111)	$(3,280)
In addition, Chesapeake participates in ownership of properties operated by us, and we paid revenues and recorded joint interest billings to Chesapeake on these properties as follows:

	Year ended December 31,
	2011	2010	2009
Revenues	$(2,834)	$(1,553)	$(1,454)
Joint interest billings	$4,056	$1,765	$2,728
Amounts receivable from and payable to Chesapeake were as follows:

	As of December 31,
	2011	2010
Receivable from Chesapeake	$223	$718
Payable to Chesapeake	$207	$120
Chesapeake has disclosed its intention to sell all of its equity interest in us. The sale by Chesapeake will be subject to the terms and conditions of the Stockholders Agreement described above, including the restrictions on its ability to sell its equity interest.
Transactions with CCMP
On April 12, 2010, we closed the sale of an aggregate of 475,043 shares of our common stock to CCMP, and as a result of this transaction, CCMP owns approximately 36% of our total outstanding common stock. Fees and other expenses associated with the sale were $11,769, which includes $5,000 paid to CCMP for its expenses in connection with the transaction. See Note 9 for additional information regarding the sale of stock to CCMP.

Note 11: Retirement benefits
We provide a 401(k) retirement plan for all employees, and we match employee contributions 100%, up to 6% of each employee’s gross wages. At December 31, 2011, 2010, and 2009, there were 625, 595, and 563 employees, respectively, participating in the plan. Our contribution expense was $2,390, $2,360, and $1,865 for the years ended December 31, 2011, 2010 and 2009, respectively.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 12: Discontinued operations
Discontinued operations consist of third-party revenue and operating expenses of the ESP and Chemicals divisions of GCS. Revenues were generated through the sale of oilfield supplies, chemicals, downhole submersible pumps and related services to oil and natural gas operators primarily in Oklahoma, Texas, and Wyoming. Operating expenses consisted of costs of sales related to product sales and general and administrative expenses.
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
The operating results of these divisions have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below. There was no activity associated with these divisions during 2011 or 2010.

Year ended December 31, 2009
Revenues	$8,760
Operating expenses	(8,375)
Depreciation, depletion and amortization	(541)
Gain on sale	10,449
Income before income taxes	10,293
Income tax expense	3,841
Income from discontinued operations	$6,452
There were no assets held for sale or liabilities associated with discontinued operations as of December 31, 2011 or 2010.

Note 13: Divestitures
On November 7, 2011, we sold substantially all the remaining assets of GCS for a cash price of $4,433. We recorded a gain on the sale of $2,630, which is included in “Other income” on the consolidated statement of operations.
On November 28, 2011, we sold certain non-strategic oil and natural gas properties located in our Rocky Mountains area to Charger Resources, LLC for a cash price of approximately $33,100. In accordance with the full cost method of accounting, we reduced our full cost pool by the amount of the net proceeds and did not record a gain or loss on the sale.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 14: Commitments and contingencies
Standby letters of credit (“Letters”) available under our senior secured revolving credit facility are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had various Letters outstanding totaling $2,920 and $920 as of December 31, 2011 and 2010, respectively. Interest on each Letter accrues at the lender’s prime rate for all amounts paid by the lenders under the Letters. No amounts were paid by the lenders under the Letters, therefore we paid no interest on the Letters during the years ended December 31, 2011, 2010, or 2009.
We have a long-term contract to purchase CO2 manufactured at an existing ethanol plant. As of December 31, 2011, we were purchasing approximately 10 MMcf/d of CO2 under this contract, and we expect to purchase an average of approximately 14 MMcf/d over the fifteen-year contract term, which began on May 1, 2009. Purchases under this contract were $481, $305, and $62 during 2011, 2010, and 2009, respectively. Pricing is fixed for the remainder of the contract and the contract has renewal language.
We have rights under two additional contracts under which we purchase CO2 that is restricted for use only in EOR projects. Under one of these contracts, as of December 31, 2011, we were purchasing an average of approximately 18 MMcf/d and expect our purchases to remain at that level over the remaining contract term, which expires in February 2021. Purchases under this contract were $1,465, $961, and $600 during 2011, 2010, and 2009, respectively. Under the second of these contracts, we as unit operator have nominated to purchase 10 MMcf/d of CO2 through 2013, and as of December 31, 2011, we are purchasing approximately 6 MMcf/d of CO2 under this contract. Purchases under this contract, which include transportation charges, were $3,065, $1,310, and $3,248 during 2011, 2010, and 2009, respectively. The contract expires in 2016. We may terminate or permanently reduce our purchase rate under this contract at the end of any calendar year with 13 months notice. Pricing under both of these contracts is dependent on certain variable factors, including the price of oil.
On March 24, 2011, we signed a long-term contract to purchase up to 100% of CO2 emissions from an existing nitrogen fertilizer plant that produces approximately 44 MMcf/d of CO2. We intend to use these CO2 volumes for injection into our North Burbank Unit. The initial term of the contract is 20 years from commencement of operations of the compression facilities and pipeline, and the contract has renewal language. Pricing under the contract is fixed for the first five contract years and variable thereafter. The contract will terminate automatically unless we begin construction of compression facilities by April 2012 or ten business days following receipt of the final construction permit required for the compression facility, whichever is later. Beginning no later than July 2013, and assuming the fertilizer plant produces and delivers a specified quality of CO2, we will be obligated to purchase an average of approximately 32 MMcf/d over the first ten contract years or pay for any deficiencies at the price in effect when the minimum delivery was to have occurred. After the first ten contract years, we may permanently reduce up to 100% of our purchase rate under this contract with six months notice.
Based on current prices, our estimated minimum purchase obligations under our CO2 contracts are as follows:

2012	$6,024
2013	6,437
2014	1,074
2015	1,289
2016	1,289
2017 and thereafter	23,939
$40,052

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

We have entered into operating lease agreements for the use of office space and equipment. We also rent equipment used on our oil and natural gas properties. Rent expense for the years ended December 31, 2011, 2010, and 2009 was $6,715, $4,647, and $5,279, respectively. We have leases relating to office space and equipment that have terms of up to five years. As of December 31, 2011, total remaining payments associated with these operating leases were $349.
We have entered into change of control severance agreements under which our officers are entitled to receive certain severance benefits. The severance payment will be paid in equal monthly installments over a period of months as calculated under the terms of the agreement and will be equal to a set multiplier times the sum of (A) the officer’s base salary as in effect immediately prior to his or her termination date, plus (B) the officer's bonus for the full year in which the termination date occurred.
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

	2011	2010	2009
Property acquisition costs
Proved properties	$1,024	$32,458	$14,552
Unproved properties	15,795	9,062	3,781
Total acquisition costs	16,819	41,520	18,333
Development costs	250,182	251,564	127,640
Exploration costs(1)	57,016	34,180	4,942
Total	$324,017	$327,264	$150,915
 ________________

(1)	Includes $33,030 and $16,667 of EOR costs in 2011 and 2010, respectively.
Depreciation, depletion, and amortization expense of oil and natural gas properties was $132,307, $96,676, and $92,561 for the years ended December 31, 2011, 2010, and 2009, respectively. The average depreciation, depletion and amortization rate per equivalent unit of production was $15.29, $12.01, and $12.12 for the years ended December 31, 2011, 2010, and 2009, respectively.
Oil and natural gas properties not subject to amortization consist of the cost of unevaluated properties and seismic costs associated with specific unevaluated properties. Of the $22,831 of unproved property costs at December 31, 2011 being excluded from the amortization base, $12,953, $5,389, and $1,532 were incurred in 2011, 2010, and 2009, respectively, and $2,957 was incurred in prior years. These costs are primarily seismic and lease acquisition costs. We expect to complete our evaluation of the properties representing the majority of these costs within the next two to five years.

Note 16: Disclosures about oil and natural gas activities (unaudited)
The estimate of proved reserves and related valuations were based upon the reports of Cawley, Gillespie & Associates, Inc. and Ryder Scott Company, L.P., each independent petroleum and geological engineers, and our engineering staff. Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Our oil and natural gas reserves are attributable solely to properties within the United States. A summary of the changes in our quantities of proved oil and natural gas reserves for the three years ended December 31, 2011 are as follows:

	Oil (MBbls)(1)	Natural Gas (MMcf)	Total (MBoe)
Balance at January 1, 2009	51,283	372,366	113,344
Purchase of minerals in place	595	336	651
Sales of minerals in place	(33)	(18)	(36)
Extensions and discoveries	6,671	49,446	14,912
Revisions (2)	32,328	(87,990)	17,663
Improved recoveries	2,499	2,874	2,978
Production	(3,874)	(22,584)	(7,638)
Balance at December 31, 2009	89,469	314,430	141,874
Purchase of minerals in place	1,352	17,166	4,213
Sales of minerals in place	—	(6)	(1)
Extensions and discoveries	4,767	37,914	11,086
Revisions	(2,694)	(10,542)	(4,451)
Improved recoveries	4,611	—	4,611
Production	(4,093)	(23,742)	(8,050)
Balance at December 31, 2010	93,412	335,220	149,282
Purchase of minerals in place	241	822	378
Sales of minerals in place	(2,355)	(7,134)	(3,544)
Extensions and discoveries	6,362	40,896	13,178
Revisions	6,711	(12,882)	4,564
Improved recoveries	1,057	—	1,057
Production	(5,048)	(21,642)	(8,655)
Balance at December 31, 2011	100,380	335,280	156,260

Proved developed reserves:
January 1, 2009	40,382	263,331	84,271
December 31, 2009	55,861	228,006	93,862
December 31, 2010	55,607	257,754	98,566
December 31, 2011	62,450	226,008	100,118
Proved undeveloped reserves:
January 1, 2009	10,901	109,035	29,073
December 31, 2009	33,608	86,424	48,012
December 31, 2010	37,805	77,466	50,716
December 31, 2011	37,930	109,272	56,142
  ________________

(1)	Includes natural gas liquids.

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
For 2011, 2010, and 2009, future cash inflows used in the standardized measure calculation were estimated by applying a twelve-month average price for oil and natural gas, adjusted for location and quality differences, to the estimated future production of year-end proved reserves. Future cash inflows for 2008 were estimated by applying the year-end price for oil and natural gas, adjusted for location and quality differences, to the estimated future production of year-end proved reserves. Future cash inflows do not reflect the impact of future production that is subject to open hedge positions (see Note 5, “Derivative activities and fair value measurements”). Future cash inflows were reduced by estimated future development, abandonment and production costs based on year-end costs in order to arrive at net cash flows before tax. Future income tax expense has been computed by applying year-end statutory tax rates to aggregate future pre-tax net cash flows reduced by the tax basis of the properties involved and tax carryforwards. GAAP requires the use of a 10% discount rate and prices and costs excluding escalations based upon future conditions.
In general, management does not rely on the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable and possible as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.
The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	For the year ended December 31,
	2011	2010	2009
Future cash flows	$10,737,829	$8,614,519	$6,376,198
Future production costs	(4,061,713)	(3,448,904)	(2,561,177)
Future development and abandonment costs	(1,202,438)	(1,054,771)	(734,611)
Future income tax provisions	(1,653,666)	(1,211,143)	(792,160)
Net future cash flows	3,820,012	2,899,701	2,288,250
Less effect of 10% discount factor	(2,222,100)	(1,663,675)	(1,316,886)
Standardized measure of discounted future net cash flows	$1,597,912	$1,236,026	$971,364

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Future cash flows as shown above were reported without consideration for the effects of cash flow hedges outstanding at each period end. Based on SEC prices used in determining future net revenues, if the effects of cash flow hedges were included in the computation, then future cash flows would have increased by $28,156 in 2009. We discontinued the use of hedge accounting effective April 1, 2010.
The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	For the year ended December 31,
	2011	2010	2009
Beginning of year	$1,236,026	$971,364	$755,013
Sale of oil and natural gas produced, net of production costs	(374,300)	(275,939)	(177,891)
Net changes in prices and production costs	538,466	512,006	369,851
Extensions and discoveries	224,027	166,330	126,235
Improved recoveries	17,969	69,181	25,212
Changes in future development costs	(238,881)	(236,031)	(253,459)
Development costs incurred during the period that reduced future development costs	166,161	84,327	62,960
Revisions of previous quantity estimates	77,588	(66,781)	149,494
Purchases and sales of reserves in place, net	(40,662)	63,205	4,956
Accretion of discount	169,679	124,480	88,440
Net change in income taxes	(177,142)	(181,858)	(174,544)
Changes in production rates and other	(1,019)	5,742	(4,903)
End of year	$1,597,912	$1,236,026	$971,364
The following prices before field differentials were used in determining future net revenues related to the standardized measure calculation:

	2011	2010	2009
Oil (per Bbl)	$96.19	$79.43	$61.18
Natural gas (per Mcf)	$4.11	$4.38	$3.87

Note 17: Subsequent events
In the first quarter of 2012, we adopted the Chaparral Energy, Inc. Non-Officer Restricted Stock Unit Plan (the “RSU Plan”), which is intended to replace our existing Phantom Stock Plan. Initial awards under the RSU Plan have an aggregate grant-date fair value of $2,684, which will vest in equal annual installments over the next three years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. Based on their evaluation as of the end of the fiscal year ended December 31, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The following table provides information regarding our executive officers and directors. Our board of directors currently consists of five members: Mark A. Fischer, Charles A. Fischer, Jr., Aubrey K. McClendon, Karl Kurz and Christopher Behrens. Mark A. Fischer is a full-time employee.

Name	Age	Position
Mark A. Fischer	62	Chairman, Chief Executive Officer and President
K. Earl Reynolds	51	Chief Operating Officer and Executive Vice President (effective February 1, 2011)
Joseph O. Evans	57	Chief Financial Officer and Executive Vice President
Robert W. Kelly II	54	Senior Vice President and General Counsel
G. Don Culpepper, Jr.	53	Senior Vice President—Corporate Drilling Manager (effective June 13, 2011)
Larry E. Gateley	62	Senior Vice President—Southern Region Manager
James M. Miller	49	Senior Vice President—Mid-Continent Region Manager
Scott C. Wehner	53	Senior Vice President—EOR Business Unit Manager
Charles A. Fischer, Jr.	63	Director
Aubrey K. McClendon	52	Director
Karl Kurz	50	Director
Christopher Behrens	51	Director
Mark A. Fischer, Chairman, Chief Executive Officer, President and Co-Founder, co-founded Chaparral in 1988 and has served as its President and Chairman of the Board since its inception. Mr. Fischer began his career with Exxon Company USA in 1972 in the Permian Basin of West Texas where he held various positions as production engineer, reservoir engineer, field superintendent and finally supervising production engineer. From 1977 until 1980, Mr. Fischer served as the drilling and production manager for the West Texas and then Mid-Continent Division of TXO Production Corp. Prior to founding Chaparral, he served as division operations manager for Slawson Exploration Company from 1980 to 1988, focusing on the Mid-Continent and Panhandle Divisions. He is a member of the Society of Petroleum Engineers and the American Petroleum Institute. Mr. Fischer served as a director of the API from 1984 to 1986. He currently sits on the board of directors of Pointe Vista Development, LLC and several non-profit organizations, including the Boy Scouts of America, the Texas A&M Look College of Engineering Advisory Council, and the Texas A&M Energy Institute. Mr. Fischer graduated from Texas A&M University in 1972 with an honors degree in aerospace engineering. Mark A. Fischer and Charles A. Fischer, Jr. are brothers. Mr. Fischer is the board designee of the holders of our class B common stock.
K. Earl Reynolds, Chief Operating Officer and Executive Vice President, joined the Company in February 2011. From 2000 through 2010, Mr. Reynolds was actively involved in international operations and strategic planning for Devon Energy, most recently serving as Senior Vice President—Strategic Development, and was responsible for tactical planning, budgeting, coordination of acquisitions and divestitures, and oversight of the company’s assessment of oil and gas reserves. Prior to Devon Energy, Mr. Reynolds’ career included several key leadership roles in domestic and international operations with companies such as Burlington Resources and Mobil Oil. Mr. Reynolds is registered as a Professional Engineer and a member of the Society of Petroleum Engineers. He has served on the board of directors for several non-profit organizations in Houston and Oklahoma City. Mr. Reynolds holds a Master of Science degree in Petroleum Engineering from the University of Houston and a Bachelor of Science degree in Petroleum Engineering from Mississippi State University.

Joseph O. Evans, Chief Financial Officer & Executive Vice President, joined Chaparral in July of 2005 as Chief Financial Officer. From 1998 to June 2005, Mr. Evans was a consultant and practiced public accounting with the firm of Evans Gaither & Assoc. From 1997 to 1998, he served as Senior Vice President and Financial Advisor, Energy Lending, for First National Bank of Commerce in New Orleans. From 1976 until 1997, Mr. Evans worked in the Oklahoma practice of Deloitte & Touche where he became an Audit Partner. While at Deloitte he was a member of the energy industry group and was responsible for services on numerous SEC filings for clients. Mr. Evans has instructed numerous continuing professional education courses focused on compliance with the Sarbanes-Oxley Act. He is a Certified Public Accountant and an Accredited Petroleum Accountant. Mr. Evans is a graduate of the University of Central Oklahoma with a Bachelor of Science degree in Accounting.
Robert W. Kelly II, Sr. Vice President & General Counsel, joined Chaparral in 2001 and oversees the Legal, Human Resources, Land Administration, Acquisitions & Divestitures, Marketing, and Environmental Health and Safety functions. Prior to joining the Company, Mr. Kelly worked for Ricks Exploration Inc. as Director of Business Development & Gas Marketing for two years. From 1990 until 1999, he was with EOG Resources Inc. (formerly Enron Oil & Gas Company) initially as Land Manager for its Oklahoma City division and later leading their business development program in the division. During 1989 and 1990, Mr. Kelly was a title attorney in Oklahoma City. He began his oil and gas career as a Landman with TXO Production Corp. in 1981, subsequently receiving promotions to District Landman by 1988. He is a member of the Oklahoma Bar Association, the Oklahoma Independent Producers Association, and several other business and legal associations. Mr. Kelly received a Bachelor of Business Administration (Petroleum Land Management) degree from the University of Oklahoma, and a Juris Doctor from the Oklahoma City University School of Law. Mr. Kelly is a past board member of the City Rescue Mission and currently serves on the Board of Elders for his church.
G. Don Culpepper, Jr., Sr. Vice President—Corporate Drilling Manager, joined the Company in June 2011. From 2004 to May 2011, Mr. Culpepper was actively involved in domestic drilling operations for Devon Energy, most recently serving as Director—Category Management & Analysis, and was responsible for leading activities in building a new organizational capability to identify strategic categories of spend in order to more efficiently leverage the corporation’s capital budget relative to supply chain needs in the United States and Canada. Prior to Devon Energy, Mr. Culpepper’s career included key roles of responsibility in domestic and international operations with companies such as EOG Resources and Texaco. He is a graduate of the University of North Texas and has completed several post graduate certificate programs from The Johnson Graduate School of Management at Cornell University.
Larry E. Gateley, Sr. Vice President—Southern Region Manager, has 38 years of diversified management, operational, and technical engineering experience. His previous positions include Reservoir/Production/Drilling Engineer for Exxon Company USA, Sr. Petroleum Engineer for J.M. Huber Corp., Chief Drilling Engineer for Post Petroleum Inc., Vice President and Co-Owner of Wood-Gate Engineering Inc., Vice President of Acquisitions for SMR Energy Income Funds, and Acquisitions Manager for Frontier Natural Gas Corporation. Mr. Gateley is a registered Professional Engineer in the states of Oklahoma and Texas. He is a graduate of the University of Oklahoma with a Bachelor of Science degree in Mechanical Engineering.
James M. Miller, Sr. Vice President—Mid-Continent Region Manager, joined the Company in 1996, as Operations Engineer. Since joining the Company, Mr. Miller has been promoted to positions of increasing responsibility and currently oversees production operations in the Mid-Continent Region. Mr. Miller has gained particular expertise in the area of operating secondary and tertiary recovery units. Prior to joining Chaparral, Mr. Miller worked for KEPCO Operating Inc. for one year as a petroleum engineer. From 1987 to 1995, he was employed by Robert A. Mason Production Co., as a petroleum engineer, and later as Vice President of Production. He is a member of the Society of Petroleum Engineers and the American Petroleum Institute. Mr. Miller attended the University of Oklahoma and received a Bachelor of Science degree in Petroleum Engineering in 1986.
Scott C. Wehner, Sr. Vice President—EOR Business Unit Manager, joined Chaparral in 2010 as the Vice President of the EOR-CO2 Unit. Prior to joining Chaparral, Mr. Wehner worked for Whiting O&G Corp. where he assisted with the capitalization of assets with CO2 potential. Prior to Whiting, he left Texaco after 20 years to help Kinder Morgan open its CO2 EOR operations office in Midland, Texas to exploit the acquisition of the SACROC Unit. With 31 years industry experience, his past 26 years have been associated with the evaluation, design, implementation and management of CO2 projects in West Texas, Southeast New Mexico, Oklahoma and Wyoming. He has published and presented various CO2-related papers and has a US Patent involving the CO2 process. He is a member and past Director of the International Society of Petroleum Engineers and sits on the RCP Advisory Board of the Colorado School of Mines. Mr. Wehner graduated from the University of Missouri—Rolla in 1980 with a Bachelor of Science in Geological Engineering and received UMR’s Distinguished Young Alumnus Award in 1997. He is a recipient of a 2003 Engineer of the Year Award from the Texas Society of Professional Engineers and is a member of the American Petroleum Institute.

Charles A. Fischer, Jr., Director and Co-Founder, co-founded the Company in 1988, and has served as a director of the Company since its inception. Mr. Fischer served as the Company’s Chief Administrative Officer and Executive Vice President from July 2005 until his retirement effective July 27, 2007. Mr. Fischer joined the Company full-time in 2000 and served as its Chief Financial Officer and Senior Vice President for five years until assuming the role of Chief Administrative Officer. In 1978 Mr. Fischer founded C.A. Fischer Lumber Co. Ltd., which owns eight retail building supply outlets in western Canada, and is the current President. Mr. Fischer also serves as manager of Altoma Energy GP. Mr. Fischer began his career with Renewable Resources in 1974 as a senior scientist on the Polar Gas Pipeline Project investigating the feasibility of bringing natural gas from the high Arctic to south-central Canada. Mr. Fischer served as director of the Canadian Western Retail Lumberman's Association for 11 years, was President for six years, and received the 2001 Industry Achievement Award. He graduated from Texas A&M University with a Bachelor of Science degree in Biology and from the University of Wisconsin with a Master of Science degree in Ecology. Mr. Fischer is the board designee of the holders of our class C common stock.
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
(iii) Variable compensation should represent a portion of a Senior Executive’s total compensation
We intend for a portion of compensation paid to Senior Executives to be variable in order to: 1) allow flexibility when our performance and/or industry conditions are not optimum; 2) maintain the ability to reward Senior Executives for our overall growth; and 3) retain Senior Executives when industry conditions necessitate. Senior Executives should have the incentive of increasing our profitability and value in order to earn a portion of their compensation package.

(iv) Compensation should balance short- and long-term performance
We seek to structure a balance between achieving strong short-term annual results and ensuring our long-term viability and success. To reinforce the importance of balancing these perspectives, Senior Executives are regularly provided compensation based on both the accomplishment of short-term objectives and incentives for achieving long-term objectives. While our annual bonus plans are structured to reward the accomplishment of short-term objectives, in 2004, we began a long-term compensation plan for our Executive Employees and other key employees. This plan is to deliver long-term incentive awards aligned with the interests of stockholders while simultaneously serving as a retention tool.
Review of Senior Executive Performance
The PEO reviews, on an annual basis, each compensation element of a Senior Executive. In each case, the PEO takes into account the scope of responsibilities and experience, succession potential, strengths and weaknesses, and contribution and performance over the past year and balances these against competitive salary levels. The PEO works daily with the Senior Executives, which allows him to form his assessment of each individual’s performance. The PEO’s performance is assessed by the Board, taking into account the scope of responsibilities and experience, strengths and weaknesses, and contributions and performance over the past year balanced against competitive salary levels.
Components of the Executive Compensation Program
We believe the total compensation and benefits program for Senior Executives should consist of the following:

•	base salaries;

•	annual bonus plans;

•	long-term retention and incentive compensation; and

•	health and welfare benefits and retirement.
Base Salaries
For 2011, Senior Executive base salaries were minimally increased from 2010 due to general industry conditions and the economic and industry outlook for 2010. Increases to base salaries in 2011 were driven primarily by general industry conditions and the economic and industry outlook for 2011.
We review the Survey Data annually. The Survey Data and general economic conditions and marketplace compensation trends are evaluated. We usually adjust base salaries for Senior Executives annually. The PEO did not rely solely on predetermined formulas or a limited set of criteria when evaluating the base salaries of the Senior Executives for 2011.
This is in line with our philosophy that Senior Executive compensation should be paid at approximately the competitive median levels based on the Survey Data, and taking current industry and economic factors into consideration. The salaries paid to the PEO and the NEOs during fiscal year 2011 are shown in the Summary Compensation Table in this annual report.
Annual Bonus Plans
Annual Officers’ Bonus Program
We established the Annual Officers’ Bonus program in September 2006. The Annual Officers’ Bonus program provides Senior Executives with the opportunity to earn cash bonuses based on our achievement of unspecified Company-wide goals as determined by the PEO. The bonus is a component of the compensation program designed to align Senior Executive pay with our annual (short-term) performance.
The Annual Officers Bonus program was structured to provide cash bonus targets to Senior Executives competitive to the median levels based on the Survey Data to be consistent with our philosophy that compensation levels should be variable and competitive. The Annual Officers’ Bonuses awarded to the PEO and the NEOs for 2010 and 2009 are shown in the Summary Compensation Table. In 2011, we adopted the AIM program described below, and no further awards under the Annual Officers’ Bonus program are expected to be made.

Annual Incentive Measure Bonus Program
In 2011, we created a non-binding, discretionary incentive program called the Annual Incentive Measure Bonus Program (the “AIM” program) which pays cash bonus awards to eligible employees when the Company achieves certain performance measures on a Company-wide basis. Amounts payable under the AIM program are tied to the approved Company budget and to certain individual, departmental, and business unit measures, including, but not limited to, employees who reach individual performance goals and contribute positively to their respective business units and the Company’s goals and objectives.
Participation in the AIM program is limited to regular, full-time employees who achieve overall performance ratings of “Meets Expectations” and above for the plan year. The targets for individual awards are expressed as a percentage of an employee’s eligible earnings for the plan year and are based on pay grade and level of responsibility. The first 50% of the computation of an employee’s AIM award is determined based solely on the Company’s performance on six Company-wide performance measures: EBITDA – 20%; Production Volume (Boe/d) – 20%; Reserve Replacement – 15%; Proved Developed Finding and Development Costs ($/Boe) – 20%; Lease Operating Expenses ($/Boe) – 15%; and Safety – 10%. The remaining 50% of the computation of an employee’s AIM award is discretionary and is based on the performance of the department or business unit in which the employee works and his or her individual performance and contributions as reflected by his or her performance review.
For the 2011 AIM program plan year, the Company performed at 93% of its target. Therefore, 50% of all eligible employees’ target bonus was paid at 93% of target. The remaining 50% was discretionary and varied by employee based on individual targets, department and business unit performance, and individual contributions.
Long-term Retention and Incentive Compensation
Phantom Plan
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
Also, phantom stock vests if a change of control event occurs as discussed in more detail under the heading “—Potential Payments upon Termination or Change of Control.” Upon vesting, participants are entitled to the value of their phantom units payable in cash immediately, subject to meeting certain requirements under Code Section 409A and the accompanying regulations.
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
2010 Equity Incentive Plan
We adopted the Chaparral Energy, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”) in April 2010. The 2010 Plan reserves a total of 86,301 shares of our class A common stock for awards issued under the 2010 Plan. If any award is exercised, paid, forfeited, terminated or canceled without the delivery of shares, then the shares covered by such award will be available again for grant under the 2010 Plan. All of our or our affiliates’ employees, officers, directors, and consultants, as defined in the 2010 Plan, are eligible to participate in the 2010 Plan.
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
Although we may deduct equity awards for tax purposes, the accounting rules pursuant to ASC Topic 718, Compensation - Stock Compensation, require that the portion of the tax benefit in excess of the financial compensation cost be recorded to paid-in-capital.
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
Indemnification agreements
We have indemnification agreements with Mark A. Fischer, K. Earl Reynolds, Joseph O. Evans, Robert W. Kelly II, Charles A. Fischer, Jr., Aubrey K. McClendon, Karl Kurz and Christopher Behrens. These indemnification agreements are intended to permit indemnification to the fullest extent now or hereafter permitted by the General Corporation Law of Delaware. It is possible that the applicable law could change the degree to which indemnification is expressly permitted.
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

Employment Agreements
We have entered into employment agreements with each of our NEOs, under the terms of which each will serve in their respective officerial positions. The initial term of the employment agreements are three years, each with an automatic two-year renewal and automatic annual renewals thereafter. The employment agreements provide our NEOs the following compensation arrangements:

Name	Effective Date	Minimum Base Salary	Target Annual Bonus (as a % of Base)	Equity Grant (Service Vested)(1)	Equity Grant (Market Vested)(1)
Mark A. Fischer	April 12, 2010	$620,298	100%	$1,814,366	$3,673,995
K. Earl Reynolds	February 1, 2011	375,000	80%	746,201	1,528,860
Joseph O. Evans	April 12, 2010	345,030	80%	725,883	1,469,598
G. Don Culpepper, Jr.	June 13, 2011	275,000	70%	699,623	908,106
Scott C. Wehner	June 15, 2011	256,000	70%	443,117	656,673
________________
(1)    The value shown is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
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
Board of Directors Report
The 2011 board of directors has reviewed and discussed the above Compensation Discussion and Analysis with management and, based on such review and discussions, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Mark A. Fischer
Karl Kurz
Christopher Behrens
Charles A. Fischer
Aubrey K. McClendon

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

SUMMARY COMPENSATION TABLE
The following table below summarizes the total compensation paid or earned by each of the NEOs for the fiscal year ended December 31, 2011, 2010, and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock awards ($)(2)	Non-equity incentive plan compensation ($)(3)	All other compensation ($)(4)	Total ($)
Mark A. Fischer,	2011	$645,500	$652,842	$—	$—	$32,890	$1,331,232
Chief Executive Officer and President	2010	620,298	434,209	5,488,361	—	28,079	6,570,947
	2009	590,760	590,760	—	254,323	36,102	1,471,945

K. Earl Reynolds,	2011	$346,154	$305,827	$2,275,061	$—	$59,324	$2,986,366
Chief Operating Officer and Executive Vice President	2010	—	—	—	—	—	—
	2009	—	—	—	—	—	—

Joseph O. Evans,	2011	$359,000	$280,451	$—	$—	$12,362	$651,813
Chief Financial Officer and Executive Vice President	2010	345,030	193,217	2,195,481	—	15,840	2,749,568
	2009	328,600	262,880	—	119,025	24,329	734,834

G. Don Culpepper, Jr.,	2011	$153,366	$265,513	$1,607,729	$—	$5,294	$2,031,902
Senior Vice President—Corporate Drilling Manager	2010	—	—	—	—	—	—
	2009	—	—	—	—	—	—

Scott C. Wehner,	2011	$256,000	$310,240	$1,099,790	$—	$50,556	$1,716,586
Senior Vice President—EOR Business Unit Manager	2010	24,615	62,500	507,821	—	7,581	602,517
	2009	—	—	—	—	—	—
 ________________

(1)
Includes: for G. Don Culpepper, Jr. a sign-on bonus of $100,000 granted and paid in 2011; for Scott C. Wehner, sign-on bonuses of $140,000 and $62,500 granted and paid in 2011 and 2010, respectively. All other bonuses for 2011, 2010, and 2009 were paid on March 15, 2012, March 31, 2011, and April 13, 2010, respectively.

(2)	The value shown is the aggregate grant date fair value of restricted stock awards, computed in accordance with FASB ASC Topic 718.

(3)	The Non-Equity Incentive Plan Compensation payment for 2009 was made on January 4, 2010.

(4)
Includes: for Mark A. Fischer $11,000, $14,667, and $22,000 in matching 401(k) contributions, $2,030, $2,108, and $1,973 for the use of a Company vehicle, and $16,049, $6,051, and $6,831 for the use of the Company airplane; for K. Earl Reynolds $16,500 in matching 401(k) contributions, and $41,703 in moving expenses; for Joseph O. Evans $9,900, $13,518, and $22,000 in matching 401(k) contributions; for G. Don Culpepper, Jr. $4,759 in matching 401(k) contributions; for Scott C. Wehner $15,014 and $5,081 in matching 401(k) contributions and $34,296 and $2,500 in moving expenses in 2011, 2010, and 2009, respectively.

GRANTS OF PLAN-BASED AWARDS IN 2011
The following table shows grants of equity-based awards in 2011 for each NEO.

		Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units(2) (#)	Grant Date Fair Value of Stock and Option Awards(3) ($)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)
K. Earl Reynolds—Service-Vested	February 1, 2011				1,061	$746,201
K. Earl Reynolds—Market-Vested	February 1, 2011	0	n/a	4,980		1,528,860
G. Don Culpepper, Jr.—Service-Vested	June 13, 2011				1,061	699,623
G. Don Culpepper, Jr.—Market-Vested	June 13, 2011	0	n/a	2,958		908,106
Scott C. Wehner—Service-Vested	June 15, 2011				672	443,117
Scott C. Wehner—Market-Vested	June 15, 2011	0	n/a	2,139		656,673
________________

(1)
The vesting of the market-vested restricted stock awards is based solely upon the rate of return obtained by CCMP from the sale of its stock. See “Executive compensation—Compensation discussion and analysis—Long-term Retention and Incentive Compensation—2010 Equity Incentive Plan—Market-Vested Restricted Stock Awards” for specific information regarding the potential vesting scenarios. The vesting scenarios do not include a target number of awards to be vested.

(2)	The service-vested restricted stock awards vest over a five-year period.

(3)	The value shown is the aggregate grant date fair value of restricted stock awards, computed in accordance with FASB ASC Topic 718.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2011
The following table shows outstanding restricted stock awards as of December 31, 2011 for each NEO.

	Service-Vested Awards		Market-Vested Awards
Name	Number of Shares of Stock That Have Not Vested(1) (#)	Market Value of Shares of Stock That Have Not Vested(2) ($)	Number of Shares of Stock That Have Not Vested(3) (#)	Market Value of Shares of Stock That Have Not Vested(4) ($)
Mark A. Fischer	2,122	$1,585,304	12,450	$4,905,300
K. Earl Reynolds	1,061	792,652	4,980	1,962,120
Joseph O. Evans	849	634,271	4,980	1,962,120
G. Don Culpepper, Jr.	1,061	792,652	2,958	1,165,452
Scott C. Wehner	983	734,380	2,958	1,165,452
________________

(1)	The service-vested restricted stock awards vest over a five-year period.

(2)	The table assumes an estimated fair value per share of $747.08 as of December 31, 2011.

(3)
See “Executive compensation—Compensation discussion and analysis—Long-term Retention and Incentive Compensation—2010 Equity Incentive Plan—Market-Vested Restricted Stock Awards” for specific information regarding the potential vesting scenarios.

(4)	The table assumes an estimated fair value per share of $394.00 as of December 31, 2011.

2011 STOCK VESTED
The following table shows (i) phantom stock awards and (ii) restricted stock awards that vested during the year ended December 31, 2011 for each NEO that participates in the Phantom Plan and/or the 2010 Plan.

	Phantom Stock Awards		Service-Vested Restricted Stock Awards
Name	Number of Shares of Stock That Have Vested (#)	Value Realized on Vesting(1) ($)	Number of Shares of Stock That Have Vested (#)	Value Realized on Vesting(2) ($)
Mark A. Fischer	—	$—	530	$356,319
Joseph O. Evans	420	7,497	212	142,528
________________

(1)	Award was paid on April 15, 2011.

(2)
Mark A. Fischer retained all of his vested restricted shares and no payment was made for them. Joseph O. Evans retained 125 of his 212 vested restricted shares and no payment was made for them. We withheld his remaining 87 vested shares and paid taxes of $58,490 on July 11, 2011.

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
The following table quantifies amounts that would have been paid pursuant to the employment agreements for each of our NEOs assuming a termination without cause or by the NEO for good reason not following a change in control took place on December 31, 2011, and assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2011.

Name	Base Salary	Annual Bonus	Severance Multiple	Benefits	Total
Mark A. Fischer	$645,500	$652,842	2.5	$24,081	$3,269,936
K. Earl Reynolds	375,000	305,827	2.0	16,992	1,378,646
Joseph O. Evans	359,000	280,451	2.0	18,742	1,297,644
G. Don Culpepper, Jr.	275,000	165,513	1.5	21,906	682,676
Scott C. Wehner	256,000	170,240	1.5	17,690	657,050

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
The following table quantifies amounts that would have been paid pursuant to the employment agreements for each of our NEOs assuming a termination without cause or by the NEO for good reason following a change in control took place on December 31, 2011, and assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2011.

Name	Base Salary	Annual Bonus	Severance Multiple	Benefits	Total
Mark A. Fischer	$645,500	$652,842	3.0	$24,081	$3,919,107
K. Earl Reynolds	375,000	305,827	2.5	16,992	1,719,060
Joseph O. Evans	359,000	280,451	2.5	18,742	1,617,370
G. Don Culpepper, Jr.	275,000	165,513	2.0	21,906	902,932
Scott C. Wehner	256,000	170,240	2.0	17,690	870,170
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
No amounts would have been paid pursuant to the employment agreements for each of our NEOs assuming a termination for cause or by the NEO without good reason took place on December 31, 2011, and assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2011.
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
No amounts would have been paid pursuant to the employment agreements for each of our NEOs assuming an event of death or disability took place on December 31, 2011, and assuming all accrued compensation or reimbursable expenses had been paid on December 31, 2011.
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

Other Payments Made Upon Termination, Retirement, Death or Disability
Certain accelerated vesting provisions will apply to each NEO’s restricted stock awards if the NEO’s employment is terminated without cause or by the NEO for good reason. See “—Compensation Discussion and Analysis—Long-term Retention and Incentive Compensation—2010 Equity Incentive Plan.”
Regardless of the manner in which an NEO’s employment is terminated, he is entitled to receive amounts earned during his term of employment, including unused vacation pay and bonuses earned but not yet paid under the Annual Officers Bonus. All amounts earned by our NEOs under the AIM program were paid on March 15, 2012.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Principal Stockholders
The following table sets forth information, as of March 29, 2012, with respect to all persons who own of record or are known by us to own beneficially more than 5% of our outstanding common stock, each director, and each of the five most highly compensated executive officers, and by all directors and executive officers as a group.

	Beneficial ownership
Name	Number	Class	% of class	% of total outstanding
Mark A. Fischer(1)(2)(7)	357,882	B	100.0%	25.2%
	1	G	33.3%	*
	15,102	A	22.7%	1.1%
Altoma Energy G.P.(1)(3)	209,882	C	100.0%	14.8%
	1	G	33.3%	*
Charles A. Fischer, Jr.(1)(4)	209,882	C	100.0%	14.8%
	1	G	33.3%	*
Chesapeake Holdings Corporation(5)	279,999	D	100.0%	19.7%
	1	G	33.3%	*
Aubrey K. McClendon(5)	—	—	—%	—%
CCMP Capital Investors II (AV-2), L.P.(6)	386,750	E	76.7%	27.3%
	1	F	100.0%	*
Christopher Behrens(6)	—	—	—%	—%
Karl Kurz(6)	—	—	—%	—%
K. Earl Reynolds(7)	5,973	A	9.0%	*
Joseph O. Evans(7)	5,954	A	9.0%	*
G. Don Culpepper, Jr.(7)	4,019	A	6.0%	*
Scott C. Wehner(7)	4,019	A	6.0%	*
All Directors and Officers as a group (12 persons—ownership of total outstanding)	620,780	Various		43.8%
 ________________

*	Less than 1%

(1)	The address of the the stockholder is in care of Chaparral Energy, Inc., 701 Cedar Lake Boulevard, Oklahoma City, Oklahoma 73114.

(2)
Fischer Investments, L.L.C., which is owned 50% by Mark A. Fischer 1994 Trust, for which Mark A. Fischer serves as Trustee, and 50% by Susan L. Fischer 1994 Trust, for which Susan L. Fischer, the spouse of Mark A. Fischer, serves as trustee, is the record owner of these shares of our common stock with the exception of 15,102 shares held by Mark A. Fischer and 3,030 shares held by the irrevocable trusts of his children, for which Mark A. Fischer serves as Trustee.

(3)
Charles A. Fischer, Jr., one of our directors, is one of Altoma's four managing general partners and beneficially owns a 23.15% general partner interest (including 0.90% owned by his spouse) in Altoma Energy G.P. The other partners of Altoma Energy G.P. who are each managing general partners and beneficially own in excess of 5% of its general partner interests are: Kenneth H. McCourt-36.75%; Ronald D. Jakimchuck-17.86%; and Gary H. Klassen-12.80%.

(4)
Includes all 209,882 shares owned of record by Altoma Energy G.P. Charles A. Fischer, Jr. serves as one of four managing partners of Altoma Energy G.P. Charles A. Fischer, Jr. owns directly a 22.25% general partner interest and his spouse owns directly a 0.90% general partner interest in Altoma Energy G.P.

(5)
Chesapeake Energy Corporation (“Chesapeake”) owns its interest in us through its 100% ownership of Chesapeake Holdings Corporation (“CHK Holdings”). Chesapeake has an Investment Committee consisting of Aubrey K. McClendon, Domenic J. (“Nick”) Dell’Osso and Jennifer M. Grigsby that will exercise voting and investment control with respect to our shares of common stock.  Chesapeake may be deemed to beneficially own the shares of common stock owned by Chesapeake Holdings.  The address of Chesapeake and CHK Holdings is 6100 North Western Avenue, Oklahoma City, Oklahoma 73118.

(6)
CCMP Capital Investors II (AV-2), L.P. (“AV-2”), which owns 386,750 shares of Class E common stock and 1 share of Class F common, is part of an affiliated group of our stockholders ultimately controlled by CCMP Capital, LLC (“CCMP Capital”). The affiliated group also includes CCMP Energy I, Ltd. (“CCMP Energy”), which is wholly owned by CCMP Capital Investors II (AV-1), L.P. (“AV-1”) and which owns 58,217 shares of Class E common stock, and CCMP Capital Investors (Cayman) II, L.P. (“CCMP Cayman”), which owns 59,309 shares of Class E common stock. We refer to CCMP Cayman, AV-2 and AV-1 as the “CCMP Capital Funds”. The affiliated group controlled by CCMP Capital owns an aggregate of 504,277, or 35.5%, of our common shares outstanding as of March 29, 2012.

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

Securities Presently Authorized for Issuance under Our 2010 Plan
The following table provides information for all equity compensation plans as of December 31, 2011, under which our equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	20,093	(1)
Total	—	—	20,093
________________

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
Historically, we have granted participation interests in the form of overriding royalty interests to a limited number of employees. We have also granted pro rata certain overriding royalty interests to our stockholders or their affiliates, including Mark A. Fischer and Charles A. Fischer, Jr. We do not intend to continue the grant of any additional participation interest to our stockholders, or their affiliates, including Mark A. Fischer or Charles A. Fischer, Jr. We have discontinued the granting of overriding royalty interests under our existing program to other employees effective December 31, 2005, other than certain specified wells that spud prior to April 1, 2006. Aggregate payments on these interests to all persons were $786,544 in 2011. Payments on these interests to Mark A. Fischer were $183,197 in 2011. Payments on these interests to Charles A. Fischer, Jr. were $47,844 in 2011. Payments on these interests to James M. Miller were $291,301 in 2011.
Transactions with Chesapeake
Chesapeake Holdings Corporation (“CHK”), an indirect wholly owned subsidiary of Chesapeake Energy Corporation (“Chesapeake”), owns approximately 20% of our outstanding common stock. We participate in ownership of properties operated by Chesapeake and received revenues and incurred joint interest billings of $5,028,000 and $1,764,000, respectively, for the year ended December 31, 2011 on these properties. In addition, Chesapeake participates in ownership of properties operated by us. During the year ended December 31, 2011, we paid revenues and recorded joint interest billings of $2,834,000 and $4,056,000, respectively, to Chesapeake. Amounts receivable from and payable to Chesapeake were $223,000 and $207,000, respectively, as of December 31, 2011.
CHK has disclosed its intention to sell all of its equity interest in us. The sale by CHK will be subject to the terms and conditions of the Stockholders Agreement described below, including the restrictions on its ability to sell its equity interest.
Transactions with CCMP
On April 12, 2010, we closed the sale of an aggregate of 475,043 shares of our common stock to CCMP, and as a result of this transaction, CCMP owns approximately 36% of our total outstanding common stock. Fees and other expenses associated with the sale were $11,769,000, which includes $5,000,000 paid to CCMP for its expenses in connection with the transaction.
Stockholders Agreement
In connection with the closing of the private sale of our common stock to CCMP, we, CCMP, CHK, Altoma Energy GP (“Altoma”), and Fischer Investments, L.L.C. (“Fischer”) entered into a Stockholders Agreement on the closing date of the above transaction. The Stockholders Agreement provides for certain general rights and restrictions, including board observer rights, informational rights, general restrictions on transfer of common stock, tag-along rights, preemptive rights, registration rights following a Qualified IPO (as defined in the Stockholders Agreement) and, subject to certain limited exceptions, prohibitions on the sale or acquisition of our common stock that would result in a change of control, as such term is defined under our indentures for our senior notes.
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

With the exception of registration rights, the rights and preferences of a stockholder under the Stockholders Agreement will generally terminate on the earlier of (x) the closing date of a Qualified IPO or (y) the date that such holder and its permitted transferees cease to beneficially own 5% or more of the Company's fully-diluted common stock.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Auditor and Fees
Grant Thornton LLP, our independent registered public accounting firm, audited our consolidated financial statements for fiscal year 2011. Grant Thornton LLP has billed us and our subsidiaries fees as set forth in the table below for (i) the audits of our 2011 and 2010 annual financial statements, reviews of quarterly financial statements, and other documents filed with the Securities and Exchange Commission and (ii) assurance and other services reasonably related to the audit or review of our financial statements.

	Audit Fees	Audit- Related Fees
Fiscal year 2011(1)	$470,409	$3,260
Fiscal year 2010(1)	$511,671	$3,990
_________
(1)    There were no fees billed in 2011 or 2010 that would constitute “Tax Fees” or “All Other Fees.”
Pre-Approved Policies and Procedures
We currently have two board committees, audit and compensation. Our board of directors has adopted policies regarding the pre-approval of auditor services. Specifically, the board of directors approves all services provided by the independent public accountants at its March meeting. All additional services must be pre-approved on a case-by-case basis. Our board of directors reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled board meetings. All of the services provided by Grant Thornton LLP during fiscal year 2011 were approved by the board of directors.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements, Schedules and Exhibits
(1) Financial Statements-Chaparral Energy, Inc. and Subsidiaries:
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

3.1*
Second Amended and Restated Certificate of Incorporation of Chaparral Energy, Inc. (the “Company”), dated as of April 12, 2010. (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on April 14, 2010)

3.2*	Second Amended and Restated Bylaws of the Company, dated as of April 12, 2010. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on April 14, 2010)

4.1*
Form of 8 1/2% Senior Note due 2015 (included in Exhibit 4.2). (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.2*
Indenture, dated as of December 1, 2005, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.3*
First Supplemental Indenture, dated as of August 24, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (SEC File No. 333-134748), filed on August 28, 2006)

4.4*
Second Supplemental Indenture, dated as of October 31, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (SEC File No. 333-134748), filed on November 6, 2006)

4.5*
Third Supplemental Indenture, dated as of July 30, 2007 and effective as of April 16, 2007, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4 (SEC File No. 333-145128), filed on August 3, 2007)

4.6*
Indenture dated January 18, 2007, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.7*
Form of 8 7/8% Senior Note due 2017 (included in Exhibit 4.6). (Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.8*
First Supplemental Indenture, dated as of July 30, 2007 and effective as of April 16, 2007, to Indenture dated as of January 18, 2007 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-4 (SEC File No. 333-145128), filed on August 3, 2007)

4.9*
Indenture dated September 16, 2010, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (SEC File No.333-134748) filed on September 16, 2010)

Exhibit No.	Description

4.10*
Form of 9 7/8% Senior Note due 2020 (included in Exhibit 4.9). (Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (SEC File No. 333-134748) filed on September 16, 2010)

4.11*
Indenture dated February 22, 2011, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on February 22, 2011)

4.12*	Form of 8¼ % Senior Note due 2021 (included as Exhibit A to Exhibit 4.11) (Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on February 22, 2011)

4.13*
Fourth Supplemental Indenture dated February 22, 2011, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on February 22, 2011)

10.1*†
Form of Indemnification Agreements, between the Company and each of the directors and certain executive officers thereof (Incorporated by reference to Exhibit 10.6 to Form S-4 (SEC File No. 333-134748), filed on June 6, 2006)

10.2*†	Form of Assignment of Overriding Royalty Interest to James M. Miller (Incorporated by reference to Exhibit 10.7 to Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

10.3*
Seventh Restated Credit Agreement, dated as of October 31, 2006, by and among the Company, Chaparral Energy, L.L.C., in its capacity as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders named therein. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (SEC File No. 333-134748), filed on November 6, 2006)

10.4*
First Amendment to Seventh Restated Credit Agreement, dated as of May 11, 2007, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed May 15, 2007)

10.5*
Second Amendment to Seventh Restated Credit Agreement, dated as of July 3, 2007, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.11 to the Company's Registration on Form S-l (SEC File No. 333-130749), filed on July 20, 2007)

10.6*
Third Amendment to Seventh Restated Credit Agreement, dated as of May 13, 2008, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.7*
Fourth Amendment to Seventh Restated Credit Agreement, dated as of December 24, 2008, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.19 of the Company's Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.8*
Fifth Amendment to Seventh Restated Credit Agreement, dated as of May 21, 2009, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (SEC File No. 333-134748), filed on May 26, 2009)

10.9†*
Form of Change of Control Severance Agreement for Corporate Officers, between the Company and certain executive officers thereof (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K (SEC File No. 333-134748), filed on March 31, 2008)

10.10*
Stock Purchase Agreement, dated as of March 23, 2010, by and among the Company, CCMP Capital Investors II (AV-2), L.P., CMP Energy I LTD. and CCMP Capital Investors (Cayman) II, L.P. (Incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K (SEC File No. 333-134748), filed on March 24, 2010)

10.11*
Stockholders' Agreement, dated as of April 12, 2010, by and among the Company, CHK Holidngs, L.L.C. CCMP Capital Investors II (AV-2), L.P., CMP Energy I LTD., CCMP Capital Investors (Cayman) II, L.P Altoma Energy GP and Fischer Investments, L.L.C. (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on April 14, 2010)

Exhibit No.	Description

10.12*
Eighth Restated Credit Agreement, dated as of April 12, 2010, by and among the Company, Chaparral Energy, L.L.C., in its capacity as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders named therein. (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed on April 14, 2010)

10.13*	First Amendment to Eighth Restated Credit Agreement dated as of July 26, 2010. (Incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2010)

10.14*	Second Amendment to Eighth Restated Credit Agreement dated as of January 11, 2011(Incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on February 8, 2011)

10.15*	Third Amendment to Eighth Restated Credit Agreement dated as of February 7, 2011 (Incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on February 8, 2011)

10.16*	Fourth Amendment to Eighth Restated Credit Agreement dated as of April 1, 2011 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 4, 2011)

10.17*	Fifth Amendment to Eighth Restated Credit Agreement dated as of October 31, 2011 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on November 14, 2011)

10.18	Sixth Amendment to Eighth Restated Credit Agreement dated as of December 1, 2011

10.19†*	Second Amended and Restated Phantom Stock Plan dated December 31, 2008 (Incorporated by reference to Exhibit 10.22 of the Company's Quarterly Report on Form 10-Q, filed on November 10, 2009)

10.20†*	2010 Equity Incentive Plan dated April 12, 2010. (Incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K, filed on April 14, 2010)

10.21†
Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (Time Vesting). (Incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K, filed on April 14, 2010)

10.22†*
Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (Performance Vesting). (Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K, filed on April 14, 2010)

10.23†*
Employment Agreement, dated as of April 12, 2010, by and among the Company and Mark A. Fischer. (Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K, filed on April 14, 2010)

10.24†*
Employment Agreement, dated as of April 12, 2010, by and among the Company and Joseph O. Evans. (Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K, filed on April 14, 2010)

10.25†*
Employment Agreement, dated as of April 12, 2010, by and among the Company and Larry E. Gateley. (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K, filed on April 14, 2010)

10.26†*
Employment Agreement, dated as of April 12, 2010, by and among the Company and James M. Miller. (Incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K, filed on April 14, 2010)

10.27†*
Employment Agreement, dated as of April 12, 2010, by and among the Company and Robert W. Kelly II. (Incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K, filed on April 14, 2010)

10.28*†
Purchase Agreement dated as of September 13, 2010, by and among Chaparral Energy, Inc. and certain of its subsidiaries named therein, and J.P. Morgan Securities LLC, as representative of the several Initial Purchasers named therein. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (SEC File No. 333-134748) filed on September 16, 2010)

10.29*
Registration Rights Agreement dated September 16, 2010, among Chaparral Energy, Inc., the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on form 8-K (SEC File No.333-134748) filed on September 16, 2010)

10.30†*
Employment Agreement, dated as of February 1, 2011, by and among the Company and K. Earl Reynolds (Incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K, filed on March 29, 2011)

Exhibit No.	Description

10.31*
Purchase Agreement dated as of February 7, 2011, by and among Chaparral Energy, Inc. and certain of its subsidiaries named therein, and Wells Fargo Securities, LLC, as Representative of the several Initial Purchasers named therein (Incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on February 8, 2011)

10.32*
Solicitation Agent and Dealer Manager Agreement dated February 7, 2011 by and among Chaparral Energy, Inc. and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on February 8, 2011)

10.33*
Registration Rights Agreement dated February 22, 2011, among Chaparral Energy, Inc., the guarantors party thereto, and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 22, 2011)

10.34*
Carbon Dioxide Purchase and Sale Agreement dated March 24, 2011, by and between Chaparral CO2, LLC, as buyer and Coffeyville Resources Nitrogen Fertilizers, LLC, as seller (Incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K, filed on March 29, 2011)

10.35†	Employment Agreement, dated as of June 13, 2011, by and among the Company and G. Don Culpepper, Jr.

10.36†	Employment Agreement, dated as of June 15, 2011, by and among the Company and Scott C. Wehner

21.1	Subsidiaries of the Company.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Cawley, Gillespie & Associates, Inc.

99.2	Report of Ryder Scott Company, L.P.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
  ________________

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

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
Date: March 29, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARK A. FISCHER	President, Chief Executive Officer	March 29, 2012
Mark A. Fischer	and Chairman (Principal Executive Officer)

/S/ CHARLES A. FISCHER, JR.	Director	March 29, 2012
Charles A. Fischer, Jr.

/S/ AUBREY K. MCCLENDON	Director	March 29, 2012
Aubrey K. McClendon

/S/ KARL KURZ	Director	March 29, 2012
Karl Kurz

/S/ CHRISTOPHER BEHRENS	Director	March 29, 2012
Christopher Behrens

EXHIBIT INDEX

Exhibit No.	Description

3.1*
Second Amended and Restated Certificate of Incorporation of Chaparral Energy, Inc. (the “Company”), dated as of April 12, 2010. (Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on April 14, 2010)

3.2*	Second Amended and Restated Bylaws of the Company, dated as of April 12, 2010. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on April 14, 2010)

4.1*
Form of 8 1/2% Senior Note due 2015 (included in Exhibit 4.2). (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.2*
Indenture, dated as of December 1, 2005, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (SEC File No. 333-130749), filed on December 29, 2005)

4.3*
First Supplemental Indenture, dated as of August 24, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (SEC File No. 333-134748), filed on August 28, 2006)

4.4*
Second Supplemental Indenture, dated as of October 31, 2006, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (SEC File No. 333-134748), filed on November 6, 2006)

4.5*
Third Supplemental Indenture, dated as of July 30, 2007 and effective as of April 16, 2007, to Indenture dated as of December 1, 2005 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4 (SEC File No. 333-145128), filed on August 3, 2007)

4.6*
Indenture dated January 18, 2007, among the Company, as Issuer, the subsidiaries of the Company party thereto as Guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.7*
Form of 8 7/8% Senior Note due 2017 (included in Exhibit 4.6). (Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (SEC File No. 333-134748), filed on January 24, 2007)

4.8*
First Supplemental Indenture, dated as of July 30, 2007 and effective as of April 16, 2007, to Indenture dated as of January 18, 2007 among the Company, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-4 (SEC File No. 333-145128), filed on August 3, 2007)

4.9*
Indenture dated September 16, 2010, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (SEC File No.333-134748) filed on September 16, 2010)

4.10*
Form of 9 7/8% Senior Note due 2020 (included in Exhibit 4.9). (Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K (SEC File No. 333-134748) filed on September 16, 2010)

4.11*
Indenture dated February 22, 2011, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on February 22, 2011)

4.12*	Form of 8¼ % Senior Note due 2021 (included as Exhibit A to Exhibit 4.11) (Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on February 22, 2011)

4.13*
Fourth Supplemental Indenture dated February 22, 2011, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on February 22, 2011)

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

10.3*
Seventh Restated Credit Agreement, dated as of October 31, 2006, by and among the Company, Chaparral Energy, L.L.C., in its capacity as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders named therein. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (SEC File No. 333-134748), filed on November 6, 2006)

10.4*
First Amendment to Seventh Restated Credit Agreement, dated as of May 11, 2007, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed May 15, 2007)

10.5*
Second Amendment to Seventh Restated Credit Agreement, dated as of July 3, 2007, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.11 to the Company's Registration on Form S-l (SEC File No. 333-130749), filed on July 20, 2007)

10.6*
Third Amendment to Seventh Restated Credit Agreement, dated as of May 13, 2008, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.7*
Fourth Amendment to Seventh Restated Credit Agreement, dated as of December 24, 2008, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.19 of the Company's Quarterly Report on Form 10-Q, filed on May 15, 2009)

10.8*
Fifth Amendment to Seventh Restated Credit Agreement, dated as of May 21, 2009, by and among the Company, Chaparral Energy, L.L.C., as Borrower Representative for the Borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (SEC File No. 333-134748), filed on May 26, 2009)

10.9†*
Form of Change of Control Severance Agreement for Corporate Officers, between the Company and certain executive officers thereof (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K (SEC File No. 333-134748), filed on March 31, 2008)

10.10*
Stock Purchase Agreement, dated as of March 23, 2010, by and among the Company, CCMP Capital Investors II (AV-2), L.P., CMP Energy I LTD. and CCMP Capital Investors (Cayman) II, L.P. (Incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K (SEC File No. 333-134748), filed on March 24, 2010)

10.11*
Stockholders' Agreement, dated as of April 12, 2010, by and among the Company, CHK Holidngs, L.L.C. CCMP Capital Investors II (AV-2), L.P., CMP Energy I LTD., CCMP Capital Investors (Cayman) II, L.P Altoma Energy GP and Fischer Investments, L.L.C. (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on April 14, 2010)

10.12*
Eighth Restated Credit Agreement, dated as of April 12, 2010, by and among the Company, Chaparral Energy, L.L.C., in its capacity as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders named therein. (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed on April 14, 2010)

10.13*	First Amendment to Eighth Restated Credit Agreement dated as of July 26, 2010. (Incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2010)

10.14*	Second Amendment to Eighth Restated Credit Agreement dated as of January 11, 2011(Incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on February 8, 2011)

10.15*	Third Amendment to Eighth Restated Credit Agreement dated as of February 7, 2011 (Incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on February 8, 2011)

10.16*	Fourth Amendment to Eighth Restated Credit Agreement dated as of April 1, 2011 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 4, 2011)

Exhibit No.	Description

10.17*	Fifth Amendment to Eighth Restated Credit Agreement dated as of October 31, 2011 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on November 14, 2011)

10.18	Sixth Amendment to Eighth Restated Credit Agreement dated as of December 1, 2011

10.19†*	Second Amended and Restated Phantom Stock Plan dated December 31, 2008 (Incorporated by reference to Exhibit 10.22 of the Company's Quarterly Report on Form 10-Q, filed on November 10, 2009)

10.20†*	2010 Equity Incentive Plan dated April 12, 2010. (Incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K, filed on April 14, 2010)

10.21†
Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (Time Vesting). (Incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K, filed on April 14, 2010)

10.22†*
Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (Performance Vesting). (Incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K, filed on April 14, 2010)

10.23†*
Employment Agreement, dated as of April 12, 2010, by and among the Company and Mark A. Fischer. (Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K, filed on April 14, 2010)

10.24†*
Employment Agreement, dated as of April 12, 2010, by and among the Company and Joseph O. Evans. (Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K, filed on April 14, 2010)

10.25†*
Employment Agreement, dated as of April 12, 2010, by and among the Company and Larry E. Gateley. (Incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K, filed on April 14, 2010)

10.26†*
Employment Agreement, dated as of April 12, 2010, by and among the Company and James M. Miller. (Incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K, filed on April 14, 2010)

10.27†*
Employment Agreement, dated as of April 12, 2010, by and among the Company and Robert W. Kelly II. (Incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K, filed on April 14, 2010)

10.28*†
Purchase Agreement dated as of September 13, 2010, by and among Chaparral Energy, Inc. and certain of its subsidiaries named therein, and J.P. Morgan Securities LLC, as representative of the several Initial Purchasers named therein. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (SEC File No. 333-134748) filed on September 16, 2010)

10.29*
Registration Rights Agreement dated September 16, 2010, among Chaparral Energy, Inc., the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on form 8-K (SEC File No.333-134748) filed on September 16, 2010)

10.30†*
Employment Agreement, dated as of February 1, 2011, by and among the Company and K. Earl Reynolds (Incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K, filed on March 29, 2011)

10.31*
Purchase Agreement dated as of February 7, 2011, by and among Chaparral Energy, Inc. and certain of its subsidiaries named therein, and Wells Fargo Securities, LLC, as Representative of the several Initial Purchasers named therein (Incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on February 8, 2011)

10.32*
Solicitation Agent and Dealer Manager Agreement dated February 7, 2011 by and among Chaparral Energy, Inc. and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on February 8, 2011)

10.33*
Registration Rights Agreement dated February 22, 2011, among Chaparral Energy, Inc., the guarantors party thereto, and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 22, 2011)

10.34*
Carbon Dioxide Purchase and Sale Agreement dated March 24, 2011, by and between Chaparral CO2, LLC, as buyer and Coffeyville Resources Nitrogen Fertilizers, LLC, as seller (Incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K, filed on March 29, 2011)

Exhibit No.	Description

10.35†	Employment Agreement, dated as of June 13, 2011, by and among the Company and G. Don Culpepper, Jr.

10.36†	Employment Agreement, dated as of June 15, 2011, by and among the Company and Scott C. Wehner

21.1	Subsidiaries of the Company.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Cawley, Gillespie & Associates, Inc.

99.2	Report of Ryder Scott Company, L.P.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
  ________________

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement