Form 10-Q
period 2012-03-31
Chaparral Energy, Inc.
filed 2012-05-11
CIK 1346980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________
Form 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock as of May 11, 2012:

Class	Number of shares
Class A Common Stock, $0.01 par value	65,702
Class B Common Stock, $0.01 par value	357,882
Class C Common Stock, $0.01 par value	209,882
Class D Common Stock, $0.01 par value	279,999
Class E Common Stock, $0.01 par value	504,276
Class F Common Stock, $0.01 par value	1
Class G Common Stock, $0.01 par value	3

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

These forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. These risks and uncertainties include those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 29, 2012. Specifically, some factors that could cause actual results to differ include:

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

•	Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

•	SEC. The Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries
Consolidated balance sheets

	March 31, 2012	December 31, 2011
(dollars in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,501	$34,589
Accounts receivable, net	68,957	64,788
Inventories	13,008	8,641
Prepaid expenses	2,326	3,265
Derivative instruments	10,844	12,840
Total current assets	117,636	124,123
Property and equipment—at cost, net	74,922	65,711
Oil and natural gas properties, using the full cost method:
Proved	2,625,128	2,535,404
Unevaluated (excluded from the amortization base)	34,173	22,831
Accumulated depreciation, depletion, amortization and impairment	(1,169,112)	(1,135,567)
Total oil and natural gas properties	1,490,189	1,422,668
Derivative instruments	8,795	16,785
Deferred income taxes	3,103	7,526
Other assets	31,801	32,920
	$1,726,446	$1,669,733

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries Consolidated balance sheets - continued

	March 31, 2012	December 31, 2011
(dollars in thousands, except per share data)	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$96,096	$68,930
Accrued payroll and benefits payable	14,123	18,818
Accrued interest payable	22,825	30,882
Revenue distribution payable	18,008	20,800
Current maturities of long-term debt and capital leases	4,096	3,078
Derivative instruments	2,973	1,505
Deferred income taxes	20,697	23,704
Total current liabilities	178,818	167,717
Long-term debt and capital leases, less current maturities	1,071,955	1,031,495
Derivative instruments	1,393	127
Stock-based compensation	3,144	2,788
Asset retirement obligations	44,333	43,593
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $0.01 par value, 10,000,000 shares authorized and 65,722 and 66,165 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	—	—
Class B Common stock, $0.01 par value, 10,000,000 shares authorized and 357,882 shares issued and outstanding	4	4
Class C Common stock, $0.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding	2	2
Class D Common stock, $0.01 par value, 10,000,000 shares authorized and 279,999 shares issued and outstanding	3	3
Class E Common stock, $0.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding	5	5
Class F Common stock, $0.01 par value, 1 share authorized, issued, and outstanding	—	—
Class G Common stock, $0.01 par value, 3 shares authorized, issued, and outstanding	—	—
Additional paid in capital	420,057	419,370
Accumulated deficit	(37,435)	(47,217)
Accumulated other comprehensive income, net of taxes	44,167	51,846
	426,803	424,013
	$1,726,446	$1,669,733

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of operations

	Three months ended
	March 31,
	2012	2011
(in thousands)	(unaudited)	(unaudited)
Revenues:
Oil and natural gas sales	$127,789	$127,599
Gain (loss) from oil hedging activities	12,423	(6,755)
Other revenues	—	1,145
Total revenues	140,212	121,989
Costs and expenses:
Lease operating	30,949	27,556
Production tax	8,290	8,624
Depreciation, depletion and amortization	36,932	33,977
General and administrative	13,449	8,008
Other expenses	—	1,082
Total costs and expenses	89,620	79,247
Operating income	50,592	42,742
Non-operating expense:
Interest expense	(24,156)	(23,710)
Non-hedge derivative losses	(10,463)	(60,926)
Loss on extinguishment of debt	—	(20,576)
Other income and expenses	5	47
Net non-operating expense	(34,614)	(105,165)
Income (loss) before income taxes	15,978	(62,423)
Income tax expense (benefit)	6,196	(22,159)
Net income (loss)	$9,782	$(40,264)

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of comprehensive income

	Three months ended
	March 31,
	2012	2011
(in thousands)	(unaudited)	(unaudited)
Net income (loss)	$9,782	$(40,264)
Other comprehensive income (loss)
Reclassification adjustment for hedge (gains) losses included in net income (loss)	(12,423)	6,755
Income tax expense (benefit) related to other comprehensive income (loss)	4,744	(2,568)
Other comprehensive income (loss), net of tax	(7,679)	4,187
Comprehensive income (loss)	$2,103	$(36,077)

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of cash flows

	Three months ended
	March 31,
	2012	2011
(in thousands)	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$9,782	$(40,264)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion & amortization	36,932	33,977
Deferred income taxes	6,161	(22,159)
Reclassification adjustment for hedge (gains) losses included in net income (loss)	(12,423)	6,755
Non-hedge derivative losses	10,463	60,926
Loss on extinguishment of debt	—	20,576
Loss on sale of assets	95	5
Other	751	732
Change in assets and liabilities
Accounts receivable	(1,830)	(7,281)
Inventories	(4,367)	1,026
Prepaid expenses and other assets	1,559	1,457
Accounts payable and accrued liabilities	(4,539)	7,942
Revenue distribution payable	(2,792)	2,258
Stock-based compensation	1,089	1,066
Net cash provided by operating activities	40,881	67,016
Cash flows from investing activities
Purchase of property and equipment and oil and natural gas properties	(98,403)	(88,518)
Proceeds from dispositions of property and equipment and oil and natural gas properties	1,856	211
Settlement of non-hedge derivative instruments	2,257	(5,294)
Other	22	—
Net cash used in investing activities	(94,268)	(93,601)
Cash flows from financing activities
Proceeds from long-term debt	42,176	1,059
Repayment of long-term debt and capital lease obligations	(877)	(1,275)
Proceeds from Senior Notes	—	400,000
Repayment of Senior Notes	—	(325,000)
Payment of debt issuance costs and other financing fees	—	(8,597)
Payment of debt extinguishment costs	—	(15,085)
Net cash provided by financing activities	41,299	51,102
Net increase (decrease) in cash and cash equivalents	(12,088)	24,517
Cash and cash equivalents at beginning of period	34,589	55,111
Cash and cash equivalents at end of period	$22,501	$79,628
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements (unaudited)
(dollars in thousands, unless otherwise noted)

Note 1: Nature of operations and summary of significant accounting policies
Chaparral Energy, Inc. and its subsidiaries, (collectively, “we”, “our”, “us”, or the “Company”) are involved in the acquisition, exploration, development, production and operation of oil and natural gas properties. Properties are located primarily in Oklahoma, Texas, New Mexico, Louisiana, Arkansas, and Kansas.
Interim financial statements
The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC and do not include all of the financial information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.
The financial information as of March 31, 2012, and for the three months ended March 31, 2012 and 2011, is unaudited. In management’s opinion, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2012.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to current year presentation.
Cash and cash equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of March 31, 2012, cash with a recorded balance totaling $18,617 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.

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

We write off accounts receivable when they are determined to be uncollectible. Accounts receivable consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Joint interests	$21,369	$16,926
Accrued oil and natural gas sales	47,086	47,667
Derivative settlements	963	449
Other	276	380
Allowance for doubtful accounts	(737)	(634)
	$68,957	$64,788
Inventories
Inventories are comprised of equipment used in developing oil and natural gas properties and oil and natural gas production inventories. Equipment inventory is carried at the lower of cost or market using the average cost method. Oil and natural gas product inventories are stated at the lower of production cost or market. We regularly review inventory quantities on hand and record provisions for excess or obsolete inventory, if necessary. Inventories at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Equipment inventory	$11,007	$6,164
Oil and natural gas product	3,317	3,793
Inventory valuation allowance	(1,316)	(1,316)
	$13,008	$8,641
Stock-based compensation
Our stock-based compensation programs consist of phantom stock, restricted stock units (“RSU”), and restricted stock awards issued to employees.
Generally, we use new shares to grant restricted stock awards, and we cancel restricted shares forfeited or repurchased for tax withholding. Canceled shares are available to be issued as new grants under our 2010 Equity Incentive Plan.
The estimated fair value of the phantom stock and RSU awards is remeasured at the end of each reporting period until settlement. The estimated fair market value of these awards is calculated based on our total asset value less total liabilities, with both assets and liabilities being adjusted to fair value in accordance with the terms of the Phantom Stock Plan and the Non-Officer Restricted Stock Unit Plan. The primary adjustment required is the adjustment of oil and natural gas properties from net book value to the discounted and risk-adjusted reserve value based on internal reserve reports priced on NYMEX forward strips. Compensation cost associated with the phantom stock and RSU awards is recognized on a straight-line basis over the vesting period.
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
Realization of our deferred tax assets is dependent upon generating sufficient future taxable income. Although realization is not assured, we believe it is more likely than not that our deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.
Recently adopted and issued accounting pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that clarifies the application of fair value measurement and disclosure requirements and changes particular principles or requirements for measuring fair value. This guidance is effective for interim and annual periods beginning after December 15, 2011, and we adopted it effective January 1, 2012. There was no significant impact on our consolidated financial statements other than additional disclosures.
In June 2011, the FASB issued new authoritative guidance that requires entities that report other comprehensive income to present the components of net income and comprehensive income in either one continuous financial statement or two consecutive financial statements. It does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011, and we applied it retrospectively beginning on January 1, 2012. We have elected to present the components of net income and comprehensive income in two consecutive financial statements.
In December 2011, the FASB issued authoritative guidance that requires enhanced disclosures that will enable financial statement users to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013 and should be applied retrospectively. We do not expect this guidance to have an impact on our consolidated financial statements other than additional disclosures.

Note 2: Supplemental disclosures to the consolidated statements of cash flows
Supplemental disclosures to the consolidated statements of cash flows are presented below:

	Three months ended March 31,
	2012	2011
Net cash provided by operating activities included:
Cash payments for interest	$31,233	$21,564
Interest capitalized	(710)	(615)
Cash payments for interest, net of amounts capitalized	$30,523	$20,949
Cash (receipts) payments for income taxes	$—	$—
Non-cash investing activities included:
Asset retirement costs capitalized	$20	$159
Oil and natural gas properties acquired through increase (decrease) in accounts payable and accrued liabilities	$17,505	$(271)

Note 3: Long-term debt
Long-term debt at March 31, 2012 and December 31, 2011, consisted of the following:

	March 31, 2012	December 31, 2011
8.875% Senior Notes due 2017	$325,000	$325,000
9.875% Senior Notes due 2020	300,000	300,000
8.25% Senior Notes due 2021	400,000	400,000
Senior secured revolving credit facility	40,000	—
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 3.50% to 5.46%, due January 2013 through December 2028; collateralized by real property	12,932	12,116
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.00% to 9.25%, due April 2012 through March 2017; collateralized by automobiles, machinery and equipment	6,039	5,546
Capital lease obligations	—	10
Discount on 8.875% Senior Notes due 2017	(1,593)	(1,658)
Discount on 9.875% Senior Notes due 2020	(6,327)	(6,441)
	1,076,051	1,034,573
Less current maturities	4,096	3,078
	$1,071,955	$1,031,495

In April 2010, we entered into our Eighth Restated Credit Agreement (our “senior secured revolving credit facility”), which is collateralized by our oil and natural gas properties and matures on April 1, 2016. Availability under our senior secured revolving credit facility is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts.
The Eighth Amendment to our senior secured revolving credit facility, effective April 30, 2012, amended our Asset Sale Covenant to permit the sale of certain oil and natural gas properties located in southern Oklahoma and increased our permitted ratio of Consolidated Net Debt to Consolidated EBITDAX from 4.25 to 4.50. It also reaffirmed the borrowing base at $375,000 through November 1, 2012. As of May 11, 2012, the balance outstanding under our senior secured revolving credit facility is $50,000.
Borrowings under our senior secured revolving credit facility are made, at our option, as either Eurodollar loans or Alternate Base Rate (“ABR”) loans. The entire balance outstanding at March 31, 2012 was a Eurodollar loan.
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
Our senior secured revolving credit facility has certain negative and affirmative covenants that require, among other things, maintaining a Current Ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0 and a Consolidated Net Debt to Consolidated EBITDAX ratio, as defined in our senior secured revolving credit facility, of not greater than 4.50 to 1.0 for the four consecutive fiscal quarters ending on June 30, 2010 and for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarters thereafter.
We believe we were in compliance with all covenants under our senior secured revolving credit facility as of March 31, 2012.
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

Note 4: Derivative instruments
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

In December 2011, we amended our senior secured revolving credit facility to provide greater flexibility when hedging anticipated production. The terms of the amendment allow us to protect a portion of our natural gas liquids production from price volatility using crude oil derivatives. Our outstanding derivative instruments as of March 31, 2012 are summarized below:

	Oil derivatives
	Swaps		Three-way collars
	Volume MBbls	Weighted average fixed price per Bbl	Volume MBbls	Weighted average fixed price per Bbl
				Additional put option	Put	Call
2012	1,532	$94.52	1,514	$73.55	$96.01	$108.78
2013	540	102.45	3,240	77.78	100.07	115.45
	2,072		4,754

	Natural gas swaps		Natural gas basis protection swaps
	Volume BBtu	Weighted average fixed price per Btu	Volume BBtu	Weighted average fixed price per Btu
2012	10,800	$4.73	6,300	$0.30
2013	7,200	5.24	—	—
	18,000		6,300
Our derivative contracts have been executed with the institutions that are parties to our senior secured revolving credit facility, and we believe the credit risks associated with all of these institutions are acceptable. We did not post collateral under any of these contracts as they are secured under our senior secured revolving credit facility. As of March 31, 2012, we had $40,000 outstanding under our senior secured revolving credit facility, and we had significant commodity derivative net asset balances with the following counterparties:

Percentage of
future hedged
Counterparty	production
JP Morgan Chase Bank, N.A.	37%
Societe Generale	24%
Crédit Agricole CIB	10%
71%
Payment on our derivative contracts would be accelerated in the event of a default on our senior secured revolving credit facility. The aggregate fair value of our derivative liabilities was $24,071 at March 31, 2012.

Effect of derivative instruments on the consolidated balance sheets
All derivative financial instruments are recorded on the balance sheet at fair value. See Note 5 for additional information regarding fair value measurements. The estimated fair values of derivative instruments are provided below. The carrying amounts of these instruments are equal to the estimated fair values.

	As of March 31, 2012			As of December 31, 2011
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Natural gas swaps	$35,883	$—	$35,883	$30,124	$—	$30,124
Oil swaps	337	(15,993)	(15,656)	3,832	(9,744)	(5,912)
Oil collars	3,124	(7,183)	(4,059)	6,296	(1,247)	5,049
Natural gas basis differential swaps	—	(895)	(895)	—	(1,268)	(1,268)
Total derivative instruments	39,344	(24,071)	15,273	40,252	(12,259)	27,993
Less:
Netting adjustments (1)	19,705	(19,705)	—	10,627	(10,627)	—
Current portion asset (liability)	10,844	(2,973)	7,871	12,840	(1,505)	11,335
	$8,795	$(1,393)	$7,402	$16,785	$(127)	$16,658
___________

(1)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.
We discontinued hedge accounting effective April 1, 2010. Net derivative gains (losses) attributable to derivatives previously subject to hedge accounting were deferred through accumulated other comprehensive income (“AOCI”). As of March 31, 2012 and December 31, 2011, respectively, AOCI consists of deferred gains of $71,458 ($44,167 net of tax) and $83,880 ($51,846 net of tax) that will be recognized as gains from oil hedging activities through December 2013 as the hedged production is sold. We expect to reclassify deferred gains of $44,326 ($27,398 net of tax) from AOCI to income during the next 12 months.
Derivative settlements outstanding at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Derivative settlements receivable included in accounts receivable	$963	$449
Derivative settlements payable included in accounts payable and accrued liabilities	$1,741	$5,042

Effect of derivative instruments on the consolidated statements of operations
We do not apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as non-hedge derivative gains (losses) in the consolidated statements of operations.
Gain (loss) from oil hedging activities, which is a component of total revenues in the consolidated statements of operations, consists of the reclassification of hedge gains (losses) on discontinued oil hedges into net income.

Non-hedge derivative losses in the consolidated statements of operations are comprised of the following:

	Three months ended
	March 31,
	2012	2011
Change in fair value of commodity price swaps	$(3,985)	$(50,168)
Change in fair value of collars	(9,108)	(6,605)
Change in fair value of natural gas basis differential contracts	373	1,141
Receipts from (payments on) settlement of commodity price swaps	2,701	(3,282)
Receipts from settlement of collars	33	334
Payments on settlement of natural gas basis differential contracts	(477)	(2,346)
	$(10,463)	$(60,926)

Note 5: Fair value measurements
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
Fair value measurements are categorized according to the fair value hierarchy defined by the FASB. The hierarchical levels are based upon the level of judgment associated with the inputs used to measure the fair value of the assets and liabilities as follows:

•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

•	Level 2 inputs include quoted prices for identical or similar instruments in markets that are not active and inputs other than quoted prices that are observable for the asset or liability.

•	Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
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
Recurring fair value measurements
Our financial instruments recorded at fair value on a recurring basis consist of commodity derivative contracts (see Note 4). We have no Level 1 assets or liabilities as of March 31, 2012 or December 31, 2011. Our derivative contracts classified as Level 2 as of March 31, 2012 and December 31, 2011 consist of commodity price swaps and basis protection swaps, which are valued using an income approach. Future cash flows from the derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at the LIBOR swap rate.
As of March 31, 2012 and December 31, 2011, our derivative contracts classified as Level 3 consist of three-way collars. The fair value of these contracts is developed by a third-party pricing service using a proprietary valuation model, which we believe incorporates the assumptions that market participants would have made at the end of each period. Observable inputs include contractual terms, published forward pricing curves, and yield curves. Significant unobservable inputs are implied volatilities. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. We review these valuations and the changes in the fair value measurements for reasonableness.
All derivative instruments are discounted further using a rate that incorporates our nonperformance risk for derivative liabilities and our counterparties’ nonperformance risk for derivative assets. If available, we use our counterparties’ credit default swap values or the spread between the risk-free interest rate and the yield on our counterparties’ publicly traded debt having similar maturities to our derivative contracts as the measure of our counterparties’ nonperformance risk. As of March 31, 2012 and December 31, 2011, the rate reflecting our nonperformance risk was 1.75% and 1.75%, respectively. The weighted-average rate reflecting our counterparties’ nonperformance risk was approximately 2.20% and 3.38% as of March 31, 2012 and December 31, 2011, respectively.

The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of March 31, 2012			As of December 31, 2011
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$36,220	$(16,888)	$19,332	$33,956	$(11,012)	$22,944
Significant unobservable inputs (Level 3)	3,124	(7,183)	(4,059)	6,296	(1,247)	5,049
Netting adjustments (1)	(19,705)	19,705	—	(10,627)	10,627	—
	$19,639	$(4,366)	$15,273	$29,625	$(1,632)	$27,993
  ___________

(1)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.
Changes in the fair value of our three-way collars classified as Level 3 in the fair value hierarchy during the three months ended March 31, 2012 and 2011 were:

	For the three months ended March 31,
Net derivative assets (liabilities)	2012	2011
Beginning balance	$5,049	$1,509
Realized and unrealized losses included in non-hedge derivative losses	(9,075)	(6,271)
Settlements received	(33)	(334)
Ending balance	$(4,059)	$(5,096)
Losses relating to instruments still held at the reporting date included in non-hedge derivative losses for the period	$(8,602)	$(6,233)
Nonrecurring fair value measurements
Additions to the asset and liability associated with our asset retirement obligations are measured at fair value on a nonrecurring basis. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the first three months of 2012 and 2011 were escalated using an annual inflation rate of 2.95% in each period, and discounted using our credit-adjusted risk-free interest rate of 7.5% and 8.0%, respectively. These estimates may change based upon future inflation rates and changes in statutory remediation rules. During the three months ended March 31, 2012 and 2011, additions to our asset retirement obligations were $20 and $159, respectively. See Note 6 for additional information regarding our asset retirement obligations.

Fair value of other financial instruments
Our significant financial instruments, other than derivatives, consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. We believe the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments.
The carrying value and estimated fair value of our long-term debt at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
Level 2	Carrying value	Estimated fair value	Carrying value	Estimated fair value
8.875% Senior Notes due 2017	$323,407	$338,813	$323,342	$326,625
9.875% Senior Notes due 2020	293,673	335,250	293,559	322,500
8.25% Senior Notes due 2021	400,000	428,000	400,000	402,400
Senior secured revolving credit facility	40,000	40,000	—	—
Other secured long-term debt	18,971	18,971	17,672	17,672
	$1,076,051	$1,161,034	$1,034,573	$1,069,197
The fair value of our Senior Notes was estimated based on quoted market prices. The carrying value of our senior secured revolving credit facility approximates fair value because it has a variable interest rate and incorporates a measure of our credit risk. The carrying value of our other secured long-term debt approximates fair value because the rates are comparable to those at which we could currently borrow under similar terms.

Note 6: Asset retirement obligations
We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of oil and natural gas properties. The accretion of the asset retirement obligation is included in depreciation, depletion, and amortization on the consolidated statements of operations. The following table provides a summary of our asset retirement obligation activity during the three months ended March 31, 2012 and 2011.

	For the three months ended March 31,
	2012	2011
Beginning balance	$46,493	$41,695
Liabilities incurred in current period	20	159
Liabilities settled in current period	(254)	(550)
Accretion expense	974	874
	47,233	42,178
Less current portion	2,900	690
	$44,333	$41,488
See Note 5 for additional information regarding fair value measurements.

Note 7: Stock-based compensation
Phantom Stock Plan and Restricted Stock Unit Plan
Effective January 1, 2004, we implemented a Phantom Unit Plan, which was revised on December 31, 2008 as the Second Amended and Restated Phantom Stock Plan (the “Phantom Plan”), to provide deferred compensation to certain key employees (the “Participants”). Phantom stock may be awarded to Participants in total up to 2% of the fair market value of the Company. No Participant may be granted, in the aggregate, more than 5% of the maximum number of phantom shares available for award. Under the Plan, awards vest on the fifth anniversary of the award date, but may also vest on a pro-rata basis following a Participant’s termination of employment with us due to death, disability, retirement or termination by us without cause. Also, phantom stock will vest if a change of control event occurs. Phantom shares are cash-settled within 120 days of the vesting date.
Effective March 1, 2012, we implemented a Non-Officer Restricted Stock Unit Plan (the “RSU Plan”) to create incentives to motivate Participants to put forth maximum effort toward the success and growth of the Company and to enable the Company to attract and retain experienced individuals who by their position, ability and diligence are able to make important contributions to the Company’s success. The RSU Plan is intended to replace the Phantom Plan. Although the Phantom Plan remains in effect, no further awards under the Phantom Plan are expected to be made.
Restricted stock units may be awarded to Participants in total up to 2% of the fair market value of the Company. Under the RSU Plan, awards generally vest in equal annual increments over a three-year period. RSU awards may also vest following a Participant’s termination of employment during the twelve-month period following the occurrence of a change of control event. RSU awards are cash-settled, generally within 120 days of the vesting date.
A summary of our phantom stock and RSU activity during the three months ended March 31, 2012 is presented in the following table:

	Phantom Plan			RSU Plan
	Weighted average grant date fair value	Phantom shares	Vest date fair value	Weighted average grant date fair value	Restricted Stock Units
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2012	$16.37	125,768		$—	—
Granted	$—	—		$17.84	151,170
Vested	$14.29	(22,803)	$378	$—	—
Forfeited	$18.02	(2,829)		$—	—
Unvested and outstanding at March 31, 2012	$16.80	100,136		$17.84	151,170
No payments for phantom shares or RSU were made during the first quarter of 2012 or 2011. Based on an estimated fair value of $17.91 per phantom share and RSU as of March 31, 2012, the aggregate intrinsic value of the unvested phantom shares and RSU outstanding was $4,501.

2010 Equity Incentive Plan
We adopted the Chaparral Energy, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) on April 12, 2010. The 2010 Plan reserves a total of 86,301 shares of our class A common stock for awards issued under the 2010 Plan. All of our or our affiliates’ employees, officers, directors, and consultants, as defined in the 2010 Plan, are eligible to participate in the 2010 Plan.
These awards consist of shares that are subject to service vesting conditions (the “Time Vested” awards) and shares that are subject to market and performance vesting conditions (the “Performance Vested” awards). The Time Vested awards vest in equal annual installments over the five-year vesting period but may also vest on an accelerated basis in the event of a Transaction (as defined in the 2010 Plan). The Performance Vested awards vest in the event of a Transaction that achieves certain market targets as defined in the 2010 Plan.

A summary of our restricted stock activity during the three months ended March 31, 2012 is presented in the following table:

	Time Vested			Performance Vested
	Weighted average grant date fair value	Restricted shares	Vest date fair value	Weighted average grant date fair value	Restricted shares
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2012	$680.74	11,585		$298.15	53,098
Granted	$747.08	125		$394.00	278
Vested	$703.30	(255)	$191	$—	—
Forfeited	$703.30	(170)		$307.00	(593)
Unvested and total outstanding at March 31, 2012	$680.62	11,285		$298.56	52,783
During the three months ended March 31, 2012, we repurchased and canceled 83 vested shares for tax withholding, and we expect to repurchase approximately 1,000 restricted shares vesting during the next twelve months. Payments for Time Vested restricted shares totaled $62 during the first quarter of 2012. There were no payments for Time Vested restricted shares during the first quarter of 2011. Based on an estimated fair value of $747.08 per Time Vested restricted share, the aggregate intrinsic value of the unvested Time Vested restricted shares outstanding was $8,431.

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

	Three months ended
	March 31,
	2012	2011
Stock-based compensation cost	$1,804	$1,675
Less: stock-based compensation cost capitalized	(653)	(609)
Stock-based compensation expense	$1,151	$1,066
As of March 31, 2012 and December 31, 2011, accrued payroll and benefits payable included $3,058 and $2,359, respectively, for stock-based compensation costs expected to be settled within the next twelve months. Unrecognized compensation cost of approximately $18,106 is expected to be recognized over a weighted-average period of 3.11 years.

Note 8: Common stock
The following is a summary of the changes in our common shares outstanding during the first quarter of 2012:

	Common Stock
	Class A	Class B	Class C	Class D	Class E	Class F	Class G	Total
Shares issued at January 1, 2012	66,165	357,882	209,882	279,999	504,276	1	3	1,418,208
Restricted stock issuances	403	—	—	—	—	—	—	403
Restricted stock used for tax withholding	(83)	—	—	—	—	—	—	(83)
Restricted stock forfeitures	(763)	—	—	—	—	—	—	(763)
Shares issued at March 31, 2012	65,722	357,882	209,882	279,999	504,276	1	3	1,417,765

Note 9: Related party transactions
Chesapeake Holdings Corporation, an indirect wholly owned subsidiary of Chesapeake Energy Corporation (“Chesapeake”), owns approximately 20% of our outstanding common stock. We participate in ownership of properties operated by Chesapeake, and we received revenues and incurred joint interest billings on these properties as follows:

	Three months ended March 31,
	2012	2011
Revenues	$945	$1,277
Joint interest billings	$(472)	$(258)
In addition, Chesapeake participates in ownership of properties operated by us, and we paid revenues and recorded joint interest billings to Chesapeake on these properties as follows:

	Three months ended March 31,
	2012	2011
Revenues	$(623)	$(461)
Joint interest billings	$1,537	$1,766
Amounts receivable from and payable to Chesapeake at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Amounts receivable from Chesapeake	$982	$223
Amounts payable to Chesapeake	$177	$207

Note 10: Commitments and contingencies
Standby letters of credit (“Letters”) available under our senior secured revolving credit facility are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had various Letters outstanding totaling $2,920 as of March 31, 2012 and December 31, 2011. Interest on each Letter accrues at the lender’s prime rate plus applicable margin for all amounts paid by the lenders under the Letters. No amounts were paid by the lenders under the Letters, therefore we paid no interest on the Letters during the three months ended March 31, 2012 or 2011.
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

Note 11: Subsequent events
On April 4, 2012, we entered into an agreement to divest certain of our mature oil and natural gas properties located in southern Oklahoma for a cash price of $37,000 subject to post-closing adjustments. The sale is expected to close by May 30, 2012. The properties included in the sale accounted for approximately 1% of our total production during the first quarter of 2012 and 2011.
On April 17, 2012, we entered into an amendment to our senior secured revolving credit facility to increase the amount of additional debt permitted thereunder by $75,000 in connection with an offering of Senior Notes.
On May 2, 2012, we issued $400,000 aggregate principal amount of 7.625% Senior Notes maturing on November 15, 2022. We used the net proceeds from the 7.625% Senior Notes to consummate a tender offer for all of our 8.875% Senior Notes due 2017, to redeem the 8.875% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with the issuance of the 7.625% Senior Notes and the repurchase or redemption of our 8.875% Senior Notes due 2017, we capitalized approximately $8,500 of issuance costs related to underwriting and other fees and we expensed approximately $21,700 of refinancing costs in May 2012.

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
Generally, our producing properties have declining production rates. Our reserve estimates as of December 31, 2011 reflect that our production rate on current proved developed producing reserve properties will decline at annual rates of approximately 15%, 11% and 10% for the next three years. To grow our production and cash flow, we must find, develop and acquire new oil and natural gas reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop and acquire oil and natural gas reserves.
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
During the first quarter of 2012, production was 2,118 MBoe compared to production of 2,062 MBoe during the first quarter of 2011. This slight increase in production was offset by a slight decrease in our average sales price before hedging, and as a result, revenue from oil and natural gas sales was flat in the first quarter of 2012 compared to the same period in 2011. In addition, due primarily to changes in the NYMEX forward commodity price curves, our loss on non-hedge derivatives decreased to $10.5 million during the first quarter of 2012 compared to a loss of $60.9 million in the first quarter of 2011. We also expensed $20.6 million of costs associated with the refinancing of our 8.5% Senior Notes due 2015 in the first quarter of 2011. As a result of these and other factors, we reported net income of $9.8 million during the first quarter of 2012 compared to a net loss of $40.3 million for the comparable period in 2011.

The following are material events that have impacted our liquidity or results of operations, and/or are expected to impact these items in future periods:

•
7.625% Senior Notes due 2022. On May 2, 2012, we issued $400.0 million aggregate principal amount of 7.625% Senior Notes maturing on November 15, 2022. We used the net proceeds from the 7.625% Senior Notes to consummate a tender offer for all of our 8.875% Senior Notes due 2017, to redeem the 8.875% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with the issuance of the 7.625% Senior Notes and the repurchase or redemption of our 8.875% Senior Notes due 2017, in May 2012, we capitalized approximately $8.5 million of issuance costs related to underwriting and other fees and we expensed approximately $21.7 million of refinancing costs, including a $4.3 million non-cash write off of deferred financing costs.

•
Asset sale. On April 4, 2012, we entered into an agreement to divest certain of our mature oil and natural gas properties located in southern Oklahoma for a cash price of $37.0 million subject to post-closing adjustments. The sale is expected to close by May 30, 2012. The properties included in the sale accounted for approximately 1% of our total production during the first quarter of 2012 and 2011.

•
Capital expenditures. Our oil and natural gas property capital expenditure budget for 2012, which is front-end loaded, is set at $316.0 million. Our capital expenditures are focused on the development of our EOR assets and drilling in our repeatable resource plays. Investing in EOR reduces near term growth opportunities but enhances longer term growth and is consistent with our strategy of driving near term growth through drilling and long term growth through EOR development.

•
Stock-based compensation. In the first quarter of 2012, we adopted the Chaparral Energy, Inc. Non-Officer Restricted Stock Unit Plan (the “RSU Plan”), which is intended to replace our existing Phantom Stock Plan. Initial awards under the RSU Plan have an aggregate grant-date fair value of $2.7 million and will vest in equal annual installments over the next three years.

Results of operations
Revenues and production
The following table presents information about our oil and natural gas sales before the effects of commodity derivative settlements:

	Three months ended		Percentage change
	March 31,
	2012	2011
Oil and natural gas sales (in thousands)
Oil	$116,303	$105,753	10.0%
Natural gas	11,486	21,846	(47.4)%
Total	$127,789	$127,599	0.1%
Production
Oil (MBbls)	1,316	1,204	9.3%
Natural gas (MMcf)	4,812	5,148	(6.5)%
MBoe	2,118	2,062	2.7%
Average sales prices (excluding derivative settlements)
Oil per Bbl	$88.38	$87.83	0.6%
Gas per Mcf	$2.39	$4.24	(43.6)%
Boe	$60.33	$61.88	(2.5)%
Oil and natural gas revenues were flat during the first quarter of 2012 compared to the first quarter of 2011, primarily due to a 3% decrease in the average price per Boe, which offset the 3% increase in sales volumes.
The relative impact of changes in commodity prices and sales volumes on our oil and natural gas sales before the effects of hedging is shown in the following table:

	Three months ended
	March 31, 2012 vs. 2011
(in thousands)	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$713	0.7%
Production	9,837	9.3%
Total change in oil sales	$10,550	10.0%
Change in natural gas sales due to:
Prices	$(8,934)	(40.9)%
Production	(1,426)	(6.5)%
Total change in natural gas sales	$(10,360)	(47.4)%

Production volumes by area were as follows (MBoe):

	Three months ended		Percentage change
	March 31,
	2012	2011
Enhanced Oil Recovery Project Areas	325	275	18.2%
Mid-Continent Area	1,253	1,151	8.9%
Permian Basin Area	311	343	(9.3)%
Other	229	293	(21.8)%
Total	2,118	2,062	2.7%
We sold certain non-strategic oil and natural gas properties located in the Rocky Mountains area during the fourth quarter of 2011. These properties accounted for approximately 2% of our production during the first quarter of 2011.

Derivative activities
Our results of operations, financial condition and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties. To mitigate a portion of this exposure, we enter into commodity price swaps, costless collars, and basis protection swaps.
Entering into derivative instruments allows us to predict with greater certainty the effective prices we will receive for associated oil and natural gas production. In December 2011, we amended our senior secured revolving credit facility to provide greater flexibility when hedging anticipated production. The terms of the amendment allow us to protect a portion of our natural gas liquids production from price volatility using crude oil derivatives. We closely monitor the fair value of our derivative contracts and may elect to settle a contract prior to its scheduled maturity date in order to lock in a gain or loss. Our derivative activities are dynamic to allow us to respond to the volatile commodity markets.
Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements on realized prices:

	Three months ended
	March 31,
	2012	2011
Oil (per Bbl):
Before derivative settlements	$88.38	$87.83
After derivative settlements	$85.11	$75.72
Post-settlement to pre-settlement price	96.3%	86.2%
Natural gas (per Mcf):
Before derivative settlements	$2.39	$4.24
After derivative settlements	$3.75	$6.05
Post-settlement to pre-settlement price	156.9%	142.7%
The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

(in thousands)	March 31, 2012	December 31, 2011
Derivative assets (liabilities):
Natural gas swaps	$35,883	$30,124
Oil swaps	(15,656)	(5,912)
Oil collars	(4,059)	5,049
Natural gas basis differential swaps	(895)	(1,268)
Net derivative asset (liability)	$15,273	$27,993
We discontinued hedge accounting effective April 1, 2010. Net derivative gains (losses) attributable to derivatives previously subject to hedge accounting were deferred through accumulated other comprehensive income (“AOCI”). As of March 31, 2012 and December 31, 2011, respectively, AOCI consists of deferred gains of $71.5 million ($44.2 million net of tax) and $83.9 million ($51.8 million net of tax) that will be recognized as gains from oil hedging activities through December 2013 as the hedged production is sold.

We no longer apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as non-hedge derivative gains (losses) in the consolidated statements of operations.
Gain (loss) from oil hedging activities, which is a component of total revenues in the consolidated statements of operations, consists of the reclassification of hedge gains (losses) on discontinued oil hedges into net income.
The effects of derivative activities on our results of operations and cash flows for the first quarters of 2012 and 2011 were as follows:

	Three months ended March 31,
	2012		2011
(in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)

Gain (loss) from oil hedging activities	$12,423	$—	$(6,755)	$—
Non-hedge derivative gains (losses):
Oil swaps and collars	$(18,852)	$(4,297)	$(45,693)	$(14,586)
Natural gas swaps	5,759	7,031	(11,080)	11,638
Natural gas basis differential contracts	373	(477)	1,141	(2,346)
Non-hedge derivative gains (losses)	$(12,720)	$2,257	$(55,632)	$(5,294)
Total gains (losses) from derivative activities	$(297)	$2,257	$(62,387)	$(5,294)
During the first quarters of 2012 and 2011, respectively, we reclassified into earnings gains (losses) of $12.4 million and $(6.8) million, which were associated with oil swaps for which hedge accounting was previously discontinued.
We recognized net non-hedge derivative losses of $10.5 million and $60.9 million for the first quarters of 2012 and 2011, respectively. The fluctuation in non-hedge derivative gains (losses) from period to period is due primarily to the significant volatility of oil and natural gas prices and to changes in our outstanding derivative contracts during these periods.
Total gains (losses) on derivative activities recognized in our consolidated statements of operations for the first quarters of 2012 and 2011 were $2.0 million and $(67.7) million, respectively.

Lease operating expenses

	Three months ended March 31,		Percentage change
	2012	2011
Lease operating expenses (in thousands)	$30,949	$27,556	12.3%
Lease operating expenses per Boe	$14.61	$13.36	9.4%
Lease operating costs are sensitive to changes in demand for field equipment, services, and qualified operational personnel, which is driven by demand for oil and natural gas. However, the timing of changes in operating costs may lag behind changes in commodity prices.
Our lease operating expenses increased by $3.4 million, or $1.25 per Boe, during the first quarter of 2012 compared to the first quarter of 2011. Favorable weather conditions allowed for increased activity during the first quarter of 2012. Workover expenses for operated properties and field personnel wages and benefits increased by $1.0 million and $0.9 million, respectively, during the first quarter of 2012 compared to the first quarter of 2011.
Production taxes (which include ad valorem taxes)

	Three months ended March 31,		Percentage change
	2012	2011
Production taxes (in thousands)	$8,290	$8,624	(3.9)%
Production taxes per Boe	$3.91	$4.18	(6.5)%
Production taxes generally change in proportion to oil and natural gas sales. The decrease in production taxes during the first quarter of 2012 compared to the first quarter of 2011 was primarily due to claiming a reduced tax rate on production from horizontal and deep wells drilled in Oklahoma.

Depreciation, depletion and amortization (“DD&A”)

	Three months ended March 31,		Percentage change
	2012	2011
DD&A (in thousands):
Oil and natural gas properties	$33,545	$30,535	9.9%
Property and equipment	2,413	2,568	(6.0)%
Accretion of asset retirement obligation	974	874	11.4%
Total DD&A	$36,932	$33,977	8.7%
DD&A per Boe:
Oil and natural gas properties	$15.84	$14.81	7.0%
Other fixed assets	$1.60	$1.67	(4.2)%
Total DD&A per Boe	$17.44	$16.48	5.8%
We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and costs, and thus our DD&A rate could change significantly in the future. DD&A on oil and natural gas properties increased $3.0 million in the first quarter of 2012 compared to the first quarter of 2011, of which $2.2 million was due to a higher rate per equivalent unit of production and $0.8 million was due to the increase in production. Our DD&A rate per equivalent unit of production increased $1.03 to $15.84 per Boe primarily due to higher estimated future development costs for proved undeveloped reserves and higher cost reserve additions.
General and administrative expenses (“G&A”)

	Three months ended March 31,		Percentage change
	2012	2011
G&A (in thousands):
Gross G&A expenses	$18,044	$12,422	45.3%
Capitalized exploration and development costs	(4,595)	(4,414)	4.1%
Net G&A expenses	$13,449	$8,008	67.9%
Average G&A expense per Boe	$6.35	$3.88	63.7%
G&A expenses for the first quarter of 2012 increased by $2.47 per Boe compared to the first quarter of 2011. Approximately one third of the increase is due to professional services related to certain projects and initiatives that are expected to phase out over the year. The remainder is due primarily to compensation and benefit cost increases related to the competitive nature of our market and our increased activity, along with other expenses and general inflation.

Other income and expenses
Interest expense. The following table presents interest expense for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2012	2011
8.5% Senior Notes due 2015	$—	$4,587
8.875% Senior Notes due 2017	7,453	7,431
9.875% Senior Notes due 2020	7,630	7,356
8.25% Senior Notes due 2021	8,390	3,445
Senior secured revolving credit facility	56	—
Bank fees and other interest	1,337	1,506
Capitalized interest	(710)	(615)
Total interest expense	$24,156	$23,710
Average long-term borrowings	$1,052,511	$1,012,009
Total interest expense increased by $0.4 million during the first quarter of 2012 compared to the first quarter of 2011 primarily due to increased levels of borrowing, partially offset by a lower weighted-average interest rate.
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
Liquidity and capital resources
Historically, our primary sources of liquidity have been cash generated from our operations, debt, and private equity sales. As of March 31, 2012, we had cash and cash equivalents of $22.5 million and availability of $332.1 million under our senior secured revolving credit facility with a borrowing base of $375.0 million. We believe that we will have sufficient funds available through our cash from operations and borrowing capacity under our revolving line of credit to meet our normal recurring operating needs, debt service obligations, capital requirements and contingencies for the next 12 months.
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

Sources and uses of cash
Our net increase (decrease) in cash is summarized as follows:

	Three months ended
	March 31,
(in thousands)	2012	2011
Cash flows provided by operating activities	$40,881	$67,016
Cash flows used in investing activities	(94,268)	(93,601)
Cash flows provided by financing activities	41,299	51,102
Net increase (decrease) in cash during the period	$(12,088)	$24,517
Substantially all of our cash flow from operating activities is from the production and sale of oil and natural gas, reduced or increased by associated hedging activities. Cash flows from operating activities were 39% lower in the first quarter of 2012 than they were in the first quarter of 2011 primarily due to higher interest payments and operating expenses.
We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. For the three months ended March 31, 2012 and 2011, cash flows provided by operating activities were approximately 42% and 76%, respectively, of cash used for the purchase of property and equipment and oil and natural gas properties.
Our capital expenditures for oil and natural gas properties during the three months ended March 31, 2012 are detailed below:

(in thousands)	EOR Project Areas	Mid-Continent Area	Permian Basin Area	Other	Total	Budgeted 2012 capital expenditures
Acquisitions	$128	$11,101	$854	$25	$12,108	$15,000
Drilling	10,154	43,899	11,810	740	66,603	148,000
Enhancements	10,409	2,873	2,132	2,198	17,612	36,000
Pipeline and field infrastructure	4,578	—	—	—	4,578	100,000
CO2 purchases	1,939	—	—	—	1,939	17,000
Total	$27,208	$57,873	$14,796	$2,963	$102,840	$316,000
In addition to the capital expenditures for oil and natural gas properties, we spent approximately $11.8 million for property and equipment during the three months ended March 31, 2012.
During the three months ended March 31, 2012 and 2011, we received (paid) net derivative settlements totaling $2.3 million and $(5.3) million, respectively. Primarily as a result of our capital investments and derivative settlements, cash flows used in investing activities were $94.3 million and $93.6 million during the three months ended March 31, 2012 and 2011, respectively.
Cash flows provided by financing activities were $41.3 million during the first quarter of 2012, primarily due to borrowings of $40.0 million under our senior secured revolving credit facility. Cash flows provided by financing activities were $51.1 million during the first quarter of 2011. On February 22, 2011, we issued $400.0 million aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes due 2015, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with the issuance of the 8.25% Senior Notes and the repurchase or redemption of our 8.5% Senior Notes due 2015, we paid approximately $8.6 million of issuance costs related to underwriting and other fees and approximately $15.1 million of repurchase and redemption-related costs.

Senior Notes
On May 2, 2012, we issued $400.0 million aggregate principal amount of 7.625% Senior Notes maturing on November 15, 2022. We used the net proceeds from the 7.625% Senior Notes to consummate a tender offer for all of our 8.875% Senior Notes due 2017, to redeem the 8.875% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with the issuance of the 7.625% Senior Notes and the repurchase or redemption of our 8.875% Senior Notes due 2017, we capitalized approximately $8.5 million of issuance costs related to underwriting and other fees and we expensed approximately $21.7 million of refinancing costs in May 2012.
The Senior Notes, which, as of March 31, 2012, included our 8.875% Senior Notes due 2017, our 9.875% Senior Notes due 2020, and our 8.25% Senior Notes due 2021, are our senior unsecured obligations, rank equally in right of payment with all our existing and future senior debt, and rank senior to all of our existing and future subordinated debt. The payment of the principal, interest and premium on the Senior Notes is fully and unconditionally guaranteed on a senior unsecured basis by our material existing and future domestic restricted subsidiaries, as defined in the indentures.
On or after the date that is five years before the maturity date of a series of our Senior Notes, we may redeem some or all of such Senior Notes at any time at redemption prices specified in the applicable indenture, plus accrued and unpaid interest to the date of redemption.
Prior to the date that is five years before the maturity date of a series of our Senior Notes, such Senior Notes may be redeemed in whole or in part at a redemption price equal to the principal amount of such notes plus accrued and unpaid interest to the date of redemption plus an applicable premium specified in the applicable indenture.

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

Senior secured revolving credit facility
In April 2010, we entered into our senior secured revolving credit facility, which is collateralized by our oil and natural gas properties and matures on April 1, 2016. Availability under our senior secured revolving credit facility is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts.
The Eighth Amendment to our senior secured revolving credit facility, effective April 30, 2012, amended our Asset Sale Covenant to permit the sale of certain oil and natural gas properties located in southern Oklahoma and increased our permitted ratio of Consolidated Net Debt to Consolidated EBITDAX from 4.25 to 4.50. It also reaffirmed the borrowing base at $375.0 million through November 1, 2012. As of May 11, 2012, the balance outstanding under our senior secured revolving credit facility is $50.0 million.
Borrowings under our senior secured revolving credit facility are made, at our option, as either Eurodollar loans or Alternate Base Rate (“ABR”) loans. As of March 31, 2012, the balance outstanding under our senior secured revolving credit facility was $40.0 million, all of which was a Eurodollar loan.
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

Our senior secured revolving credit facility requires us to maintain a current ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our senior secured revolving credit facility, we consider the current ratio calculated under our senior secured revolving credit facility to be a useful measure of our liquidity because it includes the funds available to us under our senior secured revolving credit facility and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At March 31, 2012 and December 31, 2011, our current ratio as computed using GAAP was 0.66 and 0.74, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 2.96 and 3.56, respectively. The following table reconciles our current assets and current liabilities using GAAP to the same items for purposes of calculating the current ratio for our loan compliance:

(dollars in thousands)	March 31, 2012	December 31, 2011
Current assets per GAAP	$117,636	$124,123
Plus—Availability under senior secured revolving credit facility	332,080	372,080
Less—Short-term derivative instruments	(10,844)	(12,840)
Current assets as adjusted	$438,872	$483,363
Current liabilities per GAAP	$178,818	$167,717
Less—Short term derivative instruments	(2,973)	(1,505)
Less—Short-term asset retirement obligations	(2,900)	(2,900)
Less—Deferred tax liability on derivative instruments and asset retirement obligations	(24,677)	(27,684)
Current liabilities as adjusted	$148,268	$135,628
Current ratio for loan compliance	2.96	3.56

Our senior secured revolving credit facility, as amended, requires us to maintain a Consolidated Net Debt to Consolidated EBITDAX ratio, as defined in our senior secured revolving credit facility, of not greater than 4.50 to 1.0 for each period of four consecutive fiscal quarters ending on June 30, 2010 and for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarters thereafter.
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
The following table provides a reconciliation of our net income to adjusted EBITDA for the specified periods:

	Three months ended March 31,
(in thousands)	2012	2011
Net income (loss)	$9,782	$(40,264)
Interest expense	24,156	23,710
Income tax expense (benefit)	6,196	(22,159)
Depreciation, depletion, and amortization	36,932	33,977
Reclassification adjustment for hedge (gains) losses	(12,423)	6,755
Non-cash change in fair value of non-hedge derivative instruments	12,720	55,632
Interest income	(58)	(65)
Stock-based compensation expense	1,151	1,066
Loss on disposed assets	95	5
Loss on extinguishment of debt	—	20,576
Adjusted EBITDA	$78,551	$79,233

Critical accounting policies
For a discussion of our critical accounting policies, which remain unchanged, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.
Also see the footnote disclosures included in Part I, Item 1. of this report.

Recent accounting pronouncements
See recently adopted and issued accounting standards in Part I, Item 1. of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Oil and natural gas prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our senior secured revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our production for the three months ended March 31, 2012, our gross revenues from oil and gas sales would change approximately $1.3 million for each $1.00 change in oil prices and $0.5 million for each $0.10 change in natural gas prices.
To mitigate a portion of our exposure to fluctuations in commodity prices, we enter into commodity price swaps, costless collars, and basis protection swaps. We do not apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as non-hedge derivative gains (losses) in the consolidated statements of operations. This can have a significant impact on our results of operations due to the volatility of the underlying commodity prices.
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

Our outstanding oil and natural gas derivative instruments as of March 31, 2012, are summarized below:

	Oil derivatives
	Swaps		Three-way collars
				Weighted average fixed price per Bbl
	Volume MBbls	Weighted average fixed price per Bbl	Volume MBbls	Additional put option	Put	Call	Percent of production (1)
2Q 2012	579	$95.78	454	$72.80	$95.31	$108.79	85.7%
3Q 2012	490	94.01	534	73.88	96.32	108.78	83.0%
4Q 2012	463	93.50	526	73.86	96.29	108.79	82.9%
1Q 2013	135	102.97	810	77.78	100.07	115.45	80.3%
2Q 2013	135	102.52	810	77.78	100.07	115.45	77.3%
3Q 2013	135	102.24	810	77.78	100.07	115.45	78.5%
4Q 2013	135	102.05	810	77.78	100.07	115.45	79.0%
	2,072		4,754

	Natural gas swaps			Natural gas basis protection swaps
	Volume BBtu	Weighted average fixed price per Btu	Percent of production(1)	Volume BBtu	Weighted average fixed price per Btu
2Q 2012	3,000	$4.94	57.7%	2,100	$0.30
3Q 2012	3,900	4.57	72.0%	2,100	0.30
4Q 2012	3,900	4.74	76.1%	2,100	0.30
1Q 2013	1,800	5.34	36.4%	—	—
2Q 2013	1,800	5.07	35.6%	—	—
3Q 2013	1,800	5.16	37.5%	—	—
4Q 2013	1,800	5.40	37.4%	—	—
	18,000			6,300
____________
(1)Based on our first quarter internally estimated proved reserves calculated using SEC pricing.

Subsequent to March 31, 2012, we entered into the following contracts:

	Crude oil swaps			Crude oil three-way collars				Natural gas swaps		Natural gas basis protection swaps
			Weighted average fixed price per Bbl		Weighted average fixed price per Bbl				Weighted average fixed price per Btu		Weighted average fixed price per Btu
	Volume MBbls			Volume MBbls	Additional put option	Put	Call	Volume BBtu		Volume BBtu
2Q 2012	—	—	$—	—	$—	$—	$—	—	$—	1,000	$0.13
3Q 2012	20	3.13	106.00	—	—	—	—	300	2.80	2,400	0.16
4Q 2012	30	3.23	106.00	—	—	—	—	300	2.80	2,400	0.16
1Q 2013	—	—	—	60	85.00	105.00	112.08	1,200	3.37	4,050	0.20
2Q 2013	—	—	—	50	85.00	105.00	112.09	1,200	3.38	4,250	0.20
3Q 2013	—	—	—	30	85.00	105.00	112.15	1,200	3.43	4,050	0.20
4Q 2013	—		—	30	85.00	105.00	112.15	1,200	3.53	4,050	0.20
1Q 2014	—		—	30	85.00	100.00	116.65	1,200	3.88	3,750	0.23
2Q 2014	—		—	30	85.00	100.00	116.65	1,200	3.78	3,620	0.23
3Q 2014	—	—	—	30	85.00	100.00	116.65	1,200	3.82	3,360	0.23
4Q 2014	—	—	—	30	85.00	100.00	116.65	1,200	3.90	3,360	0.23
	50			290				10,200		36,290
Interest rates. All of the outstanding borrowings under our senior secured revolving facility as of March 31, 2012 are subject to market rates of interest as determined from time to time by the banks. We may designate borrowings under our senior secured revolving credit facility as either ABR loans or Eurodollar loans. ABR loans bear interest at a fluctuating rate that is linked to the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in the senior secured revolving credit facility, plus 1/2 of 1%, or (3) the Adjusted LIBO rate, as defined in our senior secured revolving credit facility, plus 1%. Eurodollar loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $375.0 million, equal to our borrowing base at March 31, 2012, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $3.75 million.

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
There have been no material changes in the status of Naylor Farms, Inc. v. Chaparral Energy, L.L.C., which was discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Information with respect to risk factors is included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the risk factors since the filing of such Form 10-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description
4.1*
Indenture dated May 2, 2012, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on May 2, 2012)

4.2*	Form of 7.625% Senior Note due 2022 (included as Exhibit A to Exhibit 4.1). (Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on May 2, 2012)

4.3*
Second Supplemental Indenture dated May 2, 2012, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on May 2, 2012)

10.1*
Purchase Agreement dated as of April 18, 2012, by and among Chaparral Energy, Inc. and certain of its subsidiaries named therein, and Credit Suisse Securities (USA) LLC, as Representative of the several Initial Purchasers named therein. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 20, 2012)

10.2*	Seventh Amendment to Eighth Restated Credit Agreement dated as of April 17, 2012. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on April 20, 2012)

10.3*
Solicitation Agent and Dealer Manager Agreement dated April 18, 2012, by and between Chaparral Energy, Inc. and Credit Suisse Securities (USA) LLC. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on April 20, 2012)

10.4*
Registration Rights Agreement dated May 2, 2012, among Chaparral Energy, Inc., the guarantors party thereto, and a representative of the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 2, 2012)

10.5	Eighth Amendment to Eighth Restated Credit Agreement dated as of April 30, 2012.

10.6	Non-Officer Restricted Stock Unit Plan dated as of March 1, 2012.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPARRAL ENERGY, INC.

By:	/s/ Mark A. Fischer
Name:	Mark A. Fischer
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph O. Evans
Name:	Joseph O. Evans
Title:	Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)
Date: May 11, 2012

EXHIBIT INDEX

Exhibit No.	Description
4.1*
Indenture dated May 2, 2012, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on May 2, 2012)

4.2*	Form of 7.625% Senior Note due 2022 (included as Exhibit A to Exhibit 4.1). (Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on May 2, 2012)

4.3*
Second Supplemental Indenture dated May 2, 2012, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on May 2, 2012)

10.1*
Purchase Agreement dated as of April 18, 2012, by and among Chaparral Energy, Inc. and certain of its subsidiaries named therein, and Credit Suisse Securities (USA) LLC, as Representative of the several Initial Purchasers named therein. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 20, 2012)

10.2*	Seventh Amendment to Eighth Restated Credit Agreement dated as of April 17, 2012. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on April 20, 2012)

10.3*
Solicitation Agent and Dealer Manager Agreement dated April 18, 2012, by and between Chaparral Energy, Inc. and Credit Suisse Securities (USA) LLC. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on April 20, 2012)

10.4*
Registration Rights Agreement dated May 2, 2012, among Chaparral Energy, Inc., the guarantors party thereto, and a representative of the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 2, 2012)

10.5	Eighth Amendment to Eighth Restated Credit Agreement dated as of April 30, 2012.

10.6	Non-Officer Restricted Stock Unit Plan dated as of March 1, 2012.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference