Form 10-Q
period 2012-06-30
Chaparral Energy, Inc.
filed 2012-08-14
CIK 1346980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________
Form 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock as of August 14, 2012:

Class	Number of shares
Class A Common Stock, $0.01 par value	64,537
Class B Common Stock, $0.01 par value	357,882
Class C Common Stock, $0.01 par value	209,882
Class D Common Stock, $0.01 par value	279,999
Class E Common Stock, $0.01 par value	504,276
Class F Common Stock, $0.01 par value	1
Class G Common Stock, $0.01 par value	3

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

•	Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

•	SEC. The Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries
Consolidated balance sheets

	June 30, 2012	December 31, 2011
(dollars in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,463	$34,589
Accounts receivable, net	75,401	64,788
Inventories	14,785	8,641
Prepaid expenses	1,768	3,265
Derivative instruments	55,748	12,840
Total current assets	161,165	124,123
Property and equipment—at cost, net	75,853	65,711
Oil and natural gas properties, using the full cost method:
Proved	2,677,580	2,535,404
Unevaluated (excluded from the amortization base)	100,118	22,831
Accumulated depreciation, depletion, amortization and impairment	(1,203,858)	(1,135,567)
Total oil and natural gas properties	1,573,840	1,422,668
Derivative instruments	20,971	16,785
Deferred income taxes	982	7,526
Other assets	35,337	32,920
	$1,868,148	$1,669,733

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries Consolidated balance sheets - continued

	June 30, 2012	December 31, 2011
(dollars in thousands, except per share data)	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$118,278	$68,930
Accrued payroll and benefits payable	16,265	18,818
Accrued interest payable	23,811	30,882
Revenue distribution payable	17,072	20,800
Current maturities of long-term debt and capital leases	4,136	3,078
Derivative instruments	—	1,505
Deferred income taxes	34,873	23,704
Total current liabilities	214,435	167,717
Long-term debt, less current maturities	1,143,401	1,031,495
Derivative instruments	265	127
Stock-based compensation	2,201	2,788
Asset retirement obligations	44,767	43,593
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $0.01 par value, 10,000,000 shares authorized and 64,030 and 66,165 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	—	—
Class B Common stock, $0.01 par value, 10,000,000 shares authorized and 357,882 shares issued and outstanding	4	4
Class C Common stock, $0.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding	2	2
Class D Common stock, $0.01 par value, 10,000,000 shares authorized and 279,999 shares issued and outstanding	3	3
Class E Common stock, $0.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding	5	5
Class F Common stock, $0.01 par value, 1 share authorized, issued, and outstanding	—	—
Class G Common stock, $0.01 par value, 3 shares authorized, issued, and outstanding	—	—
Additional paid in capital	421,912	419,370
Retained earnings (accumulated deficit)	3,028	(47,217)
Accumulated other comprehensive income, net of taxes	38,125	51,846
	463,079	424,013
	$1,868,148	$1,669,733

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of operations

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
(in thousands)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Oil and natural gas sales	$115,448	$146,482	$243,237	$274,081
Gain (loss) from oil hedging activities	11,886	(6,806)	24,309	(13,561)
Other revenues	—	1,060	—	2,205
Total revenues	127,334	140,736	267,546	262,725
Costs and expenses:
Lease operating	32,719	31,748	63,668	59,304
Production tax	7,220	9,456	15,510	18,080
Depreciation, depletion and amortization	38,454	36,877	75,386	70,854
General and administrative	12,838	9,567	26,287	17,575
Other expenses	—	827	—	1,909
Total costs and expenses	91,231	88,475	180,851	167,722
Operating income	36,103	52,261	86,695	95,003
Non-operating expense:
Interest expense	(24,423)	(24,221)	(48,579)	(47,931)
Non-hedge derivative gains (losses)	72,528	47,296	62,065	(13,630)
Loss on extinguishment of debt	(21,696)	—	(21,696)	(20,576)
Other income and expenses	127	68	132	115
Net non-operating income (expense)	26,536	23,143	(8,078)	(82,022)
Income before income taxes	62,639	75,404	78,617	12,981
Income tax expense	22,176	28,010	28,372	5,851
Net income	$40,463	$47,394	$50,245	$7,130

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of comprehensive income

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
(in thousands)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$40,463	$47,394	$50,245	$7,130
Other comprehensive income (loss)
Reclassification adjustment for hedge (gains) losses included in net income	(11,886)	6,806	(24,309)	13,561
Income tax expense (benefit) related to other comprehensive income (loss)	5,844	(2,588)	10,588	(5,156)
Other comprehensive income (loss), net of tax	(6,042)	4,218	(13,721)	8,405
Comprehensive income	$34,421	$51,612	$36,524	$15,535

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of cash flows

	Six months ended
	June 30,
	2012	2011
(in thousands)	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$50,245	$7,130
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion & amortization	75,386	70,854
Deferred income taxes	28,302	5,851
(Gain) loss from oil hedging activities	(24,309)	13,561
Non-hedge derivative (gains) losses	(62,065)	13,630
Loss on extinguishment of debt	21,696	20,576
(Gain) loss on sale of assets	48	(49)
Other	1,461	1,611
Change in assets and liabilities
Accounts receivable	(9,023)	(6,073)
Inventories	(6,144)	(24)
Prepaid expenses and other assets	2,676	2,255
Accounts payable and accrued liabilities	675	16,365
Revenue distribution payable	(3,728)	4,846
Stock-based compensation	1,076	1,597
Net cash provided by operating activities	76,296	152,130
Cash flows from investing activities
Purchase of property and equipment and oil and natural gas properties	(237,144)	(180,875)
Proceeds from dispositions of property and equipment and oil and natural gas properties	39,696	412
Settlement of non-hedge derivative instruments	13,604	(19,906)
Other	22	—
Net cash used in investing activities	(183,822)	(200,369)
Cash flows from financing activities
Proceeds from long-term debt	72,822	1,415
Repayment of long-term debt and capital lease obligations	(36,746)	(2,393)
Proceeds from Senior Notes	400,000	400,000
Repayment of Senior Notes	(325,000)	(325,000)
Payment of debt issuance costs and other financing fees	(8,867)	(11,577)
Payment of debt extinguishment costs	(15,809)	(15,085)
Net cash provided by financing activities	86,400	47,360
Net decrease in cash and cash equivalents	(21,126)	(879)
Cash and cash equivalents at beginning of period	34,589	55,111
Cash and cash equivalents at end of period	$13,463	$54,232
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements (unaudited)
(dollars in thousands, unless otherwise noted)

Note 1: Nature of operations and summary of significant accounting policies
Nature of operations
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
The financial information as of June 30, 2012, and for the three and six months ended June 30, 2012 and 2011, is unaudited. In management’s opinion, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2012.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to current year presentation.
Cash and cash equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of June 30, 2012, cash with a recorded balance totaling $11,260 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.
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
We write off accounts receivable when they are determined to be uncollectible. Accounts receivable consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Joint interests	$26,194	$16,926
Accrued oil and natural gas sales	41,512	47,667
Derivative settlements	8,208	449
Other	377	380
Allowance for doubtful accounts	(890)	(634)
	$75,401	$64,788

Inventories
Inventories are comprised of equipment used in developing oil and natural gas properties and oil and natural gas production inventories. Equipment inventory is carried at the lower of cost or market using the average cost method. Oil and natural gas product inventories are stated at the lower of production cost or market. We regularly review inventory quantities on hand and record provisions for excess or obsolete inventory, if necessary. Inventories at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Equipment inventory	$12,670	$6,164
Oil and natural gas product	2,978	3,793
Inventory valuation allowance	(863)	(1,316)
	$14,785	$8,641
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
The costs of unevaluated oil and natural gas properties are excluded from amortization until the properties are evaluated. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. As of June 30, 2012 costs not subject to amortization included $58,360 of capital costs incurred for undeveloped acreage and $41,758 for wells and facilities in progress pending determination. As of December 31, 2011, costs not subject to amortization consisted of capital costs incurred for undeveloped acreage of $22,831.
In accordance with the full cost method of accounting, the net capitalized costs of oil and natural gas properties are not to exceed their related estimated future net revenues discounted at 10% (“PV-10 value”), net of tax considerations, plus the cost of unproved properties not being amortized. The PV-10 value of our reserves as of June 30, 2012 was estimated based on average first day of the month prices of $95.68 per Bbl of oil and $3.14 per Mcf of gas for the twelve months ended June 30, 2012. The cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties as of June 30, 2012, and no impairment was necessary. A decline in oil and natural gas prices subsequent to June 30, 2012 could result in ceiling test write downs in future periods. The amount of any future impairment is difficult to predict, and will depend on the average oil and natural gas prices during each period, the incremental proved reserves added during each period, and additional capital spent.
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
The estimated fair value of the phantom stock and RSU awards is remeasured at the end of each reporting period until settlement. The estimated fair market value of these awards is calculated based on our total asset value less total liabilities, with both assets and liabilities being adjusted to fair value in accordance with the terms of the Phantom Stock Plan and the Non-Officer Restricted Stock Unit Plan. The primary adjustment required is the adjustment of oil and natural gas properties from net book value to the discounted and risk-adjusted reserve value based on internal reserve reports priced on NYMEX forward strips. Compensation cost associated with the phantom stock and RSU awards is recognized over the vesting period using the straight-line method and the accelerated method, respectively.
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
Realization of our deferred tax assets is dependent upon generating sufficient future taxable income. Although realization is not assured, we believe it is more likely than not that our net recognized deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.
During the six months ended June 30, 2012 and 2011, we recorded an increase in the valuation allowance of $0 and $1,449, respectively, for state NOL carryforwards we do not expect to realize before they expire.
Recently adopted accounting pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that clarifies the application of fair value measurement and disclosure requirements and changes particular principles or requirements for measuring fair value. This guidance is effective for interim and annual periods beginning after December 15, 2011, and we adopted it effective January 1, 2012. There was no significant impact on our consolidated financial statements other than additional disclosures.
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
Recently issued accounting pronouncements
In July 2011, the FASB issued authoritative guidance regarding how health insurers should recognize and classify in their income statements the fees mandated by the Health Care and Education Reconciliation Act (“HCERA”). The HCERA imposes an annual fee upon health insurers for each calendar year beginning on or after January 1, 2014. The annual fee will be allocated to individual entities providing health insurance to employees based on a ratio, as provided for in the HCERA, and is not tax deductible. This guidance specifies that once the entity has provided qualifying health insurance in the calendar year in which the fee is payable, the liability for the entity’s fee should be estimated and recorded in full with a corresponding deferred cost that is amortized to expense on a straight line basis, unless another method better allocates the fee over the calendar year that it is payable. This guidance is effective for calendar years beginning after December 15, 2013, once the fee is instituted. We are currently assessing the impact that this fee and the adoption of the related authoritative guidance will have on our financial statements.
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

	Six months ended June 30,
	2012	2011
Net cash provided by operating activities included:
Cash payments for interest	$54,306	$38,372
Interest capitalized	(1,927)	(1,195)
Cash payments for interest, net of amounts capitalized	$52,379	$37,177
Cash (receipts) payments for income taxes	$155	$—
Non-cash investing activities included:
Asset retirement costs capitalized	$416	$242
Oil and natural gas properties acquired through increase (decrease) in accounts payable and accrued liabilities	$39,418	$(4,920)

Note 3: Long-term debt
Long-term debt at June 30, 2012 and December 31, 2011, consisted of the following:

	June 30, 2012	December 31, 2011
8.875% Senior Notes due 2017 (net of discount of $1,658 at December 31, 2011)	$—	$323,342
9.875% Senior Notes due 2020 (net of discount of $6,211 and $6,441 at June 30, 2012 and December 31, 2011, respectively)	293,789	293,559
8.25% Senior Notes due 2021	400,000	400,000
7.625% Senior Notes due 2022	400,000	—
Senior secured revolving credit facility	35,000	—
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 3.50% to 5.46%, due January 2013 through December 2028; collateralized by real property	12,822	12,116
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.00% to 9.25%, due July 2012 through March 2017; collateralized by automobiles, machinery and equipment	5,926	5,546
Capital lease obligations	—	10
	1,147,537	1,034,573
Less current maturities	4,136	3,078
	$1,143,401	$1,031,495

Senior Notes
On May 2, 2012, we issued $400,000 aggregate principal amount of 7.625% Senior Notes maturing on November 15, 2022. We used the net proceeds from the 7.625% Senior Notes to consummate a tender offer for all of our 8.875% Senior Notes due 2017, to redeem the 8.875% Senior Notes not purchased in the tender offer, and for general corporate purposes. Interest is payable on the 7.625% Senior Notes semi-annually on May 15 and November 15 each year beginning November 15, 2012. On or after May 15, 2017, we may, at our option, redeem the 7.625% Senior Notes at the following redemption prices plus accrued and unpaid interest: 103.813% after May 15, 2017; 102.542% after May 15, 2018; 101.271% after May 15, 2019; and 100% after May 15, 2020. Prior to May 15, 2015, we may redeem up to 35% of the 7.625% Senior Notes with the net proceeds of one or more equity offerings at a redemption price of 107.625%, plus accrued and unpaid interest.
In connection with the sale of our 7.625% Senior Notes, we entered into a registration rights agreement in which we agreed to file a registration statement with the SEC related to an offer to exchange the notes for an issue of registered notes within 270 days of the closing date (the “Target Registration Date”). If we fail to complete the exchange offer by the Target Registration Date, we would be required to pay liquidated damages equal to 0.25% per annum of the principal amount of the notes for the first 90 days after the Target Registration Date. After the first 90 days, the rate increases an additional 0.25% for each additional 90-day period, up to a maximum of 1.0% per annum.
In connection with the issuance of the 7.625% Senior Notes, we capitalized approximately $8,668 of issuance costs related to underwriting and other fees that are amortized to interest expense using the effective interest method. Amortization of $92 was charged to interest expense during the six months ended June 30, 2012 related to the issuance costs, and unamortized issuance costs of $8,576 were included in other assets as of June 30, 2012.
During the six months ended June 30, 2012, we recorded a $21,696 loss associated with the refinancing of our 8.875% Senior Notes, including $15,809 in repurchase or redemption-related fees and a $5,887 write off of deferred financing costs and unaccreted discount.
The Senior Notes, which as of June 30, 2012 include our 9.875% Senior Notes due 2020, our 8.25% Senior Notes due 2021, and our 7.625% Senior Notes due 2022, are our senior unsecured obligations, rank equally in right of payment with all our existing and future senior debt, and rank senior to all of our existing and future subordinated debt. The indentures governing our Senior Notes contain certain covenants which limit our ability to:

•	incur or guarantee additional debt and issue certain types of preferred stock;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt;

•	make investments;

•	incur liens;

•	create restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;

•	engage in transactions with affiliates;

•	sell assets, including capital stock of our subsidiaries;

•	consolidate, merge, or transfer assets; and

•	enter into other lines of business.
Chaparral Energy, Inc. is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Our obligations under our outstanding Senior Notes have been fully and unconditionally guaranteed, on a joint and several basis, by all of our wholly owned subsidiaries except for Oklahoma Ethanol, LLC and Chaparral Biofuels, LLC.

Senior secured revolving credit facility
In April 2010, we entered into our Eighth Restated Credit Agreement (as amended, our “senior secured revolving credit facility”), which is collateralized by our oil and natural gas properties and matures on April 1, 2016. Availability under our senior secured revolving credit facility is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts.
The Eighth Amendment to our senior secured revolving credit facility, effective April 30, 2012, amended our Asset Sale Covenant to permit the sale of certain oil and natural gas properties located in southern Oklahoma and increased our permitted ratio of Consolidated Net Debt to Consolidated EBITDAX. It also reaffirmed the borrowing base at $375,000 through November 1, 2012. As of August 14, 2012, the balance outstanding under our senior secured revolving credit facility is $78,000.
Amounts borrowed under our senior secured revolving credit facility are subject to varying rates of interest based on (1) the total outstanding borrowings in relation to the borrowing base (the “utilization percentage”) and (2) whether we elect to borrow at the Eurodollar rate or the Alternate Base Rate (“ABR”). The entire balance outstanding at June 30, 2012 was subject to the Eurodollar rate.
The Eurodollar rate is computed at the Adjusted LIBO Rate, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in our senior secured revolving credit facility, plus a margin where the margin varies from 1.75% to 2.75% depending on our utilization percentage. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.
Interest on loans subject to the ABR is computed as the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in our senior secured revolving credit facility, plus 0.50%, or (3) the Adjusted LIBO Rate, as defined in our senior secured revolving credit facility, plus 1%; plus a margin where the margin varies from 0.75% to 1.75%, depending on our utilization percentage.
Commitment fees of 0.50% accrue on the unused portion of the borrowing base amount and are included as a component of interest expense. We have the right to make prepayments of the borrowings at any time without penalty or premium.
Our senior secured revolving credit facility has certain negative and affirmative covenants that require, among other things, maintaining a Current Ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0 and a Consolidated Net Debt to Consolidated EBITDAX ratio, as defined in our senior secured revolving credit facility, of not greater than 4.5 to 1.0 for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarter.
We believe we were in compliance with all covenants under our senior secured revolving credit facility as of June 30, 2012.
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

In December 2011, we amended our senior secured revolving credit facility to provide greater flexibility when hedging anticipated production. The terms of the amendment allow us to protect a portion of our natural gas liquids production from price volatility using crude oil derivatives. Our outstanding derivative instruments as of June 30, 2012 are summarized below:

	Oil derivatives
	Swaps		Three-way collars
	Volume MBbls	Weighted average fixed price per Bbl	Volume MBbls	Weighted average fixed price per Bbl
				Sold puts	Purchased puts	Sold calls
2012	1,003	$94.37	1,060	$73.87	$96.30	$108.78
2013	540	102.45	3,410	78.14	100.32	115.29
2014	—	—	120	85.00	100.00	116.65
	1,543		4,590

	Natural gas swaps		Natural gas basis protection swaps
	Volume BBtu	Weighted average fixed price per Btu	Volume BBtu	Weighted average fixed price per Btu
2012	8,400	$4.52	9,000	$0.23
2013	12,000	4.52	16,400	0.20
2014	4,800	3.84	14,090	0.23
	25,200		39,490

Effect of derivative instruments on the consolidated balance sheets
All derivative financial instruments are recorded on the balance sheet at fair value. See Note 5 for additional information regarding fair value measurements. The estimated fair values of derivative instruments are provided below. The carrying amounts of these instruments are equal to the estimated fair values.

	As of June 30, 2012			As of December 31, 2011
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Natural gas swaps	$24,742	$(1,285)	$23,457	$30,124	$—	$30,124
Oil swaps	15,471	—	15,471	3,832	(9,744)	(5,912)
Oil collars	39,623	—	39,623	6,296	(1,247)	5,049
Natural gas basis differential swaps	8	(2,105)	(2,097)	—	(1,268)	(1,268)
Total derivative instruments	79,844	(3,390)	76,454	40,252	(12,259)	27,993
Less:
Netting adjustments (1)	3,125	(3,125)	—	10,627	(10,627)	—
Current portion asset (liability)	55,748	—	55,748	12,840	(1,505)	11,335
	$20,971	$(265)	$20,706	$16,785	$(127)	$16,658
___________

(1)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.
We discontinued hedge accounting effective April 1, 2010. Net derivative gains (losses) attributable to derivatives previously subject to hedge accounting were deferred through accumulated other comprehensive income (“AOCI”). As of June 30, 2012 and December 31, 2011, respectively, AOCI consists of deferred gains of $59,571 ($38,125 net of tax) and $83,880 ($51,846 net of tax) that will be recognized as gains from oil hedging activities through December 2013 as the hedged production is sold. We expect to reclassify deferred gains of $41,948 ($26,847 net of tax) from AOCI to income during the next 12 months.
Derivative settlements outstanding at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Derivative settlements receivable included in accounts receivable	$8,208	$449
Derivative settlements payable included in accounts payable and accrued liabilities	$—	$5,042

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

Non-hedge derivative gains (losses) in the consolidated statements of operations are comprised of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Change in fair value of commodity price swaps	$18,701	$55,176	$14,716	$5,008
Change in fair value of collars	43,682	5,934	34,574	(671)
Change in fair value of natural gas basis differential contracts	(1,202)	798	(829)	1,939
Receipts from (payments on) settlement of commodity price swaps	9,275	(13,060)	11,976	(16,342)
Receipts from settlement of collars	2,599	156	2,632	490
Payments on settlement of natural gas basis differential contracts	(527)	(1,708)	(1,004)	(4,054)
	$72,528	$47,296	$62,065	$(13,630)

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

Recurring fair value measurements
Our financial instruments recorded at fair value on a recurring basis consist of commodity derivative contracts (see Note 4). We have no Level 1 assets or liabilities as of June 30, 2012 or December 31, 2011. Our derivative contracts classified as Level 2 as of June 30, 2012 and December 31, 2011 consist of commodity price swaps and basis protection swaps, which are valued using an income approach. Future cash flows from the derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at the LIBOR swap rate.
As of June 30, 2012 and December 31, 2011, our derivative contracts classified as Level 3 consisted of three-way collars. The fair value of these contracts is developed by a third-party pricing service using a proprietary valuation model, which we believe incorporates the assumptions that market participants would have made at the end of each period. Observable inputs include contractual terms, published forward pricing curves, and yield curves. Significant unobservable inputs are implied volatilities. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. We review these valuations and the changes in the fair value measurements for reasonableness.
All derivative instruments are discounted further using a rate that incorporates our nonperformance risk for derivative liabilities and our counterparties’ nonperformance risk for derivative assets. If available, we use our counterparties’ credit default swap values or the spread between the risk-free interest rate and the yield on our counterparties’ publicly traded debt having similar maturities to our derivative contracts as the measure of our counterparties’ nonperformance risk. As of June 30, 2012 and December 31, 2011, the rate reflecting our nonperformance risk was 1.75% and 1.75%, respectively. The weighted-average rate reflecting our counterparties’ nonperformance risk was approximately 1.56% and 3.38% as of June 30, 2012 and December 31, 2011, respectively.
The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of June 30, 2012			As of December 31, 2011
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$40,221	$(3,390)	$36,831	$33,956	$(11,012)	$22,944
Significant unobservable inputs (Level 3)	39,623	—	39,623	6,296	(1,247)	5,049
Netting adjustments (1)	(3,125)	3,125	—	(10,627)	10,627	—
	$76,719	$(265)	$76,454	$29,625	$(1,632)	$27,993
  ___________

(1)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.
Changes in the fair value of our collars classified as Level 3 in the fair value hierarchy during the six months ended June 30, 2012 and 2011 were:

	For the six months ended June 30,
Net derivative assets	2012	2011
Beginning balance	$5,049	$1,509
Realized and unrealized gains (losses) included in non-hedge derivative gains (losses)	37,206	(181)
Settlements received	(2,632)	(490)
Ending balance	$39,623	$838
Gains relating to instruments still held at the reporting date included in non-hedge derivative gains (losses) for the period	$35,232	$64

Nonrecurring fair value measurements
Additions to the asset and liability associated with our asset retirement obligations are measured at fair value on a nonrecurring basis. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the first six months of 2012 and 2011 were escalated using an annual inflation rate of 2.95% and 2.95%, respectively, and discounted using our credit-adjusted risk-free interest rate of 7.50% and 8.30%, respectively. These estimates may change based upon future inflation rates and changes in statutory remediation rules. During the six months ended June 30, 2012 and 2011, additions to our asset retirement obligations were $416 and $242, respectively. See Note 6 for additional information regarding our asset retirement obligations.
Fair value of other financial instruments
Our significant financial instruments, other than derivatives, consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. We believe the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments.
The carrying value and estimated fair value of our long-term debt at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
Level 2	Carrying value	Estimated fair value	Carrying value	Estimated fair value
8.875% Senior Notes due 2017	$—	$—	$323,342	$326,625
9.875% Senior Notes due 2020	293,789	333,390	293,559	322,500
8.25% Senior Notes due 2021	400,000	424,000	400,000	402,400
7.625% Senior Notes due 2022	400,000	407,000	—	—
Senior secured revolving credit facility	35,000	35,000	—	—
Other secured long-term debt	18,748	18,748	17,672	17,672
	$1,147,537	$1,218,138	$1,034,573	$1,069,197
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

Counterparty credit risk
Our derivative contracts have been executed with the institutions that are parties to our senior secured revolving credit facility, and we believe the credit risks associated with all of these institutions are acceptable. We did not post collateral under any of these contracts as they are secured under our senior secured revolving credit facility. As of June 30, 2012, we had $35,000 outstanding under our senior secured revolving credit facility, and we had significant commodity derivative net asset balances with the following counterparties:

Percentage of
future hedged
Counterparty	production
JP Morgan Chase Bank, N.A.	30%
Societe Generale	20%
Royal Bank of Canada	9%
Macquarie Bank Limited	9%
Crédit Agricole CIB	7%
The Bank of Nova Scotia	6%
81%
Payment on our derivative contracts would be accelerated in the event of a default on our senior secured revolving credit facility. The aggregate fair value of our derivative liabilities was $3,390 at June 30, 2012.

Note 6: Asset retirement obligations
The following table provides a summary of our asset retirement obligation activity during the six months ended June 30, 2012 and 2011.

	For the six months ended June 30,
	2012	2011
Beginning balance	$46,493	$41,695
Liabilities incurred in current period	416	242
Liabilities settled in current period	(1,211)	(550)
Accretion expense	1,969	1,769
	47,667	43,156
Less current portion	2,900	690
	$44,767	$42,466
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
Effective March 1, 2012, we implemented a Non-Officer Restricted Stock Unit Plan (the “RSU Plan”) to create incentives to motivate Participants to put forth maximum effort toward the success and growth of the Company and to enable the Company to attract and retain experienced individuals who by their position, ability and diligence are able to make important contributions to the Company’s success. The RSU Plan is intended to replace the Phantom Plan. Although the Phantom Plan remains in effect, we do not expect to make any further awards under the Phantom Plan.
Restricted stock units may be awarded to Participants in total up to 2% of the fair market value of the Company. Under the RSU Plan, awards generally vest in equal annual increments over a three-year period. RSU awards may also vest following a Participant’s termination of employment in combination with the occurrence of a change of control event, as specified in the RSU Plan. RSU awards are cash-settled, generally within 120 days of the vesting date.

A summary of our phantom stock and RSU activity during the six months ended June 30, 2012 is presented in the following table:

	Phantom Plan			RSU Plan
	Weighted average grant date fair value	Phantom shares	Vest date fair value	Weighted average grant date fair value	Restricted Stock Units
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2012	$16.37	125,768		$—	—
Granted	$—	—		$17.84	151,170
Vested	$14.35	(23,188)	$384	$—	—
Forfeited	$17.32	(9,709)		$17.84	(10,160)
Unvested and outstanding at June 30, 2012	$16.78	92,871		$17.84	141,010
Based on an estimated fair value of $12.57 per phantom share and RSU as of June 30, 2012, the aggregate intrinsic value of the unvested phantom shares and RSU outstanding was $2,940.
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

A summary of our restricted stock activity during the six months ended June 30, 2012 is presented in the following table:

	Time Vested			Performance Vested
	Weighted average grant date fair value	Restricted shares	Vest date fair value	Weighted average grant date fair value	Restricted shares
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2012	$680.74	11,585		$298.15	53,098
Granted	$747.08	125		$394.00	278
Vested	$681.67	(2,498)	$1,866	$—	—
Forfeited	$685.50	(396)		$302.13	(1,499)
Unvested and total outstanding at June 30, 2012	$681.20	8,816		$298.55	51,877
During the six months ended June 30, 2012, we repurchased and canceled 643 vested shares for tax withholding, and we expect to repurchase approximately 1,000 restricted shares vesting during the next twelve months. Based on an estimated fair value of $563.30 per Time Vested restricted share, the aggregate intrinsic value of the unvested Time Vested restricted shares outstanding was $4,966.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock-based compensation cost	$1,244	$1,362	$3,048	$3,037
Less: stock-based compensation cost capitalized	(457)	(555)	(1,110)	(1,164)
Stock-based compensation expense	$787	$807	$1,938	$1,873
Payments for stock-based compensation were $800 and $276 during the second quarters of 2012 and 2011, respectively, and were $862 and $276 during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, accrued payroll and benefits payable included $2,590 and $2,359, respectively, for stock-based compensation costs expected to be settled within the next twelve months. Unrecognized compensation cost of approximately $14,232 is expected to be recognized over a weighted-average period of 3.00 years .

Note 8: Common stock
The following is a summary of the changes in our common shares outstanding during the six months ended June 30, 2012:

	Common Stock
	Class A	Class B	Class C	Class D	Class E	Class F	Class G	Total
Shares outstanding at January 1, 2012	66,165	357,882	209,882	279,999	504,276	1	3	1,418,208
Restricted stock issuances	403	—	—	—	—	—	—	403
Restricted stock used for tax withholding	(643)	—	—	—	—	—	—	(643)
Restricted stock forfeitures	(1,895)	—	—	—	—	—	—	(1,895)
Shares outstanding at June 30, 2012	64,030	357,882	209,882	279,999	504,276	1	3	1,416,073

Note 9: Related party transactions
Chesapeake Holdings Corporation, an indirect wholly owned subsidiary of Chesapeake Energy Corporation (“Chesapeake”), owns approximately 20% of our outstanding common stock. We participate in ownership of properties operated by Chesapeake, and we received revenues and incurred joint interest billings on these properties as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	$824	$1,185	$1,769	$2,462
Joint interest billings	$(2,995)	$(278)	$(3,467)	$(536)
In addition, Chesapeake participates in ownership of properties operated by us, and we paid revenues and recorded joint interest billings to Chesapeake on these properties as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	$(836)	$(958)	$(1,459)	$(1,419)
Joint interest billings	$3,107	$1,293	$4,644	$3,059
Amounts receivable from and payable to Chesapeake at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Amounts receivable from Chesapeake	$1,353	$223
Amounts payable to Chesapeake	$339	$207

Note 10: Commitments and contingencies
Standby letters of credit (“Letters”) available under our senior secured revolving credit facility are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had various Letters outstanding totaling $2,920 as of June 30, 2012 and December 31, 2011. Interest on each Letter accrues at the lender’s prime rate plus applicable margin for all amounts paid by the lenders under the Letters. No amounts were paid by the lenders under the Letters, therefore we paid no interest on the Letters during the six months ended June 30, 2012 or 2011.
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

Note 11: Divestiture of non-core properties
During the second quarter of 2012, we sold certain mature oil and natural gas properties located in our Velma Area in southern Oklahoma for a cash price of $37,000 subject to post-closing adjustments. In accordance with the full cost method of accounting, we reduced our full cost pool by the amount of the net proceeds and did not record a gain or loss on the sale.

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
During the second quarter of 2012, our average sales price before hedging decreased by 17% compared to the second quarter of 2011. In addition, production during the second quarter of 2012 decreased 5% to 2,095 MBoe compared to production of 2,199 MBoe during the second quarter of 2011, primarily due to expected declines in our natural gas volumes as our drilling program is focused on liquids. As a result, revenue from oil and natural gas sales was $31.0 million lower in the second quarter of 2012 than in the second quarter of 2011. This decline was partially offset by a $25.2 million increase in our non-hedge derivative gains, which was due primarily to the low commodity prices prevalent during the period. We also expensed $21.7 million of costs associated with the refinancing of our 8.875% Senior Notes due 2017 in the second quarter of 2012. As a result of these and other factors, we reported net income of $40.5 million during the second quarter of 2012 compared to net income of $47.4 million for the comparable period in 2011.

The following are material events that have impacted our liquidity or results of operations, and/or are expected to impact these items in future periods:

•
7.625% Senior Notes due 2022. On May 2, 2012, we issued $400.0 million aggregate principal amount of 7.625% Senior Notes maturing on November 15, 2022. We used the net proceeds from the 7.625% Senior Notes to consummate a tender offer for all of our 8.875% Senior Notes due 2017, to redeem the 8.875% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with the issuance of the 7.625% Senior Notes and the repurchase or redemption of our 8.875% Senior Notes due 2017, we capitalized approximately $8.7 million of issuance costs related to underwriting and other fees and we expensed approximately $21.7 million of refinancing costs, including a $5.9 million non-cash write off of deferred financing costs and unaccreted discount.

•
Expanded capital expenditures. We have expanded our 2012 oil and natural gas property capital expenditures budget by $127.0 million to allow us to accelerate development of our EOR assets and take advantage of additional leasehold acquisition and drilling opportunities in our repeatable resource plays. Investing in EOR reduces near term growth opportunities but enhances longer term growth and is consistent with our strategy of driving near term growth through drilling and long term growth through EOR development. We expect to fund the expanded budget through net cash provided by operations, borrowings under our senior secured revolving credit facility, and sales of non-strategic properties.

•
Asset sale. On May 30, 2012, we sold certain mature oil and natural gas properties located in our Velma Area in southern Oklahoma for a cash price of $37.0 million, subject to post-closing adjustments. The properties included in the sale accounted for approximately 1% of our total production during each of the three and six months ended June 30, 2012 and 2011.

•
Stock-based compensation. In the first quarter of 2012, we adopted the Chaparral Energy, Inc. Non-Officer Restricted Stock Unit Plan (the “RSU Plan”), which is intended to replace our existing Phantom Stock Plan. Initial awards under the RSU Plan have an aggregate grant-date fair value of $2.7 million and will vest in equal annual installments over the next three years.

Results of operations
Revenues and production
The following table presents information about our oil and natural gas sales before the effects of commodity derivative settlements:

	Three months ended		Percentage change	Six months ended		Percentage change
	June 30,			June 30,
	2012	2011		2012	2011
Oil and natural gas sales (in thousands)
Oil	$106,123	$120,123	(11.7)%	$222,426	$225,876	(1.5)%
Natural gas	9,325	26,359	(64.6)%	20,811	48,205	(56.8)%
Total	$115,448	$146,482	(21.2)%	$243,237	$274,081	(11.3)%
Production
Oil (MBbls)	1,328	1,252	6.1%	2,644	2,456	7.7%
Natural gas (MMcf)	4,602	5,682	(19.0)%	9,414	10,830	(13.1)%
MBoe	2,095	2,199	(4.7)%	4,213	4,261	(1.1)%
Average sales prices (excluding derivative settlements)
Oil per Bbl	$79.91	$95.94	(16.7)%	$84.12	$91.97	(8.5)%
Gas per Mcf	$2.03	$4.64	(56.3)%	$2.21	$4.45	(50.3)%
Boe	$55.11	$66.61	(17.3)%	$57.73	$64.32	(10.2)%
Oil and natural gas revenues decreased during the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 due to a decrease in the average price per Boe combined with a decrease in sales volumes. Oil production for the three and six months ended June 30, 2012 increased compared to the three and six months ended June 30, 2011 primarily due to our drilling and development activity in our EOR Project Areas and Northern Oklahoma Mississippi Play (“NOMP”). Gas production for the three and six months ended June 30, 2012 decreased compared to the three and six months ended June 30, 2011 primarily due to the natural decline in production in our Anadarko Basin and Haley areas.
Due to our aggressive drilling program in the first half of 2012, we expect production to increase during the second half of 2012, primarily in our Mid-Continent Area. However, actual results could differ from our expectations.
The relative impact of changes in commodity prices and sales volumes on our oil and natural gas sales before the effects of hedging is shown in the following table:

	Three months ended		Six months ended
	June 30, 2012 vs. 2011		June 30, 2012 vs. 2011
(in thousands)	Sales change	Percentage change in sales	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$(21,292)	(17.8)%	$(20,740)	(9.2)%
Production	7,292	6.1%	17,290	7.7%
Total change in oil sales	$(14,000)	(11.7)%	$(3,450)	(1.5)%
Change in natural gas sales due to:
Prices	$(12,024)	(45.6)%	$(21,091)	(43.7)%
Production	(5,010)	(19.0)%	(6,303)	(13.1)%
Total change in natural gas sales	$(17,034)	(64.6)%	$(27,394)	(56.8)%

Production volumes by area were as follows (MBoe):

	Three months ended		Percentage change	Six months ended		Percentage change
	June 30,			June 30,
	2012	2011		2012	2011
Enhanced Oil Recovery Project Areas	341	282	20.9%	666	557	19.6%
Mid-Continent Area	1,244	1,293	(3.8)%	2,498	2,444	2.2%
Permian Basin Area	277	319	(13.2)%	587	662	(11.3)%
Other	233	305	(23.6)%	462	598	(22.7)%
Total	2,095	2,199	(4.7)%	4,213	4,261	(1.1)%
Production in our EOR Project Areas increased primarily due to our ongoing drilling and CO2 injection activities in our Booker, Farnsworth, and Velma Area Units. On May 30, 2012, we closed on the sale of certain mature CO2 properties located in the Velma Area. These properties accounted for approximately 1% of our total production in each of the three and six months ended June 30, 2012 and 2011.
During the second quarter of 2012, production in our Mid-Continent Area declined primarily due to the natural decline in production from wells in the Anadarko Basin area, which accounted for approximately 31% of our total production during the three and six months ended June 30, 2012 compared to approximately 34% and 33% of our total production during the three and six months ended June 30, 2011, respectively. This was partially offset by increased NOMP production, which accounted for approximately 4% of our total production during the three and six months ended June 30, 2012 compared to approximately 1% of our total production during the three and six months ended June 30, 2011. We expect production in our Mid-Continent Area to increase in the second half of 2012 as a result of significant investments in our drilling program during the first half of 2012. However, actual results could differ from our expectations.
The decrease in production in the Permian Basin Area is primarily due to the natural decline in production from natural gas wells in the Haley area, which accounted for approximately 3% and 4% of total production during the three and six months ended June 30, 2012, respectively, compared to approximately 5% of total production during the three and six months ended June 30, 2011. Due to prevailing low natural gas prices, we have not made any significant capital investments in the Haley area during 2012.
We sold certain non-strategic oil and natural gas properties located in our Rocky Mountains area during the fourth quarter of 2011. These properties, which were included in the line item “Other” in the production table above, accounted for approximately 2% of our total production during the three and six months ended June 30, 2011.

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
Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements on realized prices:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Oil (per Bbl):
Before derivative settlements	$79.91	$95.94	$84.12	$91.97
After derivative settlements	$82.79	$79.49	$83.95	$77.64
Post-settlement to pre-settlement price	103.6%	82.9%	99.8%	84.4%
Natural gas (per Mcf):
Before derivative settlements	$2.03	$4.64	$2.21	$4.45
After derivative settlements	$3.66	$5.69	$3.71	$5.86
Post-settlement to pre-settlement price	180.3%	122.6%	167.9%	131.7%
The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

(in thousands)	June 30, 2012	December 31, 2011
Derivative assets (liabilities):
Natural gas swaps	$23,457	$30,124
Oil swaps	15,471	(5,912)
Oil collars	39,623	5,049
Natural gas basis differential swaps	(2,097)	(1,268)
Net derivative assets	$76,454	$27,993
We discontinued hedge accounting effective April 1, 2010. Net derivative gains (losses) attributable to derivatives previously subject to hedge accounting were deferred through accumulated other comprehensive income (“AOCI”). As of June 30, 2012 and December 31, 2011, respectively, AOCI consists of deferred gains of $59.6 million ($38.1 million net of tax) and $83.9 million ($51.8 million net of tax) that will be recognized as gains from oil hedging activities through December 2013 as the hedged production is sold.

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
The effects of derivative activities on our results of operations and cash flows were as follows for the periods indicated:

	Three months ended June 30,
	2012		2011
(in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)

Gain (loss) from oil hedging activities	$11,886	$—	$(6,806)	$—
Non-hedge derivative gains (losses):
Oil swaps and collars	$74,809	$3,824	$61,856	$(20,596)
Natural gas swaps	(12,426)	8,050	(746)	7,692
Natural gas basis differential contracts	(1,202)	(527)	798	(1,708)
Non-hedge derivative gains (losses)	$61,181	$11,347	$61,908	$(14,612)
Total gains (losses) from derivative activities	$73,067	$11,347	$55,102	$(14,612)

	Six months ended June 30,
	2012		2011
(in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)

Gain (loss) from oil hedging activities	$24,309	$—	$(13,561)	$—
Non-hedge derivative gains (losses):
Oil swaps and collars	$55,957	$(473)	$16,163	$(35,182)
Natural gas swaps	(6,667)	15,081	(11,826)	19,330
Natural gas basis differential contracts	(829)	(1,004)	1,939	(4,054)
Non-hedge derivative gains (losses)	$48,461	$13,604	$6,276	$(19,906)
Total gains (losses) from derivative activities	$72,770	$13,604	$(7,285)	$(19,906)
During the three and six months ended June 30, 2012, we reclassified into earnings gains of $11.9 million and $24.3 million, respectively, compared to losses of $6.8 million and $13.6 million during the three and six months ended June 30, 2011, respectively. These gains and losses were associated with oil swaps for which hedge accounting was previously discontinued.
We recognized net non-hedge derivative gains of $72.5 million and $62.1 million, respectively, during the three and six months ended June 30, 2012 compared to gains (losses) of $47.3 million and $(13.6) million, respectively, during the three and six months ended June 30, 2011. The fluctuation in non-hedge derivative gains (losses) from period to period is due primarily to the significant volatility of oil and natural gas prices and to changes in our outstanding derivative contracts during these periods.
Total gains (losses) on derivative activities recognized in our consolidated statements of operations were $84.4 million and $86.4 million, respectively, during the three and six months ended June 30, 2012, and were $40.5 million and $(27.2) million, respectively, during the three and six months ended June 30, 2011.

Lease operating expenses

	Three months ended June 30,		Percentage change	Six months ended June 30,		Percentage change
	2012	2011		2012	2011
Lease operating expenses (in thousands)	$32,719	$31,748	3.1%	$63,668	$59,304	7.4%
Lease operating expenses per Boe	$15.62	$14.44	8.2%	$15.11	$13.92	8.5%
Lease operating costs are sensitive to changes in demand for field equipment, services, and qualified operational personnel, which is driven by demand for oil and natural gas. However, the timing of changes in operating costs may lag behind changes in commodity prices.
Our lease operating expenses increased by $1.0 million, or $1.18 per Boe, during the second quarter of 2012 compared to the second quarter of 2011, and by $4.4 million, or $1.19 per Boe, during the first half of 2012 compared to the first half of 2011. Workover expenses for operated properties increased by $1.7 million and $2.8 million, respectively, during the three and six months ended June 30, 2012 compared to the same periods in 2011.
Production taxes (which include ad valorem taxes)

	Three months ended June 30,		Percentage change	Six months ended June 30,		Percentage change
	2012	2011		2012	2011
Production taxes (in thousands)	$7,220	$9,456	(23.6)%	$15,510	$18,080	(14.2)%
Production taxes per Boe	$3.45	$4.30	(19.8)%	$3.68	$4.24	(13.2)%
Production taxes generally change in proportion to oil and natural gas sales. The decreases in production taxes per Boe during the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 were primarily due to the decreases in average realized prices during the periods.

Depreciation, depletion and amortization (“DD&A”)

	Three months ended June 30,		Percentage change	Six months ended June 30,		Percentage change
	2012	2011		2012	2011
DD&A (in thousands):
Oil and natural gas properties	$34,746	$33,398	4.0%	$68,291	$63,933	6.8%
Property and equipment	2,713	2,584	5.0%	5,126	5,152	(0.5)%
Accretion of asset retirement obligation	995	895	11.2%	1,969	1,769	11.3%
Total DD&A	$38,454	$36,877	4.3%	$75,386	$70,854	6.4%
DD&A per Boe:
Oil and natural gas properties	$16.59	$15.19	9.2%	$16.21	$15.00	8.1%
Other fixed assets	$1.77	$1.58	12.0%	$1.68	$1.63	3.1%
Total DD&A per Boe	$18.36	$16.77	9.5%	$17.89	$16.63	7.6%
We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and costs, and thus our DD&A rate could change significantly in the future. Our DD&A rate per equivalent unit of production increased $1.40 to $16.59 per Boe for the second quarter of 2012 primarily due to higher cost reserve additions combined with higher estimated future development costs. This increase in the DD&A rate per equivalent unit of production increased DD&A for oil and natural gas properties by $2.9 million, which was partially offset by a $1.6 million reduction in DD&A associated with the decrease in production.
Our DD&A rate per equivalent unit of production increased $1.21 to $16.21 per Boe for the first half of 2012 primarily due to higher cost reserve additions combined with higher estimated future development costs. This increase in the DD&A rate per equivalent unit of production increased DD&A for oil and natural gas properties by $5.1 million, which was partially offset by a $0.7 million reduction in DD&A associated with the decrease in production.
General and administrative expenses (“G&A”)

	Three months ended June 30,		Percentage change	Six months ended June 30,		Percentage change
	2012	2011		2012	2011
G&A (in thousands):
Gross G&A expenses	$17,216	$13,805	24.7%	$35,260	$26,227	34.4%
Capitalized exploration and development costs	(4,378)	(4,238)	3.3%	(8,973)	(8,652)	3.7%
Net G&A expenses	$12,838	$9,567	34.2%	$26,287	$17,575	49.6%
Average G&A expense per Boe	$6.13	$4.35	40.9%	$6.24	$4.12	51.5%
G&A expenses increased by $1.78 per Boe for the second quarter of 2012 compared to the second quarter of 2011, and by $2.12 per Boe for the first half of 2012 compared to the first half of 2011. Approximately one fourth of the increase is due to professional services related to certain projects and initiatives that are expected to phase out by the end of the year. The remainder is due primarily to compensation and benefit cost increases related to the competitive nature of our market and our increased activity, along with other expenses and general inflation.

Other income and expenses
Interest expense. The following table presents interest expense for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
8.5% Senior Notes due 2015	$—	$—	$—	$4,588
8.875% Senior Notes due 2017	2,968	7,436	10,421	14,867
9.875% Senior Notes due 2020	7,636	7,613	15,266	14,968
8.25% Senior Notes due 2021	8,393	8,381	16,783	11,826
7.625% Senior Notes due 2022	5,090	—	5,090	—
Senior secured revolving credit facility	252	—	308	—
Bank fees and other interest	1,301	1,370	2,638	2,877
Capitalized interest	(1,217)	(579)	(1,927)	(1,195)
Total interest expense	$24,423	$24,221	$48,579	$47,931
Average long-term borrowings	$1,138,738	$1,036,742	$1,095,625	$1,024,375
Total interest expense for the three and six months ended June 30, 2012 was slightly higher than in the comparable periods of 2011 primarily due to increased levels of borrowing, partially offset by a lower weighted-average interest rate.
Loss on extinguishment of debt. On May 2, 2012, we issued $400,000 aggregate principal amount of 7.625% Senior Notes maturing on November 15, 2022. Net proceeds from the 7.625% Senior Notes were used to consummate a tender offer for all of our 8.875% Senior Notes due 2017, to redeem the 8.875% Senior Notes not purchased in the tender offer, and for general corporate purposes. During the second quarter of 2012, we recorded a loss of $21.7 million loss associated with the refinancing of our 8.875% Senior Notes, including $15.8 million in repurchase or redemption-related fees and a $5.9 million write off of deferred financing costs and unaccreted discount.
On February 22, 2011, we issued $400.0 million aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes. During the first quarter of 2011, we recorded a $20.6 million loss associated with the refinancing of our 8.5% Senior Notes due 2015, including $15.1 million in repurchase or redemption-related fees and a $5.5 million write off of deferred financing costs.
Liquidity and capital resources
Historically, our primary sources of liquidity have been cash generated from our operations, debt, and private equity sales. As of June 30, 2012, we had cash and cash equivalents of $13.5 million and availability of $337.1 million under our senior secured revolving credit facility with a borrowing base of $375.0 million. We believe that we will have sufficient funds available through our cash from operations and borrowing capacity under our revolving line of credit to meet our normal recurring operating needs, debt service obligations, capital requirements and contingencies for the next 12 months.
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

Sources and uses of cash
Our net increase (decrease) in cash is summarized as follows:

	Six months ended
	June 30,
(in thousands)	2012	2011
Cash flows provided by operating activities	$76,296	$152,130
Cash flows used in investing activities	(183,822)	(200,369)
Cash flows provided by financing activities	86,400	47,360
Net decrease in cash during the period	$(21,126)	$(879)
Substantially all of our cash flow from operating activities is from the production and sale of oil and natural gas, reduced or increased by associated hedging activities. Cash flows from operating activities were 50% lower in the first half of 2012 than they were in the first half of 2011 primarily due to lower revenue receipts combined with higher operating expenses and interest payments.
We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. For the six months ended June 30, 2012 and 2011, cash flows provided by operating activities were approximately 32% and 84%, respectively, of cash used for the purchase of property and equipment and oil and natural gas properties.
Our capital expenditures for oil and natural gas properties during the six months ended June 30, 2012 are detailed below:

(in thousands)	EOR Project Areas	Mid-Continent Area	Permian Basin Area	Other	Total	Expanded 2012 capital expenditures budget
Acquisitions	$170	$31,243	$6,764	$64	$38,241	$40,000
Drilling	16,405	121,943	15,251	1,955	155,554	231,000
Enhancements	22,981	5,178	4,190	3,494	35,843	61,000
Pipeline and field infrastructure	24,994	—	—	—	24,994	99,000
CO2 purchases	4,925	—	—	—	4,925	12,000
Total	$69,475	$158,364	$26,205	$5,513	$259,557	$443,000
During the second quarter of 2012, we expanded our 2012 oil and natural gas property capital expenditures budget from $316.0 million to $443.0 million. Capital investments associated with our North Burbank Unit CO2 project that were expected to occur over the next four years have been accelerated as fieldwide communication was higher than anticipated. We have also made significant acquisitions of unproved leasehold acreage in the NOMP and the Panhandle Marmaton play, and participated in incremental outside-operated drilling opportunities in the NOMP, Anadarko Cleveland Sand and Anadarko Granite Wash plays. Investing in EOR reduces near term growth opportunities but enhances longer term growth and is consistent with our strategy of driving near term growth through drilling and long term growth through EOR development. We expect to fund the expanded budget through net cash provided by operations, borrowings under our senior secured revolving credit facility, and sales of non-strategic properties.
In addition to the capital expenditures for oil and natural gas properties, we spent approximately $15.7 million for property and equipment during the six months ended June 30, 2012. We also received proceeds of $39.7 million from property dispositions, including approximately $37.0 million from the sale of certain mature oil and natural gas properties located in our Velma Area in southern Oklahoma.
During the six months ended June 30, 2012 and 2011, we received (paid) net derivative settlements totaling $13.6 million and $(19.9) million, respectively. Primarily as a result of our net capital investments and derivative settlements, cash flows used in investing activities were $183.8 million and $200.4 million during the six months ended June 30, 2012 and 2011, respectively.

Cash flows provided by financing activities were $86.4 million during the first half of 2012. On May 2, 2012, we issued $400.0 million aggregate principal amount of 7.625% Senior Notes maturing on November 15, 2022. Net proceeds from the 7.625% Senior Notes were used to consummate a tender offer for all of our 8.875% Senior Notes due 2017, to redeem the 8.875% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with this refinancing transaction, we paid approximately $8.7 of issuance costs related to underwriting and other fees and approximately $15.8 million of repurchase and redemption-related costs. We also incurred net borrowings of $35.0 million under our senior secured revolving credit facility to finance our capital program during the first half of 2012.
Cash flows provided by financing activities were $47.4 million during the first half of 2011. On February 22, 2011, we issued $400.0 million aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes due 2015, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with this refinancing transaction, we paid approximately $8.8 million of issuance costs related to underwriting and other fees and approximately $15.1 million of repurchase and redemption-related costs.
Senior Notes
On May 2, 2012, we issued $400.0 million aggregate principal amount of 7.625% Senior Notes maturing on November 15, 2022. We used the net proceeds from the 7.625% Senior Notes to consummate a tender offer for all of our 8.875% Senior Notes due 2017, to redeem the 8.875% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with the issuance of the 7.625% Senior Notes and the repurchase or redemption of our 8.875% Senior Notes, we capitalized approximately $8.7 million of issuance costs related to underwriting and other fees and we expensed approximately $21.7 million of refinancing costs during the six months ended June 30, 2012.
The Senior Notes, which as of June 30, 2012 include our 9.875% Senior Notes due 2020, our 8.25% Senior Notes due 2021, and our 7.625% Senior Notes due 2022, are our senior unsecured obligations, rank equally in right of payment with all our existing and future senior debt, and rank senior to all of our existing and future subordinated debt. The payment of the principal, interest and premium on the Senior Notes is fully and unconditionally guaranteed on a senior unsecured basis by our material existing and future domestic restricted subsidiaries, as defined in the indentures.
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

We and our restricted subsidiaries are subject to certain negative and financial covenants under the indentures governing the Senior Notes. The provisions of the indentures limit our and our restricted subsidiaries’ ability to, among other things:

•	incur or guarantee additional debt, or issue preferred stock;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt;

•	make investments;

•	incur liens;

•	create restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;

•	engage in transactions with our affiliates;

•	sell assets, including capital stock of our subsidiaries;

•	consolidate, merge or transfer assets; and

•	enter into other lines of business.
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
The Eighth Amendment to our senior secured revolving credit facility, effective April 30, 2012, amended our Asset Sale Covenant to permit the sale of certain oil and natural gas properties located in southern Oklahoma and increased our permitted ratio of Consolidated Net Debt to Consolidated EBITDAX. It also reaffirmed the borrowing base at $375.0 million through November 1, 2012. As of August 14, 2012, the balance outstanding under our senior secured revolving credit facility is $78.0 million.
Amounts borrowed under our senior secured revolving credit facility are subject to varying rates of interest based on (1) the total outstanding borrowings in relation to the borrowing base (the “utilization percentage”) and (2) whether we elect to borrow at the Eurodollar rate or the Alternate Base Rate (“ABR”). As of June 30, 2012, the balance outstanding under our senior secured revolving credit facility was $35.0 million, all of which was subject to the Eurodollar rate.
The Eurodollar rate is computed at the Adjusted LIBO Rate, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in our senior secured revolving credit facility, plus a margin where the margin varies from 1.75% to 2.75% depending on our utilization percentage. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.
Interest on loans subject to the ABR is computed as the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in our senior secured revolving credit facility, plus 0.50%, or (3) the Adjusted LIBO Rate, as defined in our senior secured revolving credit facility, plus 1%; plus a margin where the margin varies from 0.75% to 1.75%, depending on our utilization percentage.
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

Our senior secured revolving credit facility requires us to maintain a current ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our senior secured revolving credit facility, we consider the current ratio calculated under our senior secured revolving credit facility to be a useful measure of our liquidity because it includes the funds available to us under our senior secured revolving credit facility and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At June 30, 2012 and December 31, 2011, our current ratio as computed using GAAP was 0.75 and 0.74, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 2.56 and 3.56, respectively. The following table reconciles our current assets and current liabilities using GAAP to the same items for purposes of calculating the current ratio for our loan compliance:

(dollars in thousands)	June 30, 2012	December 31, 2011
Current assets per GAAP	$161,165	$124,123
Plus—Availability under senior secured revolving credit facility	337,080	372,080
Less—Short-term derivative instruments	(55,748)	(12,840)
Current assets as adjusted	$442,497	$483,363
Current liabilities per GAAP	$214,435	$167,717
Less—Short term derivative instruments	—	(1,505)
Less—Short-term asset retirement obligations	(2,900)	(2,900)
Less—Deferred tax liability on derivative instruments and asset retirement obligations	(38,853)	(27,684)
Current liabilities as adjusted	$172,682	$135,628
Current ratio for loan compliance	2.56	3.56

Our senior secured revolving credit facility, as amended, requires us to maintain a Consolidated Net Debt to Consolidated EBITDAX ratio, as defined in our senior secured revolving credit facility, of not greater than 4.50 to 1.0 for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarter.
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
We define adjusted EBITDA as net income, adjusted to exclude (1) interest and other financing costs, net of capitalized interest, (2) income taxes, (3) depreciation, depletion and amortization, (4) unrealized (gain) loss on hedge reclassification adjustments, (5) non-cash change in fair value of non-hedge derivative instruments, (6) interest income, (7) stock-based compensation expense, (8) gain or loss on disposed assets, and (9) impairment charges and other significant, unusual non-cash charges.
The following table provides a reconciliation of our net income to adjusted EBITDA for the specified periods:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Net income	$40,463	$47,394	$50,245	$7,130
Interest expense	24,423	24,221	48,579	47,931
Income tax expense	22,176	28,010	28,372	5,851
Depreciation, depletion, and amortization	38,454	36,877	75,386	70,854
Reclassification adjustment for hedge (gains) losses	(11,886)	6,806	(24,309)	13,561
Non-cash change in fair value of non-hedge derivative instruments	(61,181)	(61,908)	(48,461)	(6,276)
Interest income	(49)	(17)	(107)	(82)
Stock-based compensation expense	787	807	1,938	1,873
(Gain) loss on disposed assets	(47)	(54)	48	(49)
Loss on extinguishment of debt	21,696	—	21,696	20,576
Adjusted EBITDA	$74,836	$82,136	$153,387	$161,369

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
Oil and natural gas prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our senior secured revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our production for the six months ended June 30, 2012, our gross revenues from oil and gas sales would change approximately $2.6 million for each $1.00 change in oil prices and $0.9 million for each $0.10 change in natural gas prices.
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

Our outstanding oil and natural gas derivative instruments as of June 30, 2012, are summarized below:

	Oil derivatives
	Swaps		Three-way collars
				Weighted average fixed price per Bbl
	Volume MBbls	Weighted average fixed price per Bbl	Volume MBbls	Sold put	Purchased put	Sold call	Percent of production (1)
3Q 2012	510	$94.48	534	$73.88	$96.32	$108.78	82.4%
4Q 2012	493	94.26	526	73.86	96.29	108.79	81.8%
1Q 2013	135	102.97	870	78.28	100.41	115.22	82.0%
2Q 2013	135	102.52	860	78.20	100.36	115.26	78.3%
3Q 2013	135	102.24	840	78.04	100.25	115.34	77.8%
4Q 2013	135	102.05	840	78.04	100.25	115.34	77.2%
1Q 2014	—	—	30	85.00	100.00	116.65	2.3%
2Q 2014	—	—	30	85.00	100.00	116.65	2.0%
3Q 2014	—	—	30	85.00	100.00	116.65	2.0%
4Q 2014	—	—	30	85.00	100.00	116.65	1.9%
	1,543		4,590

	Natural gas swaps			Natural gas basis protection swaps
	Volume BBtu	Weighted average fixed price per Btu	Percent of production(1)	Volume BBtu	Weighted average fixed price per Btu
3Q 2012	4,200	$4.43	79.9%	4,500	$0.23
4Q 2012	4,200	4.61	82.6%	4,500	0.23
1Q 2013	3,000	4.55	61.3%	4,050	0.20
2Q 2013	3,000	4.38	60.0%	4,250	0.20
3Q 2013	3,000	4.46	63.2%	4,050	0.20
4Q 2013	3,000	4.67	62.8%	4,050	0.20
1Q 2014	1,200	3.89	25.6%	3,750	0.23
2Q 2014	1,200	3.75	23.8%	3,620	0.23
3Q 2014	1,200	3.81	23.4%	3,360	0.23
4Q 2014	1,200	3.93	24.2%	3,360	0.23
	25,200			39,490
____________
(1)Based on our second quarter internally estimated proved reserves calculated using SEC pricing.
Subsequent to June 30, 2012, we entered into additional natural gas swaps for 610 BBtu for the periods of August through December of 2012 with a weighted average price of $3.24.
Interest rates. All of the outstanding borrowings under our senior secured revolving facility as of June 30, 2012 are subject to market rates of interest as determined from time to time by the banks. We may elect to borrow under our senior secured revolving credit facility at either Eurodollar rate, which is linked to LIBOR, or the ABR. Loans subject to the ABR bear interest at a fluctuating rate that is linked to the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in the senior secured revolving credit facility, plus 0.50%, or (3) the Adjusted LIBO rate, as defined in our senior secured revolving credit facility, plus 1%. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $375.0 million, equal to our borrowing base at June 30, 2012, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $3.75 million.

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

10.5*	Eighth Amendment to Eighth Restated Credit Agreement dated as of April 30, 2012. (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed on May 11, 2012)

10.6	Ninth Amendment to Eighth Restated Credit Agreement dated as of May 24, 2012.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference

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
Date: August 14, 2012

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

10.5*	Eighth Amendment to Eighth Restated Credit Agreement dated as of April 30, 2012. (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed on May 11, 2012)

10.6	Ninth Amendment to Eighth Restated Credit Agreement dated as of May 24, 2012.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference