Form 10-Q
period 2012-09-30
Chaparral Energy, Inc.
filed 2012-11-13
CIK 1346980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________
Form 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
____________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
(Explanatory Note: Prior to September 28, 2012, the effective date of the registrant's Registration Statement on Form S-4, the registrant was a voluntary filer and was not subject to the filing requirements of the Securities Exchange Act of 1934. However, during the preceding 12 months, the registrant has filed all reports that it would have been required to file by Section 13 or 15(d) of the Securities Act of 1934 if the registrant was subject to the filing requirements of the Securities Exchange Act of 1934.)
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock as of November 13, 2012:

Class	Number of shares
Class A Common Stock, $0.01 par value	68,022
Class B Common Stock, $0.01 par value	357,882
Class C Common Stock, $0.01 par value	209,882
Class D Common Stock, $0.01 par value	279,999
Class E Common Stock, $0.01 par value	504,276
Class F Common Stock, $0.01 par value	1
Class G Common Stock, $0.01 par value	3

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

GLOSSARY OF OIL AND NATURAL GAS TERMS
The terms defined in this section are used throughout this Form 10-Q:

•	Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil, condensate, or natural gas liquids.

•	BBtu. One billion British thermal units.

•	Boe. Barrels of oil equivalent using the ratio of six thousand cubic feet of natural gas to one barrel of oil.

•	Btu. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

•	Enhanced oil recovery (EOR). The use of any improved recovery method, including injection of CO2 or polymer, to remove additional oil after secondary recovery.

•	MBbls. One thousand barrels of crude oil, condensate, or natural gas liquids.

•	MBoe. One thousand barrels of crude oil equivalent.

•	Mcf. One thousand cubic feet of natural gas.

•	MMBbls. One million barrels of crude oil, condensate, or natural gas liquids.

•	MMBoe. One million barrels of crude oil equivalent.

•	MMBtu. One million British thermal units.

•	MMcf. One million cubic feet of natural gas.

•	NYMEX. The New York Mercantile Exchange.

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

•	Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

•	SEC. The Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries
Consolidated balance sheets

	September 30, 2012	December 31, 2011
(dollars in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,997	$34,589
Accounts receivable, net	79,450	64,788
Inventories, net	13,240	8,641
Prepaid expenses	2,051	3,265
Derivative instruments	35,310	12,840
Total current assets	163,048	124,123
Property and equipment—at cost, net	74,872	65,711
Oil and natural gas properties, using the full cost method:
Proved	2,777,469	2,535,404
Unevaluated (excluded from the amortization base)	134,388	22,831
Accumulated depreciation, depletion, amortization and impairment	(1,244,560)	(1,135,567)
Total oil and natural gas properties	1,667,297	1,422,668
Derivative instruments	7,208	16,785
Deferred income taxes	—	7,526
Other assets	35,522	32,920
	$1,947,947	$1,669,733

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries Consolidated balance sheets - continued

	September 30, 2012	December 31, 2011
(dollars in thousands, except per share data)	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$120,342	$68,930
Accrued payroll and benefits payable	18,898	18,818
Accrued interest payable	30,566	30,882
Revenue distribution payable	18,584	20,800
Current maturities of long-term debt and capital leases	4,027	3,078
Derivative instruments	536	1,505
Deferred income taxes	25,736	23,704
Total current liabilities	218,689	167,717
Long-term debt, less current maturities	1,226,392	1,031,495
Derivative instruments	1,263	127
Stock-based compensation	2,674	2,788
Asset retirement obligations, net of current portion	45,621	43,593
Deferred income taxes	1,264	—
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $0.01 par value, 10,000,000 shares authorized and 68,493 and 66,165 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	—	—
Class B Common stock, $0.01 par value, 10,000,000 shares authorized and 357,882 shares issued and outstanding	4	4
Class C Common stock, $0.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding	2	2
Class D Common stock, $0.01 par value, 10,000,000 shares authorized and 279,999 shares issued and outstanding	3	3
Class E Common stock, $0.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding	5	5
Class F Common stock, $0.01 par value, 1 share authorized, issued, and outstanding	—	—
Class G Common stock, $0.01 par value, 3 shares authorized, issued, and outstanding	—	—
Additional paid in capital	423,162	419,370
Accumulated deficit	(1,918)	(47,217)
Accumulated other comprehensive income, net of taxes	30,786	51,846
	452,044	424,013
	$1,947,947	$1,669,733

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
(in thousands)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Oil and natural gas sales	$131,215	$129,905	$374,452	$403,986
Gain (loss) from oil hedging activities	11,468	(6,889)	35,777	(20,450)
Other revenues	—	1,134	—	3,339
Total revenues	142,683	124,150	410,229	386,875
Costs and expenses:
Lease operating	35,278	31,830	98,946	91,134
Production taxes	8,748	8,626	24,258	26,706
Depreciation, depletion and amortization	44,421	37,059	119,807	107,913
General and administrative	12,878	11,063	39,165	28,638
Other expenses	—	879	—	2,788
Total costs and expenses	101,325	89,457	282,176	257,179
Operating income	41,358	34,693	128,053	129,696
Non-operating expense:
Interest expense	(24,087)	(24,470)	(72,666)	(72,401)
Non-hedge derivative gains (losses)	(25,030)	93,601	37,035	79,971
Loss on extinguishment of debt	(18)	—	(21,714)	(20,576)
Other income (expenses), net	104	(137)	236	(22)
Net non-operating income (expense)	(49,031)	68,994	(57,109)	(13,028)
Income (loss) before income taxes	(7,673)	103,687	70,944	116,668
Income tax expense (benefit)	(2,727)	39,091	25,645	44,942
Net income (loss)	$(4,946)	$64,596	$45,299	$71,726

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of comprehensive income

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
(in thousands)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$(4,946)	$64,596	$45,299	$71,726
Other comprehensive income (loss)
Reclassification adjustment for hedge (gains) losses included in net income	(11,468)	6,889	(35,777)	20,450
Income tax expense (benefit) related to other comprehensive income (loss)	4,129	(2,716)	14,717	(7,872)
Other comprehensive income (loss), net of tax	(7,339)	4,173	(21,060)	12,578
Comprehensive income (loss)	$(12,285)	$68,769	$24,239	$84,304

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of cash flows

	Nine months ended
	September 30,
	2012	2011
(in thousands)	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$45,299	$71,726
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion & amortization	119,807	107,913
Deferred income taxes	25,540	44,841
(Gain) loss from oil hedging activities	(35,777)	20,450
Non-hedge derivative gains	(37,035)	(79,971)
Loss on extinguishment of debt	21,714	20,576
Loss on sale of assets	21	138
Other	2,167	2,395
Change in assets and liabilities
Accounts receivable	(13,140)	(1,357)
Inventories	(4,599)	341
Prepaid expenses and other assets	1,763	1,723
Accounts payable and accrued liabilities	13,355	1,133
Revenue distribution payable	(2,215)	3,189
Stock-based compensation	2,077	2,011
Net cash provided by operating activities	138,977	195,108
Cash flows from investing activities
Purchase of property and equipment and oil and natural gas properties	(379,069)	(258,530)
Proceeds from dispositions of property and equipment and oil and natural gas properties	45,023	351
Settlement of non-hedge derivative instruments	24,309	(21,610)
Other	23	—
Net cash used in investing activities	(309,714)	(279,789)
Cash flows from financing activities
Proceeds from long-term debt	156,457	21,641
Repayment of long-term debt and capital lease obligations	(37,618)	(3,671)
Proceeds from Senior Notes	400,000	400,000
Repayment of Senior Notes	(325,000)	(325,000)
Payment of debt issuance costs and other financing fees	(8,867)	(11,638)
Payment of debt extinguishment costs	(15,827)	(15,085)
Net cash provided by financing activities	169,145	66,247
Net decrease in cash and cash equivalents	(1,592)	(18,434)
Cash and cash equivalents at beginning of period	34,589	55,111
Cash and cash equivalents at end of period	$32,997	$36,677
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
The financial information as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, is unaudited. In management’s opinion, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2012.
Cash and cash equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of September 30, 2012, cash with a recorded balance totaling $29,943 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.
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
We write off accounts receivable when they are determined to be uncollectible. Accounts receivable consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Joint interests	$23,006	$16,926
Accrued oil and natural gas sales	51,419	47,667
Derivative settlements	5,678	449
Other	417	380
Allowance for doubtful accounts	(1,070)	(634)
	$79,450	$64,788
Inventories
Inventories are comprised of equipment used in developing oil and natural gas properties and oil and natural gas production inventories. Equipment inventory is carried at the lower of cost or market using the average cost method. Oil and natural gas product inventories are stated at the lower of production cost or market. We regularly review inventory quantities on hand and record provisions for excess or obsolete inventory, if necessary. Inventories at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Equipment inventory	$10,769	$6,164
Oil and natural gas product	3,334	3,793
Inventory valuation allowance	(863)	(1,316)
	$13,240	$8,641
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
The costs of unevaluated oil and natural gas properties are excluded from amortization until the properties are evaluated. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. As of September 30, 2012, work in progress costs are included in unevaluated oil and natural gas properties since there are no reserves allocated to these properties. Costs not subject to amortization as of September 30, 2012 included $59,265 of capital costs incurred for undeveloped acreage, $44,802 for the construction of CO2 delivery pipelines and $30,321 for wells and facilities in progress pending determination. As of December 31, 2011, costs not subject to amortization consisted of capital costs incurred for undeveloped acreage of $22,831.
In accordance with the full cost method of accounting, the net capitalized costs of oil and natural gas properties are not to exceed their related estimated future net revenues discounted at 10% (“PV-10 value”), net of tax considerations, plus the cost of unproved properties not being amortized. The PV-10 value of our reserves as of September 30, 2012 was estimated based on average first day of the month prices of $94.98 per Bbl of oil and $2.82 per Mcf of gas for the twelve months ended September 30, 2012. The cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties as of September 30, 2012, and no impairment was necessary. A decline in oil and natural gas prices subsequent to September 30, 2012 could result in ceiling test write downs in future periods. The amount of any future impairment is difficult to predict, and will depend on the average oil and natural gas prices during each period, the incremental proved reserves added during each period, and additional capital spent.
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
During the nine months ended September 30, 2012 and 2011, we recorded an increase in the valuation allowance of $0 and $3,110, respectively, for state NOL carryforwards we do not expect to realize before they expire.
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

	Nine months ended September 30,
	2012	2011
Net cash provided by operating activities included:
Cash payments for interest	$71,475	$72,366
Interest capitalized	(3,311)	(1,835)
Cash payments for interest, net of amounts capitalized	$68,164	$70,531
Cash (receipts) payments for income taxes	$100	$101
Non-cash investing activities included:
Asset retirement costs capitalized	$551	$396
Oil and natural gas properties acquired through increase (decrease) in accounts payable and accrued liabilities	$38,184	$10,301

Note 3: Long-term debt
Long-term debt at September 30, 2012 and December 31, 2011, consisted of the following:

	September 30, 2012	December 31, 2011
8.875% Senior Notes due 2017 (net of discount of $1,658 at December 31, 2011)	$—	$323,342
9.875% Senior Notes due 2020 (net of discount of $6,211 and $6,441 at September 30, 2012 and December 31, 2011, respectively)	293,908	293,559
8.25% Senior Notes due 2021	400,000	400,000
7.625% Senior Notes due 2022	400,000	—
Senior secured revolving credit facility	118,000	—
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 3.50% to 5.46%, due January 2013 through December 2028; collateralized by real property	12,711	12,116
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.00% to 9.25%, due October 2012 through October 2017; collateralized by automobiles, machinery and equipment	5,800	5,546
Capital lease obligations	—	10
	1,230,419	1,034,573
Less current maturities	4,027	3,078
	$1,226,392	$1,031,495

Senior Notes
On May 2, 2012, we issued $400,000 aggregate principal amount of 7.625% Senior Notes maturing on November 15, 2022. We used the net proceeds from the May 2, 2012 7.625% Senior Notes issuance to consummate a tender offer for all of our 8.875% Senior Notes due 2017, to redeem the 8.875% Senior Notes not purchased in the tender offer, and for general corporate purposes. Interest is payable on the 7.625% Senior Notes semi-annually on May 15 and November 15 each year beginning November 15, 2012. On or after May 15, 2017, we may, at our option, redeem the 7.625% Senior Notes at the following redemption prices plus accrued and unpaid interest: 103.813% after May 15, 2017; 102.542% after May 15, 2018; 101.271% after May 15, 2019; and 100% after May 15, 2020. Prior to May 15, 2015, we may redeem up to 35% of the 7.625% Senior Notes with the net proceeds of one or more equity offerings at a redemption price of 107.625%, plus accrued and unpaid interest. The initial $400,000 of 7.625% Senior Notes were exchanged for registered notes effective September 28, 2012.
On November 2, 2012, we entered into a purchase agreement to issue an additional $150,000 aggregate principal amount of 7.625% Senior Notes under the same indenture covering the issuance on May 2, 2102 (the "Add-on Notes"). We expect to issue the Add-on Notes on November 15, 2012. The net proceeds from the additional 7.625% Senior Notes issuance will be used to repay the outstanding balance of the indebtedness under our senior secured revolving credit facility and for general corporate purposes. In connection with the sale of the Add-on Notes, we will enter into a registration rights agreement in which we agree to file a registration statement with the SEC related to an offer to exchange the Add-on Notes for an issue of registered notes within 270 days of the closing date (the “Target Registration Date”). If we fail to complete the exchange offer by the Target Registration Date, we will be required to pay liquidated damages equal to 0.25% per annum of the principal amount of the notes for the first 90 days after the Target Registration Date. After the first 90 days, the rate increases an additional 0.25% for each additional 90-day period, up to a maximum of 1.0% per annum.
In connection with the issuance of the May 2, 2012 7.625% Senior Notes, we capitalized approximately $8,778 of issuance costs related to underwriting and other fees that are amortized to interest expense using the effective interest method. Amortization of $134 and $226 were charged to interest expense during the three and nine months ended September 30, 2012 related to the issuance costs, and unamortized issuance costs of $8,552 were included in other assets as of September 30, 2012. We have not determined the amount of issuance costs related to the Add-on Notes that will be either capitalized, amortized or added to other assets.
During the nine months ended September 30, 2012, we recorded a $21,714 loss associated with the refinancing of our 8.875% Senior Notes, including $15,827 in repurchase or redemption-related fees and a $5,887 write off of deferred financing costs and unaccreted discount.
The Senior Notes, which as of September 30, 2012 include our 9.875% Senior Notes due 2020, our 8.25% Senior Notes due 2021, and our 7.625% Senior Notes due 2022, are our senior unsecured obligations, rank equally in right of payment with all our existing and future senior debt, and rank senior to all of our existing and future subordinated debt. The indentures governing our Senior Notes contain certain covenants which limit our ability to:

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
The Eighth Amendment to our senior secured revolving credit facility, effective April 30, 2012, amended our Asset Sale Covenant to permit the sale of certain oil and natural gas properties located in southern Oklahoma and increased our permitted ratio of Consolidated Net Debt to Consolidated EBITDAX. The Ninth Amendment to our senior secured revolving credit facility, effective May 24, 2012, amended the calculation of Consolidated EBITDAX to permit the exclusion of our reasonable and customary fees related to the refinancing of our 8.875% Senior Notes. The Tenth Amendment to our senior secured revolving credit facility, effective November 1, 2012, increased our borrowing base from $375,000 to $500,000; increased the Aggregate Maximum Credit Amount from $450,000 to $750,000 and the maximum Aggregate Maximum Credit Amount (after giving effect to any exercise of the accordion option on the terms and conditions set forth in the senior secured revolving credit facility) to $850,000; extended the maturity date to November 1, 2017; reduced the applicable margins added to the Adjusted LIBO Rate for the purposes of determining the interest rate (i) on Eurodollar loans to a margin ranging from 1.50% to 2.50% and (ii) on ABR loans to a margin ranging from 0.50% to 1.50%, each depending on the utilization percentage of the conforming borrowing base; reduced commitment fees to 0.375% if less than 50% of the borrowing base is utilized; reaffirmed the borrowing base through May 1, 2013 and permitted the offering of the Add-on Notes without triggering the automatic 25% reduction of the borrowing base.
As of November 13, 2012, the balance outstanding under our senior secured revolving credit facility is $145,000.
Amounts borrowed under our senior secured revolving credit facility are subject to varying rates of interest based on (1) the total outstanding borrowings in relation to the borrowing base (the “utilization percentage”) and (2) whether we elect to borrow at the Eurodollar rate or the Alternate Base Rate (“ABR”). The entire balance outstanding at September 30, 2012 was subject to the Eurodollar rate.
The Eurodollar rate is computed at the Adjusted LIBO Rate, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in our senior secured revolving credit facility, plus a margin that varies depending on our utilization percentage. During the nine months ended September 30, 2012, the margin varied from 1.75% to 2.75%. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.
Interest on loans subject to the ABR is computed as the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in our senior secured revolving credit facility, plus 0.50%, or (3) the Adjusted LIBO Rate, as defined in our senior secured revolving credit facility, plus 1%, plus a margin that varies depending on our utilization percentage. During the nine months ended September 30, 2012, the margin varied from 0.75% to 1.75%.
During the three and nine months ended September 30, 2012, respectively, commitment fees of $378 and $1,236 were incurred at the rate of 0.50% on the unused portion of the borrowing base amount and were included as a component of interest expense. We have the right to make prepayments of the borrowings at any time without penalty or premium.
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
We believe we were in compliance with all covenants under our senior secured revolving credit facility as of September 30, 2012.
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

In December 2011, we amended our senior secured revolving credit facility to provide greater flexibility when hedging anticipated production. The terms of the amendment allow us to protect a portion of our natural gas liquids production from price volatility using crude oil derivatives. Our outstanding derivative instruments as of September 30, 2012 are summarized below:

	Oil derivatives
	Swaps		Three-way collars
	Volume MBbls	Weighted average fixed price per Bbl	Volume MBbls	Weighted average fixed price per Bbl
				Sold puts	Purchased puts	Sold calls
2012	553	$94.46	526	$73.86	$96.29	$108.79
2013	540	102.45	3,710	77.88	99.94	114.26
2014	—	—	480	77.50	95.24	107.84
	1,093		4,716

	Natural gas swaps		Natural gas basis protection swaps
	Volume BBtu	Weighted average fixed price per MMBtu	Volume BBtu	Weighted average fixed price per MMBtu
2012	4,750	$4.46	4,500	$0.23
2013	15,600	4.33	16,400	0.20
2014	7,200	3.91	14,090	0.23
	27,550		34,990

Effect of derivative instruments on the consolidated balance sheets
All derivative financial instruments are recorded on the balance sheet at fair value. See Note 5 for additional information regarding fair value measurements. The estimated fair values of derivative instruments are provided below. The carrying amounts of these instruments are equal to the estimated fair values.

	As of September 30, 2012			As of December 31, 2011
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Natural gas swaps	$15,614	$(4,453)	$11,161	$30,124	$—	$30,124
Oil swaps	5,980	(380)	5,600	3,832	(9,744)	(5,912)
Oil collars	25,529	—	25,529	6,296	(1,247)	5,049
Natural gas basis differential swaps	29	(1,600)	(1,571)	—	(1,268)	(1,268)
Total derivative instruments	47,152	(6,433)	40,719	40,252	(12,259)	27,993
Less:
Netting adjustments (1)	4,634	(4,634)	—	10,627	(10,627)	—
Current portion asset (liability)	35,310	(536)	34,774	12,840	(1,505)	11,335
	$7,208	$(1,263)	$5,945	$16,785	$(127)	$16,658
___________

(1)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.
We discontinued hedge accounting effective April 1, 2010. Net derivative gains (losses) attributable to derivatives previously subject to hedge accounting were deferred through accumulated other comprehensive income (“AOCI”). As of September 30, 2012 and December 31, 2011, respectively, AOCI consists of deferred gains of $48,103 ($30,786 net of tax) and $83,880 ($51,846 net of tax) that will be recognized as gains from oil hedging activities through December 2013 as the hedged production is sold. We expect to reclassify deferred gains of $39,513 ($25,288 net of tax) from AOCI to income during the next 12 months.
Derivative settlements outstanding at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Derivative settlements receivable included in accounts receivable	$5,678	$449
Derivative settlements payable included in accounts payable and accrued liabilities	$12	$5,042

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

Non-hedge derivative gains (losses) in the consolidated statements of operations are comprised of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Change in fair value of commodity price swaps	$(22,167)	$78,202	$(7,451)	$83,210
Change in fair value of collars	(14,094)	16,156	20,480	15,485
Change in fair value of natural gas basis differential contracts	526	947	(303)	2,886
Receipts from (payments on) settlement of commodity price swaps	8,046	(245)	20,022	(16,587)
Receipts from settlement of collars	3,079	426	5,711	916
Payments on settlement of natural gas basis differential contracts	(420)	(1,885)	(1,424)	(5,939)
	$(25,030)	$93,601	$37,035	$79,971

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

Recurring fair value measurements
Our financial instruments recorded at fair value on a recurring basis consist of commodity derivative contracts (see Note 4). We have no Level 1 assets or liabilities as of September 30, 2012 or December 31, 2011. Our derivative contracts classified as Level 2 as of September 30, 2012 and December 31, 2011 consist of commodity price swaps and basis protection swaps, which are valued using an income approach. Future cash flows from the derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at the LIBOR swap rate.
As of September 30, 2012 and December 31, 2011, our derivative contracts classified as Level 3 consisted of three-way collars. The fair value of these contracts is developed by a third-party pricing service using a proprietary valuation model, which we believe incorporates the assumptions that market participants would have made at the end of each period. Observable inputs include contractual terms, published forward pricing curves, and yield curves. Significant unobservable inputs are implied volatilities. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. We review these valuations and the changes in the fair value measurements for reasonableness.
All derivative instruments are discounted further using a rate that incorporates our nonperformance risk for derivative liabilities and our counterparties’ nonperformance risk for derivative assets. If available, we use our counterparties’ credit default swap values or the spread between the risk-free interest rate and the yield on our counterparties’ publicly traded debt having similar maturities to our derivative contracts as the measure of our counterparties’ nonperformance risk. As of September 30, 2012 and December 31, 2011, the rate reflecting our nonperformance risk was 1.75% and 1.75%, respectively. The weighted-average rate reflecting our counterparties’ nonperformance risk was approximately 0.89% and 3.38% as of September 30, 2012 and December 31, 2011, respectively.
The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of September 30, 2012			As of December 31, 2011
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$21,623	$(6,433)	$15,190	$33,956	$(11,012)	$22,944
Significant unobservable inputs (Level 3)	25,529	—	25,529	6,296	(1,247)	5,049
Netting adjustments (1)	(4,634)	4,634	—	(10,627)	10,627	—
	$42,518	$(1,799)	$40,719	$29,625	$(1,632)	$27,993
  ___________

(1)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.
Changes in the fair value of our collars classified as Level 3 in the fair value hierarchy during the nine months ended September 30, 2012 and 2011 were:

	For the nine months ended September 30,
Net derivative assets	2012	2011
Beginning balance	$5,049	$1,509
Unrealized gains included in non-hedge derivative gains	26,191	16,401
Settlements received	(5,711)	(916)
Ending balance	$25,529	$16,994
Gains relating to instruments still held at the reporting date included in non-hedge derivative gains for the period	$21,033	$16,598

Nonrecurring fair value measurements
Additions to the asset and liability associated with our asset retirement obligations are measured at fair value on a nonrecurring basis. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the first nine months of 2012 and 2011 were escalated using an annual inflation rate of 2.95% and 2.95%, respectively, and discounted using our credit-adjusted risk-free interest rate of 6.70% and 9.50%, respectively. These estimates may change based upon future inflation rates and changes in statutory remediation rules. During the nine months ended September 30, 2012 and 2011, additions to our asset retirement obligations were $550 and $396, respectively. See Note 6 for additional information regarding our asset retirement obligations.
Fair value of other financial instruments
Our significant financial instruments, other than derivatives, consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. We believe the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments.
The carrying value and estimated fair value of our long-term debt at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
Level 2	Carrying value	Estimated fair value	Carrying value	Estimated fair value
8.875% Senior Notes due 2017	$—	$—	$323,342	$326,625
9.875% Senior Notes due 2020	293,908	340,500	293,559	322,500
8.25% Senior Notes due 2021	400,000	432,000	400,000	402,400
7.625% Senior Notes due 2022	400,000	426,000	—	—
Senior secured revolving credit facility	118,000	118,000	—	—
Other secured long-term debt	18,511	18,511	17,672	17,672
	$1,230,419	$1,335,011	$1,034,573	$1,069,197
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

Counterparty credit risk
Our derivative contracts have been executed with the institutions that are parties to our senior secured revolving credit facility, and we believe the credit risks associated with all of these institutions are acceptable. We did not post collateral under any of these contracts as they are secured under our senior secured revolving credit facility. As of September 30, 2012, we had $118,000 outstanding under our senior secured revolving credit facility, and we had significant commodity derivative net asset balances with the following counterparties:

Percentage of
future hedged
Counterparty	production
JP Morgan Chase Bank, N.A.	38%
Societe Generale	17%
Royal Bank of Canada	8%
Macquarie Bank Limited	7%
Wells Fargo	6%
Bank of Nova Scotia	5%
81%
Payment on our derivative contracts would be accelerated in the event of a default on our senior secured revolving credit facility. The aggregate fair value of our derivative liabilities was $6,433 at September 30, 2012. Effective November 1, 2012, all of Credit Agricole's hedges were novated to JP Morgan Chase Bank, National Association.

Note 6: Asset retirement obligations
The following table provides a summary of our asset retirement obligation activity during the nine months ended September 30, 2012 and 2011.

	For the nine months ended September 30,
	2012	2011
Beginning balance	$46,492	$41,695
Liabilities incurred in current period	551	396
Liabilities settled in current period	(1,484)	(756)
Accretion expense	2,962	2,683
	48,521	44,018
Less current portion	2,900	1,350
	$45,621	$42,668
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

A summary of our phantom stock and RSU activity during the nine months ended September 30, 2012 is presented in the following table:

	Phantom Plan			RSU Plan
	Weighted average grant date fair value	Phantom shares	Vest date fair value	Weighted average grant date fair value	Restricted Stock Units
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2012	$16.37	125,768		$—	—
Granted	$—	—		$17.07	177,026
Vested	$14.34	(26,254)	$401	$—	—
Forfeited	$17.06	(13,324)		$17.34	(20,907)
Unvested and outstanding at September 30, 2012	$16.89	86,190		$17.03	156,119
Based on an estimated fair value of $17.20 per phantom share and RSU as of September 30, 2012, the aggregate intrinsic value of the unvested phantom shares and RSUs outstanding was $4,168.
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
A summary of our restricted stock activity during the nine months ended September 30, 2012 is presented below:

	Time Vested			Performance Vested
	Weighted average grant date fair value	Restricted shares	Vest date fair value	Weighted average grant date fair value	Restricted shares
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2012	$680.74	11,585		$298.15	53,098
Granted	$607.06	525		$394.00	5,532
Vested	$681.40	(2,583)	$1,930	$—	—
Forfeited	$685.04	(601)		$299.56	(2,364)
Unvested and total outstanding at September 30, 2012	$675.92	8,926		$307.52	56,266
During the nine months ended September 30, 2012, we repurchased and canceled 764 vested shares (653 were for tax withholding), and we expect to repurchase approximately 1,500 restricted shares vesting during the next twelve months. Based on an estimated fair value of $563.30 per Time Vested restricted share, the aggregate intrinsic value of the unvested Time Vested restricted shares outstanding was $5,028.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock-based compensation cost	$1,725	$1,179	$4,773	$4,216
Less: stock-based compensation cost capitalized	(605)	(439)	(1,715)	(1,603)
Stock-based compensation expense	$1,120	$740	$3,058	$2,613
Payments for stock-based compensation were $120 and $326 during the three months ended September 30, 2012 and 2011, respectively, and were $981 and $602 during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, accrued payroll and benefits payable included $2,472 and $2,359, respectively, for stock-based compensation costs expected to be settled within the next twelve months. Unrecognized compensation cost of approximately $15,405 is expected to be recognized over a weighted-average period of 3.00 years.

Note 8: Common stock
The following is a summary of the changes in our common shares outstanding during the nine months ended September 30, 2012:

	Common Stock
	Class A	Class B	Class C	Class D	Class E	Class F	Class G	Total
Shares outstanding at January 1, 2012	66,165	357,882	209,882	279,999	504,276	1	3	1,418,208
Restricted stock issuances	6,057	—	—	—	—	—	—	6,057
Restricted stock used for tax withholding	(764)	—	—	—	—	—	—	(764)
Restricted stock forfeitures	(2,965)	—	—	—	—	—	—	(2,965)
Shares outstanding at September 30, 2012	68,493	357,882	209,882	279,999	504,276	1	3	1,420,536

Note 9: Related party transactions
CHK Holdings Corporation, an indirect wholly owned subsidiary of Chesapeake Energy Corporation (“Chesapeake”), owns approximately 20% of our outstanding common stock. We participate in ownership of properties operated by Chesapeake, and we received revenues and incurred joint interest billings on these properties as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	$831	$1,366	$2,600	$3,828
Joint interest billings	$(828)	$(346)	$(4,295)	$(882)
In addition, Chesapeake participates in ownership of properties operated by us, and we paid revenues and recorded joint interest billings to Chesapeake on these properties as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	$(1,062)	$(833)	$(2,521)	$(2,252)
Joint interest billings	$3,093	$608	$7,737	$3,667
Amounts receivable from and payable to Chesapeake at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Amounts receivable from Chesapeake	$1,561	$223
Amounts payable to Chesapeake	$773	$207

Note 10: Commitments and contingencies
Standby letters of credit (“Letters”) available under our senior secured revolving credit facility are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had various Letters outstanding totaling $2,920 as of September 30, 2012 and December 31, 2011. Interest on each Letter accrues at the lender’s prime rate plus applicable margin for all amounts paid by the lenders under the Letters. No amounts were paid by the lenders under the Letters, therefore we paid no interest on the Letters during the nine months ended September 30, 2012 or 2011.
Naylor Farms, Inc. v. Chaparral Energy, L.L.C.
On June 7, 2011, Naylor Farms, Inc. (the “Plaintiff”), filed a complaint against us, alleging claims on behalf of itself and non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging damages in excess of $5,000. The Plaintiff also requests allowable interest, punitive damages, cancellation of leases, other equitable relief, and an award of attorney fees and costs. We have denied liability on the claims and raised arguments and defenses that, if accepted by the Court, will result in no loss to us. The matter is currently stayed pending resolution of unrelated cases currently on appeal with the U.S. Court of Appeals for the Tenth Circuit.  These cases are expected to influence the ruling on class certification in the Naylor Farms, Inc. case.  At the time that the matter was stayed no class had been certified and discovery was ongoing.  As such, we are not yet  able to estimate a possible loss, or range of possible loss, if any.
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
During the third quarter of 2012, production increased 8% to 2,401 MBoe compared to production of 2,218 MBoe during the third quarter of 2011, primarily due to our drilling activity. As a result, revenue from oil and natural gas sales was $1.3 million higher in the third quarter of 2012 than in the third quarter of 2011. This increase was partially offset by a 7% decrease in the average sales price before hedging as compared to the third quarter of 2011. Additionally, we had a non-hedge derivative loss of $25.0 million in the third quarter of 2012 compared to $93.6 million of non-hedge derivative gains during the same period last year. The loss was due primarily to the increase in the forward price curve during the third quarter of 2012. As a result of these and other factors, we reported net loss of $4.9 million during the third quarter of 2012 compared to net income of $64.6 million for the comparable period in 2011.

The following are material events that have impacted our liquidity or results of operations, and/or are expected to impact these items in future periods:

•
7.625% Senior Notes due 2022. On May 2, 2012, we issued $400.0 million aggregate principal amount of 7.625% Senior Notes maturing on November 15, 2022. We used the net proceeds from the 7.625% Senior Notes to consummate a tender offer for all of our 8.875% Senior Notes due 2017, to redeem the 8.875% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with the issuance of the 7.625% Senior Notes and the repurchase or redemption of our 8.875% Senior Notes due 2017, we capitalized approximately $8.8 million of issuance costs related to underwriting and other fees and we expensed approximately $21.7 million of refinancing costs, including a $5.9 million non-cash write off of deferred financing costs and unaccreted discount.

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

•
Asset sale. On May 30, 2012, we sold certain mature oil and natural gas properties located in our Velma Area in southern Oklahoma for a cash price of $37.0 million, subject to post-closing adjustments. The properties included in the sale accounted for approximately 1% of our total production prior to the sale and during the nine months ended September 30, 2011.

•
Stock-based compensation. In the first quarter of 2012, we adopted the Chaparral Energy, Inc. Non-Officer Restricted Stock Unit Plan (the “RSU Plan”), which is intended to replace our existing Phantom Stock Plan. Initial awards under the RSU Plan have an aggregate grant-date fair value of $2.7 million and will vest in equal annual installments over the next three years.

•
Tenth Amendment to our senior secured revolving credit facility. Effective November 1, 2012, we executed the Tenth Amendment to our senior secured revolving credit facility, which, among other amendments, increased our borrowing base from $375.0 million to $500.0 million; increased the Aggregate Maximum Credit Amount from $450.0 million to $750.0 million and the maximum Aggregate Maximum Credit Amount (after giving effect to any exercise of the accordion option on the terms and conditions set forth in the senior secured revolving credit facility) to $850.0 million; extended the maturity date to November 1, 2017; and reduced our applicable interests rates and commitment fees.

•
Add-on Note offering. On November 2, 2012, we entered into a purchase agreement to issue $150.0 million aggregate principal amount of 7.625% Senior Notes due 2022 under the same indenture covering our $400.0 million issuance made on May 2, 2012. We expect to issue the Add-on Notes on November 15, 2012. The net proceeds from the sale of the Add-on Notes will be used to repay all of our outstanding indebtedness under our senior secured revolving credit facility and for general corporate purposes.

Results of operations
Revenues and production
The following table presents information about our oil and natural gas sales before the effects of commodity derivative settlements:

	Three months ended		Percentage change	Nine months ended		Percentage change
	September 30,			September 30,
	2012	2011		2012	2011
Oil and natural gas sales (in thousands)
Oil (1)	$116,478	$107,409	8.4%	$338,904	$333,285	1.7%
Natural gas	14,737	22,496	(34.5)%	35,548	70,701	(49.7)%
Total	$131,215	$129,905	1.0%	$374,452	$403,986	(7.3)%
Production
Oil (MBbls) (1)	1,530	1,271	20.4%	4,174	3,727	12.0%
Natural gas (MMcf)	5,228	5,682	(8.0)%	14,643	16,512	(11.3)%
MBoe	2,401	2,218	8.3%	6,615	6,479	2.1%
Average sales prices (excluding derivative settlements)
Oil per Bbl (1)	$76.13	$84.51	(9.9)%	$81.19	$89.42	(9.2)%
Natural gas per Mcf	$2.82	$3.96	(28.8)%	$2.43	$4.28	(43.2)%
Boe	$54.65	$58.57	(6.7)%	$56.61	$62.35	(9.2)%
(1) Includes natural gas liquids.
Oil and natural gas revenues increased during the third quarter of 2012 as compared to the third quarter of 2011, due to an increase in oil sales volumes partially offset by a decrease in natural gas sales volumes and a decrease in average sales prices before hedging. For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, oil and natural gas revenue declined primarily due to the decrease in average price per Boe offset by an increase in sales volumes. Oil production for the three and nine months ended September 30, 2012 increased compared to the three and nine months ended September 30, 2011 primarily due to our drilling and development activity in our EOR Project Areas, Cleveland Sand Play, Granite Wash Play and Northern Oklahoma Mississippi Play (“NOMP”). Gas production for the three and nine months ended September 30, 2012 decreased compared to the three and nine months ended September 30, 2011 primarily due to the decline in production in our gas-producing areas in the Anadarko Basin and the Haley area in west Texas where the decline was impacted by natural decline and third-party pipeline shut ins.
The relative impact of changes in commodity prices and sales volumes on our oil and natural gas sales before the effects of hedging is shown in the following table:

	Three months ended		Nine months ended
	September 30, 2012 vs. 2011		September 30, 2012 vs. 2011
(in thousands)	Sales change	Percentage change in sales	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$(12,818)	(12.0)%	$(34,354)	(10.3)%
Production	21,887	20.4%	39,973	12.0%
Total change in oil sales	$9,069	8.4%	$5,619	1.7%
Change in natural gas sales due to:
Prices	$(5,962)	(26.5)%	$(27,150)	(38.4)%
Production	(1,797)	(8.0)%	(8,003)	(11.3)%
Total change in natural gas sales	$(7,759)	(34.5)%	$(35,153)	(49.7)%

Production volumes by area were as follows (MBoe):

	Three months ended		Percentage change	Nine months ended		Percentage change
	September 30,			September 30,
	2012	2011		2012	2011
Enhanced Oil Recovery Project Areas	334	300	11.3%	1,000	857	16.7%
Mid-Continent Area	1,573	1,307	20.4%	4,071	3,751	8.5%
Permian Basin Area	285	326	(12.6)%	873	988	(11.6)%
Other	209	285	(26.7)%	671	883	(24.0)%
Total	2,401	2,218	8.3%	6,615	6,479	2.1%
Production in our EOR Project Areas increased primarily due to our ongoing drilling and CO2 injection activities in our Booker and Farnsworth Area Units. On May 30, 2012, we closed on the sale of certain mature CO2 properties located in the Velma Area. These properties accounted for nearly 1% of our daily production prior to the sale.
During the third quarter of 2012, production in our Mid-Continent Area increased primarily due to our drilling and development activity in our EOR areas, Cleveland Sand Play, Granite Wash Play and NOMP. The decrease in production in the Permian Basin Area is primarily due to the decline in production from natural gas wells in the Haley area, which have continued normal decline as well as temporary decline due to temporary third-party pipeline shut ins in that area.
We sold certain non-strategic oil and natural gas properties located in our Rocky Mountains area during the fourth quarter of 2011. These properties, which were included in the line item “Other” in the production table above, accounted for approximately 2% of our total production during the three and nine months ended September 30, 2011.

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
Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements on realized prices:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Oil (per Bbl) (1):
Before derivative settlements	$76.13	$84.51	$81.19	$89.42
After derivative settlements	$78.89	$77.31	$82.09	$77.53
Post-settlement to pre-settlement price	103.6%	91.5%	101.1%	86.7%
Natural gas (per Mcf):
Before derivative settlements	$2.82	$3.96	$2.43	$4.28
After derivative settlements	$4.06	$5.27	$3.83	$5.66
Post-settlement to pre-settlement price	144.0%	133.1%	157.6%	132.2%
(1) Includes natural gas liquids.
The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

(in thousands)	September 30, 2012	December 31, 2011
Derivative assets (liabilities):
Natural gas swaps	$11,161	$30,124
Oil swaps	5,600	(5,912)
Oil collars	25,529	5,049
Natural gas basis differential swaps	(1,571)	(1,268)
Net derivative assets	$40,719	$27,993
We discontinued hedge accounting effective April 1, 2010. Net derivative gains (losses) attributable to derivatives previously subject to hedge accounting were deferred through accumulated other comprehensive income (“AOCI”). As of September 30, 2012 and December 31, 2011, respectively, AOCI consists of deferred gains of $48.1 million ($30.8 million net of tax) and $83.9 million ($51.8 million net of tax) that will be recognized as gains from oil hedging activities through December 2013 as the hedged production is sold.

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
The effects of derivative activities on our results of operations and cash flows were as follows for the periods indicated:

	Three months ended September 30,
	2012		2011
(in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)

Gain (loss) from oil hedging activities	$11,468	$—	$(6,889)	$—
Non-hedge derivative gains (losses):
Oil swaps and collars	$(23,964)	$4,217	$90,020	$(9,148)
Natural gas swaps	(12,297)	6,908	4,338	9,329
Natural gas basis differential contracts	526	(420)	947	(1,885)
Non-hedge derivative gains (losses)	$(35,735)	$10,705	$95,305	$(1,704)
Total gains (losses) from derivative activities	$(24,267)	$10,705	$88,416	$(1,704)

	Nine months ended September 30,
	2012		2011
(in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)

Gain (loss) from oil hedging activities	$35,777	$—	$(20,450)	$—
Non-hedge derivative gains (losses):
Oil swaps and collars	$31,992	$3,745	$106,183	$(44,330)
Natural gas swaps	(18,963)	21,988	(7,488)	28,659
Natural gas basis differential contracts	(303)	(1,424)	2,886	(5,939)
Non-hedge derivative gains (losses)	$12,726	$24,309	$101,581	$(21,610)
Total gains (losses) from derivative activities	$48,503	$24,309	$81,131	$(21,610)
During the three and nine months ended September 30, 2012, we reclassified into earnings gains of $11.5 million and $35.8 million, respectively, compared to losses of $6.9 million and $20.5 million during the three and nine months ended September 30, 2011, respectively. These gains and losses were associated with oil swaps for which hedge accounting was previously discontinued.
We recognized net non-hedge derivative losses of $25.0 million during the three months ended September 30, 2012 and net non-hedge derivative gains of $37.0 million during the nine months ended September 30, 2012 compared to gains of $93.6 million and $80.0 million, respectively, during the three and nine months ended September 30, 2011. The fluctuation in non-hedge derivative gains (losses) from period to period is due primarily to the significant volatility of oil and natural gas prices and to changes in our outstanding derivative contracts during these periods.
Total gains (losses) on derivative activities recognized in our consolidated statements of operations were $(13.6) million and $72.8 million, respectively, during the three and nine months ended September 30, 2012, and were $86.7 million and $59.5 million, respectively, during the three and nine months ended September 30, 2011.

Lease operating expenses

	Three months ended September 30,		Percentage change	Nine months ended September 30,		Percentage change
	2012	2011		2012	2011
Lease operating expenses (in thousands)	$35,278	$31,830	10.8%	$98,946	$91,134	8.6%
Lease operating expenses per Boe	$14.69	$14.35	2.4%	$14.96	$14.07	6.3%
Lease operating costs are sensitive to changes in demand for field equipment, services, and qualified operational personnel, which is driven by demand for oil and natural gas. However, the timing of changes in operating costs may lag behind changes in commodity prices.
Our lease operating expenses increased by $3.4 million, or $.34 per Boe, during the third quarter of 2012 compared to the third quarter of 2011. Approximately two-thirds of the increase occurred in our EOR project areas, primarily from work on wells in the panhandle area associated with increased CO2 production and casing failures. Our lease operating expenses increased by $7.8 million, or $.89 per Boe, during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, primarily due to additional workovers, increased oilfield service costs and new wells being brought online. Workover expenses for operated properties increased by $.2 million and $2.9 million, respectively, during the three and nine months ended September 30, 2012 compared to the same periods in 2011.
Production taxes (which include ad valorem taxes)

	Three months ended September 30,		Percentage change	Nine months ended September 30,		Percentage change
	2012	2011		2012	2011
Production taxes (in thousands)	$8,748	$8,626	1.4%	$24,258	$26,706	(9.2)%
Production taxes per Boe	$3.64	$3.89	(6.4)%	$3.67	$4.12	(10.9)%
Production taxes generally change in proportion to oil and natural gas sales. The decreases in production taxes per Boe during the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 were primarily due to the decreases in average realized prices during the periods.

Depreciation, depletion and amortization (“DD&A”)

	Three months ended September 30,		Percentage change	Nine months ended September 30,		Percentage change
	2012	2011		2012	2011
DD&A (in thousands):
Oil and natural gas properties	$40,702	$33,584	21.2%	$108,993	$97,517	11.8%
Property and equipment	2,726	2,561	6.4%	7,852	7,713	1.8%
Accretion of asset retirement obligation	993	914	8.6%	2,962	2,683	10.4%
Total DD&A	$44,421	$37,059	19.9%	$119,807	$107,913	11.0%
DD&A per Boe:
Oil and natural gas properties	$16.95	$15.14	12.0%	$16.48	$15.05	9.5%
Other fixed assets	$1.55	$1.57	(1.3)%	$1.63	$1.61	1.2%
Total DD&A per Boe	$18.50	$16.71	10.7%	$18.11	$16.66	8.7%
We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and costs, and thus our DD&A rate could change significantly in the future. Our DD&A rate per equivalent unit of production increased $1.81 to $16.95 per Boe for the third quarter of 2012 primarily due to higher cost reserve additions combined with higher estimated future development costs. This increase in the DD&A rate per equivalent unit of production increased DD&A for oil and natural gas properties by $4.3 million in addition to a $2.8 million increase in DD&A associated with the increased production.
Our DD&A rate per equivalent unit of production increased $1.43 to $16.48 per Boe for the first nine months of 2012 primarily due to higher cost reserve additions combined with higher estimated future development costs. This increase in the DD&A rate per equivalent unit of production increased DD&A for oil and natural gas properties by $9.4 million in addition to a $2.0 million increase in DD&A associated with the increased production.
General and administrative expenses (“G&A”)

	Three months ended September 30,		Percentage change	Nine months ended September 30,		Percentage change
	2012	2011		2012	2011
G&A (in thousands):
Gross G&A expenses	$17,530	$14,862	18.0%	$52,790	$41,089	28.5%
Capitalized exploration and development costs	(4,652)	(3,799)	22.5%	(13,625)	(12,451)	9.4%
Net G&A expenses	$12,878	$11,063	16.4%	$39,165	$28,638	36.8%
Average G&A expense per Boe	$5.36	$4.99	7.4%	$5.92	$4.42	33.9%
G&A expenses increased by $.37 per Boe for the third quarter of 2012 compared to the third quarter of 2011, and by $1.50 per Boe for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Approximately one third of the increase is due to professional services related to certain projects and initiatives that are expected to phase out by the end of the year. The remainder is due primarily to compensation and benefit cost increases related to the competitive nature of our market and our increased activity, along with other expenses and general inflation.

Other income and expenses
Interest expense. The following table presents interest expense for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
8.5% Senior Notes due 2015	$—	$—	$—	$4,588
8.875% Senior Notes due 2017	—	7,442	10,421	22,309
9.875% Senior Notes due 2020	7,642	7,619	22,908	22,587
8.25% Senior Notes due 2021	8,396	8,567	25,179	20,393
7.625% Senior Notes due 2022	7,758	—	12,849	—
Senior secured revolving credit facility	391	82	700	82
Bank fees and other interest	1,282	1,400	3,920	4,277
Capitalized interest	(1,382)	(640)	(3,311)	(1,835)
Total interest expense	$24,087	$24,470	$72,666	$72,401
Average long-term borrowings	$1,196,051	$1,049,143	$1,095,625	$1,032,631
Total interest expense for the three months ended September 30, 2012 was slightly lower than the comparable period of 2011 primarily due to the increased capitalized interest related to the increase in senior notes interest expense. Total interest expense for the nine months ended September 30, 2012 was slightly higher than the comparable period of 2011 due to the increased levels of borrowing, partially offset by a lower weighted-average interest rate.
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
On February 22, 2011, we issued $400.0 million aggregate principal amount of 8.25%% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes due 2015, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes. During the first quarter of 2011, we recorded a $20.6 million loss associated with the refinancing of our 8.5% Senior Notes due 2015, including $15.1 million in repurchase or redemption-related fees and a $5.5 million write off of deferred financing costs.
Liquidity and capital resources
Historically, our primary sources of liquidity have been cash generated from our operations, debt, and private equity sales. As of September 30, 2012, we had cash and cash equivalents of $33.0 million and availability of $254.1 million under our senior secured revolving credit facility with a borrowing base of $375.0 million. Effective November 1, 2012, we executed the Tenth Amendment to our senior secured revolving credit facility which increased our borrowing base to $500.0 million and our availability to $352.1 million. We believe that we will have sufficient funds available through our cash from operations and borrowing capacity under our revolving line of credit to meet our normal recurring operating needs, debt service obligations, capital requirements and contingencies for the next 12 months.
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

Sources and uses of cash
Our net increase (decrease) in cash is summarized as follows:

	Nine months ended
	September 30,
(in thousands)	2012	2011
Cash flows provided by operating activities	$138,977	$195,108
Cash flows used in investing activities	(309,714)	(279,789)
Cash flows provided by financing activities	169,145	66,247
Net decrease in cash during the period	$(1,592)	$(18,434)
Substantially all of our cash flow from operating activities is from the production and sale of oil and natural gas, reduced or increased by associated hedging activities. Cash flows from operating activities were 29% lower in the nine months ended September 30, 2012 than they were in the same period of 2011 primarily due to lower revenue receipts combined with higher operating expenses and interest payments.
We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. For the nine months ended September 30, 2012 and 2011, cash flows provided by operating activities were approximately 37% and 75%, respectively, of cash used for the purchase of property and equipment and oil and natural gas properties.
Our capital expenditures for oil and natural gas properties during the nine months ended September 30, 2012 are detailed below:

(in thousands)	EOR Project Areas	Mid-Continent Area	Permian Basin Area	Other	Total	Expanded 2012 capital expenditures budget
Acquisitions	$261	$34,018	$6,628	$370	$41,277	$40,000
Drilling	17,963	195,959	15,259	1,937	231,118	231,000
Enhancements	40,538	8,263	5,390	3,979	58,170	61,000
Pipeline and field infrastructure	60,986	—	—	—	60,986	99,000
CO2 purchases	7,510	—	—	—	7,510	12,000
Total	$127,258	$238,240	$27,277	$6,286	$399,061	$443,000
During the third quarter of 2012, we expanded our 2012 oil and natural gas property capital expenditures budget from $316.0 million to $443.0 million. Capital investments associated with our North Burbank Unit CO2 project that were expected to occur over the next four years have been accelerated as fieldwide communication was higher than anticipated. We have also made significant acquisitions of unproved leasehold acreage in the NOMP and the Panhandle Marmaton play, and participated in incremental outside-operated drilling opportunities in the NOMP, Anadarko Cleveland Sand and Anadarko Granite Wash plays. Investing in EOR reduces near term growth opportunities but enhances longer term growth and is consistent with our strategy of driving near term growth through drilling and long term growth through EOR development. We expect to fund the expanded budget through net cash provided by operations, borrowings under our senior secured revolving credit facility, and sales of non-strategic properties. Expanded budget dollars that are currently unused in various areas may be reallocated to complete our drilling program in the fourth quarter.
In addition to the capital expenditures for oil and natural gas properties, we spent approximately $17.5 million for property and equipment during the nine months ended September 30, 2012. We also received proceeds of $45.0 million from property dispositions, including approximately $37.0 million from the sale of certain mature oil and natural gas properties located in our Velma Area in southern Oklahoma.
During the nine months ended September 30, 2012 and 2011, we received (paid) net derivative settlements totaling $24.3 million and $(21.6) million, respectively. Primarily as a result of our net capital investments and derivative settlements, cash flows used in investing activities were $309.7 million and $279.8 million during the nine months ended September 30, 2012 and 2011, respectively.

Cash flows provided by financing activities were $169.1 million during the nine months ended September 30, 2012. On May 2, 2012, we issued $400.0 million aggregate principal amount of 7.625% Senior Notes maturing on November 15, 2022. Net proceeds from the 7.625% Senior Notes were used to consummate a tender offer for all of our 8.875% Senior Notes due 2017, to redeem the 8.875% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with this refinancing transaction, we paid approximately $8.8 of issuance costs related to underwriting and other fees and approximately $15.8 million of repurchase and redemption-related costs. We also incurred net borrowings of $118.0 million under our senior secured revolving credit facility to finance our capital program during the nine months ended September 30, 2012.
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
Senior Notes
On May 2, 2012, we issued $400.0 million aggregate principal amount of 7.625% Senior Notes maturing on November 15, 2022. We used the net proceeds from the 7.625% Senior Notes to consummate a tender offer for all of our 8.875% Senior Notes due 2017, to redeem the 8.875% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with the issuance of the 7.625% Senior Notes and the repurchase or redemption of our 8.875% Senior Notes, we capitalized approximately $8.8 million of issuance costs related to underwriting and other fees. The initial $400.0 million of 7.625% Senior Notes were exchanged for registered notes effective November 5, 2012.
On November 2, 2012, we entered into a purchase agreement to issue an additional $150.0 million aggregate principal amount of 7.625% Senior Notes under the same indenture covering the issuance on May 2, 2102 (the "Add-on Notes"). We expect to issue the Add-on Notes on November 15, 2012. The net proceeds from the additional 7.625% Senior Notes issuance will be used to repay the outstanding balance of the indebtedness under our senior secured revolving credit facility and for general corporate purposes. We have not yet determined the amount of issuance costs related to the Add-on Notes that will be either capitalized, amortized or added to other assets.
In connection with the sale of the Add-on Notes, we will enter into a registration rights agreement in which we agree to file a registration statement with the SEC related to an offer to exchange the Add-on Notes for an issue of registered notes within 270 days of the closing date (the “Target Registration Date”). If we fail to complete the exchange offer by the Target Registration Date, we will be required to pay liquidated damages equal to 0.25% per annum of the principal amount of the notes for the first 90 days after the Target Registration Date. After the first 90 days, the rate increases an additional 0.25% for each additional 90-day period, up to a maximum of 1.0% per annum.
The Senior Notes, which as of September 30, 2012 include our 9.875% Senior Notes due 2020, our 8.25% Senior Notes due 2021, and our 7.625% Senior Notes due 2022, are our senior unsecured obligations, rank equally in right of payment with all our existing and future senior debt, and rank senior to all of our existing and future subordinated debt. The payment of the principal, interest and premium on the Senior Notes is fully and unconditionally guaranteed on a senior unsecured basis by our material existing and future domestic restricted subsidiaries, as defined in the indentures.
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
If we experience a change of control (as defined in the indentures governing the Senior Notes), or make certain asset sales, subject to certain conditions, we must give holders of the Senior Notes the opportunity to sell us their Senior Notes at 101% of the principal amount, plus accrued and unpaid interest.

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
The Eighth Amendment to our senior secured revolving credit facility, effective April 30, 2012, amended our Asset Sale Covenant to permit the sale of certain oil and natural gas properties located in southern Oklahoma and increased our permitted ratio of Consolidated Net Debt to Consolidated EBITDAX. The Ninth Amendment to our senior secured revolving credit facility, effective May 24, 2012 changed the calculation of Consolidated EBITDAX to permit the exclusion of our reasonable and customary fees and expenses related to the refinancing of our 8.875% Senior Notes. The Tenth Amendment to our senior secured revolving credit facility, effective November 1, 2012, increased our borrowing base from $375.0 million to $500.0 million; increased the Aggregate Maximum Credit Amount from $450.0 million to $750.0 million and the maximum Aggregate Maximum Credit Amount (after giving effect to any exercise of the accordion option on the terms and conditions set forth in the senior secured revolving credit facility) to $850.0 million; extended the maturity date to November 1, 2017; reduced the applicable margins added to the Adjusted LIBO Rate for the purposes of determining the interest rate (i) on Eurodollar loans to a margin ranging from 1.50% to 2.50% and (ii) on ABR loans to a margin ranging from 0.50% to 1.50%, each depending on the utilization percentage of the conforming borrowing base; reduced commitment fees to 0.375% if less than 50% of the borrowing base is utilized; reaffirmed the borrowing base through May 1, 2013 and permitted the offering of the Add-on Notes without triggering the automatic 25% reduction of the borrowing base.
As of November 13, 2012, the balance outstanding under our senior secured revolving credit facility is $145.0 million and our credit availability is $352.1 million.
Amounts borrowed under our senior secured revolving credit facility are subject to varying rates of interest based on (1) the total outstanding borrowings in relation to the borrowing base (the “utilization percentage”) and (2) whether we elect to borrow at the Eurodollar rate or the Alternate Base Rate (“ABR”). As of September 30, 2012, the balance outstanding under our senior secured revolving credit facility was $118.0 million, all of which was subject to the Eurodollar rate.
The Eurodollar rate is computed at the Adjusted LIBO Rate, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in our senior secured revolving credit facility, plus a margin that varies depending on our utilization percentage. During the nine months ended September 30, 2012, the margin varied from 1.75% to 2.75%. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.
Interest on loans subject to the ABR is computed as the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in our senior secured revolving credit facility, plus 0.50%, or (3) the Adjusted LIBO Rate, as defined in our senior secured revolving credit facility, plus 1%, plus a margin that varies depending on our utilization percentage. During the nine months ended September 30, 2012, the margin varied from 0.75% to 1.75%.
During the nine months ended September 30, 2012, commitment fees of 0.50% accrued on the unused portion of the borrowing base amount and are included as a component of interest expense. We have the right to make prepayments of the borrowings at any time without penalty or premium.
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

Our senior secured revolving credit facility requires us to maintain a current ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our senior secured revolving credit facility, we consider the current ratio calculated under our senior secured revolving credit facility to be a useful measure of our liquidity because it includes the funds available to us under our senior secured revolving credit facility and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At September 30, 2012 and December 31, 2011, our current ratio as computed using GAAP was 0.75 and 0.74, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 2.06 and 3.56, respectively. The following table reconciles our current assets and current liabilities using GAAP to the same items for purposes of calculating the current ratio for our loan compliance:

(dollars in thousands)	September 30, 2012	December 31, 2011
Current assets per GAAP	$163,048	$124,123
Plus—Availability under senior secured revolving credit facility	254,080	372,080
Less—Short-term derivative instruments	(35,310)	(12,840)
Current assets as adjusted	$381,818	$483,363
Current liabilities per GAAP	$218,689	$167,717
Less—Short term derivative instruments	(536)	(1,505)
Less—Short-term asset retirement obligations	(2,900)	(2,900)
Less—Deferred tax liability on derivative instruments and asset retirement obligations	(29,716)	(27,684)
Current liabilities as adjusted	$185,537	$135,628
Current ratio for loan compliance	2.06	3.56

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
The following table provides a reconciliation of our net income to adjusted EBITDA for the specified periods:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Net income (loss)	$(4,946)	$64,596	$45,299	$71,726
Interest expense	24,087	24,470	72,666	72,401
Income tax expense (benefit)	(2,727)	39,091	25,645	44,942
Depreciation, depletion, and amortization	44,421	37,059	119,807	107,913
Reclassification adjustment for hedge (gains) losses	(11,468)	6,889	(35,777)	20,450
Non-cash change in fair value of non-hedge derivative instruments	35,735	(95,305)	(12,726)	(101,581)
Interest income	(60)	(19)	(168)	(101)
Stock-based compensation expense	1,120	740	3,058	2,613
(Gain) loss on disposed assets	(27)	187	21	138
Loss on extinguishment of debt	18	—	21,714	20,576
Adjusted EBITDA	$86,153	$77,708	$239,539	$239,077

Critical accounting policies
For a discussion of our critical accounting policies, which remain unchanged, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.
Also see the footnote disclosures included in Part I, Item 1 of this report.

Recent accounting pronouncements
See recently adopted and issued accounting standards in Part I, Item 1 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Oil and natural gas prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our senior secured revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our production for the nine months ended September 30, 2012, our gross revenues from oil and gas sales would change approximately $4.2 million for each $1.00 change in oil prices and $1.5 million for each $0.10 change in natural gas prices.
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

Our outstanding oil and natural gas derivative instruments as of September 30, 2012, are summarized below:

	Oil derivatives
	Swaps		Three-way collars
				Weighted average fixed price per Bbl
	Volume MBbls	Weighted average fixed price per Bbl	Volume MBbls	Sold put	Purchased put	Sold call	Percent of production (1)
3Q 2012			—	$—	$—	$—	—%
4Q 2012	553	94.46	526	73.86	96.29	108.79	86.6%
1Q 2013	135	102.97	930	78.06	100.10	114.41	86.9%
2Q 2013	135	102.52	950	77.89	99.92	114.06	85.4%
3Q 2013	135	102.24	930	77.74	99.81	114.11	85.0%
4Q 2013	135	102.05	900	77.83	99.94	114.49	82.0%
1Q 2014	—	—	120	77.50	95.24	107.84	9.3%
2Q 2014	—	—	120	85.00	100.00	116.65	8.1%
3Q 2014	—	—	120	85.00	100.00	116.65	7.8%
4Q 2014	—	—	120	85.00	100.00	116.65	7.6%
	1,093		4,716

	Natural gas swaps			Natural gas basis protection swaps
	Volume MMBtu	Weighted average fixed price per MMBtu	Percent of production(1)	Volume MMBtu	Weighted average fixed price per MMBtu
3Q 2012	—	$—	—%	—	$—
4Q 2012	4,750	4.46	93.4%	4,500	0.23
1Q 2013	3,900	4.33	79.7%	4,050	0.20
2Q 2013	3,900	4.21	78.1%	4,250	0.20
3Q 2013	3,900	4.29	82.1%	4,050	0.20
4Q 2013	3,900	4.49	81.6%	4,050	0.20
1Q 2014	1,800	3.96	38.4%	3,750	0.23
2Q 2014	1,800	3.81	35.7%	3,620	0.23
3Q 2014	1,800	3.87	35.0%	3,360	0.23
4Q 2014	1,800	4.01	36.3%	3,360	0.23
	27,550			34,990
____________
(1)Based on our second quarter internally estimated proved reserves calculated using SEC pricing.
Subsequent to September 30, 2012, we entered into additional natural gas swaps for 200 MMBtu with a weighted average price of $3.75 in 2012, 1,200 MMBtu with a weighted average price of $4.00 in 2013, and 1,200 MMBtu with a weighted average price of $4.20 in 2014. The overall weighted average price is $4.07 for the 2,600 MMBtu for October, 2012 through December, 2014.
Interest rates. All of the outstanding borrowings under our senior secured revolving facility as of September 30, 2012 are subject to market rates of interest as determined from time to time by the banks. We may elect to borrow under our senior secured revolving credit facility at either Eurodollar rate, which is linked to LIBOR, or the ABR. Loans subject to the ABR bear interest at a fluctuating rate that is linked to the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in the senior secured revolving credit facility, plus 0.50%, or (3) the Adjusted LIBO rate, as defined in our senior secured revolving credit facility, plus 1%. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $375.0 million, equal to our borrowing base at September 30, 2012, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $3.75 million.

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
On June 7, 2011, Naylor Farms, Inc. (the “Plaintiff”), filed a complaint against us, alleging claims on behalf of itself and non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging damages in excess of $5.0 million. The Plaintiff also requests allowable interest, punitive damages, cancellation of leases, other equitable relief, and an award of attorney fees and costs. We have denied liability on the claims and raised arguments and defenses that, if accepted by the Court, will result in no loss to us.  The matter is currently stayed pending resolution of unrelated cases currently on appeal with the U.S. Court of Appeals for the Tenth Circuit.  These cases are expected to influence the ruling on class certification in the Naylor Farms, Inc. case.  At the time that the matter was stayed no class had been certified and discovery was ongoing.  As such, we are not yet  able to estimate a possible loss, or range of possible loss, if any.
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

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Tenth Amendment to Eighth Restated Credit Agreement dated as of November 2, 2012.

10.2
Purchase Agreement dated as of November 2, 2012, by and among Chaparral Energy, Inc. and certain of its subsidiaries named therein, and Wells Fargo Securities, LLC, as Representative of the several Initial Purchasers named therein.

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

CHAPARRAL ENERGY, INC.

By:	/s/ Mark A. Fischer
Name:	Mark A. Fischer
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph O. Evans
Name:	Joseph O. Evans
Title:	Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)
Date: November 13, 2012

EXHIBIT INDEX

Exhibit No.	Description

10.1	Tenth Amendment to Eighth Restated Credit Agreement dated as of November 1, 2012

10.2
Purchase Agreement dated as of November 2, 2012, by and among Chaparral Energy, Inc. and certain of its subsidiaries named therein, and Wells Fargo Securities, LLC, as Representative of the several Initial Purchasers named therein

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