Form 10-K
period 2012-12-31
Chaparral Energy, Inc.
filed 2013-04-01
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Number of shares outstanding of each of the issuer’s classes of common stock as of April 1, 2013:

Class	Number of shares
Class A Common Stock, $0.01 par value	73,117
Class B Common Stock, $0.01 par value	357,882
Class C Common Stock, $0.01 par value	209,882
Class D Common Stock, $0.01 par value	279,999
Class E Common Stock, $0.01 par value	504,276
Class F Common Stock, $0.01 par value	1
Class G Common Stock, $0.01 par value	3

CHAPARRAL ENERGY, INC.

CAUTIONARY NOTE

REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements that constitute forward-looking statements within the meaning of the federal securities law. These statements are subject to risks and uncertainties. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flow, pending legal and regulatory proceedings and claims, including environmental matters, future economic performance, operating income, cost savings, and management’s plans, strategies, goals and objectives for future operations and growth. These forward-looking statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” “seek,” “project,” “plan” or similar expressions. Any statement that is not a historical fact is a forward-looking statement. It should be understood that these forward-looking statements are necessarily estimates reflecting the best judgment of senior management, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements in this report may include, for example, statements about:

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

GLOSSARY OF TERMS

The terms defined in this section are used throughout this annual report on Form 10-K:

Basin	A large natural depression on the earth’s surface in which sediments generally brought by water accumulate.

Bbl	One stock tank barrel of 42 U.S. gallons liquid volume is used herein in reference to crude oil, condensate or natural gas liquids.

BBtu	One billion British thermal units.

Bcf	One billion cubic feet of natural gas.

Boe	Barrels of oil equivalent using the ratio of six thousand cubic feet of natural gas to one barrel of oil.

Boe/d	Barrels of oil equivalent per day.

Btu	British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

Enhanced oil recovery (EOR)	The use of any improved recovery method, including injection of CO2 or polymer, to remove additional oil after secondary recovery.

Field	An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

Horizontal drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval.

Infill wells	Wells drilled into the same pool as known producing wells so that oil or natural gas does not have to travel as far through the formation.

Limestone/carbonate	A sedimentary rock composed primarily of calcium carbonate. It is an important reservoir rock for hydrocarbon production in the earth’s subsurface. It can be composed of various calcium carbonate grains or chemically precipitated. It often contains variable amounts of silica, silt, and clay. It is highly soluble which often results in secondary porosity and karsting. This can vary greatly from place to place. These factors all generally make this rock type a more heterogeneous deposit than sandstone.

MBbls	One thousand barrels of crude oil, condensate, or natural gas liquids.

MBoe	One thousand barrels of crude oil equivalent.

Mcf	One thousand cubic feet of natural gas.

MMBbls	One million barrels of crude oil, condensate, or natural gas liquids.

MMBoe	One million barrels of crude oil equivalent.

MMBtu	One million British thermal units.

MMcf	One million cubic feet of natural gas.

MMcf/d	Millions of cubic feet per day.

Net acres	The percentage of total acres an owner has out of a particular number of acres, or in a specified tract. An owner who has a 50% interest in 100 acres owns 50 net acres.

NYMEX	The New York Mercantile Exchange.

PDP	Proved developed producing.

Play	A term describing an area of land following the identification by geologists and geophysicists of reservoirs with potential oil and natural gas reserves.

Proved developed reserves	Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods, or in which the cost of the required equipment is relatively minor compared to the cost of a new well.

Proved reserves	The quantities of oil and gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain.

Proved undeveloped reserves	Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

PV-10 value	When used with respect to oil and natural gas reserves, PV-10 value means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, excluding escalations of prices and costs based upon future conditions, before income taxes, and without giving effect to non-property-related expenses, discounted to a present value using an annual discount rate of 10%.

Sandstone	A clastic sedimentary rock composed mainly of cemented sand-sized minerals or rock grains. Most sandstone is composed of quartz or feldspar. It is an important reservoir rock for hydrocarbon production in the earth’s subsurface. It is usually a more resistant rock than limestone and generally has less lateral variability in porosity.

SEC	The Securities and Exchange Commission.

Secondary recovery	The recovery of oil and natural gas through the injection of liquids or gases into the reservoir, supplementing its natural energy. Secondary recovery methods are often applied when production slows due to depletion of the natural pressure.

Seismic survey	Also known as a seismograph survey, it is a survey of an area by means of an instrument which records the vibrations of the earth. By recording the time interval between the source of the shock wave and the reflected or refracted shock waves from various formations, geophysicists are able to define the underground configurations.

Spacing	The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies.

Unit	The joining of all or substantially all interests in a reservoir or field, rather than a single tract, to provide for development and operation without regard to separate property interests. Also, the area covered by a unitization agreement.

Waterflood	The injection of water into an oil reservoir to “push” additional oil out of the reservoir rock and into the wellbores of producing wells. Typically a secondary recovery process.

Wellbore	The hole drilled by the bit that is equipped for oil or natural gas production on a completed well. Also called well or borehole.

Working interest	The right granted to the lessee of a property to explore for and to produce and own oil, natural gas, or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

Zone	A layer of rock which has distinct characteristics that differ from nearby layers of rock.

PART I

Unless the context requires otherwise, references in this annual report to the “Company,” “Chaparral,” “we,” “our,” and “us” refer to Chaparral Energy, Inc. and its subsidiaries on a consolidated basis. We have provided definitions of terms commonly used in the oil and natural gas industry in the “Glossary of terms” at the beginning of this annual report.

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Overview

We are a growing independent oil and natural gas production and exploitation company. Since our inception in 1988, we have increased reserves and production primarily through property acquisitions and development activities. Our core operations consist of drilling for and production of oil and natural gas from conventional and unconventional reservoirs as well as a focus on tertiary operations through enhanced oil recovery (“EOR”) projects utilizing CO2 and polymer in the Mid-Continent and Permian Basin areas. We maintain a portfolio of proved and unproved reserves, development and exploratory drilling opportunities, and EOR projects. Starting in 2011, we began to redirect our capital expenditures from the drilling of vertical wells to the drilling of horizontal wells in repeatable resource plays and increased our level of expenditures on EOR projects.

As of December 31, 2012, we had estimated proved reserves of 146.1 MMBoe with a PV-10 value of approximately $2.1 billion. These estimated proved reserves included 29.5 MMBoe of EOR reserves. Our reserves were 65% proved developed and 65% crude oil. For the year ended December 31, 2012, our net average daily production was 25.0 MBoe, our estimated reserve life was approximately 16 years, and our oil and natural gas revenues were $509.5 million . We set forth our definition of PV-10 value (a non-GAAP measure) and a reconciliation of the standardized measure of discounted future net cash flows to PV-10 value on page 26.

From 2003 to 2012, our proved reserves and production grew at a compounded annual growth rate of 12% and 15%, respectively. During this period, we have grown primarily through a combination of developmental drilling and a disciplined strategy of acquiring proved oil and natural gas reserves, followed by exploitation activities and the acquisition of additional interests in or near these acquired properties. We have typically pursued properties in the second half of their life with stable production, shallow decline rates and with particular producing trends and characteristics indicative of production or reserve enhancement opportunities. Since 2011, we have reduced the amount of costs incurred for proved property acquisitions and spent more on acquisition of leasehold acreage and exploration costs in resource plays with repeatable drilling opportunities. In 1993, we began acquiring properties with CO2 EOR potential, and we have initiated CO2 injection in 9 of these units to date. In 2005 and 2006, we completed two larger acquisitions of $152.9 million and $480.5 million, respectively, of oil and natural gas properties which contained substantial CO2 EOR potential and complemented our existing property base. We currently expect our long-term growth to come from the development of our CO2 EOR operations, with our near term growth coming from drilling activities.

Business Strategy

We are positioned to grow our reserves and production profitably through our oil focused drilling activities, primarily in our repeatable resource plays, in the near term and through our CO2 EOR projects in the long term. From 2003 to 2012, we have grown proved reserves and production by a compounded annual growth rate of 12% and 15%, respectively, through a combination of drilling and acquisition success. Our reserve replacement ratio, which reflects our reserve additions from acquisitions, extensions and discoveries, and improved recoveries in a given period stated as a percentage of our production in the same period, has averaged 383% per year from 2003 through 2012. We replaced approximately 156% of our production in 2012.

As part of our strategy to grow reserves and production profitably, we seek to serve as operator of the wells in which we own a significant interest. As operator, we are better positioned to control the (1) timing and plans for future enhancement and exploitation efforts; (2) costs of enhancing, drilling, completing and producing the wells; and (3) marketing negotiations for our oil and natural gas production to maximize both volumes and wellhead price. As of December 31, 2012, we operated properties comprising approximately 85% of our proved reserves. We also strive to minimize commodity price risk through our financial hedging program. The principal elements of our strategy are described further below.

Focus drilling program on repeatable resource plays. During the year ended December 31, 2012, we spent approximately $268.6 million on drilling. We consider our repeatable resource plays to include the Northern Oklahoma Mississippi Play, the Anadarko Granite Wash, the Anadarko Cleveland Sand, the Anadarko Woodford Shale, the Panhandle Marmaton, and the Bone Spring/Avalon Shale. During 2012, we spent $217.7 million of our drilling capital in these plays. Our drilling expenditures represented approximately 52% of our total capital expenditures for oil and natural gas properties and approximately 94% of our increase in reserves related to purchases of minerals in place, extensions and discoveries, and improved recoveries for 2012. In 2013, we currently plan to spend approximately 58% of our capital expenditures, or $234.0 million, on drilling, including $183.0 million in our repeatable resource plays mentioned above. As more fully discussed in the section “Risk factors,” our actual drilling activities may change depending on the availability of financing and capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs, drilling results and other factors.

Expand EOR activities. We define EOR activities as activities on properties that have proved EOR reserves, ongoing EOR operations, or that have an approved authorization for expenditure for EOR operations. As of December 31, 2012, we have 11 active EOR projects including nine units where we are actively injecting CO2 and one project at our North Burbank Unit where polymer is utilized. We plan to continue the polymer program and introduce CO2 into the North Burbank Unit in 2013. During 2012, we spent $194.0 million, which was an increase from $88.2 million in 2011 and included $52.2 million classified as exploration costs, on the development of our EOR assets. We have budgeted $137.0 million for development of our EOR assets in 2013. In 2014, our EOR capital investments are expected to increase somewhat but remain less than incurred in 2012 and should range between $75.0 million to $150.0 million in subsequent years.

CO2 used in EOR is an efficient method of producing crude oil. CO2 EOR involves the injection of CO2, which mixes with the remaining oil in place in the producing reservoir, followed by the injection of water in alternating cycles to drive the oil to producing wells and control gas processing rates, a process known as water alternating gas (“WAG”). Since we commenced CO2 injection in the Camrick Unit in 2001, we have gradually increased our emphasis on EOR operations. Beginning in 2010, we have further heightened our focus on this aspect of our business. During the past decade, we have learned a significant amount about the production of CO2, transportation of CO2, and EOR operations. Our EOR operations accounted for approximately 9% of our 2012 production and approximately 20% of our proved reserves at December 31, 2012. We believe CO2-based EOR has many advantages, including: (1) it has a lower risk since we are working in fields that have substantial production histories and other historic data (i.e., known oil); (2) it provides a reasonable rate of return; and (3) we have limited competition for this type of activity in our primary EOR project areas.

Our active EOR projects are located in the Burbank area of northeast Oklahoma (“Burbank”), the Panhandle areas of Oklahoma and Texas (“Panhandle”), Central Oklahoma (“Central Oklahoma”), and the Permian Basin Area in West Texas and Southeast New Mexico (“Permian Basin Area”). In addition to our operated projects, we hold ownership interests in outside-operated CO2 projects in the Panhandle Area, and have a small ownership interest in one outside-operated active EOR property in the Permian Basin Area. We currently have a total of 74 properties that we are analyzing in regard to their CO2 EOR potential. To support our operated CO2 projects, we have CO2 supply agreements for the Panhandle and Central Oklahoma properties. We have also developed a CO2 pipeline infrastructure system with ownership interests in 405 miles (245 net) of CO2 pipelines, of which more than 328 miles are currently active. All of the CO2 injected in our operated EOR units is anthropogenic (man-made) CO2 which is captured from three different sources. A fourth source of CO2 will be added in 2013 as we begin taking CO2 from a fertilizer plant in Coffeyville, Kansas for injection in our North Burbank Unit. We believe we are the largest and one of only a few CO2 EOR operators that use exclusively anthropogenic CO2 from industrial manufacturing.

Acquire properties for future growth. In 2012, we redirected our acquisition expenditures from mature properties with enhancement opportunities to prospect acreage in areas we consider to be repeatable resource plays.

Our total acquisitions during the year ended December 31, 2012 were $48.0 million, including $1.1 million of proved reserve acquisitions, which represented approximately 0.1% of our increase in reserves related to purchases of minerals in place, extensions and discoveries, and improved recoveries for 2012. We have budgeted $25.0 million, or 6% of our total capital expenditures, for acquisitions in 2013. We will continue to consider individual field acquisitions that would complement our oil resource strategy.

Apply technical expertise to enhance mature properties. We seek to maximize the production and economic value of our base of mature properties through enhancement techniques and the reduction of operating costs. We have built our business around a strong engineering team with expertise in the areas where we operate. We believe retaining our own field staff and operating offices close to our properties allows us to maintain tight control over our operations. We have 25 field offices in Oklahoma, Texas, Kansas and Louisiana. Our personnel possess a high degree of expertise in working with lower pressure or depleted reservoirs and, as a result, are able to identify enhancement opportunities with low capital requirements such as installing a plunger lift, pumping unit or compressor, as well as returning inactive wells to production by repairing various mechanical problems. Minimal amounts of investment have significantly enhanced the value of many of our properties. As of December 31, 2012, our proved reserves included 840 shut-in and behind-pipe enhancement projects requiring total estimated capital expenditures of $78.6 million over the life of the reserves.

Maintain an experienced management team and strong investor support. Mark Fischer, our Chief Executive Officer and founder, has operated in the oil and natural gas industry for more than 40 years after starting his career at Exxon Mobil Corporation as a petroleum engineer. Joe Evans, our Chief Financial Officer, has over 35 years of experience in the oil and natural gas industry. Earl Reynolds, who became our Chief Operating Officer in February 2011, has 30 years of oil and natural gas production experience. Individuals in our 23-person management team have an average of 30 years of experience in the oil and natural gas industry.

CCMP Capital is a leading global private equity firm with more than 21years in the energy industry, investing approximately $1.4 billion in energy over its history. CCMP Managing Director Chris Behrens joined our board of directors in 2010. Mr. Behrens has worked in private equity for 18 years and leads CCMP Capital’s energy investment activities.

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

Based on our year-end proved reserves estimated using SEC pricing as of December 31, 2012, we had derivative contracts in place for approximately 21% and 63%, respectively, of our estimated oil and natural gas liquids and natural gas production through 2014. During 2012, we received $11.8 million and in 2011 we paid $57.6 million on the net settlement of our derivative oil contracts and received $25.5 million and $34.1 million, respectively, on the net settlement of our derivative natural gas contracts through a period of increasing oil prices and decreasing natural gas prices. During 2010, we received net derivative settlements of $40.0 million which included proceeds from early derivative monetizations of $7.1 million.

Properties

The following table presents our proved reserves, PV-10 value as of December 31, 2012, average net daily production for the year ended December 31, 2012, and average net daily production for the quarter ended December 31, 2012 , by our areas of operation. Reserves were estimated using a twelve-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the twelve-month period prior to the end of the reporting period, unless prices were defined by contractual arrangements. Prices used as of December 31, 2012 were $94.71 per Bbl of oil and $2.76 per Mcf of gas.

	Proved reserves as of December 31, 2012					Average daily production (MBoe per day) Year ended December 31, 2012	Average daily production (MBoe per day) Quarter ended December 31, 2012
	Oil (MBbls)(1)	Natural gas (MMcf)	Total (MBoe)	Percent of total MBoe	PV-10 value ($MM)
Enhanced Oil Recovery Project Areas	44,182	392	44,247	30.3%	$705.2	3.7	4.0
Mid-Continent Area	44,788	175,760	74,081	50.7%	1,043.0	15.6	17.6
Permian Basin Area	8,731	47,040	16,571	11.3%	185.4	3.3	3.5
Other	5,542	33,923	11,196	7.7%	135.1	2.4	2.1

Total	103,243	257,115	146,095	100.0%	$2,068.7	25.0	27.2

(1)	Includes natural gas liquids.

Our properties have relatively long reserve lives and highly predictable production profiles. In general, these properties have extensive production histories and production enhancement opportunities. As of December 31, 2012, we owned interests in 8,243 gross (2,843 net) producing wells and we operated wells representing approximately 85% of our proved reserves. The high proportion of reserves in our operated properties allows us to exercise more control over expenses, capital allocations and the timing of development and exploitation activities in our fields.

Enhanced Oil Recovery Project Areas

Our EOR Project Areas include both EOR activities and ongoing non-EOR activities, as reflected in the following table:

As of and for the year ended December 31, 2012	EOR	Non-EOR	Total for EOR Project Areas
Reserves (MBoe)	29,450	14,797	44,247
Production (Boe/d)	2,246	1,503	3,749
Drilling and enhancements (in thousands)	$193,959	$108	$194,067

We have been actively implementing and managing CO2 EOR in the Panhandle and Central Oklahoma Areas since 2001. We now have CO2 supply agreements in place in the Burbank, Panhandle, and Central Oklahoma Areas, and we have built and/or expanded CO2 pipelines to reach our various field locations in the Panhandle and Central Oklahoma Areas. The CO2 pipeline reaching the Burbank Area is scheduled for completion near the end of the first quarter of 2013. Arrangements to secure additional sources of CO2 for potential future projects are currently in process. The U.S. Department of Energy–Office of Fossil Energy provided a report in February 2006 estimating that significant oil reserves could be economically recovered in Oklahoma and Texas through CO2 EOR processes. With our infrastructure, we believe that we will be well positioned to participate in the exploitation of those reserves.

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

Burbank Area

North Burbank Unit. As of December 31, 2012, the North Burbank Unit, which is our largest property, accounted for 28.7 MMBoe, or 20% of our proved reserves, including 14.1 MMBoe of proved undeveloped polymer EOR reserves. The producing zones are the Red Fork and Bartlesville formations and occur at a depth of approximately 3,000 feet. We own a 99% working interest in and are also the operator of this Unit. Our net average daily production from this Unit decreased by 7% from 1,455 Boe/d in 2011 to approximately 1,347 Boe/d in 2012, of which 46% or 49 Boe/d was due to a scheduled shut-in while we raised pressure in the Phase I Area, the northwestern sector of the field. As of December 31, 2012, we had 296 (294 net) producing wells, 243 active injection wells, and 471 shut-in and temporarily abandoned wells in this Unit. Upside potential exists in restoring a majority of the temporarily abandoned wells to production, expanding the polymer injection EOR program, and initiating CO2 EOR operations. Due to the size of the North Burbank Unit, there is insufficient fresh water and third party services available to complete the development of the North Burbank Unit within five years, and as a result the development of the North Burbank Unit will be an ongoing project.

Phillips Petroleum Company instituted a polymer flood in their “Block A” polymer project that originally covered 1,440 acres. Production increased from 500 Bbls of oil per day to 1,200 Bbls of oil per day in this original project area. The Phillips project was shut down in 1986 due to low oil prices.

In December 2007, we expanded a polymer flood into the Phase I area of the North Burbank Unit, which consists of 485 acres adjacent to Block A on a 19-well pattern. During 2010, we completed a review of this project, and the results of this review confirm that injection of polymer is successful in recovering commercial quantities of tertiary oil from the North Burbank Unit. Production has increased in this area from approximately 90 (78 net) Bbls of oil per day in 2008 to approximately 152 (132 net) Bbls of oil per day during 2012. Our review also indicated that additional oil recovery may be obtained with additional volumes of polymer injected into the Phase I area. We implemented this additional injection into the Phase I area in 2011 and continued injection during 2012.

We have scheduled expansion of the polymer project from the Phase I area into Phase II during 2014 with development of remaining phases to follow in future years as a sufficient volume of fresh water becomes available. We are also developing a Phase I CO2 flood as we believe the field to have additional upside with the injection of CO2. On March 24, 2011, we signed a 20-year contract with renewal options to purchase up to 100% of CO2 emissions from an existing nitrogen fertilizer plant in Coffeyville, Kansas that produces approximately 42 MMcf/d of CO2. In early 2013, we expect completion of gathering and compression facilities at Coffeyville and a 68-mile pipeline to transport the CO2 to the Burbank field. Beginning no later than July 2013, and assuming the fertilizer plant produces and delivers a specified quality of CO2, we will be obligated to purchase an average of approximately 24 MMcf/d the first year of the contract and 35 MMcf/d for the remaining contract years or pay for any deficiencies at the price in effect when the minimum delivery was to have occurred. After the first ten contract years, we may permanently reduce up to 100% of our purchase rate under this contract with six months’ notice. We expect to purchase an average of approximately 24 MMcf/d of CO2 under this contract starting in the second quarter of 2013 for injection into our North Burbank Unit. As a result of our success with polymer and additional technical analysis of the same, we are evaluating augmentation of our developing CO2-EOR project to include polymer during periods of water injection within WAG cycles.

Our total investment in the North Burbank Unit during 2012, including expenditures associated with construction of the CO2 compression facilities and pipeline, drilling two service wells, and reactivating 33 wells, was $141.0 million. Approximately $87.3 million of our capital expenditures budget for 2013 has been allocated for EOR operations in the North Burbank Unit.

Panhandle Area

Camrick Area Units. As of December 31, 2012, the Camrick Area Units accounted for 6.0 MMBoe, or 4% of our proved reserves, substantially all of which are considered EOR reserves. Approximately 2.8 MMBoe of the proved reserves in this area are undeveloped. The Camrick Area Units consist of three units, which we operate: the Camrick Unit, where we began CO2 injection in 2001; the North Perryton Unit, where we began CO2 injection in 2006; and the NW Camrick Unit, which will be initiated as recycled CO2 volumes become available from the other two Units. Currently, CO2 injection operations are continuing in the Phase I and II areas of the Camrick Unit and within the North Perryton Unit. As of December 31, 2012, we had 62 (37 net) producing wells, 47 active water injection wells, and 41 temporarily abandoned wells in this area. During the third quarter of 2010, we acquired an additional 6% working interest in these three Units, thereby increasing our average working interest to 60%. Our net average daily production from this area increased 4% to 1,006 Boe/d in 2012 compared to 966 Boe/d in 2011, which was a 7% increase compared to 902 Boe/d in 2010.

We have a long-term contract to purchase up to approximately 20 MMcf/d of CO2 produced at an existing nitrogen fertilizer plant in Borger, Texas. The fertilizer plant reserves the right to install additional equipment and use some of the CO2 to make certain fertilizer products, which could reduce our CO2 purchases. We own 100% of and operate the 74-mile Borger CO2 Pipeline, which transports CO2 from the fertilizer plant to the Camrick Area Units. As of December 31, 2012, we were injecting a combined 18 MMcf/d of purchased and recycled CO2 in this area.

Our total investment in the Camrick Area Units during 2012, including the purchase of CO2 for injection, the drilling and completion of three wells, and general well work, was $12.0 million. We have allocated approximately $8.8 million of our capital expenditures budget for 2013 to this area for continued purchase of CO2, drilling and completions, compression expansion, electrical upgrades, and remedial well work.

Farnsworth Unit. The Farnsworth Unit, which lies to the southeast of and is analogous to the Camrick Area Units, accounted for 6.4 MMBoe, or 4% of our proved reserves, at December 31, 2012. All of the reserves in this Unit, which includes 3.5 MMBoe of proved undeveloped reserves, are considered EOR reserves as of December 31, 2012. We acquired a 99% working interest in the Farnsworth Unit in November 2009 and we began CO2 injection in December 2010. CO2 injection has improved production in the Unit from approximately 394 (314 net) Bbls of oil per day in December 2011 to approximately 1,093 (870 net) Bbls of oil per day in December 2012. As of December 31, 2012, we had 23 producing wells, 18 active water and CO2 injection wells, and 44 shut-in and temporarily abandoned wells in the Unit. Our net average daily production from this Unit increased 184% to 475 Boe/d in 2012 compared to 167 Boe/d in 2011, which was a 56% increase compared to 107 Boe/d in 2010.

We have a long-term contract to purchase up to approximately 15 MMcf/d of CO2 produced at the Arkalon ethanol plant near Liberal, Kansas. We have installed compression and purification facilities that are capturing approximately 14 MMcf/d of CO2 from this plant as of December 31, 2012. We own 100% of and operate the 95-mile TexOk CO2 Pipeline that includes a CO2 pipeline located between Liberal, Kansas and Spearman, Texas. During 2010, we built a 14-mile pipeline extension through the Farnsworth Unit, connecting the TexOk CO2 Pipeline and the Borger CO2 Pipeline to allow flexibility in delivering CO2 to the Farnsworth Unit and future projects. We completed the final tie-in of this extension in the first quarter of 2011. As of December 31, 2012, we were injecting approximately 12 MMcf/d of purchased and recycled CO2 in the Farnsworth Unit.

During 2012, we invested $21.6 million in the Farnsworth Unit to drill two wells, return four production and injection wells to service, complete associated field facilities work, and completed modifications at Arkalon. We have allocated approximately $23.6 million of our capital expenditures budget for 2013 to this Unit for the continued development of the CO2 project and related field facilities.

Booker Area Units. As of December 31, 2012, the Booker Area Units accounted for 0.9 MMBoe of our proved reserves, all of which are developed. In September 2009, we began CO2 injection into our three Booker Area Units, which we operate with an average working interest of 99%. As of December 31, 2012, we had 12 producing wells, six active water and CO2 injection wells, and three shut-in and temporarily abandoned wells in the Unit. Our net average daily production from this area increased 473% to 402 Boe/d in 2012 compared to 70 Boe/d in 2011, which was a 55% increase compared to 45 Boe/d in 2010. Our total investment in the Booker Area Units during 2012 was $9.9 million, primarily spent on CO2 purchases. We have allocated approximately $9.6 million of our capital expenditures budget for 2013 to this area.

Permian Basin Area

We have identified and own several potential projects in the West Texas and Southeast New Mexico area. Currently, we do not have active operated CO2 EOR projects, and have a small ownership interest in one outside-operated active EOR property, the Adair San Andres Unit in this area.

Mid-Continent Area

As of December 31, 2012, the Mid-Continent Area accounted for 74.1 MMBoe, or 51% of our proved reserves. During the year ended December 31, 2012, our net average daily production in the Mid-Continent Area was approximately 15.6 MBoe per day, or 62% of our total net average daily production. This Area is characterized by stable, long-life, shallow decline reserves. We produce and drill in most of the formations in the region and have significant holdings and activity in the areas described below.

Northern Oklahoma Mississippi Play (“NOMP”)—Various Counties, Oklahoma. The Northern Oklahoma Mississippi Play, as currently defined, spans from Woodward and Harper, Oklahoma counties on the west to Washington, Tulsa and Okmulgee, Oklahoma counties on the east and northward into Kansas.

We refer to the western portion of Osage County and the other counties of Northern Oklahoma as NOMP Core. This area has a long history of production from vertical wells and a well-developed infrastructure system to support further development. Several companies in the industry are devoting large amounts of capital toward leasing and horizontal drilling activities in further developing this shallow, cost-effective play. Leasing in the NOMP Core has become increasingly competitive as the play continues to yield positive results. During 2012, we spent $11.1 million on leasehold acquisitions, increasing our acreage position to approximately 117,000 acres for the NOMP Core portion of the play.

The NOMP Core accounted for 7.2 MMBoe, or 5% of our proved reserves as of December 31, 2012. Primarily as a result of our drilling activity, our net average daily production from this area has increased significantly to approximately 1,409 Boe/d in 2012 compared to 307 Boe/d in 2011. During 2012, we spent $85.8 million on developmental and exploratory activities in the NOMP Core. We drilled and/or participated in the drilling of 32 (16 net) horizontal wells that were completed during 2012. Our drilling activity for 2013 will continue to focus on the NOMP Core area with plans to drill and/or participate in the drilling of 25 wells. We have allocated approximately $78.3 million of our 2013 drilling budget to this portion of the play.

We consider the eastern portion of Osage County as NOMP Emerging. During the third quarter of 2011, we paid $1.5 million for an exclusive Concession Agreement with the Osage Minerals Council to lease and potentially develop oil and natural gas rights on 217,000 acres in Osage County, Oklahoma through June 30, 2014. This includes approximately 138,000 acres currently available to us, of which 16,112 acres are under active leases. The Concession Agreement provides for a 20% royalty payment to the Osage Indian Nation and a drilling commitment by us to drill a minimum number of wells in each of the three years covered by the Concession Agreement, for a total of 61 wells. During 2012, by virtue of our exclusive Concession Agreement we spent $1.8 million on lease acquisitions increasing our leased acreage from 2,400 acres in 2011 to 16,112 acres in NOMP Emerging. Our acreage position in NOMP Emerging outside the Concession Agreement is approximately 40,000 acres.

NOMP Emerging accounted for 0.5 MMBoe, or 0.4% of our proved reserves as of December 31, 2012. During 2012, we spent $23.5 million on developmental and exploratory activities in NOMP Emerging, which includes the area covered by the Concession Agreement. We drilled five horizontal wells that were completed during 2012.

Osage-Creek Area—Osage, Creek, and Kay Counties, Oklahoma. The Osage-Creek area accounted for 14.4 MMBoe, or 10%, of our proved reserves as of December 31, 2012. Our net average daily production from this area decreased by 6% to approximately 2,155 Boe/d in 2012 compared to 2,302 Boe/d in 2011 and 2,376 Boe/d in 2010, primarily due to normal production decline. The majority of our recent activity has been in Osage County, with the largest portion of that being in our South Burbank Unit, which is the southward extension of the “Stanley Stringer” sand development and lies to the south of the North Burbank Unit. Any well drilled inside the South Burbank Unit is being developed with a pattern and spacing plan that will maximize any future EOR efforts. Numerous other properties throughout Osage and Creek Counties are held by production and hold significant upside development potential. Many of our Osage County units in which we have a large working interest also hold promise for future EOR efforts. Our drilling investment was $3.7 million and we drilled three wells in this area during 2012. We have not allocated any significant amount of our 2013 drilling budget to this area.

Anadarko Granite Wash Play Area—Oklahoma and Texas. The Granite Wash Play area accounted for 6.4 MMBoe, or 4% of our proved reserves as of December 31, 2012. Objective targets in this area include the Des Moinesian Granite Wash and Atoka Wash zones at average depths ranging from approximately 12,500 feet to 14,500 feet. The technological advances of horizontal drilling allow maximum exposure of this low permeability reservoir to the well bore (most horizontal wells are drilled up to 4,800 feet horizontally in the Granite Wash and Atoka Wash), resulting in substantially improved recoveries.

We drilled and/or participated in the drilling of 10 (two net) Granite Wash horizontal wells that were completed during 2012. Our net average daily production from this area decreased by 2% to approximately 2,291 Boe/d in 2012 from 2,329 in 2011, which was 27% higher than 1,839 Boe/d in 2010, primarily due to the normal decline curve on this type of well. During 2012, our drilling investment in this area was $24.2 million and we have allocated approximately $7.7 million of our 2013 drilling budget to this area.

Anadarko Hogshooter Wash Play Area-Oklahoma and Texas. The Hogshooter Wash Play area was identified during 2012 and is located in the Anadarko Basin of the Texas Panhandle and western Oklahoma. The Hogshooter Wash Play accounted for 0.3 MMBoe, or 0.2% of our proved reserves as December 31, 2012. We drilled and/or participated in drilling four (one net) Hogshooter Wash horizontal wells that were completed during 2012. Production was 446 Boe/d as of December 31, 2012 and approximately 238 Boe/d for the 2012 average. Our drilling investment in this area was $7.0 million and we have not allocated any significant amount of our 2013 drilling budget to this area.

Anadarko Cleveland Sand Play Area—Oklahoma and Texas. The Cleveland Sand Play area accounted for 6.6 MMBoe, or 4.5% of our proved reserves as of December 31, 2012. This area includes the West Shattuck Cleveland Sand Play and the Aledo Bray Cleveland Sand Play, both of which are considered tight liquids rich sand reservoirs. We drilled and/or participated in the drilling of 12 (seven net) Cleveland Sand horizontal wells that were completed during 2012. Primarily as a result of these new wells, our production in this area increased 38% to approximately 2,955 Boe/d in 2012 compared to 2,134 Boe/d in 2011 and 961 Boe/d in 2010. Our production in the Cleveland Sand Play area was 3,476 Boe/d as of December 31, 2012. During 2012, our drilling investment was $54.3 million and we have allocated approximately $20.6 million of our 2013 drilling budget to this area. Our drilling activity for 2013 will focus on the West Shattuck Cleveland Sand Play that trends from Hansford County in the Texas Panhandle across our acreage position to eastern Ellis County in Oklahoma. It is characterized by a tight, shaley sand sequence that lends itself to the benefits of horizontal drilling.

Anadarko Woodford Shale Play Area—Western Oklahoma. The Anadarko Basin Woodford Shale Play area accounted for 2.5 MMBoe, or 2%, of our proved reserves as of December 31, 2012. The horizontal development of this non-conventional resource play began in 2007 in Canadian County and has expanded to include the nearby counties of Blaine, Dewey, Grady, and Caddo. Our production in this area increased 23% to approximately 190 Boe/d in 2012 compared to 154 Boe/d in 2011 and 133 Boe/d in 2010. Our drilling investment was $1.5 million and we participated in the drilling of three (zero net) wells in this area during 2012. We have not allocated any significant amount of our 2013 drilling budget to this area.

Permian Basin Area

As of December 31, 2012, the Permian Basin Area accounted for 16.6 MMBoe, or 11% of our proved reserves. During the year ended December 31, 2012, our net average daily production in the Permian Basin Area was approximately 3.3 MBoe per day, or 13% of our total net average daily production.

Bone Spring/Avalon Shale Play—West Texas/New Mexico. We own approximately 19,590 (17,216 net) acres in the Bone Spring/Avalon oil play developing in West Texas and southeast New Mexico. Operators have switched from vertical to horizontal drilling to improve hydrocarbon recovery from this formation, and approximately 300 horizontal wells have been drilled to date. The average recovery is expected to be 200 to 550 MBoe per well at an average cost of five to six million dollars. Our acreage is attractively located on trend within the play, with active horizontal drilling recently offsetting us in two directions. Recent Avalon/Bone Spring production has been established immediately adjacent to our acreage block, and industry activity, which is drilling towards our acreage position from both directions, is continuing to prove up the value of our position. We have drilled and/or participated in the drilling of five (one net) wells in the Bone Spring/ Avalon Shale Play during 2012. Based on early results, we entered into a joint venture to satisfy our continuous drilling obligation for lease extension and created a significant cost advantage that allows us to reduce future capital spending. Our drilling investment in this Area was $12.6 million in 2012, and we have not allocated any significant amount of our 2013 drilling budget to this play.

Panhandle Marmaton Play—Texas and Oklahoma Panhandles. We currently own approximately 56,600 (44,500 net) acres in this emerging play. The horizontal play began in the fourth quarter of 2008 with a few wells drilled in Beaver, County, OK. In 2010, the play accelerated with 26 wells drilled and has expanded into Ochiltree, County, TX. The horizontal play has included infill drilling on the vertical Marmaton fields and has extended the play off the structures into lower energy facies and structurally lower areas. The multi-stage fracture stimulation jobs performed are a critical component for establishing economical production in the play. Their success has opened up the play into the tighter facies of the Marmaton. The average ultimate recovery is estimated to be 150 MBoe at an average completed well cost of approximately $3.5 million.

The Marmaton Play accounted for 0.5 MMBoe, or 0.4% of our proved reserves as of December 31, 2012. We drilled or participated in the drilling of five (two net) horizontal wells that were completed during 2012. Initial net average daily production in late 2012 resulted in 103 Boe/d. Our drilling investment in this area was $16.5 million in 2012 and we have allocated approximately $41.3 million of our 2013 drilling budget to the Marmaton Play.

Haley Area—Loving County, Texas. The Haley area accounted for 3.7 MMBoe, or 3% of our proved reserves at December 31, 2012. Our net production from this area, which is primarily dry gas, decreased by 28% to approximately 902 Boe/d in 2012 compared to 1,257 Boe/d in 2011 primarily due to compression facility upgrades and significant shut-in time by gas purchasers. Due to prevailing low natural gas prices, we did not invest any significant amounts to drilling in this area in 2012, and we have not allocated any significant amount of our 2013 drilling budget to this area.

Tunstill Field Play—Loving and Reeves Counties, Texas. The Tunstill Field Play represented 2.8 MMBoe, or 1.9% of our proved reserves at December 31, 2012. Our net average daily production from this area decreased 16% to approximately 736 Boe/d in 2012 from 876 Boe/d in 2011, primarily due to a reduction in drilling activity. Net average daily production was 669 Boe/d in 2010. During 2012, our drilling investment was $4.1 million, and we drilled or participated in the drilling of two wells in this area. We have allocated approximately $1.7 million of our 2013 drilling budget to this area.

Other Areas

Ark-La-Tex. The Ark-La-Tex area accounted for 5.4 MMBoe, or 4% of our proved reserves as of December 31, 2012. Our net production from this area decreased to approximately 1,159 Boe/d in 2012 from 1,306 Boe/d in 2011. The 11% decline was primarily due to normal depletion of the reservoirs. Our total capital investment of $1.6 million during 2012 was primarily for workovers on existing wells. We have not allocated any significant amount of our 2013 drilling budget to this area.

Gulf Coast. The Gulf Coast area accounted for 2.0 MMBoe, or 1% of our proved reserves as of December 31, 2012. Our net average daily production from this area was approximately 753 Boe/d in 2012, 872 Boe/d in 2011, and 763 Boe/d in 2010. The 14% decline in 2012 as compared to 2011 is primarily due to strategic divestitures of properties within the area. Our total capital investment of $2.1 million during 2012 was primarily for workovers on existing wells. We have not allocated any significant amount of our 2013 drilling budget to this area.

North Texas. The North Texas area accounted for 3.8 MMBoe, or 3% of our proved reserves as of December 31, 2012. Our net average daily production from this area was approximately 438 Boe/d in 2012, 545 Boe/d in 2011, and 515 Boe/d in 2010. The 20% decrease in 2012 as compared to 2011 was primarily due to an extended shut-in time for lease repairs and the well’s normal decline. Our total capital investment was $4.0 million and we drilled 32 (one net) wells in this area during 2012. We have not allocated any significant amount of our 2013 drilling budget to this area.

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

Oil and Natural Gas Reserves

Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined, and exclude escalations based upon future conditions.

Our policies regarding internal controls over the recording of reserves are structured to objectively estimate our oil and natural gas reserve quantities and values in compliance with SEC regulations. Users of this information should be aware that the process of estimating quantities of crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering, and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history, and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Responsibility for preparation of our reserve estimates is delegated to our Corporate Reserves group, which is led by our Associate Vice President of Corporate Reserves who has a Master of Science in Petroleum Engineering and 17 years of industry experience that includes diverse petroleum engineering roles and reserves management for a publicly traded company.

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

This data is provided to the independent petroleum engineering firms of Cawley, Gillespie & Associates, Inc. and Ryder Scott Company, L.P. who prepare reserve estimates for the majority of our properties using their own engineering assumptions and the economic data which we provide. The person responsible for overseeing the preparation of our reserve estimates at Cawley, Gillespie & Associates, Inc. is a registered Professional Engineer with more than 30 years of petroleum consulting experience. The person responsible for overseeing the preparation of our reserve estimates at Ryder Scott Company, L.P. is a licensed Professional Engineer with over 30 years of practical experience in the estimation and evaluation of petroleum reserves.

Our reserves are reviewed by senior management, which includes the President and Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer, and they are responsible for verifying that the estimate of proved reserves is reasonable, complete, and accurate. Members of senior management may also meet with the key representatives from Cawley, Gillespie & Associates, Inc. and Ryder Scott Company, L.P. to discuss their process and findings. Final approval of the reserves is required by our President and Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer.

Proved Reserves. The table below summarizes our net proved oil and natural gas reserves and PV-10 values at December 31, 2012. Information in the table is derived from reserve reports of estimated proved reserves prepared by Cawley, Gillespie & Associates, Inc. (50% of PV-10 value) and by Ryder Scott Company, L.P. (34% of PV-10 value). Copies of the summary reserve reports prepared by these independent reserve engineers are attached as exhibits to this annual report. Our internal engineering staff has prepared a report of estimated proved reserves on the remaining smaller value properties (16% of PV-10 value) at December 31, 2012. We set forth our definition of PV-10 value (a non-GAAP measure) and a reconciliation of the standardized measure of discounted future net cash flows to PV-10 value on page 26.

	Net proved reserves as of December 31, 2012
	Oil (MBbls)(1)	Natural gas (MMcf)	Total (MBoe)	PV-10 value (in thousands)
Developed-producing	54,000	153,413	79,569	$1,384,128
Developed-non-producing	9,956	32,412	15,361	171,527
Undeveloped	39,287	71,290	51,165	512,965

Total proved	103,243	257,115	146,095	$2,068,620

(1)	Includes natural gas liquids.

The following table summarizes our estimates of net proved oil and natural gas reserves, estimated future net revenues from proved reserves, the PV-10 value, the standardized measure of discounted future net cash flows, and the prices used in projecting those measures over the past three years. Estimates of our net proved oil and natural gas reserves as of December 31, 2012, 2011, and 2010 were prepared by Cawley, Gillespie & Associates, Inc. (50%, 50%, and 52% of PV-10 value, respectively) and Ryder Scott Company, L.P. (34%, 34%, and 31% of PV-10 value, respectively). Our internal engineering staff has prepared a report of estimated proved reserves on our remaining smaller value properties (16%, 16%, and 17% of PV-10 value in 2012, 2011, and 2010, respectively).

	As of December 31,
	2012	2011	2010
Estimated proved reserve volumes:
Oil (Mbbls)(1)	103,243	100,380	93,412
Natural gas (MMcf)	257,115	335,280	335,220
Oil equivalent (MBoe)	146,095	156,260	149,282
Proved developed reserve percentage	65%	64%	66%
Estimated proved reserve values (in thousands):
Future net revenue	$4,780,316	$5,473,678	$4,110,844
PV-10 value	$2,068,620	$2,309,089	$1,770,061
Standardized measure of discounted future net cash flows	$1,523,681	$1,597,912	$1,236,026
Oil and natural gas prices:(2)
Oil price (per Bbl)(1)	$94.71	$96.19	$79.43
Natural gas price (per Mcf)	$2.76	$4.11	$4.38
Estimated reserve life in years(3)	16.0	18.1	18.5

(1)	Includes natural gas liquids.
(2)	Prices were based upon the average first day of the month prices for each month during the respective year. The prices shown were adjusted for location differentials to reflect the net prices we receive.
(3)	Calculated by dividing net proved reserves by net production volumes for the year indicated.

Proved Undeveloped Reserves. The following table shows material changes in proved undeveloped reserves that occurred during the year ended December 31, 2012.

MBoe
Proved undeveloped reserves as of January 1, 2012	56,142
Undeveloped reserves transferred to developed(1)	(3,351)
Sales of minerals in place, net of purchases	(970)
Extensions and discoveries	7,527
Improved recoveries	281
Revisions and other	(8,464)

Proved undeveloped reserves as of December 31, 2012(2)	51,165

(1)	Approximately $61.7 million of developmental costs incurred during 2012 related to undeveloped reserves that were transferred to developed.
(2)

Includes 2.9 MMBoe and 14.1 MMBoe, respectively, of reserves that have been reported for more than five years that relate specifically to our Camrick area CO2 EOR projects and our North Burbank polymer EOR projects. Development of these projects is ongoing. See “Properties—Enhanced Oil Recovery Project Areas” for additional discussion of our CO2 EOR projects.

Productive Wells

The following table details our gross and net interest in producing wells in which we have a working interest and the number of wells we operated at December 31, 2012 by area. We also hold royalty interests in units and acreage in addition to the wells in which we have a working interest. Wells are classified as oil or natural gas according to their predominant production stream. Gross wells is the total number of producing wells in which we have a working interest, and net wells is the sum of our working interest in all producing wells.

	Producing oil wells		Producing natural gas wells		Total
	Gross	Net	Gross	Net	Gross	Net
Operated Wells:
Enhanced Oil Recovery Project Areas	419	392	—	—	419	392
Mid-Continent Area	1,229	1,086	438	326	1,667	1,412
Permian Basin Area	313	294	53	43	366	337
Other	146	126	104	84	250	210

Total	2,107	1,898	595	453	2,702	2,351

Non-Operated Wells:
Enhanced Oil Recovery Project Areas	254	8	—	—	254	8
Mid-Continent Area	2,161	262	1,144	123	3,305	385
Permian Basin Area	1,061	48	86	20	1,147	68
Other	718	21	117	10	835	31

Total	4,194	339	1,347	153	5,541	492

Total Wells:
Enhanced Oil Recovery Project Areas	673	400	—	—	673	400
Mid-Continent Area	3,390	1,348	1,582	449	4,972	1,797
Permian Basin Area	1,374	342	139	63	1,513	405
Other	864	147	221	94	1,085	241

Total	6,301	2,237	1,942	606	8,243	2,843

Drilling Activity

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

	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Development wells
Productive	134.0	43.0	279.0	65.9	234.0	100.0
Dry	1.0	1.0	7.0	4.1	5.0	1.9
Exploratory wells
Productive	29.0	14.0	7.0	5.1	18.0	18.0
Dry	—	—	—	—	1.0	1.0
Total wells
Productive	163.0	57.0	286.0	71.0	252.0	118.0
Dry	1.0	1.0	7.0	4.1	6.0	2.9

Total	164.0	58.0	293.0	75.1	258.0	120.9

Percent productive	99%	98%	98%	95%	98%	98%

Developed and Undeveloped Acreage

The following table details our gross and net interest in developed and undeveloped acreage at December 31, 2012 by state. This does not include acreage in which we hold only royalty interests.

	Developed		Undeveloped(1)		Total
	Gross	Net	Gross	Net	Gross	Net
Arkansas	1,895	1,041	—	—	1,895	1,041
Kansas	11,322	8,533	160	160	11,482	8,693
Louisiana	14,430	5,217	480	231	14,910	5,448
Mississippi	790	36	—	—	790	36
New Mexico	22,018	10,591	2,546	1,407	24,564	11,998
Oklahoma	799,840	343,725	113,652	82,120	913,492	425,845
Texas	211,611	135,814	60,004	39,779	271,615	175,593

Total	1,061,906	504,957	176,842	123,697	1,238,748	628,654

(1)	Approximately 10%, 21%, and 38% of our net undeveloped acres will expire in 2013, 2014 and 2015, respectively, if not successfully developed or renewed.

Property Acquisition, Development and Exploration Costs

The following table summarizes our costs incurred for oil and natural gas properties and our reserve replacement ratio for each of the last three years.

	As of December 31,
(in thousands)	2012	2011	2010
Property acquisition costs
Proved properties	$1,108	$1,024	$32,458
Unproved properties	46,895	15,795	9,062

Total acquisition costs	48,003	16,819	41,520
Development costs	409,429	250,182	251,564
Exploration costs(1)	54,432	57,016	34,180

Total	$511,864	$324,017	$327,264

Annual reserve replacement ratio(2)	156%	169%	247%

(1)	Includes $52.2 million and $33.0 million of EOR costs in 2012 and 2011, respectively.
(2)	Calculated by dividing the sum of reserve additions (from purchases of minerals in place, extensions and discoveries, and improved recoveries) by the production for the corresponding period. The values for these reserve additions are derived directly from the proved reserves table located in Note 15 of the notes to our consolidated financial statements. In calculating the reserve replacement ratio, we do not use unproved reserve quantities. Management uses the reserve replacement ratio as an indicator of our ability to replenish annual production volumes and grow reserves, thereby providing some information of the sources of future production. It should be noted that the reserve replacement ratio is a statistical indicator that has limitations. As an annual measure, the ratio is limited because it typically varies widely based on the extent and timing of new discoveries and property acquisitions. Its predictive and comparative value is also limited for the same reasons. The reserve replacement ratio is comprised of the following:

	Year ended December 31,
	2012		2011		2010
	Reserves replaced	Percent of total	Reserves replaced	Percent of total	Reserves replaced	Percent of total
Purchases of minerals in place	1%	0.1%	5%	2.6%	52%	21.2%
Extensions and discoveries	146%	94.0%	152%	90.2%	138%	55.7%
Improved recoveries	9%	5.9%	12%	7.2%	57%	23.1%

Total	156%	100.0%	169%	100.0%	247%	100.0%

Production and Price History

The following table sets forth certain information regarding our historical net production volumes, average prices realized and production costs associated with sales of oil and natural gas for the periods indicated.

	Year ended December 31,
	2012	2011	2010
Production:(1)
Oil (MBbls)(2)	5,812	5,048	4,093
Natural gas (MMcf)	19,834	21,642	23,742
Combined (MBoe)	9,118	8,655	8,050
Average daily production:
Oil (Bbls)(2)	15,880	13,830	11,214
Natural gas (Mcf)	54,191	59,293	65,047
Combined (Boe)	24,912	23,712	22,055
Average prices (excluding derivative settlements):
Oil (per Bbl)(2)	$78.65	$87.52	$74.53
Natural gas (per Mcf)	$2.64	$4.08	$4.36
Combined (per Boe)	$55.88	$61.24	$50.75
Average costs per Boe:
Lease operating expenses	$14.37	$14.03	$13.18
Production taxes	$3.51	$3.97	$3.29
Depreciation, depletion, and amortization	$18.57	$16.88	$13.60
General and administrative	$5.46	$4.86	$3.72

(1)	The North Burbank Unit is the only field that contained 15% or more of our total proved reserve volumes at December 31, 2012. Production from this Unit, all of which was oil, was 492 MBbls, 531 MBbls, and 509 MBbls of our net production during 2012, 2011, and 2010, respectively.
(2)	Includes natural gas liquids.

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

The following table provides a reconciliation of PV-10 value to the standardized measure of discounted future net cash flows for the periods shown:

	As of December 31,
(in thousands)	2012	2011	2010
PV-10 value	$2,068,620	$2,309,089	$1,770,061
Present value of future income tax discounted at 10%	(544,939)	(711,177)	(534,035)

Standardized measure of discounted future net cash flows	$1,523,681	$1,597,912	$1,236,026

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

We define adjusted EBITDA as net income (loss), adjusted to exclude (1) interest and other financing costs, net of capitalized interest, (2) income taxes, (3) depreciation, depletion and amortization, (4) unrealized (gain) loss on ineffective portion of hedge reclassification adjustments, (5) non-cash change in fair value of non-hedge derivative instruments, (6) interest income, (7) stock-based compensation expense, (8) gain or loss on disposed assets, and (9) impairment charges and other significant, unusual non-cash charges. Through March 31, 2010, our calculation of adjusted EBITDA excluded any cash proceeds received from the monetization of derivatives with a scheduled maturity date more than 12 months following the date of such monetization, in accordance with the terms of our prior credit facility.

In July 2010, we amended the definition of Consolidated EBITDAX in our senior secured revolving credit facility to (1) permit cash proceeds received from the monetization of derivatives to be included in the calculation of Consolidated EBITDAX, to the extent that such monetizations, in any period between scheduled redeterminations, do not exceed 5% of the borrowing base then in effect, and (2) permit the exclusion from the calculation of Consolidated EBITDAX of up to $4.5 million in one-time cash expenses associated with our financing transactions that were incurred and paid during the second quarter of 2010. As a result, beginning with the second quarter of 2010, we changed our calculation of adjusted EBITDA to include cash proceeds received from the monetization of derivatives with a scheduled maturity date more than 12 months following the date of such monetization, to the extent permitted by our senior secured revolving credit facility. However, we did not change our calculation of adjusted EBITDA to exclude approximately $2.3 million of one-time cash expenses associated with our financing transactions. As a result of the permitted exclusion of these expenses, our Consolidated EBITDAX as calculated for covenant compliance purposes is higher than our adjusted EBITDA for the year ended December 31, 2010.

In April 2011, we amended the definition of Consolidated EBITDAX in our senior secured revolving credit facility to permit the exclusion of our reasonable and customary fees and expenses related to the refinancing of our 8.5% Senior Notes due 2015 from the calculation of Consolidated EBITDAX.

In May 2012, we amended the definition of Consolidated EBITDAX in our senior secured revolving credit facility to permit the exclusion of our reasonable and customary fees and expenses related to the refinancing of our 8.875% Senior Notes due 2017.

The following table provides a reconciliation of net income (loss) to adjusted EBITDA for the specified periods:

	Year ended December 31,
(in thousands)	2012	2011	2010
Net income	$64,403	$42,048	$33,713
Interest expense	98,402	96,720	81,370
Income tax expense	37,837	35,924	23,803
Depreciation, depletion, and amortization	169,307	146,083	109,503
Unrealized (gain) loss on ineffective portion of hedges and reclassification adjustments	(46,746)	27,452	23,889
Non-cash change in fair value of non-hedge derivative instruments	(12,411)	(57,899)	(2,523)
Proceeds from monetization of derivatives with a scheduled maturity date more than 12 months from the monetization date included in EBITDA	—	—	9,418
Interest income	(225)	(165)	(144)
Stock-based compensation expense	3,065	3,747	2,600
Gain on sale of assets	(149)	(1,284)	(184)
Loss on extinguishment of debt	21,714	20,592	2,241
Loss on impairment of oil and natural gas properties	—	—	—
Other non-cash charges	2,000	—	4,150

Adjusted EBITDA	$337,197	$313,218	$287,836

Competition

The oil and natural gas industry is highly competitive. We encounter strong competition from other independent operators and from major oil and natural gas companies in acquiring properties, contracting for drilling equipment and securing trained personnel. Many of these competitors have financial and technical resources and staffs substantially larger than ours. As a result, our competitors may be able to pay more for desirable leases, or to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit.

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

Markets

The marketing of oil and natural gas we produce will be affected by a number of factors that are beyond our control and whose exact effect cannot be accurately predicted. These factors include:

•	the amount of crude oil and natural gas imports;

•	the availability, proximity and cost of adequate pipeline and other transportation facilities;

•	the success of efforts to market competitive fuels, such as coal and nuclear energy and the growth and/or success of alternative energy sources such as wind power;

•	the effect of Bureau of Indian Affairs and other federal and state regulation of production, refining, transportation and sales;

•	the laws of foreign jurisdictions and the laws and regulations affecting foreign markets;

•	other matters affecting the availability of a ready market, such as fluctuating supply and demand; and

•	general economic conditions in the United States and around the world.

The supply and demand balance of crude oil and natural gas in world markets has caused significant variations in the prices of these products over recent years. The North American Free Trade Agreement eliminated most trade and investment barriers between the United States, Canada and Mexico, resulting in increased foreign competition for domestic natural gas production. New pipeline projects recently approved by, or presently pending before the Federal Energy Regulatory Commission (“FERC”), as well as nondiscriminatory access requirements, could further increase the availability of natural gas imports to certain U.S. markets. Such imports could have an adverse effect on both the price and volume of natural gas sales from our wells.

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

We monitor our properties and operations in an effort to ensure that our properties and operations are, and remain, in substantial compliance with all current applicable environmental laws and regulations. If, at any time, we determine that our properties and/or operations do not substantially comply with all current applicable environmental laws and regulations, we take action to remedy such noncompliance on our own volition and do not delay taking action until ordered to do so by a regulatory authority. We cannot predict how future environmental laws and regulations may affect our properties or operations. For the years ended December 31, 2012, 2011 and 2010, we did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of our facilities. As of the date of this report, we are not aware of any other environmental issues or claims that will require material capital expenditures during 2013 or that will otherwise have a material impact on our financial position or results of operations.

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

Waste Handling

The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and the disposal of non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency (“EPA”), individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil, natural gas, or geothermal energy constitute “solid wastes,” which are regulated under the less stringent non-hazardous waste provisions. However, there is no guarantee that the U.S. Congress, EPA or individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation.

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

Comprehensive Environmental Response, Compensation and Liability Act

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes strict, and in certain circumstances joint and several liability, on persons who are considered to be responsible for the release of a “hazardous substance” into the environment. Responsible parties include the current, as well as former, owner or operator of the site where the release occurred and persons that disposed or arranged for the disposal of the hazardous substance at the site. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

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

The Safe Drinking Water Act, Groundwater Protection, and the Underground Injection Control Program

The federal Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated under the SDWA and state programs regulate the drilling and operation of salt water disposal wells. EPA directly administers the UIC program in some states and in others it is delegated to the state for administering. Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking saltwater to groundwater.

Contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

We engage third parties to provide hydraulic fracturing or other well stimulation services to us in connection with many of the wells for which we are the operator. Congress has previously considered legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of bills previously proposed before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which is already required by some state agencies governing our operations, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, these bills, if adopted, could repeal the exemptions for hydraulic fracturing from the Safe Drinking Water Act.

These legislative efforts have halted while EPA studies the issue of hydraulic fracturing. In 2010, EPA initiated a Hydraulic Fracturing Research Study to address concerns that hydraulic fracturing may affect the safety of drinking water, as well as review the application of other environmental statutes to hydraulic fracturing activities, including RCRA and the Clean Water Act. As part of that process, EPA requested and received information from the major fracturing service providers regarding the chemical composition of fluids, standard operating procedures and the sites where they engage in hydraulic fracturing. In February 2011, EPA released its Draft Plan to Study the Potential Impacts of Hydraulic Fracturing on Drinking Water Resources, proposing to study the lifecycle of hydraulic fracturing fluid and providing a comprehensive list of chemicals identified in fracturing fluid and flowback/produced water. EPA is scheduled to release its final draft report in late 2014.

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

The Clean Air Act

The federal Clean Air Act (“CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal CAA and associated state laws and regulations. On August 16, 2012, EPA promulgated new CAA regulations addressing criteria pollutants, “Oil and Natural Gas Sector: New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants Reviews.” These new rules are intended to broaden the current scope of EPA’s regulation to include standards governing emissions from most operations associated with oil and natural gas production facilities, natural gas transmission and storage facilities. EPA states that greenhouse gases will be controlled indirectly as a result of these new rules.

Some of our new facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to comply with new monitoring and reporting requirements and/or emission limitations. In December 2009, the EPA promulgated a finding that serves as the foundation under the CAA to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the CAA, even without Congressional action. As part of this array of new regulations, in September 2009, the EPA also promulgated a greenhouse gas monitoring and reporting rule that requires certain parties, including participants in the oil and natural gas industry, to monitor and report their greenhouse gas emissions, including methane and carbon dioxide, to the EPA. In May 2010, EPA promulgated final rules subjecting greenhouse gas to regulation under the CAA, triggering application of other provisions of the CAA to major stationary sources of greenhouse gas emissions. In June 2010, EPA promulgated final rules limiting the scope of certain provisions of the CAA as applied to greenhouse gas emission sources. Additionally, in November 2010, EPA promulgated mandatory greenhouse gas emission reporting rules specifically applying to oil and natural gas exploration and production. These rules are published in the federal register and available on the Internet. These regulations govern our operations to the extent applicable. On April 17, 2012, EPA adopted new CAA regulations imposing new emissions standards for the oil and natural gas sector, including sources not previously regulated. See “Risk factors—Regulation related to global warming and climate change could have an adverse effect on our operations and demand for oil and natural gas.” These regulations may increase the costs of compliance for some facilities, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance. We believe we are in substantial compliance with the current requirements of the CAA.

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

Natural Gas Gathering Regulations

State regulation of natural gas gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory-take requirements. Although such regulation has not generally been affirmatively applied by state agencies, natural gas gathering is addressed in EPA’s proposed greenhouse gas monitoring and reporting rule, is subject to air permitting requirements where applicable, and may receive greater regulatory scrutiny in the future.

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

Legal proceedings

Naylor Farms, Inc. v. Chaparral Energy, L.L.C. On June 7, 2011, Naylor Farms, Inc. (the “Plaintiff”), filed a complaint against us, alleging claims on behalf of itself and non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging damages in excess of $5.0 million. The Plaintiff also requests allowable interest, punitive damages, cancellation of leases, other equitable relief, and an award of attorney fees and costs. We have denied liability on the claims and raised arguments and defenses that, if accepted by the Court, will result in no loss to us. The matter is currently stayed pending resolution of unrelated cases currently on appeal with the U.S. Court of Appeals for the Tenth Circuit. These cases are expected to influence the ruling on class certification in the Plaintiff’s case. At the time that the matter was stayed no class had been certified and discovery was ongoing. As such, we are not yet able to estimate a possible loss, or range of possible loss, if any.

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

Title to properties

We believe that we have satisfactory title to all of our owned assets. As is customary in the oil and natural gas industry, we initially conduct only a cursory review of the title to undeveloped leasehold acreage rights acquired through oil and natural gas leases or farm-in agreements. Prior to the commencement of drilling operations on undeveloped leasehold, we conduct a title examination and perform curative work with respect to any significant title defects. Prior to completing an acquisition of an interest in significant producing oil and natural gas properties, we conduct due diligence as to title for the specific interest we are acquiring. Our interests in oil and natural gas properties are subject to customary royalty interests, liens for current taxes and other similar burdens and minor easements, restrictions and encumbrances which we believe do not materially detract from the value of these interests either individually or in the aggregate and will not materially interfere with the operation of our business. We will take such steps as we deem necessary to ensure that our title to our properties is satisfactory. We are free, however, to exercise our judgment as to reasonable business risks in waiving title requirements.

Employees

As of December 31, 2012, we had 746 full-time employees, including 24 geologists and geophysicists, 60 reservoir, production, and drilling engineers and 25 land professionals. Of these, 351 work in our Oklahoma City office and 395 work in our district and field offices. We also contract for the services of independent consultants involved in land, regulatory, accounting, financial and other disciplines as needed. None of our employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are satisfactory.

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

Price declines could cause write-downs of the carrying values of our properties, and further price declines could result in additional write-downs in the future, which could negatively impact our results of operations.

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

Oil and natural gas prices are volatile and this and other factors, without mitigating circumstances, could require us to further write down capitalized costs and incur corresponding non-cash charges to earnings. Any such further write-downs could have a material adverse effect on our financial condition, results of operations, and our ability to comply with debt covenants.

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

You should not assume that the present values referred to in this report represent the current market value of our estimated oil and natural gas reserves. The timing of production and expenses associated with the development and production of oil and natural gas properties will affect both the timing of actual future net cash flows from our proved reserves and their present value. In accordance with requirements of the SEC, the estimates of present values are based on a twelve-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the twelve-month period prior to the end of the reporting period unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of these estimates. In addition, the effects of derivative instruments are not reflected in these assumed prices. Our December 31, 2012 reserve report used prices of $2.76 per Mcf for natural gas and $94.71 per Bbl for oil.

A significant portion of total proved reserves as of December 31, 2012 are undeveloped, and those reserves may not ultimately be developed.

As of December 31, 2012, approximately 35% of our estimated proved reserves (by volume) were undeveloped. These reserve estimates reflect our plans to make significant capital expenditures to convert our proved undeveloped reserves into proved developed reserves including approximately $749 million during the five years ending in 2017. You should be aware that actual development costs may exceed estimates, development may not occur as scheduled and results may not be as estimated. If we choose not to develop our proved undeveloped reserves, or if we are not otherwise able to successfully develop them, we will be required to remove the associated volumes from our reported proved reserves. In addition, under the SEC’s reserve reporting rules, proved undeveloped reserves generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking. We may be required to write off any reserves that are not developed within this five-year time frame unless such reported reserves are otherwise exempted from the SEC’s five-year reporting rules.

Some of our reserves are subject to EOR methods and the failure of these methods may have a material adverse affect on our financial condition, results of operations and reserves.

As of December 31, 2012, approximately 20% of our proved reserves were based on EOR methods including the injection of CO2 and polymers, a synthetic chemical. Some of these properties have not been injected with CO2 or with polymers having the identical chemical composition as polymers used in historical production, and recovery factors cannot be estimated with precision. Accordingly, such projects may not result in significant proved reserves or improvements in anticipated production levels.

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

As of December 31, 2012, undeveloped reserves comprised 49%, 43%, and 55%, respectively, of the total estimated proved reserves of our North Burbank Unit, Camrick Area Units, and Farnsworth Unit, respectively. As of December 31, 2012, we expect to incur future development costs of $229.4 million over the next 11 years at our North Burbank Unit, $123.3 million over the next 15 years at our Camrick Area Units, and $120.7 million over the next 12 years at our Farnsworth Unit to fully develop these reserves. Together, these fields encompass 50.6% of our total estimated future development costs of $934.7 million related to proved undeveloped reserves as of December 31, 2012. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. In addition, the development of these reserves will require the use of EOR techniques, including water flood and CO2 injection installations, the success of which is still subject to interpretation and predictability by reservoir engineers. Therefore, ultimate recoveries from these fields may not match current expectations.

The polymer reserves at our North Burbank Unit accounted for 14.1 MMBoe, or approximately 10% of our estimated proved reserves as of December 31, 2012. We and our independent petroleum engineers believe that the polymer EOR flood development plan continues to be sufficient to permit us to include the North Burbank Unit reserves in our proved reserves and, as such, those reserves are included in our total proved reserves as of December 31, 2012. We are continuing to develop our polymer plan while simultaneously instituting a pilot project for enhanced oil recovery from CO2 injection to determine the best long-term EOR technique. The SEC could determine that our recent increase in focus on our CO2 operations results in a change in our polymer development plan and could require us to reduce or eliminate all or a portion of the MMBoe proved reserves attributable to our polymer EOR flood.

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

Our future success depends largely upon our ability to find, develop, or acquire additional oil and natural gas reserves that are economically recoverable. Unless we replace the reserves we produce through successful development, exploration or acquisition activities, our proved reserves and production will decline over time. In addition, approximately 35% of our total estimated proved reserves (by volume) at December 31, 2012 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling and EOR operations. Our December 31, 2012 reserve estimates reflect that our production rate on current proved developed producing reserve properties will decline at annual rates of approximately 19%, 14%, and 12% for the next three years. Thus, our future oil and natural gas reserves and production and, therefore, our financial condition, results of operations, and cash flows are highly dependent on our success in efficiently developing our current reserves and economically discovering or acquiring additional recoverable reserves.

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

Our operations and facilities are subject to certain federal, state, and local laws and regulations relating to the exploration for, and development, production, and transportation of, oil and natural gas, as well as environmental and safety matters. Although we believe that we are in substantial compliance with all applicable laws and regulations, and are currently evaluating the extent of applicability and preparing to comply to the extent applicable with proposed and newly adopted greenhouse gas reporting and permitting requirements, we cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not harm our business, results of operations and financial condition. We may be required to make large and unanticipated capital expenditures to comply with environmental and other governmental regulations such as:

•	land use restrictions;

•	drilling bonds and other financial responsibility requirements;

•	spacing of wells;

•	reporting on emissions of greenhouse gases;

•	permitting of emissions of greenhouse gases and other regulated air pollutants;

•	unitization and pooling of properties;

•	habitat and endangered species protection, reclamation and remediation, and other environmental protection;

•	well stimulation processes;

•	produced water disposal;

•	CO2 pipeline requirements;

•	safety precautions;

•	operational reporting; and

•	taxation.

Under these laws and regulations, we could be liable for:

•	personal injuries;

•	property and natural resource damages;

•	oil spills and releases or discharges of hazardous materials;

•	well reclamation costs;

•	remediation and clean-up costs and other governmental sanctions, such as fines and penalties;

•	other environmental damages; and

•	additional reporting permitting or other issues arising from emissions of greenhouse gases and other regulated air pollutants

Our operations could be significantly delayed or curtailed and our costs of operations could significantly increase as a result of regulatory requirements or restrictions. Additionally, regulations promulgated pursuant to the Clean Air Act or other mandatory federal legislation requiring monitoring and reporting of air pollutant emissions continue to evolve and may impose new restrictions on these emissions resulting in liability for exceeding permitted air pollutant emission rates or other mandatory caps on greenhouse gas emissions. While we are preparing for compliance with newly adopted requirements, at this time we are unable to predict the ultimate cost of compliance with these requirements as they continue to evolve or their effect on our operations.

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

As of December 31, 2012, our total long-term indebtedness, including current maturities, was $1.3 billion. As of April 1, 2013, our total long-term indebtedness, including current maturities, was approximately $1.3 billion, and the borrowing base under our senior secured revolving credit facility was $500.0 million. We may incur additional indebtedness, including significant secured indebtedness, in order to make future acquisitions or to develop our properties for production or for other purposes, and we expect to continue to be highly leveraged in the foreseeable future. Covenants set forth in the indentures for our Senior Notes, including the Adjusted Consolidated Net Tangible Asset debt incurrence test (the “ACNTA test”), limit the amount of secured debt we can incur. Certain thresholds set forth in the ACNTA test are principally reliant upon the levels of commodity prices for crude oil and natural gas at specified dates.

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

Availability under our senior secured revolving credit facility is subject to a borrowing base, which was $500.0 million as of April 1, 2013, and which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the banks may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. If we issue Additional Permitted Debt, as defined in our senior secured revolving credit facility, the borrowing base will be automatically reduced by an amount equal to 25% of the aggregate stated principal amount of the debt issued, unless otherwise agreed to by our lenders. If the outstanding borrowings under our senior secured revolving credit facility were to exceed the borrowing base as a result of a redetermination, we would be required to eliminate this excess. Within 10 days after receiving notice of the new borrowing base, we would be required to make an election: (1) to repay a portion of our bank borrowings in the amount of the excess either in a lump sum within 30 days or in equal monthly installments over a six-month period; (2) to submit within 30 days additional oil and natural gas properties we own for consideration in connection with the determination of the borrowing base sufficient to eliminate the excess or (3) to eliminate the excess through a combination of repayments and the submission of additional oil and natural gas properties within 30 days. If we are forced to repay a portion of our bank borrowings, we may not have sufficient funds to make such repayments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

Our use of derivative instruments could result in financial losses or reduce our income.

To reduce our exposure to the volatility in the price of oil and natural gas and provide stability to cash flows, we enter into derivative positions, some of which we had previously designated as cash flow hedges for accounting purposes. These derivative products include fixed-price swaps, collars, and basis swaps with financial institutions or other similar transactions. As of December 31, 2012, we had entered into swaps for 25,200 BBtu of our natural gas production for 2013 through 2014 at average monthly prices ranging from $3.85 to $4.46 per MMBtu of natural gas. As of December 31, 2012, we had entered into swaps and three way collars for 1,020 MBbls and 5,030 MBbls, respectively, of our crude oil and natural gas liquids production for 2013 through 2014. These swaps had average monthly prices ranging from $96.65 to $96.87 per Bbl of oil, and the three way collars had a weighted average call price, put price, and additional put price of $111.33, $98.00, and $77.37 per Bbl, respectively. As of December 31, 2012, we had basis protection swaps for 30,490 BBtu of our natural gas production for 2013 at monthly prices ranging from $0.20 to $0.23 per MMBtu. The fair value of our oil and natural gas derivative positions outstanding as of December 31, 2012 was an asset of approximately $40.4 million.

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

Assuming a constant debt level of $500.0 million, equal to our borrowing base at December 31, 2012 (our only variable interest rate facility), the cash flow impact for a 12-month period resulting from a 100 basis point movement in interest rates, regardless of whether the spread widens or tightens, would be $5.0 million. As a result, any increases in our interest rates, or our inability to access the equity markets on reasonable terms, could have an adverse impact on our financial condition, results of operations, and growth prospects.

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

The U.S. Congress has previously considered legislation to reduce emissions of greenhouse gases, including carbon dioxide, methane, and nitrous oxide among others, which some studies have suggested may be contributing to warming of the earth’s atmosphere. However, legislation to reduce greenhouse gases appears less likely in the near term. As a result, regulation of greenhouse gases will continue to result primarily from regulatory action by the Environmental Protection Agency (EPA) or by the several states that have already taken legal measures to reduce emissions of greenhouse gases.

Federal regulation. EPA has adopted regulations requiring Clean Air Act (“CAA”) permitting of greenhouse gas emissions from stationary sources. As a result of the U.S. Supreme Court’s decision in Massachusetts, et al. v. EPA finding that greenhouse gases fall within the CAA’s definition of “air pollutant,” the EPA was required to determine whether concentrations of greenhouse gases in the atmosphere “endanger” public health or welfare, and whether emissions of greenhouse gases from motor vehicles may “cause or contribute” to this endangerment. On December 15, 2009, EPA promulgated its final rule, “Endangerment and Cause or Contribute Findings for Greenhouse Gases Under Section 202(a) of the Clean Air Act”. On May 7, 2010, EPA and the Department of Transportation’s National Highway Traffic and Safety Administration, or NHTSA, promulgated a final action establishing a national program providing new standards for certain motor vehicles to reduce greenhouse gas emissions and improve fuel economy. While these motor vehicle regulations do not directly impact oil and natural gas production operations, they automatically trigger application of the Prevention of Significant Deterioration (“PSD”) and Title V Operating Permit programs for stationary sources of greenhouse gas emissions, potentially including oil and natural gas production operations. On June 3, 2010, EPA promulgated its “Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule,” to add new higher thresholds of 75,000 tons per year carbon dioxide equivalents (“CO2e”) for modifications to existing sources and 100,000 tons per year CO2e for new sources.

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

On August 16, 2012, EPA promulgated new CAA regulations addressing criteria pollutants, “Oil and Natural Gas Sector: New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants Reviews.” These new rules are intended to broaden the current scope of EPA’s regulation to include standards governing emissions from most operations associated with oil and natural gas production facilities, natural gas transmission and storage facilities. EPA states that greenhouse gases will be controlled indirectly as a result of these new rules.

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

During 2007, the U.S. and many other countries began to exhibit signs of economic weakness. This weakness has had an adverse impact on the global financial system, stressing a number of large financial institutions. Capital constraints coupled with significant energy price volatility have produced pervasive liquidity issues for many companies. Such events have created uncertainty in the economic outlook, and have amplified the potential likelihood of certain risks inherent in our business, such as:

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

Congress has previously considered legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. Sponsors of bills previously considered before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which is already required by some state agencies governing our operations, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, these bills, if adopted, could repeal the exemptions for hydraulic fracturing from the Safe Drinking Water Act.

These legislative efforts have halted while EPA studies the issue of hydraulic fracturing. In 2010, EPA initiated a Hydraulic Fracturing Research Study to address concerns that hydraulic fracturing may affect the safety of drinking water, as well as review the application of other environmental statutes to hydraulic fracturing activities, including the RCRA and the Clean Water Act. As part of that process, EPA requested and received information from the major fracturing service providers regarding the chemical composition of fluids, standard operating procedures and the sites where they engage in hydraulic fracturing. In February 2011, EPA released its Draft Plan to Study the Potential Impacts of Hydraulic Fracturing on Drinking Water Resources, proposing to study the lifecycle of hydraulic fracturing fluid and providing a comprehensive list of chemicals identified in fracturing fluid and flowback/produced waste. EPA is scheduled to release its final draft report in late 2014.

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

The adoption of The Dodd-Frank Wall Street Reform and Consumer Protection Act could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price and other risks associated with our business.

In July of 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which contains measures aimed at increasing the transparency and stability of the over-the-counter (“OTC”) derivative markets and preventing excessive speculation. Certain companies that use swaps or other derivatives to hedge commercial risk, referred to as end-users, are permitted to continue to use OTC derivatives under newly adopted regulations. We maintain an active price and basis protection hedging program related to the natural gas and oil we produce to manage the risk of low commodity prices and to predict with greater certainty the cash flow from our hedged production. We have used the OTC market exclusively for our natural gas and oil derivative contracts. The Dodd-Frank Act and the rules and regulations promulgated thereunder should permit us, as an end user, to continue to utilize OTC derivatives. However, we may have increased costs or reduced liquidity in the OTC derivatives market due to the current or future regulations. Such changes could materially reduce our hedging opportunities and negatively affect our revenues and cash flow during periods of low commodity prices.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

See Item 1. Business and Properties. We also have various operating leases for rental of office space, office and field equipment, and vehicles. See our additional disclosures in “Liquidity and Capital Resources—Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 13, “Commitments and Contingencies,” to our consolidated financial statements. Such information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

Naylor Farms, Inc. v. Chaparral Energy, L.L.C. On June 7, 2011, Naylor Farms, Inc. (the “Plaintiff”), filed a complaint against us, alleging claims on behalf of itself and non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging damages in excess of $5.0 million. The Plaintiff also requests allowable interest, punitive damages, cancellation of leases, other equitable relief, and an award of attorney fees and costs. We have denied liability on the claims and raised arguments and defenses that, if accepted by the Court, will result in no loss to us. The matter is currently stayed pending resolution of unrelated cases currently on appeal with the U.S. Court of Appeals for the Tenth Circuit. These cases are expected to influence the ruling on class certification in the Plaintiff’s case. At the time that the matter was stayed no class had been certified and discovery was ongoing. As such, we are not yet able to estimate a possible loss, or range of possible loss, if any.

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

As of April 1, 2013, we had 1,425,160 shares of common stock outstanding held by 31 record holders.

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

ITEM 6. SELECTED FINANCIAL DATA

You should read the following historical financial data in connection with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The financial data as of and for each of the five years ended December 31, 2012 was derived from our audited financial statements. Our historical results are not necessarily indicative of results to be expected in future periods.

	Year ended December 31,
(in thousands)	2012	2011	2010	2009	2008
Operating results data:
Revenues
Oil and natural gas sales	$509,503	$530,041	$408,561	$292,387	$501,761
Gain (loss) from oil and natural gas hedging activities	46,746	(27,452)	(29,393)	19,403	(76,417)
Other revenues	—	4,070	4,127	2,864	8,735

Total revenues	556,249	506,659	383,295	314,654	434,079
Costs and expenses
Lease operating	130,960	121,420	106,127	94,070	120,487
Production tax	32,003	34,321	26,495	20,341	33,815
Depreciation, depletion and amortization	169,307	146,083	109,503	104,193	101,026
Loss on impairment of oil & natural gas properties	—	—	—	240,790	281,393
Loss on impairment of other assets	2,000	—	4,150	—	2,900
General and administrative	49,812	42,056	29,915	23,741	22,370
Litigation settlement	—	—	—	2,928	—
Other expenses	—	3,448	3,148	1,957	7,150

Total costs and expenses	384,082	347,328	279,338	488,020	569,141

Operating income (loss)	172,167	159,331	103,957	(173,366)	(135,062)
Non-operating income (expense)
Interest expense	(98,402)	(96,720)	(81,370)	(90,102)	(86,038)
Non-hedge derivative gains	49,685	34,408	38,595	11,169	126,941
Loss on extinguishment of debt	(21,714)	(20,592)	(2,241)	—	—
Financing costs, net of termination fee	—	—	(1,812)	(2,169)	2,100
Other income	504	1,545	387	13,921	1,394

Net non-operating income (expense)	(69,927)	(81,359)	(46,441)	(67,181)	44,397

Income (loss) from continuing operations before income taxes	102,240	77,972	57,516	(240,547)	(90,665)
Income tax expense (benefit)	37,837	35,924	23,803	(89,777)	(34,976)

Income (loss) from continuing operations	64,403	42,048	33,713	(150,770)	(55,689)
Income from discontinued operations, net of related taxes	—	—	—	6,452	939

Net income (loss)	$64,403	$42,048	$33,713	$(144,318)	$(54,750)

Cash flow data:
Net cash provided by operating activities	$192,000	$259,616	$167,702	$98,675	$145,831
Net cash provided by (used in) investing activities	(423,246)	(324,998)	(264,172)	21,904	(262,905)
Net cash provided by (used in) financing activities	226,476	44,860	78,164	(99,274)	157,499

	As of December 31,
(in thousands)	2012	2011	2010	2009	2008
Financial position data:
Cash and cash equivalents	$29,819	$34,589	$55,111	$73,417	$52,112
Total assets	2,007,552	1,669,733	1,529,292	1,353,920	1,712,836
Total debt	1,293,402	1,034,573	962,087	1,177,007	1,271,589
Retained earnings (accumulated deficit)	17,186	(47,217)	(89,265)	(122,978)	21,340
Accumulated other comprehensive income, net of income taxes	23,223	51,846	34,974	17,618	82,133
Total stockholders’ equity (deficit)	462,857	424,013	363,557	(4,433)	204,400

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a growing independent oil and natural gas production and exploitation company. Our core operations consist of drilling for and production of oil and natural gas from conventional and unconventional reservoirs as well as a focus on tertiary operations through enhanced oil recovery (“EOR”) projects utilizing CO2 and polymer in the Mid-Continent and Permian Basin areas. We maintain a portfolio of proved reserves, development and exploratory drilling opportunities, and EOR projects. Starting in 2011, we began to redirect our capital expenditures from the drilling of vertical wells to repeatable resource plays and to increase our level of expenditures on EOR projects. As of December 31, 2012, we had estimated proved reserves of 146.1 MMBoe with a PV-10 value of approximately $2.1 billion. These estimated proved reserves included 29.5 MMBoe of EOR reserves. Our reserves were 65% proved developed and 65% crude oil.

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

Generally, our producing properties have declining production rates. Our December 31, 2012 reserve estimates reflect that our production rate on current proved developed producing reserve properties will decline at annual rates of approximately 19%, 14%, and 12% for the next three years. To grow our production and cash flow, we must find, develop and acquire new oil and natural gas reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop and acquire oil and natural gas reserves.

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

The following are material events that have impacted our liquidity or results of operations, and/or are expected to impact these items in future periods:

•

7.625% Senior Notes due 2022. On May 2, 2012, we issued $400.0 million aggregate principal amount of 7.625% Senior Notes maturing on November 15, 2022. We used the net proceeds from the 7.625% Senior Notes to consummate a tender offer for all of our 8.875% Senior Notes due 2017, to redeem the 8.875% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with the issuance of the 7.625% Senior Notes and the repurchase or redemption of our 8.875% Senior Notes due 2017, we capitalized approximately $8.8 million of issuance costs related to underwriting and other fees and we expensed approximately $21.7 million of refinancing costs, including a $5.9 million non-cash write-off of deferred financing costs and unaccreted discount.

•

Add-on Note offering. On November 15, 2012, we issued $150.0 million aggregate principal amount of 7.625% Senior Notes due 2022 under the same indenture covering our $400.0 million issuance made on May 2, 2012. The net proceeds from the sale of the Add-on Notes were used to repay all of our outstanding indebtedness under our senior secured revolving credit facility and for general corporate purposes. In connection with the issuance of the November 15, 2012 Add-on Notes, we recorded a premium of $6.8 million and capitalized $3.5 million of issuance costs related to underwriting and other fees.

•

Capital expenditures. Our oil and natural gas property capital expenditure budget for 2013 is set at $401.0 million. During 2012, we increased our focus on the development of our EOR assets and drilling in our repeatable resource plays. Investing in EOR reduces near-term growth opportunities but enhances longer term growth and is consistent with our strategy of driving near-term growth through drilling and long-term growth through EOR development. Our developmental and exploratory expenditures for EOR increased from $88.2 million in 2011 to $194.0 million in 2012, and we have budgeted $137.0 million for the development of our EOR assets in 2013. In 2014, our EOR capital investments are expected to increase somewhat but remain less than incurred in 2012. Future capital investments should then range between $75.0 million and $150.0 million in subsequent years.

•

Asset sales. On May 30, 2012, we sold certain mature oil and natural gas properties located in our Velma Area in southern Oklahoma for a cash price of $37.0 million, subject to post-closing adjustments. The properties included in the sale accounted for approximately 1% of our total production prior to the sale and during 2011.

•

Stock-based compensation. In the first quarter of 2012, we adopted the Chaparral Energy, Inc. Non-Officer Restricted Stock Unit Plan (the “RSU Plan”), which is intended to replace our existing Phantom Stock Plan. Initial awards under the RSU Plan have an aggregate grant-date fair value of $3.0 million and will vest in equal annual installments over the next three years.

Results of operations

Overview

Total production and net income have increased in each year from 2010 to 2012. Oil and natural gas sales and cash flow from operations decreased from 2011 to 2012 after increasing from 2010 to 2011. During 2012, revenue decreased by 4% compared to 2011 as a result of lower oil and natural gas prices, partially offset by increased oil production. Revenue in 2011 increased by 30% compared to 2010 primarily due to higher oil production and prices, partially offset by lower natural gas production and prices. As a result of these and other transactions discussed below, we had net income in 2012, 2011, and 2010 of $64.4 million, $42.0 million, and $33.7 million, respectively.

	Year ended December 31,
	2012	2011	2010
Production (MBoe)	9,118	8,655	8,050
Oil and natural gas sales (in thousands)	$509,503	$530,041	$408,561
Net income (loss) (in thousands)	$64,403	$42,048	$33,713
Cash flow from operations (in thousands)	$192,000	$259,616	$167,702

Revenues and production

The following table presents information about our oil and natural gas sales before the effects of commodity derivative settlements:

	Year ended December 31,		Percentage	Year ended December 31,	Percentage
	2012	2011	change	2010	change
Oil and natural gas sales (in thousands)
Oil (1)	$457,106	$441,801	3.5%	$305,042	44.8%
Natural gas	52,397	88,240	(40.6)%	103,519	(14.8)%

Total	$509,503	$530,041	(3.9)%	$408,561	29.7%

Production
Oil (MBbls) (1)	5,812	5,048	15.1%	4,093	23.3%
Natural gas (MMcf)	19,834	21,642	(8.4)%	23,742	(8.8)%

MBoe	9,118	8,655	5.3%	8,050	7.5%
Average sales prices (excluding derivative settlements)
Oil per Bbl (1)	$78.65	$87.52	(10.1)%	$74.53	17.4%
Natural gas per Mcf	$2.64	$4.08	(35.3)%	$4.36	(6.4)%
Average sales price per Boe	$55.88	$61.24	(8.8)%	$50.75	20.7%

(1)	Includes natural gas liquids.

Oil and natural gas revenues decreased $20.5 million, or 4%, to $509.5 million during 2012 due to a 9% decrease in the average price per Boe offset in part by a 5% increase in sales volumes. Oil production for 2012 increased compared to 2011 primarily due to our drilling activity, especially in our Cleveland Sand and NOMP Core plays, which together accounted for approximately 18% and 11% of our total oil production during 2012 and 2011, respectively. Natural gas production for 2012 decreased compared to 2011 primarily due to the decline in production in the Permian Basin Area, which accounted for approximately 18% and 20% of total natural gas production during 2012 and 2011, respectively.

Oil and natural gas revenues increased $121.5 million, or 30%, to $530.0 million during 2011 due to a 21% increase in the average price per Boe combined with an 8% increase in sales volumes.

The relative impact of changes in commodity prices and sales volumes on our oil and natural gas sales before the effects of hedging is shown in the following table:

	Year ended December 31,
	2012 vs. 2011		2011 vs. 2010
(dollars in thousands)	Sales change	Percentage change in sales	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$(51,560)	(11.6)%	$65,585	21.5%
Production	66,865	15.1%	71,174	23.3%

Total change in oil sales	$15,305	3.5%	$136,759	44.8%

Change in natural gas sales due to:
Prices	$(28,471)	(32.2)%	$(6,123)	(6.0)%
Production	(7,372)	(8.4)%	(9,156)	(8.8)%

Total change in natural gas sales	$(35,843)	(40.6)%	$(15,279)	(14.8)%

Production volumes by area were as follows (MBoe):

	Year ended			Year ended December 31,
	December 31,		Percentage		Percentage
	2012	2011	change	2010	change
Enhanced Oil Recovery Project Areas	1,368	1,156	18.3%	1,079	7.1%
Mid-Continent Area	5,690	5,037	13.0%	4,441	13.4%
Permian Basin Area	1,196	1,315	(9.0)%	1,500	(12.3)%
Other	861	1,147	(24.9)%	1,030	11.4%

Total	9,115	8,655	5.3%	8,050	7.5%

Production has been increasing in our EOR Project Areas due to our drilling and development activities. We acquired a 99% working interest in our Farnsworth Unit in November 2009 and we began CO2 injection in the Unit in December 2010. We also acquired an additional 6% working interest in our Camrick Area Units during the third quarter of 2010, thereby increasing our average working interest in these units to 60%. Our total capital investment in our EOR Project Areas was $194.4 million in 2012 compared to $91.8 million in 2011, with our primary focus in 2012 on drilling, development and exploitation activities in our North Burbank play.

The increase in production in our Mid-Continent Area is primarily due to our drilling activity. We made significant capital investments in our NOMP, Cleveland Sand and Granite Wash plays during 2012, 2011 and 2010, and these plays accounted for approximately 27%, 20%, and 13% of our total production during 2012, 2011, and 2010, respectively.

Our production in the Permian Basin Area has been decreasing primarily due to the natural decline in production from natural gas wells in the Haley Area, which accounted for approximately 4% of our total production in 2012, compared to 5% in 2011 and 9% in 2010. Due to prevailing low natural gas prices, we reduced our capital expenditures for natural gas projects during 2012 and 2011.

On May 30, 2012, we sold certain mature oil and natural gas properties located in our Velma Area in southern Oklahoma for a cash price of $37,000 subject to post-closing adjustments. Our Velma area, which is included in the line item “Enhanced Oil Recovery Project Areas” in the production table above, accounted for approximately 1% of our total production prior to the sale and in years ended December 31, 2011 and 2010.

On November 28, 2011, we sold certain oil and natural gas properties located in our Rocky Mountains area to Charger Resources, LLC for a cash price of approximately $33.1 million. Our Rocky Mountains area, which is included in the line item “Other” in the production table above, accounted for approximately 2% of our total production in each of the years ended December 31, 2011 and 2010.

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

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements, excluding early derivative monetizations, on realized prices:

	Year ended December 31,
	2012	2011	2010
Oil (per Bbl): (1)
Before derivative settlements	$78.65	$87.52	$74.53
After derivative settlements	$80.67	$76.11	$71.91
Post-settlement to pre-settlement price	102.6%	87.0%	96.5%
Natural gas (per Mcf):
Before derivative settlements	$2.64	$4.08	$4.36
After derivative settlements	$3.93	$5.65	$6.20
Post-settlement to pre-settlement price	148.9%	138.5%	142.2%

(1)	Includes natural gas liquids.

The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

	As of December 31,
(in thousands)	2012	2011	2010
Derivative assets (liabilities):
Natural gas swaps	$12,155	$30,124	$32,408
Oil swaps	3,618	(5,912)	(58,200)
Oil collars	26,231	5,049	1,509
Natural gas basis differential swaps	(1,599)	(1,268)	(5,623)

Net derivative asset (liability)	$40,405	$27,993	$(29,906)

Effective April 1, 2010, we elected to de-designate all of our commodity derivative contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively. As a result, all gains and losses from changes in the fair value of our derivative contracts subsequent to March 31, 2010 are recognized immediately in non-hedge derivative gains (losses) in the consolidated statement of operations. This can have a significant impact on our results of operations due to the volatility of the underlying commodity prices. Prior to March 31, 2010, a portion of the change in fair value was deferred through other comprehensive income. As of December 31, 2012, accumulated other comprehensive income (“AOCI”) consists of deferred net gains of $37.1 million ($23.2 million net of tax) related to discontinued cash flow hedges that will be recognized as gains from oil and natural gas hedging activities through December 2013 as the hedged production is sold.

The effects of derivative activities on our results of operations and cash flows were as follows:

	Year ended December 31,
	2012		2011		2010
(in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)
Gain (loss) from oil and natural gas hedging activities:
Oil swaps	$46,746	$—	$(27,452)	$—	$(25,399)	$(5,504)
Natural gas swaps	—	—	—	—	1,510	—

Gain (loss) from oil and natural gas hedging activities	$46,746	$—	$(27,452)	$—	$(23,889)	$(5,504)

Non-hedge derivative gains (losses):
Oil swaps and collars	$30,710	$11,761	$55,828	$(57,619)	$(8,660)	$(5,225)
Natural gas swaps and collars	(17,968)	27,184	(2,284)	42,068	(7,769)	53,728
Natural gas basis differential contracts	(331)	(1,671)	4,355	(7,940)	9,341	(10,110)
Derivative monetizations	—	—	—	—	193	7,097

Non-hedge derivative gains (losses)	$12,411	$37,274	$57,899	$(23,491)	$(6,895)	$45,490

Total gains (losses) from derivative activities	$59,157	$37,274	$30,447	$(23,491)	$(30,784)	$39,986

Our gain (loss) from oil and natural gas hedging activities during 2012, 2011, and 2010 included net gains (losses) of $46.7 million, $(27.5) million, and $(23.9) million, respectively, which were associated with derivatives for which hedge accounting was previously discontinued.

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

Total gains on derivative activities recognized in our statements of operations were $96.4 million, $7.0 million, and $9.2 million in 2012, 2011, and 2010, respectively.

Lease operating expenses

	Year ended December 31,		Percentage	Year ended December 31,	Percentage change
	2012	2011	change	2010
Lease operating expenses (in thousands)	$130,960	$121,420	7.9%	$106,127	14.4%

Lease operating expenses per Boe	$14.36	$14.03	2.4%	$13.18	6.4%

Lease operating costs are sensitive to changes in demand for field equipment, services, and qualified operational personnel, which is driven by demand for oil and natural gas. However, the timing of changes in operating costs may lag behind changes in commodity prices.

Our lease operating expenses during 2012 increased $9.5 million or 7.8% compared to 2011 primarily due to additional workovers and increased oilfield service costs associated with new wells added during 2012. On a per Boe basis, lease operating expense increased 2.4% to $14.37, reflecting the increased production levels in 2012. Workover and well work costs for operated properties increased to $29.9 million in 2012, as compared to $23.0 million in 2011, largely in our Camrick, Farnsworth, Ark-La-Tex and Permian Basin—Other areas.

Our lease operating expenses during 2011 were $121.4 million, an increase of $15.3 million or 14% (6.4% on a per Boe basis) compared to 2010. The increase was primarily due to our increased activity combined with the upward pressure on operating and service costs associated with the improvement in oil prices during 2011. Electricity and fuel costs for operated properties increased to $26.9 million in 2011, as compared to $22.8 million in 2010, primarily associated with new wells we added during 2011 and increased activity in our EOR operations. Workover and well work costs for operated properties increased to $23.0 million in 2011, as compared to $19.5 million in 2010, primarily due to a higher number of workovers being conducted in our Gulf Coast, Permian Basin—Other, Tunstill, Golden Trend, Velma, and Sho-Vel-Tum plays.

Our lease operating expenses on a BOE basis, increased from $13.18 during 2010 to $14.03 in 2011. This increase of 6% on a BOE basis was primarily the result of the increase in well workover, electricity and fuel expense, as discussed above.

Production taxes (which include ad valorem taxes)

	Year ended December 31,		Percentage	Year ended December 31,	Percentage change
	2012	2011	change	2010
Production taxes (in thousands)	$32,003	$34,321	(6.8)%	$26,495	29.5%

Production taxes per Boe	$3.51	$3.97	(11.6)%	$3.29	20.7%

Production taxes generally change in proportion to oil and natural gas sales. The 2012 decrease in production taxes from 2011 was primarily due to the 8.7% decrease in average realized prices combined with the 3.9% decrease in oil and natural gas sales. The 2011 increase in production taxes from 2010 was primarily due to the 21% increase in average realized prices combined with an 8% increase in production volumes.

Depreciation, depletion and amortization (“DD&A”) and losses on impairment

	Year ended December 31,		Percentage	Year ended December 31,	Percentage change
	2012	2011	change	2010
DD&A (in thousands):
Oil and natural gas properties	$154,788	$132,307	17.0%	$96,676	36.9%
Property and equipment	10,574	10,146	4.2%	9,567	6.1%
Accretion of asset retirement obligation	3,945	3,630	8.7%	3,260	11.3%

Total DD&A	$169,307	$146,083	15.9%	$109,503	33.4%

DD&A per Boe:
Oil and natural gas properties	$16.98	$15.29	11.1%	$12.01	27.3%
Other fixed assets	$1.59	$1.59	—	$1.59	—

Total DD&A per Boe	$18.57	$16.88	10.0%	$13.60	24.1%

We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and costs, and thus our DD&A rate could change significantly in the future. DD&A on oil and natural gas properties increased $22.5 million from 2011 to 2012, of which $15.5 million was due to a higher rate per equivalent unit of production and $7.0 million was due to the increase in production. Our DD&A rate per equivalent unit of production increased $1.69 to $16.98 per Boe primarily due to higher estimated future development costs for proved undeveloped reserves and higher cost reserve additions.

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

Our estimates of oil and natural gas reserves as of December 31, 2012, 2011, and 2010 were prepared using an average price for oil and natural gas based upon the first day of each month for the prior twelve months as required by the SEC’s Modernization of Oil and Gas Reporting and the guidance of the Financial Accounting Standard Board (“FASB”) relating to Oil and Gas Reserve Estimation and Disclosures. As of December 31, 2012, the cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties, and no additional ceiling test impairment was recorded. The PV-10 value of our reserves was estimated based on average prices of $94.71 per Bbl of oil and $2.76 per Mcf of gas for the year ended December 31, 2012.

A decline in oil and natural gas prices subsequent to December 31, 2012 could result in ceiling test write-downs in future periods. The amount of any future impairment is difficult to predict, and will depend on the average oil and gas prices during each period, the incremental proved reserves added during each period, and additional capital spent.

Impairment of other assets. In 2012, we recognized $1.5 million of impairment losses on certain of our owned drilling rigs due to our expectation that these may not sell at a price that will exceed their carrying values. Also in 2012, we recognized $0.5 million of additional impairment losses primarily related to drill pipe.

We owned an interest in the Levelland/Hockley County ethanol plant in Levelland, Texas, and we own a pipeline constructed for the sole purpose of supplying natural gas to the ethanol plant. During the fourth quarter of 2010, we determined that any future cash flows generated by either the ethanol plant or by our pipeline which supplies gas to the ethanol plant would probably not be sufficient to allow us to recover our investment in these assets. We accordingly recorded an impairment charge of $4.2 million, which included our $2.1 million investment in the ethanol plant and the $2.1 million carrying value of our pipeline assets.

General and administrative expenses (“G&A”) and litigation settlement

	Year ended December 31,		Percentage	Year ended December 31,	Percentage change
(dollars in thousands, excluding per Boe amounts)	2012	2011	change	2010
Gross G&A expenses	$67,176	$58,745	14.4%	$44,575	31.8%
Capitalized exploration and development costs	(17,364)	(16,689)	4.0%	(14,660)	13.8%

Net G&A expenses	$49,812	$42,056	18.4%	$29,915	40.6%

Average G&A cost per Boe	$5.46	$4.86	12.3%	$3.72	30.6%

Full-time office employees as of December 31	353	337	4.7%	328	2.7%

G&A expenses in 2012 increased $7.8 million from 2011, primarily due to compensation and benefit cost increases related to the competitive nature of our market and our growing operations. Expenses for non-recurring professional services for certain projects and initiatives increased, approximately $2.2 million compared to 2011. Stock-based compensation expense included in G&A for 2012 was $3.1 million.

G&A expenses in 2011 increased $12.1 million from 2010, primarily due to higher compensation, land, and legal costs caused by our heightened level of activity and our high level of investment in EOR properties. Stock-based compensation expense included in G&A for 2011 was $3.7 million.

Other income and expenses

Interest expense. The following table presents interest expense for the periods indicated:

	Year ended December 31,
(in thousands)	2012	2011	2010
Senior secured revolving credit facility	$1,193	$156	$10,119
8.5% Senior Notes due 2015	—	4,587	28,489
8.875% Senior Notes due 2017	10,420	29,756	29,675
9.875% Senior Notes due 2020	31,115	30,211	9,119
8.25% Senior Notes due 2021	33,579	28,781	—
7.625% Senior Notes due 2022	21,420	—	—
Bank fees and other interest	5,112	5,608	6,004
Capitalized interest	(4,437)	(2,379)	(2,036)

Total interest expense	$98,402	$96,720	$81,370

Average long-term borrowings	$1,166,349	$1,036,541	$968,114

Total interest expense increased in 2012 by $1.7 million, or 2%, compared to 2011 primarily due to increased levels of borrowing, partially offset by a lower weighted-average interest rate. Total interest expense increased $15.4 million in 2011, or 19%, compared to 2010 primarily due to a higher weighted-average interest rate combined with increased levels of borrowing.

Loss on extinguishment of debt. On May 2, 2012, we issued $400.0 million aggregate principal amount of 7.625% Senior Notes maturing on November 15, 2022. Net proceeds from the 7.625% Senior Notes were used to consummate a tender offer for all of our 8.875% Senior Notes due 2017, to redeem the 8.875% Senior Notes not purchased in the tender offer, and for general corporate purposes. During the second quarter of 2012, we recorded a loss of $21.7 million associated with the refinancing of our 8.875% Senior Notes, including $15.8 million in repurchase or redemption-related fees and a $5.9 million write-off of deferred financing costs and unaccreted discount.

On February 22, 2011, we issued $400.0 million aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes due 2015, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes. During the first quarter of 2011, we recorded a $20.6 million loss associated with the refinancing of our 8.5% Senior Notes due 2015, including $15.1 million in repurchase or redemption-related fees and a $5.5 million write-off of deferred financing costs.

On April 12, 2010, we entered into and closed an Eighth Restated Credit Agreement (our “senior secured revolving credit facility”). We used the proceeds available under our senior secured revolving credit facility to repay the amounts owing under our Seventh Restated Credit Agreement (our “prior credit facility”). During the year ended December 31, 2010, we recorded a loss of $2.2 million related to the write-off of prepaid bank fees associated with our prior credit facility.

Income taxes

	Year ended December 31,
(dollars in thousands)	2012	2011	2010
Current income tax expense (benefit)	$118	$179	$79
Deferred income tax expense (benefit)	37,719	35,745	23,724

Total income tax expense (benefit)	$37,837	$35,924	$23,803

Effective tax rate	37.0%	46.1%	41.4%
Total net deferred tax asset (liability)	$(35,773)	$(16,178)	$30,148

As of December 31, 2012, our federal and state net operating loss carryforwards were approximately $439.0 million and $413.0 million, respectively, and will begin to expire in 2013. As of December 31, 2012, approximately $300.0 million of the state net operating loss carryforwards have been reduced by a valuation allowance based on our assessment that it is more likely than not that a portion will not be realized. No additional adjustment was made to the valuation allowance during 2012.

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

On November 15, 2012, we issued $150.0 million aggregate principal amount of 7.625% Senior Notes due 2022 under the same indenture covering our $400.0 million issuance made on May 2, 2012. The net proceeds from the sale of the Add-on Notes were used to repay all of our outstanding indebtedness under our senior secured revolving credit facility and for general corporate purposes.

We maintain a senior revolving credit facility, which has a borrowing base of $500.0 million, that is collateralized by our oil and natural gas properties, and, following an amendment effective November 1, 2012, is scheduled to mature on November 1, 2017. We pledge our producing oil and natural gas properties to secure our senior secured revolving credit facility. The banks establish a borrowing base by making an estimate of the collateral value of our oil and natural gas properties. We have the capacity to utilize the available funds to supplement our operating cash flows as a financing source for our capital expenditures. If oil and natural gas prices decrease from the amounts used in estimating the collateral value of our oil and natural gas properties, the borrowing base may be reduced, thus reducing funds available under the borrowing base. We mitigate a potential reduction in our borrowing base caused by a decrease in oil and natural gas prices through the use of commodity derivatives.

Covenants set forth in the indentures for our Senior Notes, including the ACNTA test, limit the amount of secured debt we can incur. Certain thresholds set forth in the ACNTA test are principally reliant upon the levels of commodity prices for crude oil and natural gas at specified dates. The amount of secured debt permitted under our Senior Notes is set at a minimum of $500.0 million. We have the ability to borrow under our senior secured revolving credit facility, subject to maintaining a Current Ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0 and a Consolidated Net Debt to Consolidated EBITDAX ratio, as defined in our senior secured revolving credit facility, of not greater than 4.50 to 1.0 for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarter. As of April 1, 2013 our availability under the borrowing base was limited to $245.4 million based on the Consolidated Net Debt to Consolidated EBITDAX ratio.

Sources and uses of cash

Our net increase (decrease) in cash is summarized as follows:

	Year ended December 31,
(in thousands)	2012	2011	2010
Cash flows provided by operating activities	$192,000	$259,616	$167,702
Cash flows provided by (used in) investing activities	(423,246)	(324,998)	(264,172)
Cash flows provided by (used in) financing activities	226,476	44,860	78,164

Net increase (decrease) in cash during the period	$(4,770)	$(20,522)	$(18,306)

Substantially all of our cash flow from operating activities is from the production and sale of oil and natural gas. Cash inflows from oil and natural gas sales decreased in 2012 compared to 2011 primarily due to lower oil and natural gas prices, partially offset by increased oil production, and increased expenses and interest payments. Cash inflows from oil and natural gas sales and cash outflows for operating expenses both increased significantly from 2010 to 2011 as oil prices rose. Primarily as a result of the above activity, cash flows from operating activities decreased by 26% in 2012 from 2011 and increased by 55% from 2011 to 2010.

We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. For the years ended December 31, 2012, 2011, and 2010, cash flows provided by operating activities were approximately 38%, 76%, and 54%, respectively, of cash used for the purchase of property and equipment and oil and natural gas properties. Our capital expenditures for oil and natural gas properties during 2012 are detailed in the next section. During 2012, cash flows used in investing activities included proceeds of $46.0 million from property dispositions, including approximately $37.0 million from the sale of certain mature oil and natural gas properties located in our Velma Area in southern Oklahoma. During 2011, cash flows used in investing activities included proceeds of $33.1 million from the sale of certain non-strategic oil and natural gas properties located in our Rocky Mountains area, and proceeds of $4.4 million from the sale of the remaining assets of Green Country Supply, Inc., a wholly owned subsidiary.

We received (paid) net derivative settlements totaling $37.3 million, $(23.5) million, and $45.5 million during 2012, 2011 and 2010, respectively. Cash flows used in investing activities in 2010 included proceeds from early derivative monetizations of $7.1 million. Primarily as a result of our net capital investments and derivative settlements, cash flows used in investing activities were $423.2 million, $325.0 million, and $264.2 million during 2012, 2011, and 2010, respectively.

Net cash provided by financing activities was $226.5 million, $44.9 million, and $78.2 million, during 2012, 2011, and 2010, respectively. On May 2, 2012, we issued $400.0 million aggregate principal amount of 7.625% Senior Notes maturing on November 15, 2022. We used the net proceeds from the 7.625% Senior Notes to consummate a tender offer for all of our 8.875% Senior Notes, to redeem the 8.875% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with the issuance of the 7.625% Senior Notes and the repurchase or redemption of our 8.875%Senior Notes, we capitalized approximately $8.8 million of issuance costs related to underwriting and other fees and we expensed approximately $21.7 million of refinancing costs, including a $5.9 million non-cash write-off of deferred financing costs and unaccreted discount.

On November 15, 2012, we issued $150.0 million aggregate principal amount of 7.625% Senior Notes (the “Add-on Notes”) under the same indenture covering our $400.0 million issuance made on May 2, 2012. The net proceeds from the sale of the Add-on Notes were used to repay all of our outstanding indebtedness under our senior secured revolving credit facility and for general corporate purposes. In connection with the issuance of the Add-on Notes, we recorded a premium of $6.8 million and capitalized $3.5 million of issuance costs related to underwriting and other fees.

On February 22, 2011, we issued $400.0 million aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with the issuance of the 8.25% Senior Notes and the repurchase or redemption of our 8.5% Senior Notes, we paid approximately $8.8 million of issuance costs related to underwriting and other fees and approximately $15.1 million of repurchase and redemption-related costs.

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

On September 16, 2010 we issued $300.0 million aggregate principal amount of 9.875% Senior Notes maturing on October 1, 2020 for net proceeds of $293.0 million, less fees and other expenses of $6.6 million. As a result of our issuance of the 9.875% Senior Notes, the borrowing base under our senior secured revolving credit facility was reduced from $450.0 million to $375.0 million, and proceeds from the issuance of $206.0 million were used to pay down outstanding amounts. The remaining $80.4 million was used for working capital.

Capital expenditures

Our oil and natural gas property capital expenditure budget for 2012 was expanded during the third quarter of 2012 from $316.0 million to $443.0 million to accelerate capital investment associated with our North Burbank Unit CO2 project. Expenditures were expected to occur over the next four years have been accelerated as field-wide communication was higher than anticipated. We have also made significant acquisitions of unproved leasehold acreage in the NOMP and the Panhandle Marmaton play, and participated in incremental outside-operated drilling opportunities in the NOMP, Anadarko Cleveland Sand and Anadarko Granite Wash plays. Investing in EOR reduces near-term growth opportunities but enhances longer-term growth and is consistent with our strategy of driving near-term growth through drilling and long-term growth through EOR development. The expanded budget was funded through net cash provided by operations, borrowings under our senior secured revolving credit facility, and sales of non-strategic properties. Expanded budget dollars that were unused in various areas were reallocated to complete our drilling program in the fourth quarter.

Our actual costs incurred for 2012 and our budgeted 2013 capital expenditures for oil and natural gas properties are summarized in the following table:

	2012 Capital Expenditures
(in thousands)	EOR Project Areas	Mid-Continent Area	Permian Basin Area	Other	Total	Budgeted 2013 capital expenditures(1)
Acquisitions	$314	$40,530	$6,778	$381	$48,003	$25,000
Drilling	20,337	229,378	16,866	2,047	268,628	234,000
Enhancements	53,922	9,487	6,674	5,342	75,425	55,000
Pipeline and field infrastructure	109,517	—		—	109,517	67,000
CO2 purchases	10,291	—	—	—	10,291	20,000

Total	$194,381	$279,395	$30,318	$7,770	$511,864	$401,000

(1)

Includes $137.0 million allocated to our EOR project areas as follows: drilling of $17.0 million, enhancements of $34.0 million, pipeline and field infrastructure of $66.0 million, and CO2 purchases of $19.0 million.

In addition to the capital expenditures for oil and natural gas properties, we spent approximately $19.0 million for property and equipment during 2012.

Our actual costs incurred for 2012 and our budgeted capital expenditures for oil and natural gas properties for 2013 are summarized by area in the following table:

(in thousands)	Actual 2012 capital expenditures	Percent of total	Budgeted 2013 capital expenditures	Percent of total
Enhanced Oil Recovery Project Areas	$194,381	38%	$137,000	34%
Mid-Continent Area	279,395	55%	180,000	45%
Permian Basin Area	30,318	6%	84,000	21%
Other	7,770	1%	—	—

Total	$511,864	100%	$401,000	100%

During 2012, we increased our focus on the development of our EOR assets which is consistent with our strategy of driving near-term growth through drilling and long-term growth through EOR development. Investing in EOR reduces near-term growth opportunities but enhances longer-term growth. Our developmental and exploratory expenditures for EOR increased to $194.0 in 2012 from $88.2 million in 2011 and $37.7 million in 2010. Our oil and natural gas property capital expenditure budget for 2013 is set at $401.0 million, of which $137.0 million, or 34%, is allocated to the development of our EOR assets. In 2014, our EOR capital investments are expected to increase somewhat but remain less than incurred in 2012 and are expected to range between $75.0 million and $150.0 million in subsequent years.

We continually evaluate our capital needs and compare them to our capital resources. Our actual expenditures during 2013 may be higher or lower than our budgeted amounts. Our level of exploration and development expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows and development results, among other factors.

Senior Notes

On May 2, 2012, we issued $400,000 aggregate principal amount of 7.625% Senior Notes maturing on November 15, 2022. We used the net proceeds from the May 2, 2012 7.625% Senior Notes issuance to consummate a tender offer for all of our 8.875% Senior Notes due 2017, to redeem the 8.875% Senior Notes not purchased in the tender offer, and for general corporate purposes.

On November 15, 2012, we issued an additional $150,000 aggregate principal amount of 7.625% Senior Notes under the same indenture covering the issuance on May 2, 2102 (the “Add-on Notes”). The net proceeds from the Add-on Notes were used to repay the outstanding balance of the indebtedness under our senior secured revolving credit facility and for general corporate purposes. In connection with the sale of the Add-on Notes, we entered into a registration rights agreement in which we agree to file a registration statement with the SEC related to an offer to exchange the Add-on Notes for an issue of registered notes within 270 days of the closing date (the “Target Registration Date”). If we fail to complete the exchange offer by the Target Registration Date, we will be required to pay liquidated damages equal to 0.25% per annum of the principal amount of the notes for the first 90 days after the Target Registration Date. After the first 90 days, the rate increases an additional 0.25% for each additional 90-day period, up to a maximum of 1.0% per annum.

In connection with the issuance of the May 2, 2012 7.625% Senior Notes, we capitalized approximately $8.8 million of issuance costs related to underwriting and other fees that are amortized to interest expense using the effective interest method. In connection with the issuance of the November 15, 2012 Add-on Notes, we recorded a premium of $6.8 million and capitalized $3.5 million of issuance costs related to underwriting and other fees that are amortized to interest expense using the effective interest method.

On February 22, 2011, we issued $400.0 million aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes due 2015, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with the issuance of the 8.25% Senior Notes and the repurchase or redemption of our 8.5% Senior Notes, we capitalized approximately $8.8 million of issuance costs related to underwriting and other fees and we expensed approximately 20.6 million refinancing costs, including a $5.5 million non-cash write-off of deferred financing costs.

Senior Notes at December 31, 2012 and 2011 consisted of the following:

	December 31,
(in thousands)	2012	2011
8.875% Senior Notes due 2017	—	325,000
9.875% Senior Notes due 2020	300,000	300,000
8.25% Senior Notes due 2021	400,000	400,000
7.625 % Senior Notes due 2022	550,000	—
Discount on 8.875% Senior Notes due 2017	—	(1,658)
Discount on 9.875% Senior Notes due 2020	(5,969)	(6,441)
Premium on 7.625% Senior Notes due 2022	6,631	—

	$1,250,662	$1,016,901

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

Senior secured revolving credit facility

In April 2010, we entered into our senior secured revolving credit facility, which is collateralized by our oil and natural gas properties, and matures on April 1, 2016. The balance outstanding under our senior secured revolving credit facility at December 31, 2012 and 2011 was $25.0 million and $0.0 million, respectively. As of April 1, 2013, we have drawn down $45.0 million under our senior secured revolving credit facility.

During 2012, we had three amendments to our senior secured revolving credit facility. The Eighth Amendment to our senior secured revolving credit facility, effective April 30, 2012, amended our Asset Sale Covenant to permit the sale of certain oil and natural gas properties located in southern Oklahoma and increased our permitted ratio of Consolidated Net Debt to Consolidated EBITDAX. The Ninth Amendment to our senior secured revolving credit facility, effective May 24, 2012, changed the calculation of Consolidated EBITDAX to permit the exclusion of our reasonable and customary fees and expenses related to the refinancing of our 8.875% Senior Notes. The Tenth Amendment to our senior secured revolving credit facility, effective November 1, 2012, increased our borrowing base from $375.0 million to $500.0 million; increased the Aggregate Maximum Credit Amount from $450.0 million to $750.0 million and the maximum Aggregate Maximum Credit Amount (after giving effect to any exercise of the accordion option on the terms and conditions set forth in the senior secured revolving credit facility) to $850.0 million; extended the maturity date to November 1, 2017; reduced the applicable margins added to the Adjusted LIBO Rate for the purposes of determining the interest rate (i) on Eurodollar loans to a margin ranging from1.50% to 2.50% and (ii) on Alternate Base Rate (“ABR”) loans to a margin ranging from 0.50% to 1.50%, each depending on the utilization percentage of the conforming borrowing base; reduced commitment fees to 0.375% if less than 50% of the borrowing base is utilized; reaffirmed the borrowing base through May 1, 2013 and permitted the offering of the Add-on Notes without triggering the automatic 25% reduction of the borrowing base.

Amounts borrowed under our senior secured revolving credit facility are subject to varying rates of interest based on (1) the total outstanding borrowings in relation to the borrowing base (the “utilization percentage”) and (2) whether we elect to borrow at the Eurodollar rate or the ABR. As of December 31, 2012, the balance outstanding under our senior secured revolving credit facility was $25.0 million, all of which was subject to the Eurodollar rate.

The Eurodollar rate is computed at the Adjusted LIBO Rate, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in our senior secured revolving credit facility, plus a margin that varies depending on our utilization percentage. During 2012, the margin varied from 1.50% to 2.75%. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months, or every three months.

Interest on loans subject to the ABR is computed as the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in our senior secured revolving credit facility, plus 0.50%, or (3) the Adjusted LIBO Rate, as defined in our senior secured revolving credit facility, plus1.0%, plus a margin that varies depending on our utilization percentage. During 2012, the margin varied from 0.50% to 1.75%.

Commitment fees of 0.375% to 0.50% accrued on the unused portion of the borrowing base amount based on the utilization percentage and are included as a component of interest expense. We have the right to make prepayments of the borrowings at any time without penalty or premium.

Availability under our senior secured revolving credit facility is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. Effective November 1, 2012, our borrowing base was increased to $500.0 million through May 1, 2013.

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

Our senior secured revolving credit facility requires us to maintain a current ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our senior secured revolving credit facility, we consider the current ratio calculated under our senior secured revolving credit facility to be a useful measure of our liquidity because it includes the funds available to us under our senior secured revolving credit facility and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At December 31, 2012 and 2011, our current ratio as computed using GAAP was 0.84 and 0.74, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 3.11 and 2.91, respectively. The following table reconciles our current assets and current liabilities using GAAP to the same items for purposes of calculating the current ratio for our loan compliance:

	December 31,
(in thousands)	2012	2011
Current assets per GAAP	$163,617	$124,123
Plus—Availability under senior secured revolving credit facility	474,080	372,080
Less—Short-term derivative instruments	(42,516)	(12,840)
Less—Deferred tax asset on derivative instruments and asset retirement obligations	—	—

Current assets as adjusted	$595,181	$483,363

Current liabilities per GAAP	$194,590	$167,717
Less—Short term derivative instruments	(436)	(1,505)
Less—Short-term asset retirement obligations	(2,900)
Less—Deferred tax liability on derivative instruments and asset retirement obligations

Current liabilities as adjusted	$191,254	$166,212

Current ratio for loan compliance	3.11	2.91

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

Contractual obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2012:

(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt:
Senior secured revolving credit facility	$—	$—	$25,000	$—	$25,000
Senior Notes, including estimated interest	104,563	209,125	209,125	1,656,798	2,179,611
Other long-term notes and capital leases, including estimated interest	4,566	4,874	2,437	12,068	23,945
Commitment fees on senior secured revolving credit facility	1,875	3,750	3,464	—	9,089
Abandonment obligations	2,900	5,800	5,800	34,714	49,214
Derivative obligations	436	2,192	—	—	2,628
CO2 purchase commitments	1,397	6,263	2,578	22,648	32,886
Operating lease obligations	309	273	147	—	729
Other commitments	20,623	—	—	—	20,623

Total	$136,669	$232,277	$248,551	$1,726,228	$2,343,725

We have a long-term contract to purchase CO2 manufactured at an existing ethanol plant. As of December 31, 2012, we were purchasing approximately 14 MMcf/d of CO2 under this contract, and we expect to purchase an average of approximately 13 MMcf/d over the remainder of the contract term, which expires in May 2024. Purchases under this contract were $1.1 million, $0.5 million, and $0.3 million during 2012, 2011, and 2010, respectively. Pricing is fixed for the remainder of the contract and the contract has renewal language.

We have rights under two additional contracts with fertilizer plants under which we purchase CO2 that is restricted, in whole or in part, for use only in EOR projects. Under both contracts, the fertilizer plants retain the right to install additional equipment and use some of the CO2 to make certain fertilizer products, which could reduce the CO2 available to us. Under one of these contracts, as of December 31, 2012, we were purchasing an average of approximately 19 MMcf/d and expect our purchases to remain at that level over the remainder of the contract term, which expires in February 2021. Purchases under this contract were $1.5 million, $1.5 million, and $1.0 million during 2012, 2011, and 2010, respectively. Under the second of these contracts, we have elected to purchase 10 MMcf/d of CO2 through 2014, subject to availability. During 2012, we purchased approximately 1 MMcf/d of CO2 under this contract. Purchases under this contract, which include transportation charges, were $1.2 million, $3.1 million, and $1.3 million during 2012, 2011, and 2010, respectively. We may terminate or permanently reduce our purchase rate under this contract, which expires in 2016, at the end of any calendar year with 13 months notice. Pricing under both of these contracts is dependent on certain variable factors, including the price of oil.

On March 24, 2011, we signed a long-term contract to purchase up to 100% of CO2 emissions from an existing nitrogen fertilizer plant that produces approximately 42 MMcf/d of CO2. We intend to use these CO2 volumes for injection into our North Burbank Unit. The initial term of the contract is 20 years from commencement of operations of the compression facilities and pipeline, and the contract has renewal language. Pricing under the contract is fixed for the first five contract years and variable thereafter. Beginning no later than July 2013, and assuming the fertilizer plant produces and delivers a specified quality of CO2, we will be obligated to purchase an average of approximately 23.5 MMcf/d the first year of the contract and 35.3 MMcf/d for the remaining contract years or pay for any deficiencies at the price in effect when the minimum delivery was to have occurred. After the first ten contract years, we may permanently reduce up to 100% of our purchase rate under this contract with six months notice. We expect to purchase an average of approximately 24 MMcf/d of CO2 under this contract starting in the second quarter of 2013 and continuing for the remainder of 2013.

We have entered into operating lease agreements for the use of office space and equipment. We also rent equipment for use on our oil and natural gas properties. We have leases relating to office space and equipment that have terms of up to five years. As of December 31, 2011, total remaining payments associated with these operating leases were $0.7 million.

Other commitments that are not currently recorded on our balance sheet relate to contracts in place as of December 31, 2012, primarily for the purchase of pipe and other equipment relating to our CO2 projects, drilling rig services, and other assets. These purchases are generally expected to be finalized within the next several months and are included in our capital expenditures budget for 2013. We generally have the ability to terminate the contracts for purchase of equipment and other assets, in which case our liability would be limited to the cost incurred by the vendor up to that point. Because we do not currently anticipate canceling these contracts, the estimated payments under these contracts have been included in “Other commitments” above.

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

Our proved reserve information included in this report is based on estimates prepared by Cawley, Gillespie & Associates, Inc. and Ryder Scott Company, L.P. each independent petroleum engineers, and our engineering staff. The independent petroleum engineers evaluated approximately 85% of the estimated future net revenues of our proved reserves discounted at 10% as of December 31, 2012, and our engineering staff evaluated the remainder. We continually make revisions to reserve estimates throughout the year as additional information becomes available.

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

•

Full cost ceiling limitation. Under the full cost method, the net capitalized costs of oil and natural gas properties recorded on our balance sheet cannot exceed the estimated future net revenues discounted at 10%, adjusted for the impact of derivatives accounted for as cash flow hedges, plus the cost of unproved properties not being amortized. The ceiling calculation requires that prices and costs used to determine the estimated future net revenues exclude escalations based upon future conditions. If oil and natural gas prices decline or if we have downward revisions to our estimated reserve quantities, it is possible that write-downs of our oil and natural gas properties could occur in the future.

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

Impairment of long-lived assets. Impairment losses are recorded on property and equipment used in operations and other long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Impairment is measured based on the excess of the carrying amount over the fair value of the asset.

Assets Held for Sale. The accounting for assets held for sale is in accordance with ASC 360-10, Property, Plant and Equipment. Under this guidance, the assets are carried on the balance sheet at their carrying value or fair value less cost to sell, whichever is less.

Recent accounting pronouncements

In May 2011, the FASB issued authoritative guidance that clarifies the application of fair value measurement and disclosure requirements and changes particular principles or requirements for measuring fair value. This guidance is effective for interim and annual periods beginning after December 15, 2011, and we adopted it on January 1, 2012. There was no significant impact on our consolidated financial statements other than additional disclosures.

In June 2011, the FASB issued new authoritative guidance that requires entities that report other comprehensive income to present the components of net income and comprehensive income in either one continuous financial statement or two consecutive financial statements. It does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011, and we applied it beginning on January 1, 2012. We have elected to present the components of net income and comprehensive income in two consecutive financial statements.

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

In December 2011, the FASB issued authoritative guidance requiring entities to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The guidance is effective for interim and annual periods beginning after January 1, 2013. We will adopt the requirements with the preparation of our Form 10-Q for the quarter ending March 31, 2013, which will require additional footnote disclosures for our derivative instruments and are not expected to have a material effect on our consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oil and natural gas prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our senior secured revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration, and development activities. Based on our production for the year ended December 31, 2012, our gross revenues from oil and natural gas sales would change approximately $5.8 million for each $1.00 change in oil prices and $2.0 million for each $0.10 change in natural gas prices.

To mitigate a portion of our exposure to fluctuations in commodity prices, we enter into commodity price swaps, costless collars, and basis protection swaps.

Effective April 1, 2010, we elected to de-designate all of our commodity contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively. Therefore, the changes in fair value and settlement of all our derivative contracts subsequent to March 31, 2010 are recognized as non-hedge derivative gains (losses). This can have a significant impact on our results of operations due to the volatility of the underlying commodity prices.

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

Our outstanding oil and natural gas derivative instruments as of December 31, 2012, are summarized below:

	Oil derivatives
	Swaps		Three-way collars
				Weighted average fixed price per Bbl
	Volume MBbls	Weighted average fixed price per Bbl	Volume MBbls	Additional put option	Put	Call	Percent of production(1)
1Q 2013	255	$96.82	930	$78.06	$100.10	$114.41	81.1%
2Q 2013	255	96.87	950	77.89	99.92	114.06	81.5%
3Q 2013	255	96.78	930	77.74	99.81	114.11	83.3%
4Q 2013	255	96.65	900	77.83	99.94	114.49	85.2%
1Q 2014	—	—	330	75.91	92.54	103.08	24.3%
2Q 2014	—	—	330	75.91	92.54	103.08	20.7%
3Q 2014	—	—	330	75.91	92.54	103.08	19.9%
4Q 2014	—	—	330	75.91	92.54	103.08	19.5%

	1,020		5,030

	Natural gas swaps			Natural gas basis protection swaps
	Volume BBtu	Weighted average fixed price per Btu	Percent of production(1)	Volume BBtu	Weighted average fixed price per Btu
1Q 2013	4,200	$4.30	80.1%	4,050	$0.20
2Q 2013	4,200	4.19	78.9%	4,250	0.20
3Q 2013	4,200	4.27	84.8%	4,050	0.20
4Q 2013	4,200	4.46	91.7%	4,050	0.20
1Q 2014	2,100	4.00	45.9%	3,750	0.23
2Q 2014	2,100	3.85	41.4%	3,620	0.23
3Q 2014	2,100	3.91	40.0%	3,360	0.23
4Q 2014	2,100	4.05	39.3%	3,360	0.23

	25,200			30,490

(1)	Based on our year-end proved reserves estimated using SEC pricing.

Subsequent to December 31, 2012, we entered into the following derivative instruments:

	Crude oil enhanced swaps			Crude oil swaps		Crude oil three-way collars							Natural gas swaps
							Weighted average fixed price per Bbl
	Volume MBbls	Additional put option	Swap	Volume MBbls	Weighted average fixed price to be received	Volume MBbls	Additional put option		Put		Call		Volume BBtu	Weighted average fixed price to be received
1Q 2013	—	—	—	30,000	$93.06	—	$	—	$	—	$	—	460,000	$3.16
2Q 2013	—	—	—	65,000	93.68	—		—		—		—	830,000	3.39
3Q 2013	—	—	—	60,000	94.00	—		—		—		—	690,000	3.40
4Q 2013	—	—	—	90,000	93.73	—		—		—		—	690,000	3.61
1Q 2014	210,000	80.00	99.76	120,000	95.22	270,000		75.00		94.11		100.55	2,100,000	4.05
2Q 2014	210,000	80.00	98.94	120,000	94.16	270,000		75.00		94.11		100.55	2,160,000	3.95
3Q 2014	210,000	80.00	98.20	120,000	93.16	270,000		75.00		94.11		100.55	2,430,000	4.02
4Q 2014	210,000	80.00	97.58	120,000	92.37	270,000		75.00		94.11		100.55	2,430,000	4.18
1Q 2015	—	—	—	—	—	—		—		—		—	2,400,000	4.36
2Q 2015	—	—	—	—	—	—		—		—		—	2,400,000	4.11
3Q 2015	—	—	—	—	—	—		—		—		—	2,400,000	4.18
4Q 2015	—	—	—	—	—	—		—		—		—	2,400,000	4.33

	840,000			725,000		1,080,000							21,390,000

An enhanced swap contract consists of a standard swap contract plus a put option contract sold by us with a price below the swap. This additional put option requires us to make a payment to the counterparty if the market price is below the additional put option price. If the market price is greater than the additional put option price, the result is the same as it would have been with a standard swap contract only. By combining the swap contract with the additional put option, we are entitled to a net payment equal to the difference between the swap price and the additional put option price if the market price falls below the additional put option price. This strategy enables us to increase the swap price beyond the range of a traditional swap while defraying the associated cost with the sale of the additional put option.

Interest rates. All of the outstanding borrowings under our senior secured revolving facility as of December 31, 2012 are subject to market rates of interest as determined from time to time by the banks. We may designate borrowings under our senior secured revolving credit facility as either ABR loans or Eurodollar loans. ABR loans bear interest at a fluctuating rate that is linked to the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in the senior secured revolving credit facility, plus 1/2 of 1%, or (3) the Adjusted LIBO rate, as defined in our senior secured revolving credit facility, plus 1%. Eurodollar loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $500.0 million, equal to our borrowing base at December 31, 2012, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $5.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of independent registered public accounting firm

Board of Directors

Chaparral Energy, Inc.

We have audited the accompanying consolidated balance sheets of Chaparral Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chaparral Energy, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

April 1, 2013

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets

	December 31,
(dollars in thousands, except per share data)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$29,819	$34,589
Accounts receivable, net	77,307	64,788
Inventories, net	10,510	8,641
Prepaid expenses	3,465	3,265
Derivative instruments	42,516	12,840

Total current assets	163,617	124,123
Property and equipment—at cost, net	65,601	65,711
Oil and natural gas properties, using the full cost method:
Proved	2,860,611	2,535,404
Unevaluated (excluded from the amortization base)	162,921	22,831
Accumulated depreciation, depletion, amortization and impairment	(1,290,356)	(1,135,567)

Total oil and natural gas properties	1,733,176	1,422,668
Derivative instruments	517	16,785
Assets held for sale	5,689	—
Deferred income taxes	—	7,526
Other assets	38,952	32,920

	$2,007,552	$1,669,733

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets — continued

(dollars in thousands, except per share data)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$101,598	$68,930
Accrued payroll and benefits payable	19,655	18,818
Accrued interest payable	24,131	30,882
Revenue distribution payable	18,152	20,800
Current maturities of long-term debt and capital leases	3,746	3,078
Derivative instruments	436	1,505
Deferred income taxes	26,872	23,704

Total current liabilities	194,590	167,717
Long-term debt and capital leases, less current maturities	1,289,656	1,031,495
Derivative instruments	2,192	127
Stock-based compensation	3,042	2,788
Asset retirement obligations	46,314	43,593
Deferred income taxes	8,901	—
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $0.01 par value, 10,000,000 shares authorized 67,991 and 66,165 shares issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Class B Common stock, $0.01 par value, 10,000,000 shares authorized and 357,882 shares issued and outstanding	4	4
Class C Common stock, $0.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding	2	2
Class D Common stock, $0.01 par value, 10,000,000 shares authorized and 279,999 shares issued and outstanding	3	3
Class E Common stock, $0.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding	5	5
Class F Common stock, $0.01 par value, 1 share authorized, issued, and outstanding	—	—
Class G Common stock, $0.01 par value, 3 shares authorized, issued, and outstanding	—	—
Additional paid in capital	422,434	419,370
Retained earnings (accumulated deficit)	17,186	(47,217)
Accumulated other comprehensive income, net of taxes	23,223	51,846

	462,857	424,013

	$2,007,552	$1,669,733

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of operations

	Year ended December 31,
(in thousands)	2012	2011	2010
Revenues:
Oil and natural gas sales	$509,503	$530,041	$408,561
Gain (loss) from oil and natural gas hedging activities	46,746	(27,452)	(29,393)
Other revenues	—	4,070	4,127

Total revenues	556,249	506,659	383,295
Costs and expenses:
Lease operating	130,960	121,420	106,127
Production taxes	32,003	34,321	26,495
Depreciation, depletion and amortization	169,307	146,083	109,503
Loss on impairment of other assets	2,000	—	4,150
General and administrative	49,812	42,056	29,915
Other expenses	—	3,448	3,148

Total costs and expenses	384,082	347,328	279,338
Operating income	172,167	159,331	103,957
Non-operating income (expense):
Interest expense	(98,402)	(96,720)	(81,370)
Non-hedge derivative gains	49,685	34,408	38,595
Loss on extinguishment of debt	(21,714)	(20,592)	(2,241)
Financing costs	—	—	(1,812)
Other income	504	1,545	387

Net non-operating expense	(69,927)	(81,359)	(46,441)
Income before income taxes	102,240	77,972	57,516
Income tax expense	37,837	35,924	23,803

Net income	$64,403	$42,048	$33,713

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of comprehensive income

	Year ended December 31,
(in thousands)	2012	2011	2010
Net income	$64,403	$42,048	$33,713
Other comprehensive income (loss)
Reclassification adjustment for hedge (gains) losses included in net income	(46,746)	27,452	28,733
Unrealized loss on hedges	—	—	(1,034)
Income tax expense (benefit) related to other comprehensive income (loss)	18,123	(10,580)	(10,343)

Other comprehensive income (loss), net of tax	(28,623)	16,872	17,356

Comprehensive income	$35,780	$58,920	$51,069

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of stockholders’ equity

(dollars in thousands)	Common stock		Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total
	Shares	Amount
Balance at January 1, 2010	877,000	9	100,918	(122,978)	17,618	(4,433)
Common stock issuance for cash	475,043	5	313,226	—	—	313,231
Restricted stock issuances	51,346	—	—	—	—	—
Stock-based compensation	—	—	3,690	—	—	3,690
Net income	—	—	—	33,713	—	33,713
Other comprehensive income, net
Unrealized loss on hedges, net of taxes of $386	—	—	—	—	(648)	(648)
Reclassification adjustment for hedge losses included in net income, net of taxes of $10,729	—	—	—	—	18,004	18,004

Total comprehensive income						51,069

Balance at December 31, 2010	1,403,389	14	417,834	(89,265)	34,974	363,557
Restricted stock issuances	17,642	—	—	—	—	—
Restricted stock forfeitures	(2,295)	—	—	—	—	—
Restricted stock repurchased	(528)	—	—	—	—	—
Stock-based compensation	—	—	4,137	—	—	4,137
Modification of Time Vesting awards to liability plan	—	—	(2,640)	—	—	(2,640)
Time Vesting awards settled in restricted stock	—	—	39	—	—	39
Net income	—	—	—	42,048	—	42,048
Other comprehensive income, net
Reclassification adjustment for hedge losses included in net income, net of taxes of $10,580	—	—	—	—	16,872	16,872

Total comprehensive income						58,920

Balance at December 31, 2011	1,418,208	14	419,370	(47,217)	51,846	424,013
Restricted stock issuances	17,494	—	—	—	—	—
Restricted stock forfeitures	(14,199)	—	—	—	—	—
Restricted stock repurchased	(1,469)	—	—	—	—	—
Stock-based compensation	—	—	2,463	—	—	2,463
Time Vesting awards settled in restricted stock	—	—	601	—	—	601
Net income	—	—	—	64,403	—	64,403
Other comprehensive income, net
Reclassification adjustment for hedge gains included in net income, net of taxes of $18,123	—	—	—	—	(28,623)	(28,623)

Total comprehensive income						35,780

Balance at December 31, 2012	1,420,034	$14	$422,434	$17,186	$23,223	$462,857

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows

	Year ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities
Net income	$64,403	$42,048	$33,713
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, & amortization	169,307	146,083	109,503
Loss on impairment of other assets	2,000	—	4,150
Deferred income taxes	37,719	35,745	23,724
Unrealized loss (gain) on ineffective portion of hedges and reclassification adjustments	(46,746)	27,452	23,889
Non-hedge derivative gains	(49,685)	(34,408)	(38,595)
Loss on extinguishment of debt	21,714	20,592	2,241
Net gain on sale of assets	(149)	(1,284)	(184)
Other	2,864	3,057	2,211
Change in assets and liabilities
Accounts receivable	(12,502)	(4,762)	(6,463)
Inventories	(2,304)	328	(785)
Prepaid expenses and other assets	2,360	1,583	5,141
Accounts payable and accrued liabilities	3,988	16,519	9,452
Revenue distribution payable	(2,648)	3,577	(1,450)
Stock-based compensation	1,679	3,086	1,155

Net cash provided by operating activities	192,000	259,616	167,702
Cash flows from investing activities
Purchase of property and equipment and oil and natural gas properties	(506,787)	(339,863)	(310,125)
Proceeds from asset dispositions	46,246	38,356	445
Settlement of non-hedge derivative instruments	37,274	(23,491)	45,490
Other	21	—	18

Net cash used in investing activities	(423,246)	(324,998)	(264,172)
Cash flows from financing activities
Proceeds from long-term debt	208,561	21,724	209,533
Repayment of long-term debt	(183,482)	(24,785)	(717,561)
Proceeds from Senior Notes	556,750	400,000	293,016
Repayment of Senior Notes	(325,000)	(325,000)	—
Proceeds from equity issuance	—	—	313,231
Principal payments under capital lease obligations	(10)	(120)	(249)
Payment of debt issuance costs and other financing fees	(14,516)	(11,858)	(19,806)
Payment of debt extinguishment costs	(15,827)	(15,101)	—

Net cash provided by financing activities	226,476	44,860	78,164

Net decrease in cash and cash equivalents	(4,770)	(20,522)	(18,306)
Cash and cash equivalents at beginning of period	34,589	55,111	73,417

Cash and cash equivalents at end of period	$29,819	$34,589	$55,111

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

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of December 31, 2012, cash with a recorded balance totaling $27,732 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.

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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

We write off accounts receivable when they are determined to be uncollectible. Bad debt expense for the years ended December 31, 2012, 2011, and 2010 was $731, $179, and $17, respectively. Accounts receivable consisted of the following at December 31:

	2012	2011
Joint interests	$19,282	$16,926
Accrued oil and natural gas sales	50,814	47,667
Derivative settlements	8,013	449
Other	472	380
Allowance for doubtful accounts	(1,274)	(634)

	$77,307	$64,788

Inventories

Inventories are comprised of equipment used in developing oil and natural gas properties, oil and natural gas product inventories, and equipment for resale. Equipment inventory and inventory for resale are carried at the lower of cost or market using the average cost method. Oil and natural gas product inventories are stated at the lower of production cost or market. We regularly review inventory quantities on hand and record provisions for excess or obsolete inventory, if necessary. The provision for excess or obsolete inventory for the years ended December 31, 2012, 2011, and 2010 was $0, $602, and $810, respectively. Inventories consisted of the following at December 31:

	2012	2011
Equipment inventory	$8,047	$6,164
Oil and natural gas product	3,175	3,793
Inventory valuation allowance	(712)	(1,316)

	$10,510	$8,641

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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

Oil and natural gas properties

We use the full cost method of accounting for oil and natural gas properties and activities. Accordingly, we capitalize all costs incurred in connection with the exploration for and development of oil and natural gas reserves. Proceeds from the disposition of oil and natural gas properties are accounted for as a reduction in capitalized costs, with no gain or loss generally recognized unless such dispositions involve a significant alteration in the depletion rate. We capitalize internal costs that can be directly identified with exploration and development activities, but do not include any costs related to production, general corporate overhead or similar activities. Capitalized costs include geological and geophysical work, 3D seismic, delay rentals, drilling and completing and equipping oil and natural gas wells, including salaries, benefits, capitalized interest on qualified projects and other internal costs directly attributable to these activities.

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

Our estimates of oil and natural gas reserves as of December 31, 2012, 2011, and 2010 were prepared using an average price for oil and natural gas based upon the first day of each month for the prior twelve months as required by the SEC’s Modernization of Oil and Gas Reporting and the guidance of the Financial Accounting Standard Board (“FASB”) relating to Oil and Gas Reserve Estimation and Disclosures. As of December 31, 2012, the cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties, and no ceiling test impairment was recorded. The PV-10 value of our reserves was estimated based on average prices of $94.71 per Bbl of oil and $2.76 per Mcf of gas for the year ended December 31, 2012.

A decline in oil and natural gas prices subsequent to December 31, 2012 could result in additional ceiling test write-downs in future periods. The amount of any future impairment is difficult to predict, and will depend on the average oil and gas prices during each period, the incremental proved reserves added during each period, and additional capital spent.

Assets Held for Sale

In the fourth quarter of 2012, the Company finalized a plan to dispose of certain of the company’s owned drilling rigs by sale. The accounting for these assets is in accordance with ASC 360-10, Property, Plant and Equipment. Under this guidance, the assets are carried on the balance sheet at their carrying value or fair value less cost to sell, whichever is less. In determining fair value for the assets, management performed internal estimates of the value of the assets based on prices that would be received to sell each rig in an orderly transaction between market participants. As a result of determining fair value on the assets held for sale, an impairment loss was recorded for the year ended December 31, 2012 on certain of the assets held for sale in the amount of $1,500 which was included in the Loss on impairment of other assets in the Statements of Operations.

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

In 2012, we recognized $1,500 of impairment losses on certain of our owned drilling rigs classified as assets held for sale due to the expectation that these particular drilling rigs could not be sold at a price that would exceed their carrying values in the current market climate. We estimated the fair value of the drilling rigs using prices that would be received to sell each rig in an orderly transaction between market participants. Also in 2012, we recognized $500 of additional impairment losses primarily related to drill pipe.

We owned an interest in the Levelland/Hockley County ethanol plant in Levelland, Texas, and we own a pipeline constructed for the sole purpose of supplying natural gas to the ethanol plant. During the fourth quarter of 2010, we determined that any future cash flows generated by either the ethanol plant or by our pipeline, which supplies gas to the ethanol plant, would probably not be sufficient to allow us to recover our investment in these assets. We accordingly recorded an impairment charge of $4,150, which included our $2,042 investment in the ethanol plant and the $2,108 carrying value of our pipeline assets.

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

If applicable, we would report a liability for tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return, and would recognize interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2012 and 2011, we have not recorded a liability or accrued interest or penalties related to uncertain tax positions.

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

Environmental liabilities

We are subject to extensive federal, state and local environmental laws and regulations covering discharge of materials into the environment. Because these laws and regulations change regularly, we are unable to predict the conditions and other factors over which we do not exercise control that may give rise to environmental liabilities affecting us. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. As of December 31, 2012 and 2011, we have not accrued for or been fined or cited for any environmental violations which would have a material adverse effect upon our financial position, operating results, or cash flows.

Sale of common stock

On April 12, 2010, we closed the sale of an aggregate of 475,043 shares of our common stock to CCMP Capital Investors II (AV-2), L.P., CCMP Energy I LTD., and CCMP Capital Investors (Cayman) II, L.P. (collectively, “CCMP”). Proceeds from the sale were $313,231, net of fees and other expenses of $11,769, and were used to repay the amounts owing under our Seventh Restated Credit Agreement (our “prior credit facility”).

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

Gas balancing

In certain instances, the owners of the natural gas produced from a well will select different purchasers for their respective ownership interest in the wells. If one purchaser takes more than its rateable portion of the gas, the owners selling to that purchaser will be required to satisfy the imbalance in the future by cash payments or by allowing the other owners to sell more than their share of production. We recognize gas imbalances on the sales method and, accordingly, have recognized revenue on all production delivered to our purchasers. To the extent future reserves exist to enable the other owners to sell more than their rateable share of gas, no liability is recorded for our obligation for natural gas taken by our purchasers which exceeds our ownership interest of the well’s total production. As of December 31, 2012 and 2011, our aggregate imbalance due to under production was approximately 2,690 MMcf and 2,860 MMcf , respectively. As of December 31, 2012 and 2011, our aggregate imbalance due to over production was approximately 1,658 MMcf and 1,802 MMcf, respectively, and a liability for gas imbalances of $1,984 and $1,819, respectively, was included in accounts payable and accrued liabilities.

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

The estimated fair value of the phantom stock and RSU awards are remeasured at the end of each reporting period until settlement. The estimated fair market value of these awards is calculated based on our total asset value less total liabilities, with both assets and liabilities being adjusted to fair value in accordance with the terms of the Phantom Stock Plan and the Non-Officer Restricted Stock Unit Plan. The primary adjustment required is the adjustment of oil and natural gas properties from net book value to the discounted and risk-adjusted reserve value based on internal reserve reports priced on NYMEX forward strips. Compensation cost associated with the phantom stock awards and RSU awards is recognized over the vesting period using the straight-line method and the accelerated method, respectively.

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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

Recently adopted and issued accounting pronouncements

In May 2011, the FASB issued authoritative guidance that clarifies the application of fair value measurement and disclosure requirements and changes particular principles or requirements for measuring fair value. This guidance is effective for interim and annual periods beginning after December 15, 2011, and we adopted it on January 1, 2012. There was no significant impact on our consolidated financial statements other than additional disclosures.

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

In December 2011, the FASB issued authoritative guidance requiring entities to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The guidance is effective for interim and annual periods beginning on or after January 1, 2013. We will adopt the requirements with the preparation of our Form 10-Q for the quarter ending March 31, 2013, which will require additional footnote disclosures for our derivative instruments and are not expected to have a material effect on our consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

Note 2: Supplemental disclosures to the consolidated statements of cash flows

Supplemental disclosures to the consolidated statements of cash flows are presented below:

	Year ended December 31,
	2012	2011	2010
Net cash provided by operating activities included:
Cash payments for interest	$103,350	$85,222	$67,529
Interest capitalized	(4,437)	(2,379)	(2,036)

Cash payments for interest, net of amounts capitalized	$98,913	$82,843	$65,493

Cash (receipts) payments for income taxes	$255	$179	$(21)
Non-cash investing activities included:
Asset retirement costs capitalized	$1,079	$2,522	$1,488
Oil and natural gas properties acquired through increase (decrease) in accounts payable and accrued liabilities	$24,280	$(14,667)	$25,773
Non-cash financing activities included:
Modification of Time Vesting equity awards to liability plan	$—	$2,640	$—

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

Note 3: Property and equipment

Major classes of property and equipment consist of the following at December 31:

	2012	2011
Furniture and fixtures	$2,327	$2,115
Automobiles and trucks	13,618	12,966
Machinery and equipment	52,326	59,190
Office and computer equipment	10,603	8,823
Building and improvements	26,051	22,758

	104,925	105,852
Less accumulated depreciation and amortization	46,080	45,500

	58,845	60,352
Land	6,756	5,359

	$65,601	$65,711

Property and equipment leased under capital leases, which are included in the above amounts, consist of the following at December 31:

	2012	2011
Office and computer equipment	$1,926	$1,926
Machinery and equipment	642	642

	2,568	2,568
Less accumulated depreciation and amortization	2,241	2,175

	$327	$393

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

Note 4: Long-term debt

As of the dates indicated, long-term debt consists of the following:

	December 31,
	2012	2011
8.875% Senior Notes due 2017, net of discount of $0 and $1,658, respectively	$—	$323,342
9.875% Senior Notes due 2020, net of discount of $5,969 and $6,441, respectively	294,031	293,559
8.25% Senior Notes due 2021	400,000	400,000
7.625% Senior Notes due 2022, including premium of $6,631 and $0, respectively	556,631	—
Senior secured revolving credit facility	25,000	—
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 2.54% to 5.46%, due January 2013 through December 2028; collateralized by real property	12,596	12,116
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.00% to 6.99%, due January 2013 through October 2017; collateralized by automobiles, machinery and equipment	5,144	5,546
Capital lease obligations	—	10

	1,293,402	1,034,573
Less current maturities	3,746	3,078

	$1,289,656	$1,031,495

On March 27, 2013, we committed to borrow an additional $20,000 under our senior secured revolving credit facility and will receive the funds on April 1, 2013.

Maturities of long-term debt and capital leases, excluding premiums or discounts on our Senior Notes, are as follows as of December 31, 2012:

2013	$3,746
2014	2,098
2015	1,473
2016	732
2017	25,646
2018 and thereafter	1,259,045

$1,292,740

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

On November 15, 2012, we issued an additional $150,000 aggregate principal amount of 7.625% Senior Notes under the same indenture covering the issuance on May 2, 2102 (the “Add-on Notes”). The net proceeds from the additional 7.625% Senior Notes issuance were used to repay the outstanding balance of the indebtedness under our senior secured revolving credit facility and for general corporate purposes. In connection with the sale of the Add-on Notes, we entered into a registration rights agreement in which we agree to file a registration statement with the SEC related to an offer to exchange the Add-on Notes for an issue of registered notes within 270 days of the closing date (the “Target Registration Date”). If we fail to complete the exchange

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

offer by the Target Registration Date, we will be required to pay liquidated damages equal to 0.25% per annum of the principal amount of the notes for the first 90 days after the Target Registration Date. After the first 90 days, the rate increases an additional 0.25% for each additional 90-day period, up to a maximum of 1.0% per annum.

In connection with the issuance of the May 2, 2012 7.625% Senior Notes, we capitalized approximately $8,778 of issuance costs related to underwriting and other fees that are amortized to interest expense using the effective interest method. In connection with the issuance of the November 15, 2012 Add-on Notes, we recorded a premium of $6,750 and capitalized $3,485 of issuance costs related to underwriting and other fees that are amortized to interest expense using the effective interest method. Amortization of $119 was netted against interest expense during the year ended December 31, 2012 related to the premium and amortization of $419 was charged to interest expense during the year ended December 31, 2012 related to the issuance costs. Unamortized issuance costs of $11,844 were included in “Other assets” as of December 31, 2012.

During 2012, we recorded a $21,714 loss associated with the refinancing of our 8.875% Senior Notes, including $15,827 in repurchase or redemption-related fees and a $5,887 write-off of deferred financing costs and unaccreted discount.

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

In connection with the issuance of the 8.25% Senior Notes, we capitalized $8,785 of issuance costs related to underwriting and other fees that are amortized to interest expense using the effective interest method. Unamortized issuance costs of $7,750 and $8,329 were included in “Other assets” as of December 31, 2012 and 2011, respectively. Amortization of $579 and $456 was charged to interest expense during the year ended December 31, 2012 and 2011, respectively.

During the year ended December 31, 2011, we recorded a $20,592 loss associated with the refinancing of our 8.5% senior notes due 2015, including $15,101 in repurchase or redemption-related fees and a $5,491 write-off of deferred financing costs.

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

In connection with the issuance of the 9.875% senior notes, we recorded a discount of $6,984 and capitalized $6,796 of issuance costs related to underwriting and other fees that are amortized to interest expense using the effective interest method. Unamortized issuance costs of $5,816 and $6,275 were included in “Other assets” as of December 31, 2012 and 2011, respectively. Accretion of $472, $424, and $119 was charged to interest expense during the years ended December 31, 2012, 2011, and 2010, respectively, related to the discount, and amortization of $459, $409, and $112 was charged to interest expense during the years ended December 31, 2012, 2011, and 2010, respectively, related to the issuance costs.

On January 18, 2007, we issued $325,000 of 8.875% senior notes due 2017 at a price of 99.178% of the principal amount. The net proceeds, after underwriting and issuance costs, were used to reduce outstanding indebtedness under our revolving line of credit and for working capital. Interest on the notes is payable semi-annually on February 1 and August 1 each year beginning August 1, 2007, and the notes mature on February 1, 2017. These notes were repurchased or redeemed upon issuance of the 7.625% Senior Notes maturing on November 15, 2022 issued May 2, 2012.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

In connection with the issuance of the 8.875% senior notes, we recorded a discount of $2,671 and capitalized $7,316 of issuance costs related to underwriting and other fees that are amortized to interest expense using the effective interest method. Unamortized issuance costs of $0 and $4,552 were included in “Other assets” as of December 31, 2012 and 2011, respectively. Accretion of $86, $243, and $222 was charged to interest expense during the years ended December 31, 2012, 2011, and 2010, respectively, related to the discount, and amortization of $237, $669, and $609 was charged to interest expense during the years ended December 31, 2012, 2011, and 2010, respectively, related to the issuance costs.

The indentures governing our 9.875% senior notes due 2020, and our 8.25% senior notes due 2021, and our 7.625% senior notes due 2022 (collectively, our “Senior Notes”) contain certain covenants which limit our ability to:

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

Senior secured revolving credit facility

In April 2010, we entered into an Eighth Restated Credit Agreement (our “senior secured revolving credit facility”), which is collateralized by our oil and natural gas properties and, as amended, matures on November 1, 2017. We used the proceeds from the sale of common stock to CCMP, along with proceeds available under our senior secured revolving credit facility, to repay the amounts owing under our Seventh Restated Credit Agreement. During the year ended December 31, 2010, we wrote off deferred financing costs associated with the refinancing of our Seventh Restated Credit Agreement of $2,241, and we recorded deferred financing costs associated with the closing of our senior secured revolving credit facility of $10,909. The Eighth Amendment to our senior secured revolving credit facility, effective April 30, 2012, amended our Asset Sale Covenant to permit the sale of certain oil and natural gas properties located in southern Oklahoma and increased our permitted ratio of Consolidated Net Debt to Consolidated EBITDAX. The Ninth Amendment to our senior secured revolving credit facility, effective May 24, 2012, amended the calculation of Consolidated EBITDAX to permit the exclusion of our reasonable and customary fees related to the refinancing of our 8.875% Senior Notes. The Tenth Amendment to our senior secured revolving credit facility, effective November 1, 2012, increased our borrowing base from $375,000 to $500,000; increased the Aggregate Maximum Credit Amount from $450,000 to $750,000 and the maximum Aggregate Maximum Credit Amount (after giving effect to any exercise of the accordion option on the terms and conditions set forth in the senior secured revolving credit facility) to $850,000; extended the maturity date to November 1, 2017; reduced the applicable margins added to the Adjusted LIBO Rate for the purposes of determining the interest rate (i) on Eurodollar loans to a margin ranging from 1.50% to 2.50% and (ii) on ABR loans to a margin ranging from 0.50% to 1.50%, each depending on the utilization percentage of the conforming borrowing base; reduced commitment fees to 0.375% if less than 50% of the borrowing base is utilized; reaffirmed the borrowing base through May 1, 2013 and permitted the offering of the Add-on Notes without triggering the automatic 25% reduction of the borrowing base.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

Amounts borrowed under our senior secured revolving credit facility are subject to varying rates of interest based on (1) the total outstanding borrowings in relation to the borrowing base (the “utilization percentage”) and (2) whether we elect to borrow at the Eurodollar rate or the Alternate Base Rate (“ABR”). The entire balance outstanding at December 31, 2012 was subject to the Eurodollar rate.

The Eurodollar rate is computed at the Adjusted LIBO Rate, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in our senior secured revolving credit facility, plus a margin that varies depending on our utilization percentage. During 2012, the margin varied from 1.50% to 2.75%. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.

Interest on loans subject to the ABR is computed as the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in our senior secured revolving credit facility, plus 0.50%, or (3) the Adjusted LIBO Rate, as defined in our senior secured revolving credit facility, plus 1%, plus a margin that varies depending on our utilization percentage. During 2012, the margin varied from 0.50% to 1.75%.

Commitment fees of 0.375% to 0.50% accrue on the unused portion of the borrowing base amount, based on the utilization percentage, and are included as a component of interest expense. We have the right to make prepayments of the borrowings at any time without penalty or premium.

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

The Fourth Amendment to our senior secured revolving credit facility, effective April 1, 2011, amended the definition of Consolidated EBITDAX to permit the exclusion of our reasonable and customary fees and expenses related to the refinancing of our 8.5% Senior Notes due 2015 from the calculation of Consolidated EBITDAX.

We believe we were in compliance with all covenants under our senior secured revolving credit facility as of December 31, 2012.

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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

In December 2011, we amended our senior secured revolving credit facility to provide greater flexibility when hedging our anticipated production. The terms of the amendment allow us to protect a portion of our natural gas liquids production from price volatility using crude oil derivatives. Our outstanding derivative instruments as of December 31, 2012 are summarized below:

	Oil derivatives
	Swaps		Three-way collars
	Volume MBbls			Weighted average fixed price per Bbl
		Weighted average fixed price per Bbl	Volume MBbls	Additional put option	Put	Call
2013	1,020	$96.78	3,710	$77.88	$99.94	$114.26
2014	—	—	1,320	75.91	92.54	103.08

	1,020		5,030

	Natural gas swaps		Natural gas basis protection swaps
	Volume BBtu	Weighted average fixed price per MMBtu	Volume BBtu	Weighted average fixed price per MMBtu
2013	16,800	$4.31	16,400	$0.20
2014	8,400	3.95	14,090	0.23

	25,200		30,490

Discontinuance of cash flow hedge accounting

Effective April 1, 2010, we elected to de-designate all of our commodity derivative contracts that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively. As a result, all gains and losses from changes in the fair value of our derivative contracts subsequent to March 31, 2010 are recognized immediately in “Non-hedge derivative gains” in the consolidated statements of operations. This can have a significant impact on our results of operations due to the volatility of the underlying commodity prices. Prior to March 31, 2010, a portion of the change in fair value was deferred through other comprehensive income. As of December 31, 2012, AOCI consists of deferred net gains of $37,134 ($23,223 net of tax) that will be recognized as gains from oil and natural gas hedging activities through December 2013 as the hedged production is sold.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

Derivative activities

Gains and losses associated with cash flow hedges are summarized below.

	Year ended December 31,
	2012	2011	2010
Amount of loss recognized in AOCI (effective portion)
Oil swaps	$—	$—	$(1,034)
Income taxes	—	—	386

	$—	$—	$(648)

Amount of gain (loss) reclassified from AOCI in income (effective portion)(1)
Oil swaps	$46,746	$(27,452)	$(30,243)
Natural gas swaps		—	1,510
Income taxes	(18,123)	10,580	10,729

	$28,623	$(16,872)	$(18,004)

Loss on oil swaps recognized in income (ineffective portion)(1)	$—	$—	$(660)

(1)	Included in “Gain (loss) from oil and natural gas hedging activities” in our consolidated statements of operations.

“Gain (loss) from oil and natural gas hedging activities,” which is a component of total revenues in the consolidated statements of operations, consists of the reclassification of hedge gains (losses) on discontinued oil hedges into income and is comprised of the following:

	Year ended December 31,
	2012	2011	2010
Oil hedges
Reclassification adjustment for hedge gains (losses) included in net income	$46,746	$(27,452)	$(30,243)
Loss on ineffective portion of derivatives qualifying for hedge accounting	—	—	(660)
Natural gas hedges
Reclassification adjustment for hedge gains included in net income	—	—	1,510

	$46,746	$(27,452)	$(29,393)

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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

“Non-hedge derivative gains” in the consolidated statements of operations are comprised of the following:

	Year ended December 31,
	2012	2011	2010
Change in fair value of commodity price swaps	$(8,440)	$50,004	$8,610
Change in fair value of costless collars	21,182	3,540	(24,846)
Change in fair value of natural gas basis differential contracts	(331)	4,355	9,341
Receipts from (payments on) settlement of commodity price swaps	28,716	(16,801)	27,332
Receipts from settlement of costless collars	10,229	1,250	28,268
Payments on settlement of natural gas basis differential contracts	(1,671)	(7,940)	(10,110)

	$49,685	$34,408	$38,595

Fair value of derivative instruments

All derivative financial instruments are recorded on the balance sheet at fair value. We estimate the fair value of our derivative instruments using a combined income and market valuation methodology. Future cash flows from the derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at the LIBOR swap rate. The fair value of collars is determined using an option pricing model which takes into account market volatility as well as the inputs described above. All derivative instruments are discounted further using a rate that incorporates our nonperformance risk for derivative liabilities and our counterparties’ nonperformance risk for derivative assets. As of December 31, 2012 and 2011, the rate reflecting our nonperformance risk was 1.50% and 1.75%, respectively, and the weighted-average rate reflecting our counterparties’ nonperformance risk was approximately 0.32% and 3.38%, respectively.

The estimated fair values of derivative instruments are provided below. The carrying amounts of these instruments are equal to the estimated fair values.

	As of December 31, 2012			As of December 31, 2011
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Derivatives not designated as hedging instruments:
Natural gas swaps	$13,642	$(1,487)	$12,155	$30,124	$—	$30,124
Oil swaps	4,957	(1,339)	3,618	3,832	(9,744)	(5,912)
Oil collars	27,411	(1,180)	26,231	6,296	(1,247)	5,049
Natural gas basis differential swaps	—	(1,599)	(1,599)	—	(1,268)	(1,268)

Total derivative instruments	46,010	(5,605)	40,405	40,252	(12,259)	27,993
Less:
Netting adjustments (1)	2,977	(2,977)	—	10,627	(10,627)	—
Current portion asset (liability)	42,516	(436)	42,080	12,840	(1,505)	11,335

	$517	$(2,192)	$(1,675)	$16,785	$(127)	$16,658

(1)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

Derivative settlements outstanding were as follows at December 31:

	2012	2011
Derivative settlements receivable included in accounts receivable	$8,013	$449
Derivative settlements payable included in accounts payable and accrued liabilities	$41	$5,042

We have no Level 1 assets or liabilities as of December 31, 2012 or 2011. Our derivative contracts classified as Level 2 are valued using NYMEX forward commodity price curves and quotations provided by price index developers such as Platts. In certain less liquid markets, forward prices are not as readily available. In these circumstances, commodity swaps are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. These contracts are classified as Level 3. Due to unavailability of observable volatility data input, the fair value measurement of all our collars has been categorized as Level 3.

The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of December 31, 2012			As of December 31, 2011
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$18,599	$(4,425)	$14,174	$33,956	$(11,012)	$22,944
Significant unobservable inputs (Level 3)	27,411	(1,180)	26,231	6,296	(1,247)	5,049
Netting adjustments (1)	(2,977)	2,977	—	(10,627)	10,627	—

	$43,033	$(2,628)	$40,405	$29,625	$(1,632)	$27,993

(1)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.

Changes in the fair value of net commodity derivatives classified as Level 3 in the fair value hierarchy at December 31 were:

	For the year ended December 31,
Net derivative assets	2012	2011
Beginning balance	$5,049	$1,509
Realized and unrealized gains included in “Non-hedge derivative gains”	31,411	4,790
Settlements received	(10,229)	(1,250)

Ending balance	$26,231	$5,049

Gains relating to assets still held at the reporting date included in “Non-hedge derivative gains” for the period	$21,534	$5,049

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

Fair value of other financial instruments

The carrying values of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value for long-term debt at December 31, 2012 and 2011 approximates fair value because the rates are comparable to those at which we could currently borrow under similar terms. The carrying value and estimated market value of our Senior Notes at December 31, 2012 and 2011 were as follows:

	December 31, 2012		December 31, 2011
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
8.875% Senior Notes due 2017	$—	$—	$323,342	$326,625
9.875% Senior Notes due 2020	294,031	341,250	293,559	322,500
8.25% Senior Notes due 2021	400,000	434,000	400,000	402,400
7.625% Senior Notes due 2022	556,631	574,750	—	—

	$1,250,662	$1,350,000	$1,016,901	$1,051,525

Fair value amounts have been estimated based on quoted market prices. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

Concentrations of credit risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of derivative instruments and accounts receivable. Derivative instruments are exposed to credit risk from counterparties. We do not require collateral or other security to support the derivative instruments subject to credit risk, however, our derivative contracts have been executed with the institutions that are affiliates of our lenders, and we believe the credit risks associated with all of these institutions are acceptable. At December 31, 2012, we had significant commodity derivative net asset balances outstanding with the following counterparties:

Percentage of future hedged
Counterparty	production
JP Morgan Chase Bank, N.A.	33%
Societe Generale	16%
Royal Bank of Canada	14%
Wells Fargo	7%
Bank of Nova Scotia	7%
Macquarie Bank Limited	6%

83%

We did not post collateral under any of our derivative contracts as they are secured under our senior secured revolving credit facility. As of December 31, 2012, we had $25,000 outstanding under our senior secured revolving credit facility. Payment on our derivative contracts would be accelerated in the event of a default on our revolving credit facility. The aggregate fair value of our derivative liabilities was $5,605 at December 31, 2012.

Accounts receivable are primarily from purchasers of oil and natural gas products, and exploration and production companies who own interests in properties we operate. The industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic, industry or other conditions.

Sales of oil and natural gas to three purchasers accounted for 19.6%, 13.9% and 12.7% of total oil and natural gas revenues, excluding the effects of hedging activities, during the year ended December 31, 2012. Sales of oil and natural gas to three purchasers accounted for 15.1%, 13.6% and 10.4% of total oil and natural gas revenues, excluding the effects of hedging activities, during the year ended December 31, 2011. Sales of oil and natural gas to one purchaser accounted for 20.3% of total oil and natural gas revenues, excluding the effects of hedging activities, during the year ended December 31, 2010. If we were to lose a purchaser, we believe we could replace it with a substitute purchaser.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

Note 6: Asset retirement obligations

Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the years ended December 31, 2012 and 2011 were escalated using an annual inflation rate of 2.95% in each period, and discounted using our credit-adjusted risk-free interest rate of approximately 7.1% and 8.6%, respectively. These estimates may change based upon future inflation rates and changes in statutory remediation rules. See Note 1 for additional information regarding our accounting policies for fair value measurements.

The following table provides a summary of our asset retirement obligation activity during the years ended December 31, 2012 and 2011.

	For the year ended December 31,
	2012	2011
Beginning balance	$46,493	$41,695
Liabilities incurred in current period	1,079	2,522
Liabilities settled in current period	(2,303)	(1,354)
Accretion expense	3,945	3,630

	49,214	46,493
Less current portion	2,900	2,900

	$46,314	$43,593

We have funds held in escrow that are legally restricted for certain of our asset retirement obligations. The balance of this escrow account was $1,631 and $1,653 at December 31, 2012 and 2011, respectively, and is included in “Other assets” in our consolidated balance sheets. We are entitled to make quarterly withdrawals from the plugging escrow account equal to one-half of the interest earnings for the period and as reimbursement for actual plugging and abandonment expenses incurred on the North Burbank Unit, provided that written documentation has been provided. The balance is not intended to reflect our total future financial obligation for the plugging and abandonment of these wells.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

Note 7: Income taxes

Income tax expense (benefit) consists of the following for the years ended December 31:

	2012	2011	2010
Current tax expense (benefit)
Federal tax benefit	$(23)	$(21)	$(16)
State tax expense	141	200	95

Current tax expense	118	179	79
Deferred tax expense
Federal tax expense	35,579	27,290	19,712
State tax expense	2,140	8,455	4,012

Deferred tax expense	37,719	35,745	23,724

	$37,837	$35,924	$23,803

Income tax expense (benefit) differed from amounts computed by applying the U.S. Federal income tax rate as follows for the years ended December 31:

	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.1%	3.6%	5.5%
Statutory depletion	(0.04)%	(0.5)%	(0.7)%
Valuation allowance	—	7.3%	—
Other	(0.04)%	0.7%	1.6%

Effective tax rate	37.0%	46.1%	41.4%

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

Components of the deferred tax assets and liabilities are as follows at December 31:

	2012	2011
Deferred tax assets related to
Asset retirement obligations	$8,496	$7,386
Accrued expenses, allowance and other	10,129	9,755
Net operating loss carryforwards
Federal	153,709	142,920
State	16,339	13,097
Statutory depletion carryforwards	2,242	2,107
Alternative minimum tax credit carryforwards	308	308

	191,223	175,573
Less valuation allowance	(11,858)	(11,858)

Deferred tax asset	179,365	163,715
Deferred tax liabilities related to
Derivative instruments	(32,438)	(52,698)
Property and equipment	(181,489)	(125,737)
Inventories	(1,211)	(1,458)

Deferred tax liability	(215,138)	(179,893)

Net deferred tax liability	(35,773)	(16,178)
Less net current deferred tax liability	(26,872)	(23,704)

Long-term deferred tax asset (liability)	$(8,901)	$7,526

Approximately $33,066 and $28,699 of the current deferred tax liability at December 31, 2012 and 2011, respectively, relates to our short-term derivative instruments. Additionally, approximately $1,015 and $1,015 of the current deferred tax liability relates to asset retirement obligations at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, taxes receivable of $245 and $56, respectively, are included in accounts receivable.

We have federal net operating loss carryforwards of approximately $439,000 at December 31, 2012, portions of which will begin to expire in 2018 if unused. At December 31, 2012, we have state net operating loss carryforwards of approximately $413,000, which will begin to expire in 2013. In addition, at December 31, 2012 we had tax percentage depletion carryforwards of approximately $6,400, which are not subject to expiration.

At December 31, 2012, approximately $300,000 of the state net operating loss carryforwards have been reduced by a valuation allowance based on our assessment that it is more likely than not that a portion will not be realized. No adjustment to the valuation allowance was recorded during 2012.

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

The estimated fair market value of phantom stock and RSU awards is calculated based on our total asset value less total liabilities, with both assets and liabilities being adjusted to fair value in accordance with the terms of the Plans. The primary adjustment required is the adjustment of oil and natural gas properties from net book value to the discounted and risk adjusted reserve value based on internal reserve reports priced on NYMEX forward strips.

A summary of our phantom stock and RSU activity during the three years ended December 31, 2012 is presented in the following table:

	Phantom Plan			RSU Plan
	Weighted average grant date fair value	Phantom shares	Vest date fair value	Weighted average grant date fair value	Restricted Stock Units
	(per share)			(per share)
Unvested and outstanding at January 1, 2010	$12.77	175,482		$—	—
Granted	$23.93	18,841		$—	—
Vested	$9.17	(59,652)	$1,442	$—	—
Forfeited	$13.63	(7,812)		$—	—

Unvested and outstanding at December 31, 2010	$16.04	126,859		$—	—
Granted	$18.55	37,316		$—	—
Vested	$17.91	(17,064)	309	$—	—
Forfeited	$16.98	(21,343)		$—	—

Unvested and outstanding at December 31, 2011	$16.37	125,768		$—	—
Granted	$—	—		$17.07	177,026
Vested	$14.38	(26,908)	431	$—	—
Forfeited	$17.18	(14,096)		$16.80	(25,117)

Unvested and outstanding at December 31, 2012	$16.87	84,764		$17.12	151,909

Payments for phantom shares totaled $434, $306, and $1,445 in 2012, 2011, and 2010, respectively. Based on an estimated fair value of $12.86 per phantom share and RSU as of December 31, 2012, the aggregate intrinsic value of the unvested phantom shares and RSUs outstanding was $3,044.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

2010 Equity Incentive Plan

We adopted the Chaparral Energy, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) on April 12, 2010. The 2010 Plan reserves a total of 86,301 shares of our class A common stock for awards issued under the 2010 Plan. All of our or our Affiliated Entities’ employees, officers, directors, and consultants, as defined in the 2010 Plan, are eligible to participate in the 2010 Plan. The awards granted under the 2010 Plan consist of shares that are subject to service vesting conditions (the “Time Vested” awards) and shares that are subject to market and Performance Vested conditions (the “Performance Vested” awards).

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

The Performance Vested awards vest in the event of a Transaction, as defined in the agreements, whereby CCMP’s net proceeds from the Transaction yield certain target returns on investment, as shown in the following table:

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

The estimated fair value of our common equity per share, after a 23% discount for lack of control and a 22% discount for lack of marketability, was considered to be the fair value of the Time Vested awards granted during 2012. A combined income and market valuation methodology was used to estimate the fair value of our common equity per share. The estimated fair value of our common equity per share, after a 23% discount for lack of control and a 20% discount for lack of marketability, was considered to be the fair value of the Time Vested awards granted during 2011. The price paid by CCMP for our class E common stock on April 12, 2010, was considered to be the fair value of the Time Vested awards granted during 2010.

The Monte Carlo simulation method was used to value the Performance Vested awards. A Monte Carlo simulation allows for the analysis of a complex security through statistical measures applied to a model that is simulated thousands of times to build distributions of potential outcomes. The variables and assumptions used in this calculation were as follows:

	2012	2011	2010
Risk free interest rate	0.25% to 1.21%	0.29% to 3.04%	0.44% to 3.65%
Expected volatility	42% to 50%	45%	55%
Expected life	6 years	7 years	8 years
Expected dividends	$—	$—	$—

Our expected volatility was calculated based on the average of the historical stock price volatility and the volatility implicit in the prices of the options or other traded financial instruments of our peer group. In 2012, our peer group consisted of Berry Petroleum Co., Concho Resources, Inc., Continental Resources, Inc., Denbury Resources, Inc., Pioneer Natural Resources Co., Sandridge Energy, Inc., Laredo Petroleum Holdings, Inc., and Whiting Petroleum Corp. In 2011, our peer group consisted of the following oil and gas exploration and production companies: Berry Petroleum Co., Concho Resources, Inc., Continental Resources, Inc., Denbury Resources, Inc., Encore Energy Partners, LP, Pioneer Natural Resources Co., Sandridge Energy, Inc., Venoco, Inc., and Whiting Petroleum Corp. In 2010, our expected volatility was calculated based on the average historical stock

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

price volatility of our peer group, which consisted of the following oil and gas exploration and production companies: Berry Petroleum Co., Cabot Oil & Gas Corporation, Comstock Resources, Inc., Concho Resources, Inc., Continental Resources, Inc., Denbury Resources, Inc., Encore Energy Partners, LP, EXCO Resources, Inc., and Whiting Petroleum Corp.

Effective June 28, 2011, our board of directors modified the terms of the Time Vested awards to allow all participants in the 2010 Plan to elect, upon vesting of their Time Vested awards, to have us withhold shares having a fair market value greater than the minimum statutory withholding amounts for income and payroll taxes that would be due with respect to such vested shares. This modification changed the classification of the Time Vested awards from equity to liability awards and resulted in a reclassification from additional paid-in capital to stock-based compensation liabilities of $2,640. These awards are remeasured to fair value at the end of each reporting period. Because the modification did not affect the fair value of the awards or the number of awards expected to vest, no incremental compensation cost was recorded as a result of the modification.

Effective January 1, 2013, we amended and restated all outstanding Performance Vested awards to reflect that (i) those shares which would vest if CCMP receives net proceeds from a Transaction that yields a return of at least 400% per share were removed from the initial Performance Vested awards and an equal amount were granted effective as of January 1, 2013 under Time Vesting awards; and (ii) the remaining number of shares subject to the initial Performance Vested awards were reallocated among the five targets for vesting. These vesting targets will apply for any new grants of Performance Vested awards. Any shares of Performance Vested awards not vested on a Separation Date will be forfeited as of the Separation Date.

Return on Investment Target	Target Shares Vested
175% per share	20% of shares multiplied by the Vesting Fraction
200% per share	20% of shares multiplied by the Vesting Fraction
250% per share	20% of shares multiplied by the Vesting Fraction
300% per share	20% of shares multiplied by the Vesting Fraction
350% per share	20% of shares multiplied by the Vesting Fraction

A summary of our Time and Performance award activity during the three years ended December 31, 2012 is presented in the following table:

	Time Vested			Performance Vested
	Weighted average grant date fair value	Restricted shares	Vest date fair value	Weighted average grant date fair value	Restricted shares
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2010	$—	—		$—	—
Granted	$684.15	10,049		$295.10	41,297
Vested	$—	—	$—	$—	—
Forfeited	$—	—		$—	—

Unvested and outstanding at December 31, 2010	$684.15	10,049		$295.10	41,297
Granted	$674.33	4,030		$307.00	13,612
Vested	$684.15	(2,010)	$1,351	$—	—
Forfeited	$684.15	(484)		$295.10	(1,811)

Unvested and outstanding at December 31, 2011	$680.74	11,585		$298.15	53,098
Granted	$572.70	2,444		$394.00	15,050
Vested	$681.41	(2,673)	$1,980	$—	—
Forfeited	$684.43	(1,875)		$295.96	(12,324)

Unvested and outstanding at December 31, 2012	$651.97	9,481		$298.15	55,824

We repurchased and canceled 1,469 and 528 vested shares, primarily for tax withholding in 2012 and 2011, respectively, and we expect to repurchase approximately 1,000 restricted shares vesting during the next twelve months. Payments for Time Vested restricted shares totaled $952 and $355 in 2012 and 2011, respectively. Based on an estimated fair value of $626.00 per Time Vested restricted share as of December 31, 2012, the aggregate intrinsic value of the unvested Time Vested restricted shares outstanding was $5,935.

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

	2012	2011	2010
Stock-based compensation cost	$4,982	$6,042	$3,980
Less: stock-based compensation cost capitalized	(1,917)	(2,295)	(1,380)

Stock-based compensation expense	$3,065	$3,747	$2,600

Recognized tax benefit associated with stock-based compensation	$1,230	$1,547	$1,076

As of December 31, 2012 and 2011, accrued payroll and benefits payable included $2,636 and $2,359, respectively, for stock-based compensation costs expected to be settled within the next twelve months. Unrecognized stock-based compensation cost of approximately $7,497 is expected to be recognized over a weighted-average period of 2.3 years.

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

•	Other than pursuant to the exercise of preemptive rights, CHK Energy Holdings may not acquire more than 25% of our outstanding common stock.

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

•

Prior to a Qualified IPO and except in limited circumstances, CHK Energy Holdings is restricted from selling its common stock before the 30 month anniversary of the Closing Date, and any sales thereafter (but before a Qualified IPO) will be subject to the ROFO provisions.

•

If our common stock is not listed on a national securities exchange after August 15, 2011, Altoma may request to transfer its shares pursuant to a demand registration, but only after Altoma first offers such shares to the Company, and then to CHK Energy Holdings, Fischer and CCMP in accordance with the procedures set forth in the Stockholders Agreement.

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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

Summary of changes in common stock

The following is a summary of the changes in our common shares outstanding during the years ended December 31, 2012 and 2011:

	Common Stock
	Class A	Class B	Class C	Class D	Class E	Class F	Class G	Shares outstanding on April 11, 2010	Total
Shares issued at January 1, 2010	—	—	—	—	—	—	—	877,000	877,000
Change in classification	—	357,882	209,882	279,999	29,234	—	3	(877,000)	—
Common stock issuance for cash	—	—	—	—	475,042	1	—	—	475,043
Restricted stock issuances	51,346	—	—	—	—	—	—	—	51,346

Shares issued at January 1, 2011	51,346	357,882	209,882	279,999	504,276	1	3	—	1,403,389
Restricted stock issuances	17,642	—	—	—	—	—	—	—	17,642
Restricted stock forfeitures	(2,295)	—	—	—	—	—	—	—	(2,295)
Restricted stock repurchased	(528)	—	—	—	—	—	—	—	(528)

Shares issued at December 31, 2011	66,165	357,882	209,882	279,999	504,276	1	3	—	1,418,208
Restricted stock issuances	17,494	—	—	—	—	—	—	—	17,494
Restricted stock forfeitures	(14,199)	—	—	—	—	—	—	—	(14,199)
Restricted stock repurchased	(1,469)	—	—	—	—	—	—	—	(1,469)

Shares issued at December 31, 2012	67,991	357,882	209,882	279,999	504,276	1	3	—	1,420,034

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

Note 10: Related party transactions

Transactions with Chesapeake Energy Corporation

CHK Energy Holdings, Inc., an indirect wholly owned subsidiary of Chesapeake Energy Corporation (“Chesapeake”), owns approximately 20% of our outstanding common stock. We participate in ownership of properties operated by Chesapeake, and we received revenues and incurred joint interest billings on these properties as follows:

	Year ended December 31,
	2012	2011	2010
Revenues	$3,625	$5,028	$6,395
Joint interest billings	$(4,896)	$(1,764)	$(5,111)

In addition, Chesapeake participates in ownership of properties operated by us, and we paid revenues and recorded joint interest billings to Chesapeake on these properties as follows:

	Year ended December 31,
	2012	2011	2010
Revenues	$(4,084)	$(2,834)	$(1,553)
Joint interest billings	$9,785	$4,056	$1,765

Amounts receivable from and payable to Chesapeake were as follows:

	As of December 31,
	2012	2011
Receivable from Chesapeake	$2,071	$223
Payable to Chesapeake	$864	$207

Chesapeake has disclosed its intention to sell all of its equity interest in us. The sale by Chesapeake will be subject to the terms and conditions of the Stockholders Agreement described in Note 9, including the restrictions on its ability to sell its equity interest.

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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

Note 11: Retirement benefits

We provide a 401(k) retirement plan for all employees, and we match employee contributions 100%, up to 6% of each employee’s gross wages. At December 31, 2012, 2011, and 2010, there were 661, 625, and 595 employees, respectively, participating in the plan. Our contribution expense was $2,809, $2,390, and $2,360 for the years ended December 31, 2012, 2011 and 2010, respectively.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

Note 12: Divestitures

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

On November 7, 2011, we sold substantially all the remaining assets of Green Country Supply Inc., a wholly owned subsidiary, for a cash price of $4,433. We recorded a gain on the sale of $2,630, which is included in “Other income” on the consolidated statement of operations.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

Note 13: Commitments and contingencies

Standby letters of credit (“Letters”) available under our senior secured revolving credit facility are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had various Letters outstanding totaling $920 and $2,920 as of December 31, 2012 and 2011, respectively. Interest on each Letter accrues at the lender’s prime rate for all amounts paid by the lenders under the Letters. No amounts were paid by the lenders under the Letters, therefore we paid no interest on the Letters during the years ended December 31, 2012, 2011, or 2010.

We have a long-term contract to purchase CO2 manufactured at an existing ethanol plant. As of December 31, 2012, we were purchasing approximately 14 MMcf/d of CO2 under this contract, and we expect to purchase an average of approximately 13 MMcf/d over the fifteen-year contract term, which expires in May 2024. Purchases under this contract were $1,099, $481, and $305 during 2012, 2011, and 2010, respectively. Pricing is fixed for the remainder of the contract and the contract has renewal language.

We have rights under two additional contracts with fertilizer plants under which we purchase CO2 that is restricted in whole or in part, for use only in EOR projects. Under both of these contracts, the fertilizer plant reserves the right to install additional equipment and use some of the CO2 to make certain fertilizer products, which could reduce our CO2 purchases. Under one of these contracts, as of December 31, 2012, we were purchasing an average of approximately 19 MMcf/d and expect our purchases to remain at that level over the remainder of the contract term, which expires in February 2021. Purchases under this contract were $1,518, $1,465, and $961 during 2012, 2011, and 2010, respectively. Under the second of these contracts, we have elected to purchase 10 MMcf/d of CO2 through 2014, subject to availability. During 2012, we were purchasing approximately 1 MMcf/d of CO2 under this contract. Purchases under this contract, which include transportation charges, were $1,243, $3,065, and $1,310 during 2012, 2011, and 2010, respectively. The contract expires in 2016. We may terminate or permanently reduce our purchase rate under this contract at the end of any calendar year with 13 months notice. Pricing under both of these contracts is dependent on certain variable factors, including the price of oil.

On March 24, 2011, we signed a long-term contract to purchase up to 100% of CO2 emissions from an existing nitrogen fertilizer plant in Coffeyville, Kansas that produces approximately 42 MMcf/d of CO2. We intend to use these CO2 volumes for injection into our North Burbank Unit. The initial term of the contract is 20 years from commencement of operations of the compression facilities and pipeline, and the contract has renewal language. Pricing under the contract is fixed for the first five contract years and variable thereafter. Beginning no later than July 2013, and assuming the fertilizer plant produces and delivers a specified quality of CO2, we will be obligated to purchase an average of approximately 24 MMcf/d the first year of the contract and 35 MMcf/d for the remaining contract years or pay for any deficiencies at the price in effect when the minimum delivery was to have occurred. After the first ten contract years, we may permanently reduce up to 100% of our purchase rate under this contract with six months’ notice. We expect to purchase an average of approximately 24 MMcf/d of CO2 under this contract beginning on April 1, 2013 and for the remainder of 2013.

Based on current prices, our estimated minimum purchase obligations under our CO2 contracts are as follows:

2013	$1,397
2014	4,974
2015	1,289
2016	1,289
2017	1,289
2018 and thereafter	22,648

$32,886

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

We have entered into operating lease agreements for the use of office space and equipment. We also rent equipment used on our oil and natural gas properties. Rent expense for the years ended December 31, 2012, 2011, and 2010 was $8,144, $6,715, and $4,647, respectively. We have leases relating to office space and equipment that have terms of up to five years. As of December 31, 2012, total remaining payments associated with these operating leases were $729.

We have entered into change of control severance agreements under which our officers are entitled to receive certain severance benefits. The severance payment will be paid in equal monthly installments over a period of months as calculated under the terms of the agreement and will be equal to a set multiplier times the sum of (A) the officer’s base salary as in effect immediately prior to his or her termination date, plus (B) the officer’s bonus for the full year in which the termination date occurred.

Naylor Farms, Inc. v. Chaparral Energy, L.L.C.

On June 7, 2011, Naylor Farms, Inc. (the “Plaintiff”), filed a complaint against us, alleging claims on behalf of itself and non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging damages in excess of $5,000. The Plaintiff also requests allowable interest, punitive damages, cancellation of leases, other equitable relief, and an award of attorney fees and costs. We have denied liability on the claims and raised arguments and defenses that, if accepted by the Court, will result in no loss to us. The matter is currently stayed pending resolution of unrelated cases currently on appeal with the U.S. Court of Appeals for the Tenth Circuit. These cases are expected to influence the ruling on class certification in the Plaintiff’s case. At the time that the matter was stayed no class had been certified and discovery was ongoing. As such, we are not yet able to estimate a possible loss, or range of possible loss, if any.

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

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

Note 14: Oil and natural gas activities

Our oil and natural gas activities are conducted entirely in the United States. Costs incurred in oil and natural gas producing activities are as follows for the years ended December 31:

	2012	2011	2010
Property acquisition costs
Proved properties	$1,108	$1,024	$32,458
Unproved properties	46,895	15,795	9,062

Total acquisition costs	48,003	16,819	41,520
Development costs	409,429	250,182	251,564
Exploration costs(1)	54,432	57,016	34,180

Total	$511,864	$324,017	$327,264

(1)	Includes $52,188 and $33,030 of EOR costs in 2012 and 2011, respectively.

Depreciation, depletion, and amortization expense of oil and natural gas properties was $154,788, $132,307, and $96,676 for the years ended December 31, 2012, 2011, and 2010, respectively. The average depreciation, depletion and amortization rate per equivalent unit of production was $16.98, $15.29, and $12.01 for the years ended December 31, 2012, 2011, and 2010, respectively.

Oil and natural gas properties not subject to amortization consist of the cost of unevaluated properties and seismic costs associated with specific unevaluated properties. Of the $162,921 of unproved property costs at December 31, 2012 being excluded from the amortization base, $136,652, $16,377, and $4,567 were incurred in 2012, 2011, and 2010, respectively, and $5,325 was incurred in prior years. These costs are primarily seismic, pipeline, and lease acquisition costs. We expect to complete our evaluation for the majority of these costs relating to non-EOR properties within the next two to five years.

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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

Our oil and natural gas reserves are attributable solely to properties within the United States. A summary of the changes in our quantities of proved oil and natural gas reserves for the three years ended December 31, 2012 are as follows:

	Oil (MBbls)(1)	Natural Gas (MMcf)	Total (MBoe)
Balance at January 1, 2010	89,469	314,430	141,874
Purchase of minerals in place	1,352	17,166	4,213
Sales of minerals in place	—	(6)	(1)
Extensions and discoveries	4,767	37,914	11,086
Revisions	(2,694)	(10,542)	(4,451)
Improved recoveries	4,611	—	4,611
Production	(4,093)	(23,742)	(8,050)

Balance at December 31, 2010	93,412	335,220	149,282
Purchase of minerals in place	241	822	378
Sales of minerals in place	(2,355)	(7,134)	(3,544)
Extensions and discoveries	6,362	40,896	13,178
Revisions	6,711	(12,882)	4,564
Improved recoveries	1,057	—	1,057
Production	(5,048)	(21,642)	(8,655)

Balance at December 31, 2011	100,380	335,280	156,260
Purchase of minerals in place	—	57	9
Sales of minerals in place	(2,694)	(6,608)	(3,795)
Extensions and discoveries	7,117	37,256	13,326
Revisions(2)	3,410	(89,036)	(11,429)
Improved recoveries	842	—	842
Production	(5,812)	(19,834)	(9,118)

Balance at December 31, 2012	103,243	257,115	146,095

Proved developed reserves:
January 1, 2010	55,861	228,006	93,862

December 31, 2010	55,607	257,754	98,566

December 31, 2011	62,450	226,008	100,118

December 31, 2012	63,956	185,826	94,927

Proved undeveloped reserves:
January 1, 2010	33,608	86,424	48,012

December 31, 2010	37,805	77,466	50,716

December 31, 2011	37,930	109,272	56,142

December 31, 2012	39,287	71,289	51,169

(1)	Includes natural gas liquids.
(2)	The downward revision in our oil and natural gas reserves during 2012 was primarily due to a decrease in SEC pricing for oil from $96.19 as of December 31, 2011 to $94.71 as of December 31, 2012 and a decrease in our natural gas SEC pricing from $4.11 as of December 31, 2011 to $2.76 as of December 31, 2012. SEC pricing was computed using the 12-month unweighted average of the first-day-of-the-month commodity prices as required by SEC rules.

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

For 2012, 2011, and 2010, future cash inflows used in the standardized measure calculation were estimated by applying a twelve-month average price for oil and natural gas, adjusted for location and quality differences, to the estimated future production of year-end proved reserves. Future cash inflows do not reflect the impact of future production that is subject to open hedge positions (see Note 5, “Derivative activities and fair value measurements”). Future cash inflows were reduced by estimated future development, abandonment and production costs based on year-end costs in order to arrive at net cash flows before tax. Future income tax expense has been computed by applying year-end statutory tax rates to aggregate future pre-tax net cash flows reduced by the tax basis of the properties involved and tax carryforwards. GAAP requires the use of a 10% discount rate and prices and costs excluding escalations based upon future conditions.

In general, management does not rely on the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable and possible as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	For the year ended December 31,
	2012	2011	2010
Future cash flows	$9,690,171	$10,737,829	$8,614,519
Future production costs	(3,737,069)	(4,061,713)	(3,448,904)
Future development and abandonment costs	(1,172,786)	(1,202,438)	(1,054,771)
Future income tax provisions	(1,223,036)	(1,653,666)	(1,211,143)

Net future cash flows	3,557,280	3,820,012	2,899,701
Less effect of 10% discount factor	(2,033,599)	(2,222,100)	(1,663,675)

Standardized measure of discounted future net cash flows	$1,523,681	$1,597,912	$1,236,026

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements

(dollars in thousands, unless otherwise noted)

Future cash flows as shown above were reported without consideration for the effects of cash flow hedges outstanding at each period end. We discontinued the use of hedge accounting effective April 1, 2010.

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	For the year ended December 31,
	2012	2011	2010
Beginning of year	$1,597,912	$1,236,026	$971,364
Sale of oil and natural gas produced, net of production costs	(346,627)	(374,300)	(275,939)
Net changes in prices and production costs	(206,640)	538,466	512,006
Extensions and discoveries	224,903	224,027	166,330
Improved recoveries	14,204	17,969	69,181
Changes in future development costs	(18,184)	(238,881)	(236,031)
Development costs incurred during the period that reduced future development costs	118,502	166,161	84,327
Revisions of previous quantity estimates	(192,894)	77,588	(66,781)
Purchases and sales of reserves in place, net	(54,070)	(40,662)	63,205
Accretion of discount	214,794	169,679	124,480
Net change in income taxes	166,238	(177,142)	(181,858)
Changes in production rates and other	5,543	(1,019)	5,742

End of year	$1,523,681	$1,597,912	$1,236,026

The following prices before field differentials were used in determining future net revenues related to the standardized measure calculation:

	2012	2011	2010
Oil (per Bbl)	$94.71	$96.19	$79.43
Natural gas (per Mcf)	$2.76	$4.11	$4.38

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. Based on their evaluation as of the end of the fiscal year ended December 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides information regarding our executive officers and directors. Our board of directors currently consists of five members: Mark A. Fischer, Charles A. Fischer, Jr., Domenic J. Dell’Osso, Christopher Behrens, and Kyle Vann. Mark A. Fischer is a full-time employee.

Name	Age	Position
Mark A. Fischer	63	Chairman, Chief Executive Officer and President
K. Earl Reynolds	52	Chief Operating Officer and Executive Vice President
Joseph O. Evans	58	Chief Financial Officer and Executive Vice President
David J. Ketelsleger	48	Senior Vice President and General Counsel
Jeffrey M. Gutman	47	Senior Vice President—Chief Corporate Development Officer
G. Don Culpepper, Jr.	54	Senior Vice President—Corporate Drilling Manager
James M. Miller	50	Senior Vice President—Mid-Continent Region Manager
Scott C. Wehner	54	Senior Vice President—EOR Business Unit Manager
Jeffery D. Dahlberg	54	Senior Vice President—Southern Region Manager
Charles A. Fischer, Jr.	64	Director
Domenic J. Dell’Osso	36	Director
Christopher Behrens	51	Director
Kyle Vann	65	Director

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

K. Earl Reynolds, Chief Operating Officer and Executive Vice President, joined the Company in February 2011. From 2000 through 2010, Mr. Reynolds was actively involved in international operations and strategic planning for Devon Energy, most recently serving as Senior Vice President—Strategic Development, and was responsible for tactical planning, budgeting, coordination of acquisitions and divestitures, and oversight of the company’s assessment of oil and natural gas reserves. Prior to Devon Energy, Mr. Reynolds’ career included several key leadership roles in domestic and international operations with companies such as Burlington Resources and Mobil Oil. Mr. Reynolds is registered as a Professional Engineer and a member of the Society of Petroleum Engineers. He has served on the board of directors for several non-profit organizations in Houston and Oklahoma City. Mr. Reynolds holds a Master of Science degree in Petroleum Engineering from the University of Houston and a Bachelor of Science degree in Petroleum Engineering from Mississippi State University.

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

David J. Ketelsleger, Sr. Vice President and General Counsel, joined Chaparral in November, 2012 and oversees the Legal, Human Resources, Land Administration, Acquisitions & Divestitures, Marketing, and Environmental Health and Safety functions. Prior to joining the Company, Mr. Ketelsleger was a partner at the law firm of McAfee & Taft A Professional Corporation specializing in public and private finance, securities and business transactions. Mr. Ketelsleger joined McAfee & Taft in 1990 and is listed in The Best Lawyers in America (corporate compliance law; corporate governance law; corporate law; mergers and acquisitions law; securities/capital markets law) and Chambers USA Guide to America’s Leading Lawyers for Business. Mr. Ketelsleger has been a Certified Public Accountant since 1986 and worked at Touche Ross & Co. prior to attending law school. He earned his Bachelor of Arts degree, summa cum laude, in Accounting from the University of Montana and his Juris Doctorate, with highest honors, from the University of Oklahoma.

Jeffrey M. Gutman, Sr. Vice President—Chief Corporate Development Officer, joined the Company in February 2013. Prior to joining the Company, Mr. Gutman had been at Oxford Resource Partners, LP (Oxford), a producer of surface-mined steam coal based in Columbus, Ohio. Mr. Gutman served as Oxford’s Senior Vice President and Chief Financial Officer since 2008, and led Oxford’s initial public offering as an MLP in 2010. Prior to his joining Oxford, Mr. Gutman was with The Williams Companies, Inc. in Tulsa, Oklahoma for 17 years where he served in several leadership positions including Business Development and Mergers and Acquisitions, Chief Financial Officer of Gulf Liquids, Structured Finance and Capital Services. Prior to joining Williams, Mr. Gutman was with Deloitte & Touche, LLC in their Tulsa office. Mr. Gutman is a Certified Public Accountant in Oklahoma and holds a Bachelors degree in Accounting from Oklahoma State University.

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

Jeffery D. Dahlberg, Sr. Vice President—Southern Region Manager, joined Chaparral in 2007 as District Manager of the Mid-Continent West Division. From 2003 through 2007, Mr. Dahlberg was actively employed in technical and senior management positions for Windsor Energy, most recently serving as its Chief Operating Officer. Prior to Windsor Energy, Mr. Dahlberg’s career included several technical and management roles with Enserch Exploration, Texas Oil and Gas, and Twister Gas Services. Mr. Dahlberg is a member of the Society of Petroleum Engineers and holds a Bachelor of Science degree in Petroleum Engineering from Louisiana Tech University, graduating in 1980.

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

Domenic J. Dell’Osso, Director, was elected to the Company’s board of directors in February 2013. Mr. Dell’Osso currently serves as Executive Vice President and Chief Financial Officer for Chesapeake Energy Corporation (NYSE: CHK). Mr. Dell’Osso has also served as a director of the general partner of Access Midstream Partners, L.P. and as Vice President – Finance for Chesapeake Energy Corporation and Chief Financial Officer of Chesapeake’s wholly owned midstream subsidiary Chesapeake Midstream Development, L.P. Prior to joining Chesapeake, Mr. Dell’Osso was an energy investment banker with Jefferies & Co. from 2006 to 2008 and Banc of America Securities from 2004 to 2006. Mr. Dell’Osso earned an undergraduate degree from Boston College and a Masters of Business Administration from the University of Texas at Austin. Mr. Dell’Osso is the board designee of the holders of our class D common stock.

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

Kyle Vann, Director, possesses experience in exploration and production, midstream, energy services and trading. Mr. Vann joined CCMP Capital Advisors, LLC in October 2012 as an Executive Advisor. Previously, he spent 25 years in various senior leadership positions at Koch Industries including leading the creation of Entergy-Koch LP, an energy trading and transportation joint venture between Entergy Corporation and Koch Industries operating in North America and Europe, and served as its CEO. A chemical engineer by training, Mr. Vann has supported development of early trading models for price-setting mechanisms between crude and refined products, the development of Koch’s Texas Pipeline System from Corpus Christi, Texas, to Dallas, and was also deeply involved with Charles Koch’s development of Market-Based Management® which helped the company significantly out-perform the S&P 500. Mr. Vann started his career with Humble Oil and Refining Company (which later became part of Exxon) as a refinery engineer. He currently serves on the Board of Directors of Texon LP, Crosstex Energy and Legacy Reserves and provides energy consulting services to Entergy Corporation. He earned his B.S. in Chemical Engineering from the University of Kansas and recently was named as a recipient of the university’s Distinguished Engineering Service Award. Mr. Vann is one of the two board designees of the holders of our Class E common stock.

Board Committees

On April 12, 2010, our Board of Directors established a compensation committee and an audit committee, effective upon the closing of the sale of our common stock to CCMP. All members of the Board of Directors were appointed to both the compensation committee and the audit committee, and the Board of Directors adopted charters for both committees on November 10, 2010. Christopher Behrens has been appointed Chairman of the audit and compensation committees.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to all employees, officers and members of our board of directors. The Code of Business Conduct and Ethics is available on our website at http://www.chaparralenergy.com.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview & Oversight of Compensation Program

Our compensation programs include programs that are designed specifically for our most senior executive officers (“Senior Executives”), which includes our Principal Executive Officer (“PEO”) and the other executive officers named in the Summary Compensation Table (the “Named Executive Officers” or “NEOs”). Currently, our PEO and board of directors oversee the compensation programs for our Senior Executives.

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

Compensation Targets

From time to time, we review compensation data from a variety of different sources, including from the Oil & Gas E&P Survey prepared by Effective Compensation, Incorporated (the “Survey Data”) to ensure that our Senior Executive base salary compensation program generally aligns with the median of the Survey Data. The Survey Data is a compilation of compensation and other data from the prior year based upon over 100 exploration and production firms that participated in the survey. In specific preparation for 2012, we had a study of executive compensation done by Longnecker and Associates (the “Longnecker Study”), an independent compensation consultant focused in part on executive and employee compensation for public and private organizations in the energy industry.

In determining base salaries for our executive officers, in addition to the Survey Data and Longnecker Study referenced above, our Board also considers the current level of the Executive’s compensation, both internally and relative to other Company officers and current industry and economic factors. The process can best be described as (i) first, looking within our Company at the current salary structure among the executive group to ensure fairness and consistency, (ii) second, evaluating the Company’s performance to ensure that compensation is, in large part, performance-based, (iii) third, looking at general industry conditions, and (iv) fourth, looking at peer group companies to determine if the range of compensation paid to our Executives is within the “fairway” of the compensation paid to executives in similarly situated companies.

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

(ii) Compensation should be related to performance

We believe that a significant portion of a Senior Executive’s compensation should be tied to individual performance and to our overall performance measured primarily by growth in reserves, production and earnings.

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

Base Salaries

For 2012, Senior Executive base salaries were minimally increased from 2011 (on average five percent (5%)) due to general industry conditions and the economic and industry outlook for 2012. In making the decision to limit increases in base salaries, we reviewed certain market data and the Longnecker Study. We usually adjust base salaries for Senior Executives annually based on performance. The PEO did not rely solely on predetermined formulas or a limited set of criteria when evaluating the base salaries of the Senior Executives for 2012. This is in line with our philosophy that Senior Executive compensation should be paid at approximately the competitive median levels based on market data, and taking current industry and economic factors into consideration. The salaries paid to the PEO and the NEOs during fiscal year 2012 are shown in the Summary Compensation Table in this annual report.

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

The Annual Officers Bonus program was structured to provide cash bonus targets to Senior Executives competitive to the median levels based on the Survey Data to be consistent with our philosophy that compensation levels should be variable and competitive. The Annual Officers’ Bonuses awarded to the PEO and the NEOs for 2010 are shown in the Summary Compensation Table. In 2011, we adopted the AIM program described below, and no further awards under the Annual Officers’ Bonus program will be made.

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

For the 2012 AIM program plan year, the Company performed at 98% of its target. Therefore, 50% of all eligible employees’ target bonus was paid at 98% of target. The remaining 50% was discretionary and varied by employee based on individual targets, department and business unit performance, and individual contributions.

2010 Equity Incentive Plan

We adopted the Chaparral Energy, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) in April 2010. The 2010 Plan reserves a total of 86,301 shares of our class A common stock for awards issued under the 2010 Plan. If any award is exercised, paid, forfeited, terminated or canceled without the delivery of shares, then the shares covered by such award will be available again for grant under the 2010 Plan. All of our or our affiliates’ employees, officers, directors, and consultants, as defined in the 2010 Plan, are eligible to participate in the 2010 Plan.

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

Terms of Time Vested Restricted Stock Awards

Time vested restricted stock awards vest with respect to twenty percent (20%) of the shares subject to the award on each of the first, second, third, fourth and fifth anniversaries of the award date, subject to the NEO remaining employed by us as of those dates.

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

Performance Vested Restricted Stock Awards

Performance vested restricted stock awards vest in the event of a Transaction (i) whereby CCMP’s “net proceeds” from a Transaction yields certain target returns on investment, and (ii) the NEO remains employed by us as of the date of such Transaction. “Net proceeds” means the actual cash proceeds received by CCMP in a Transaction, but excludes the aggregate amount of out-of-pocket expenses incurred by CCMP in connection with such Transaction.

The table below sets forth the return-on-investment targets that initially triggered vesting of the Performance Vested restricted stock awards and the formula for calculating the number of shares of Performance Vested restricted stock that vest upon CCMP’s receipt of net proceeds in a Transaction.

Return on Investment Target	Target Shares Vested
200% per share	20% of shares multiplied by the Vesting Fraction
250% per share	20% of shares multiplied by the Vesting Fraction
300% per share	20% of shares multiplied by the Vesting Fraction
350% per share	20% of shares multiplied by the Vesting Fraction
400% per share	20% of shares multiplied by the Vesting Fraction

Effective January 1, 2013, we amended and restated all outstanding Performance Vested restricted stock awards to reflect that (i) those shares which would vest if CCMP receives net proceeds from a Transaction that yields a return of at least 400% per share were removed from the initial Performance Vested restricted stock awards and an equal amount were granted effective as of January 1, 2013 under Time Vested restricted stock awards; and (ii) the remaining number of shares subject to the initial Performance Vesting restricted stock awards were reallocated among the following five targets for vesting:

Return on Investment Target	Target Shares Vested
175% per share	20% of shares multiplied by the Vesting Fraction
200% per share	20% of shares multiplied by the Vesting Fraction
250% per share	20% of shares multiplied by the Vesting Fraction
300% per share	20% of shares multiplied by the Vesting Fraction
350% per share	20% of shares multiplied by the Vesting Fraction

These vesting targets will apply for any new grants of Performance Vested restricted stock awards. Any shares of Performance Vested restricted stock not vested on an NEO’s Separation date will be forfeited as of the Separation Date.

Our Purchase Option

All Time Vested and Performance Vested restricted stock awards are subject to our right to purchase the shares that have vested under the terms of such awards, which purchase option lapses on the seventh anniversary of the grant date. If the NEO ceases his employment with us for any reason, we shall have the right to purchase the shares of restricted stock awarded to the NEO that have vested. If the NEO’s employment is terminated by us without cause, by the NEO for good reason, as a result of the NEO’s death or by the NEO without good reason, the purchase price for such shares shall be equal to the fair market value of such shares on the Separation Date. If the NEO’s employment is terminated by us for cause, the purchase price for such shares shall be $0.01 per share. In the event of the NEO’s material breach of the terms of any agreement with us that is in effect on or after the NEO’s Separation Date, other than a breach of noncompetition or nonsolicitation provisions, we may elect to purchase the shares for $0.01 per share.

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

Indemnification agreements

We have indemnification agreements with Mark A. Fischer, K. Earl Reynolds, Joseph O. Evans, David J. Ketelsleger, Charles A. Fischer, Jr., Domenic J. Dell’Osso, Christopher Behrens and Kyle Vann. These indemnification agreements are intended to permit indemnification to the fullest extent now or hereafter permitted by the General Corporation Law of Delaware. It is possible that the applicable law could change the degree to which indemnification is expressly permitted.

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

Employment Agreements

We have entered into employment agreements with each of our NEOs, under the terms of which each will serve in their respective officerial positions. The initial term of the employment agreements are three years, each with an automatic two-year renewal and automatic annual renewals thereafter. The employment agreements provide our NEOs the following compensation arrangements:

Name	Effective Date	Minimum Base Salary	Target Annual Bonus (as a % of Base)	Equity Grant (Time Vested)(1)	Equity Grant (Performance Vested)(1)
Mark A. Fischer	April 12, 2010	$620,298	100%	$1,814,366	$3,673,995
Joseph O. Evans	April 12, 2010	345,030	80%	725,883	1,469,598
K. Earl Reynolds	February 1, 2011	375,000	80%	746,201	1,528,860
David J. Ketelsleger	November 1, 2012	335,000	70%	597,661	1,962,120
Scott C. Wehner	June 15, 2011	256,000	70%	443,117	656,673
Jeffery D. Dahlberg	October 22, 2012	275,000	70%	646,979	1,904,066

(1)	The value shown is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

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

Kyle Vann

Christopher Behrens

Charles A. Fischer

Domenic J. Dell’Osso

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of our executive officers have served as members of a compensation committee (or if no committee performs that function, the board of directors) of any other entity that has an executive officer serving as a member of our board of directors. All members of the Board of Directors serve on the compensation committee and Christopher Behrens has been appointed Chairman of the compensation committee.

SUMMARY COMPENSATION TABLE

The following table below summarizes the total compensation paid or earned by each of the NEOs for the fiscal year ended December 31, 2012, 2011, and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock awards ($)(2)	All other compensation ($)(3)	Total ($)
Mark A. Fischer	2012	$657,914	$720,836	$—	$51,969	$1,430,719
Chief Executive Officer and President	2011	645,500	652,842	—	32,890	1,331,232
	2010	620,298	434,209	5,488,361	28,079	6,570,947
Joseph O. Evans	2012	$362,452	$299,223	$—	$29,063	$690,738
Chief Financial Officer and Executive Vice President	2011	359,000	280,451	—	12,362	651,813
	2010	345,030	193,217	2,195,481	15,840	2,749,568
K. Earl Reynolds	2012	$389,423	$365,148	$—	$36,870	$791,441
Chief Operating Officer and Executive Vice President	2011	$346,154	$305,827	$2,275,061	$59,324	$2,986,366
	2010	$—	$—	$—	$—	$—
David J. Ketelsleger	2012	$53,632	$70,000	$2,559,781	$11,466	$2,694,879
Senior Vice President & General Counsel	2011	—	—	—	—	—
	2010	—	—	—	—	—
Scott C. Wehner	2012	$258,462	$189,198	$796,668	$35,408	$1,279,736
Senior Vice President—EOR Business Unit Manager	2011	256,000	310,240	1,099,790	50,556	1,716,586
	2010	24,615	62,500	507,821	7,581	602,517
Jeffery D. Dahlberg	2012	$241,433	$193,189	$2,228,676	$26,416	$2,689,714
Senior Vice President—Southern Region Manager	2011	$—	$—	$—	$—	$—
	2010	$—	$—	$—	$—	$—

(1)	Bonuses earned by NEOs in 2012 and paid in 2013 were performance-based cash incentives under our AIM program except for a sign-on bonus of $70,000 for David J. Ketelsleger.
(2)	The value shown is the aggregate grant date fair value of restricted stock awards, computed in accordance with FASB ASC Topic 718.
(3)	Perquisites and other compensation are limited in scope and in 2012 were primarily comprised of company 401K matching; company automobile and airplane usage; and employer-paid medical benefits including accidental death and dismemberment, dental, life, medical and long-term and short-term disability coverage.

GRANTS OF PLAN-BASED AWARDS IN 2012

The following table shows grants of equity-based awards in 2012 for each NEO.

		Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Units(2) (#)	Awards(3) ($)
Scott C. Wehner—Performance Vested	September 17, 2012	0	n/a	2,200		796,668
David J. Ketelsleger—Time Vested	November 1, 2012				1,061	$443,117
David J. Ketelsleger—Performance Vested	November 1, 2012	0	n/a	4,980		656,673
Jeffery D. Dahlberg—Time Vested	November 6, 2012				843	646,979
Jeffery D. Dahlberg—Performance Vested	November 6, 2012	0	n/a	4,393		1,904,066

(1)	The vesting of the Performance Vested restricted stock awards is based solely upon the rate of return obtained by CCMP from the sale of its stock. See “Executive compensation—Compensation discussion and analysis—Long-term Retention and Incentive Compensation—2010 Equity Incentive Plan—Performance Vested Restricted Stock Awards” for specific information regarding the potential vesting scenarios. The vesting scenarios do not include a target number of awards to be vested.
(2)	The Time Vested restricted stock awards vest over a five-year period.
(3)	The value shown is the aggregate grant date fair value of restricted stock awards, computed in accordance with FASB ASC Topic 718.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2012

The following table shows outstanding restricted stock awards as of December 31, 2012 for each NEO.

	Service-Vested Awards		Market-Vested Awards
Name	Number of Shares of Stock That Have Not Vested(1) (#)	Market Value of Shares of Stock That Have Not Vested(2) ($)	Number of Shares of Stock That Have Not Vested(3) (#)	Market Value of Shares of Stock That Have Not Vested(4) ($)
Mark A. Fischer	1,592	$996,592	12,450	$2,260,796
Joseph O. Evans	637	398,762	4,980	904,318
K. Earl Reynolds	848	530,848	4,980	904,318
David J. Ketelsleger	1,061	664,186	4,980	904,318
Scott C. Wehner	771	482,646	4,980	904,318
Jeffery D. Dahlberg	973	609,098	4,980	904,318

(1)	The Time Vested restricted stock awards vest over a five-year period.
(2)	The table assumes an estimated fair value per share of $626.00 as of December 31, 2012.
(3)	See “Executive compensation—Compensation discussion and analysis—Long-term Retention and Incentive Compensation—2010 Equity Incentive Plan—Performance Vested Restricted Stock Awards” for specific information regarding the potential vesting scenarios.
(4)	The table assumes an estimated fair value per share of $181.59 as of December 31, 2012.

2012 STOCK VESTED

The following table shows restricted stock awards that vested during the year ended December 31, 2012 for each NEO that participates in the 2010 Plan.

	Time Vested Restricted Stock Awards
Name	Number of Shares of Stock That Have Vested (#)	Value Realized on Vesting ($)
Mark A. Fischer	530	$395,952
Joseph O. Evans (1)	212	158,381
K. Earl Reynolds(2)	213	159,128
Scott C. Wehner (3)	212	158,381
Jeffery D. Dahlberg (4)	44	32,872

(1)	We withheld 87 vested shares and paid taxes of $64,996 on May 9, 2012.
(2)	We withheld 88 vested shares and paid taxes of $50,803 on March 27, 2012 and $14,942 on May 10, 2012.
(3)	We withheld 31 vested shares and paid taxes of $17,462 on December 15, 2012.
(4)	We withheld 17 vested shares and paid taxes of $12,700 on May 9, 2012.

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

The following table quantifies amounts that would have been paid pursuant to the employment agreements for each of our NEOs assuming a termination without cause or by the NEO for good reason not following a change in control took place on December 31, 2012, and assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2012.

Name	Base Salary	Annual Bonus	Severance Multiple	Benefits	Total
Mark A. Fischer	$645,500	$720,836	2.5	$26,535	$3,442,375
Joseph O. Evans	359,000	299,223	2.0	23,345	1,346,695
K. Earl Reynolds	375,000	365,148	2.0	20,925	1,501,221
David J. Ketelsleger	335,000	—	2.0	17,198	687,198
Scott C. Wehner	256,000	189,198	1.5	19,363	687,160
Jeffery D. Dahlberg	275,000	193,189	1.5	19,375	721,659

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

The following table quantifies amounts that would have been paid pursuant to the employment agreements for each of our NEOs assuming a termination without cause or by the NEO for good reason following a CiC took place on December 31, 2012, and assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2012.

Name	Base Salary	Annual Bonus	Severance Multiple	Benefits	Total
Mark A. Fischer	$645,500	$720,836	3.0	$26,535	$4,125,543
Joseph O. Evans	359,000	299,223	2.5	23,345	1,668,903
K. Earl Reynolds	375,000	365,148	2.5	20,295	1,871,295
David J. Ketelsleger	335,000	—	2.5	17,198	854,698
Scott C. Wehner	256,000	189,198	2.0	19,363	909,759
Jeffery D. Dahlberg	275,000	193,189	2.0	19,375	955,753

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

No amounts would have been paid pursuant to the employment agreements for each of our NEOs assuming a termination for cause or by the NEO without good reason took place on December 31, 2012, and assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2012.

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

No amounts would have been paid pursuant to the employment agreements for each of our NEOs assuming an event of death or disability took place on December 31, 2012, and assuming all accrued compensation or reimbursable expenses had been paid on December 31, 2012.

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

Regardless of the manner in which an NEO’s employment is terminated, he is entitled to receive amounts earned during his term of employment, including unused vacation pay and bonuses earned but not yet paid under the Annual Officers Bonus. All amounts earned by our NEOs under the AIM program were paid on March 15, 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth information, as of April 1, 2013, with respect to all persons who own of record or are known by us to own beneficially more than 5% of our outstanding common stock, each director, and each of the Named Executive Officers, and by all directors and executive officers as a group.

	Beneficial ownership
Name	Number	Class	% of class	% of total outstanding
Mark A. Fischer(1)(2)(8)	357,882	B	100.0%	25.2%
	1	G	33.3%	*
	15,102	A	22.7%	1.1%
Altoma Energy G.P.(1)(3)	209,882	C	100.0%	14.8%
	1	G	33.3%	*
Charles A. Fischer, Jr.(1)(4)	209,882	C	100.0%	14.8%
	1	G	33.3%	*
CHK Energy Holdings, Inc.(5)	279,999	D	100.0%	19.7%
	1	G	33.3%	*
Domenic J. Dell’Osso(5)	—	—	—	—
CCMP Capital Investors II (AV-2), L.P.(6)	386,750	E	76.7%	27.2%
	1	F	100.0%	*
Christopher Behrens(6)	—	—	—	—
Kyle Vann(7)	—	—	—	—
K. Earl Reynolds(1)(8)	5,973	A	8.8%	*
Joseph O. Evans(1)(8)	5,867	A	8.6%	*
David J. Ketelsleger(1)(8)	6,041	A	8.9%	*
Scott C. Wehner(1)(8)	6,010	A	8.8%	*
Jeffery D. Dahlberg(1)(8)	6,007	A	8.8%	*
All Directors and Officers as a group (13 persons—ownership of total outstanding)	630,493	Various		44.2%

*	Less than 1%
(1)	The address of the stockholder is in care of Chaparral Energy, Inc., 701 Cedar Lake Boulevard, Oklahoma City, Oklahoma 73114.
(2)	Fischer Investments, L.L.C., which is owned 50% by Mark A. Fischer 1994 Trust, for which Mark A. Fischer serves as Trustee, and 50% by Susan L. Fischer 1994 Trust, for which Susan L. Fischer, the spouse of Mark A. Fischer, serves as trustee, is the record owner of these shares of our common stock with the exception of 15,102 shares held by Mark A. Fischer and 3,030 shares held by the irrevocable trusts of his children, for which Mark A. Fischer serves as Trustee.
(3)	Charles A. Fischer, Jr., one of our directors, is one of Altoma’s four managing general partners and beneficially owns a 23.15% general partner interest (including 0.90% owned by his spouse) in Altoma Energy G.P. The other partners of Altoma Energy G.P. who are each managing general partners and beneficially own in excess of 5% of its general partner interests are: Kenneth H. McCourt-36.75%; Ronald D. Jakimchuck-17.86%; and Gary H. Klassen-12.80%.
(4)	Includes all 209,882 shares owned of record by Altoma Energy G.P. Charles A. Fischer, Jr. serves as one of four managing partners of Altoma Energy G.P. Charles A. Fischer, Jr. owns directly a 22.25% general partner interest and his spouse owns directly a 0.90% general partner interest in Altoma Energy G.P.
(5)	Chesapeake Energy Corporation (“Chesapeake”) owns its interest in us through its 100% ownership of CHK Energy Holdings, Inc. (“CHK Energy Holdings”). Chesapeake has an Investment Committee consisting of Domenic J. Dell’Osso and Jennifer M. Grigsby that will exercise voting and investment control with respect to our shares of common stock. Chesapeake may be deemed to beneficially own the shares of common stock owned by CHK Energy Holdings. The address of Chesapeake and CHK Energy Holdings is 6100 North Western Avenue, Oklahoma City, Oklahoma 73118.

Mr. Dell’Osso and Ms. Grigsby disclaim any beneficial ownership of any shares beneficially owned by CHK Energy Holdings and its related entities described above.

(6)	CCMP Capital Investors II (AV-2), L.P. (“AV-2”), which owns 386,750 shares of Class E common stock and 1 share of Class F common, is part of an affiliated group of our stockholders ultimately controlled by CCMP Capital, LLC (“CCMP Capital”). The affiliated group also includes CCMP Energy I, Ltd. (“CCMP Energy”), which is wholly owned by CCMP Capital Investors II (AV-1), L.P. (“AV-1”) and which owns 58,217 shares of Class E common stock, and CCMP Capital Investors (Cayman) II, L.P. (“CCMP Cayman”), which owns 59,309 shares of Class E common stock. We refer to CCMP Cayman, AV-2 and AV-1 as the “CCMP Capital Funds”. The affiliated group controlled by CCMP Capital owns an aggregate of 504,277, or 35.5%, of our common shares outstanding as of April 1, 2013.

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

Christopher Behrens is a Managing Director of CCMP Capital Advisors, LLC, an investment advisor which is wholly owned by CCMP Capital. The address of Mr. Behrens and of each of the CCMP entities described above (other than CCMP Energy and CCMP Cayman) is c/o CCMP Capital, LLC, 245 Park Avenue, New York, NY 10167. The address of CCMP Energy and CCMP Cayman is c/o Walkers SPV Limited, PO Box 908 GT, Walker House, George Town, Grand Cayman, Cayman Islands.

Mr. Behrens disclaims any beneficial ownership of any shares beneficially owned by CCMP Capital and its related entities described above.

(7)	The address of KyleVann is 11 Hepplewhite Way, The Woodlands, Texas 77382.

(8)	Ownership of the class A common stock is pursuant to restricted stock grants under our 2010 Plan. When granted, the class A common stock related to these grants may vote, but remain subject to vesting in accordance with the 2010 Plan.

Securities Presently Authorized for Issuance under Our 2010 Plan

The following table provides information for all equity compensation plans as of December 31, 2012, under which our equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a	)	(b	)	(c	)
Equity compensation plans approved by security holders	—		—		—
Equity compensation plans not approved by security holders	—		—		17,505	(1)

Total	—		—		17,505

(1)	This number reflects shares available for issuance under our 2010 plan. In addition, shares related to grants that are terminated, canceled, expire unexercised, or settled in such manner that all or some of the shares are not issued to a participant or are surrendered unvested shall immediately become available for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Participation Interests

Historically, we have granted participation interests in the form of overriding royalty interests to a limited number of employees. We have also granted pro rata certain overriding royalty interests to our stockholders or their affiliates, including Mark A. Fischer and Charles A. Fischer, Jr. We discontinued in 2006 the granting of any additional participation interest to our stockholders, or their affiliates, including Mark A. Fischer or Charles A. Fischer, Jr. We have discontinued the granting of overriding royalty interests under our existing program to other employees effective December 31, 2005, other than certain specified wells that spud prior to April 1, 2006. Aggregate payments on these interests to all persons were $763,460 in 2012. Payments on these interests to Mark A. Fischer were $181,263 in 2012. Payments on these interests to Charles A. Fischer, Jr. were $42,039 in 2012. Payments on these interests to James M. Miller were $325,275 in 2012.

Transactions with Chesapeake

CHK Energy Holdings owns approximately 20% of our outstanding common stock. We participate in ownership of properties operated by Chesapeake and received revenues and incurred joint interest billings of $3,625,000 and $4,896,000, respectively, for the year ended December 31, 2012 on these properties. In addition, Chesapeake participates in ownership of properties operated by us. During the year ended December 31, 2012, we paid revenues and recorded joint interest billings of $4,084,000 and $9,785,000, respectively, to Chesapeake. Amounts receivable from and payable to Chesapeake were $2,071,000 and $864,000, respectively, as of December 31, 2012.

CHK Energy Holdings has disclosed its intention to sell all of its equity interest in us. The sale by CHK Energy Holdings will be subject to the terms and conditions of the Stockholders Agreement described below, including the restrictions on its ability to sell its equity interest.

Transactions with CCMP

On April 12, 2010, we closed the sale of an aggregate of 475,043 shares of our common stock to CCMP, and as a result of this transaction, CCMP owns approximately 36% of our total outstanding common stock. Fees and other expenses associated with the sale were $11,769,000, which includes $5,000,000 paid to CCMP for its expenses in connection with the transaction.

Stockholders Agreement

In connection with the closing of the private sale of our common stock to CCMP, we, CCMP, CHK Energy Holdings, Altoma Energy GP (“Altoma”), and Fischer Investments, L.L.C. (“Fischer”) entered into a Stockholders Agreement on the closing date of the above transaction. The Stockholders Agreement provides for certain general rights and restrictions, including board observer rights, informational rights, general restrictions on transfer of common stock, tag-along rights, preemptive rights, registration rights following a Qualified IPO (as defined in the Stockholders Agreement) and, subject to certain limited exceptions, prohibitions on the sale or acquisition of our common stock that would result in a change of control, as such term is defined under our indentures for our senior notes.

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

•	Other than pursuant to the exercise of preemptive rights, CHK Energy Holdings may not acquire more than 25% of our outstanding common stock.

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

•

Prior to a Qualified IPO and except in limited circumstances, CHK Energy Holdings is restricted from selling its common stock before the 30 month anniversary of the Closing Date, and any sales thereafter (but before a Qualified IPO) will be subject to the ROFO provisions.

•

If our common stock is not listed on a national securities exchange after August 15, 2011, Altoma may request to transfer its shares pursuant to a demand registration, but only after Altoma first offers such shares to the Company, and then to CHK Energy Holdings, Fischer and CCMP in accordance with the procedures set forth in the Stockholders Agreement.

•

At any time after the 18 month anniversary of the Closing Date, either (i) CCMP or (ii ) a majority in interest of Fischer, Altoma and CHK Energy Holdings may demand that we engage in a Qualified IPO if (a) the price per share to be received by the Company or such party or parties, as the case may be, in such Demand IPO is at least 1.75 times the price per share paid by CCMP for our common stock and (b) certain other conditions are met.

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

Director Independence

Our Board uses the independence standards under the New York Stock Exchange (“NYSE”) corporate governance rules for determining whether directors are independent. The Board has determined that Messrs. Behrens, Dell’Osso, Vann and Charles A. Fischer, Jr. are independent under these NYSE rules for purposes of service on the Board.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditor and Fees

Grant Thornton LLP, our independent registered public accounting firm, audited our consolidated financial statements for fiscal year 2012. Grant Thornton LLP has billed us and our subsidiaries fees as set forth in the table below for (i) the audits of our 2012 and 2011 annual financial statements, reviews of quarterly financial statements, and other documents filed with the Securities and Exchange Commission and (ii) assurance and other services reasonably related to the audit or review of our financial statements.

	Audit Fees	Audit- Related Fees
Fiscal year 2012(1)	$562,769	$—
Fiscal year 2011(1)	$470,409	$3,260

(1)	There were no fees billed in 2012 or 2011 that would constitute “Tax Fees” or “All Other Fees.”

Pre-Approved Policies and Procedures

We currently have two board committees, audit and compensation. Our board of directors has adopted policies regarding the pre-approval of auditor services. Specifically, the board of directors approves all services provided by the independent public accountants at its March meeting. All additional services must be pre-approved on a case-by-case basis. Our board of directors reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled board meetings. All of the services provided by Grant Thornton LLP during fiscal year 2012 were approved by the board of directors.

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

(3) Exhibits

Exhibit No.	Description

3.1*	Second Amended and Restated Certificate of Incorporation of Chaparral Energy, Inc. (the “Company”) dated as of April 12, 2010. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

3.2*	Second Amended and Restated Bylaws of the Company dated as of April 12, 2010. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

4.1*	Indenture dated September 16, 2010, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No.333-134748) filed on September 16, 2010)

4.2*	Form of 9 7/8% Senior Note due 2020. (included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748) filed on September 16, 2010)

4.3*	Indenture dated February 22, 2011, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

4.4*	Form of 8 1/4% Senior Note due 2021. (included as Exhibit A to Exhibit 4.3) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

4.5*	Indenture dated May 2, 2012, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 2, 2012)

4.6*	Form of 7.625% Senior Note due 2022. (included as Exhibit A to Exhibit 4.5) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 2, 2012)

4.7*	First Supplemental Indenture dated November 15, 2012, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 15, 2012)

4.8*	Form of 7.625% Senior Note due 2022. (included as Exhibit A to Exhibit 4.7) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 15, 2012)

Exhibit No.	Description

10.1*†	Form of Indemnification Agreements, between the Company and each of the directors and certain executive officers thereof. (Incorporated by reference to Exhibit 10.6 to Form S-4 (SEC File No. 333-134748) filed on June 6, 2006)

10.2*†	Form of Assignment of Overriding Royalty Interest to James M. Miller. (Incorporated by reference to Exhibit 10.7 to Form S-1 (SEC File No. 333-130749) filed on December 29, 2005)

10.3*†	Form of Change of Control Severance Agreement for Corporate Officers, between the Company and certain executive officers thereof. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (SEC File No. 333-134748) filed on March 31, 2008)

10.4*	Stockholders’ Agreement dated as of April 12, 2010, by and among the Company, CHK Energy Holdings, L.L.C. CCMP Capital Investors II (AV-2), L.P., CMP Energy I LTD., CCMP Capital Investors (Cayman) II, L.P Altoma Energy GP and Fischer Investments, L.L.C. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.5*	Eighth Restated Credit Agreement dated as of April 12, 2010, by and among the Company, Chaparral Energy, L.L.C., in its capacity as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders named therein. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.6*	First Amendment to Eighth Restated Credit Agreement dated as of July 26, 2010. (Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2010)

10.7*	Second Amendment to Eighth Restated Credit Agreement dated as of January 11, 2011. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.8*	Third Amendment to Eighth Restated Credit Agreement dated as of February 7, 2011. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.9*	Fourth Amendment to Eighth Restated Credit Agreement dated as of April 1, 2011. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 4, 2011)

10.10*	Fifth Amendment to Eighth Restated Credit Agreement dated as of October 31, 2011. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011)

10.11*	Sixth Amendment to Eighth Restated Credit Agreement dated as of December 1, 2011. (Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed on March 29, 2012)

10.12*	Seventh Amendment to Eighth Restated Credit Agreement dated as of April 17, 2012. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 20, 2012)

10.13*	Eighth Amendment to Eighth Restated Credit Agreement dated as of April 17, 2012. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 20, 2012)

10.14*	Ninth Amendment to Eighth Restated Credit Agreement dated as of May 24, 2012. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012)

10.15*	Tenth Amendment to Eighth Restated Credit Agreement dated as of November 2, 2012. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2012)

10.16*†	Second Amended and Restated Phantom Stock Plan dated December 31, 2008. (Incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q filed on November 10, 2009)

10.17*†	Employment Agreement dated as of April 12, 2010, by and among the Company and Mark A. Fischer. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.18*†	Employment Agreement dated as of April 12, 2010, by and among the Company and Joseph O. Evans. (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.19*†	Employment Agreement dated as of April 12, 2010, by and among the Company and James M. Miller. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.20*†	Employment Agreement dated as of February 1, 2011, by and among the Company and K. Earl Reynolds. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 29, 2011)

Exhibit No.	Description

10.21*	Registration Rights Agreement dated February 22, 2011, among Chaparral Energy, Inc., the guarantors party thereto, and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

10.22*	Carbon Dioxide Purchase and Sale Agreement dated March 24, 2011, by and between Chaparral CO2, LLC, as buyer and Coffeyville Resources Nitrogen Fertilizers, LLC, as seller. (Incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K filed on March 29, 2011)

10.23*	Purchase Agreement dated as of April 18, 2012, by and among Chaparral Energy, Inc. and certain of its subsidiaries named therein, and Credit Suisse Securities (USA) LLC, as Representative of the several Initial Purchasers named therein. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 20, 2012)

10.24*	Solicitation Agent and Dealer Manager Agreement dated April 18, 2012, by and between Chaparral Energy, Inc. and Credit Suisse Securities (USA) LLC. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 20, 2012)

10.25*	Registration Rights Agreement dated May 2, 2012, among Chaparral Energy, Inc., the guarantors party thereto, and a representative of the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 2, 2012)

10.26*†	Non-Officer Restricted Stock Unit Plan dated as of March 1, 2012. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on May 2, 2012)

10.27*	Purchase Agreement dated as of November 2, 2012, by and among Chaparral Energy, Inc. and certain of its subsidiaries named therein, and Wells Fargo Securities, LLC, as Representative of the several Initial Purchasers named therein. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2012)

10.28*	Registration Rights Agreement dated November 15, 2012, among Chaparral Energy, Inc., the guarantors party thereto, and a representative of the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 15, 2012)

10.29*†	Employment Agreement dated as of June 13, 2011, by and among the Company and G. Don Culpepper, Jr. (Incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K filed on March 29, 2012)

10.30*†	Employment Agreement dated as of June 15, 2011, by and among the company and Scott C. Wehner. (Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K filed on March 29, 2012)

10.31†	Employment Agreement dated as of October 31, 2012, by and among the Company and Jeffery D. Dahlberg.

10.32†	Employment Agreement dated as of November 1, 2012, by and among the Company and David J. Ketelsleger.

10.33†	Employment Agreement dated as of February 6, 2013, by and among the Company and Jeffrey M. Gutman.

10.34†	Amended and Restated 2010 Equity Incentive Plan effective January 1, 2013.

10.35†	Amended Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (Time Vesting) effective January 1, 2013.

10.36†	Amended Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (Performance Vesting) effective January 1, 2013.

21.1	Subsidiaries of the Company.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Cawley, Gillespie & Associates, Inc.

99.2	Report of Ryder Scott Company, L.P.

Exhibit No.	Description

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated by reference
†	Management contract or compensatory plan or arrangement

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

Date: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARK A. FISCHER	Director	April 1, 2013
Mark A. Fischer

/S/ CHARLES A. FISCHER, JR.	Director	April 1, 2013
Charles A. Fischer, Jr.

/s/ DOMENIC DELL’OSSO	Director	April 1, 2013
Domenic Dell’Osso

/S/ CHRISTOPHER BEHRENS	Director	April 1, 2013
Christopher Behrens

/s/ KYLE VANN	Director	April 1, 2013
Kyle Vann

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Second Amended and Restated Certificate of Incorporation of Chaparral Energy, Inc. (the “Company”) dated as of April 12, 2010. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

3.2*	Second Amended and Restated Bylaws of the Company dated as of April 12, 2010. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

4.1*	Indenture dated September 16, 2010, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No.333-134748) filed on September 16, 2010)

4.2*	Form of 9 7/8% Senior Note due 2020. (included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 333-134748) filed on September 16, 2010)

4.3*	Indenture dated February 22, 2011, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

4.4*	Form of 8 1/4% Senior Note due 2021. (included as Exhibit A to Exhibit 4.3) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

4.5*	Indenture dated May 2, 2012, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 2, 2012)

4.6*	Form of 7.625% Senior Note due 2022. (included as Exhibit A to Exhibit 4.5) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 2, 2012)

4.7*	First Supplemental Indenture dated November 15, 2012, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 15, 2012)

4.8*	Form of 7.625% Senior Note due 2022. (included as Exhibit A to Exhibit 4.7) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 15, 2012)

10.1*†	Form of Indemnification Agreements, between the Company and each of the directors and certain executive officers thereof. (Incorporated by reference to Exhibit 10.6 to Form S-4 (SEC File No. 333-134748) filed on June 6, 2006)

10.2*†	Form of Assignment of Overriding Royalty Interest to James M. Miller. (Incorporated by reference to Exhibit 10.7 to Form S-1 (SEC File No. 333-130749) filed on December 29, 2005)

10.3*†	Form of Change of Control Severance Agreement for Corporate Officers, between the Company and certain executive officers thereof. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (SEC File No. 333-134748) filed on March 31, 2008)

10.4*	Stockholders’ Agreement dated as of April 12, 2010, by and among the Company, CHK Energy Holdings, L.L.C. CCMP Capital Investors II (AV-2), L.P., CMP Energy I LTD., CCMP Capital Investors (Cayman) II, L.P Altoma Energy GP and Fischer Investments, L.L.C. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.5*	Eighth Restated Credit Agreement dated as of April 12, 2010, by and among the Company, Chaparral Energy, L.L.C., in its capacity as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders named therein. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.6*	First Amendment to Eighth Restated Credit Agreement dated as of July 26, 2010. (Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2010)

10.7*	Second Amendment to Eighth Restated Credit Agreement dated as of January 11, 2011. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.8*	Third Amendment to Eighth Restated Credit Agreement dated as of February 7, 2011. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

Exhibit No.	Description

10.9*	Fourth Amendment to Eighth Restated Credit Agreement dated as of April 1, 2011. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 4, 2011)

10.10*	Fifth Amendment to Eighth Restated Credit Agreement dated as of October 31, 2011. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011)

10.11*	Sixth Amendment to Eighth Restated Credit Agreement dated as of December 1, 2011. (Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed on March 29, 2012)

10.12*	Seventh Amendment to Eighth Restated Credit Agreement dated as of April 17, 2012. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 20, 2012)

10.13*	Eighth Amendment to Eighth Restated Credit Agreement dated as of April 17, 2012. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 20, 2012)

10.14*	Ninth Amendment to Eighth Restated Credit Agreement dated as of May 24, 2012. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012)

10.15*	Tenth Amendment to Eighth Restated Credit Agreement dated as of November 2, 2012. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2012)

10.16*†	Second Amended and Restated Phantom Stock Plan dated December 31, 2008. (Incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q filed on November 10, 2009)

10.17*†	Employment Agreement dated as of April 12, 2010, by and among the Company and Mark A. Fischer. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.18*†	Employment Agreement dated as of April 12, 2010, by and among the Company and Joseph O. Evans. (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.19*†	Employment Agreement dated as of April 12, 2010, by and among the Company and James M. Miller. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.20*†	Employment Agreement dated as of February 1, 2011, by and among the Company and K. Earl Reynolds. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 29, 2011)

10.21*	Registration Rights Agreement dated February 22, 2011, among Chaparral Energy, Inc., the guarantors party thereto, and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

10.22*	Carbon Dioxide Purchase and Sale Agreement dated March 24, 2011, by and between Chaparral CO2, LLC, as buyer and Coffeyville Resources Nitrogen Fertilizers, LLC, as seller. (Incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K filed on March 29, 2011)

10.23*	Purchase Agreement dated as of April 18, 2012, by and among Chaparral Energy, Inc. and certain of its subsidiaries named therein, and Credit Suisse Securities (USA) LLC, as Representative of the several Initial Purchasers named therein. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 20, 2012)

10.24*	Solicitation Agent and Dealer Manager Agreement dated April 18, 2012, by and between Chaparral Energy, Inc. and Credit Suisse Securities (USA) LLC. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 20, 2012)

10.25*	Registration Rights Agreement dated May 2, 2012, among Chaparral Energy, Inc., the guarantors party thereto, and a representative of the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 2, 2012)

10.26*†	Non-Officer Restricted Stock Unit Plan dated as of March 1, 2012. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on May 2, 2012)

10.27*	Purchase Agreement dated as of November 2, 2012, by and among Chaparral Energy, Inc. and certain of its subsidiaries named therein, and Wells Fargo Securities, LLC, as Representative of the several Initial Purchasers named therein. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2012)

Exhibit No.	Description

10.28*	Registration Rights Agreement dated November 15, 2012, among Chaparral Energy, Inc., the guarantors party thereto, and a representative of the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 15, 2012)

10.29*†	Employment Agreement dated as of June 13, 2011, by and among the Company and G. Don Culpepper, Jr. (Incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K filed on March 29, 2012)

10.30*†	Employment Agreement dated as of June 15, 2011, by and among the company and Scott C. Wehner. (Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K filed on March 29, 2012)

10.31†	Employment Agreement dated as of October 31, 2012, by and among the Company and Jeffery D. Dahlberg.

10.32†	Employment Agreement dated as of November 1, 2012, by and among the Company and David J. Ketelsleger.

10.33†	Employment Agreement dated as of February 6, 2013, by and among the Company and Jeffrey M. Gutman.

10.34†	Amended and Restated 2010 Equity Incentive Plan effective January 1, 2013.

10.35†	Amended Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (Time Vesting) effective January 1, 2013.

10.36†	Amended Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (Performance Vesting) effective January 1, 2013.

21.1	Subsidiaries of the Company.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Cawley, Gillespie & Associates, Inc.

99.2	Report of Ryder Scott Company, L.P.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated by reference
†	Management contract or compensatory plan or arrangement