Form 10-Q
period 2013-06-30
Chaparral Energy, Inc.
filed 2013-08-14
CIK 1346980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________
Form 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock as of August 14, 2013:

Class	Number of shares
Class A Common Stock, $0.01 par value	70,981
Class B Common Stock, $0.01 par value	357,882
Class C Common Stock, $0.01 par value	209,882
Class D Common Stock, $0.01 par value	279,999
Class E Common Stock, $0.01 par value	504,276
Class F Common Stock, $0.01 par value	1
Class G Common Stock, $0.01 par value	3

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

•	Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

•	SEC. The Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries
Consolidated balance sheets

	June 30, 2013	December 31, 2012
(dollars in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,026	$29,819
Accounts receivable, net	91,179	77,307
Inventories, net	14,532	10,510
Prepaid expenses	1,861	3,465
Derivative instruments	25,617	42,516
Total current assets	165,215	163,617
Property and equipment—at cost, net	66,969	65,601
Oil and natural gas properties, using the full cost method:
Proved	3,001,518	2,860,611
Unevaluated (excluded from the amortization base)	215,172	162,921
Accumulated depreciation, depletion, amortization and impairment	(1,375,932)	(1,290,356)
Total oil and natural gas properties	1,840,758	1,733,176
Derivative instruments	17,193	517
Assets held for sale	5,689	5,689
Other assets	36,999	38,952
	$2,132,823	$2,007,552

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries Consolidated balance sheets—continued

	June 30, 2013	December 31, 2012
(dollars in thousands, except per share data)	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$120,966	$101,598
Accrued payroll and benefits payable	17,409	19,655
Accrued interest payable	24,146	24,131
Revenue distribution payable	22,175	18,152
Current maturities of long-term debt	2,805	3,746
Derivative instruments	266	436
Deferred income taxes	13,494	26,872
Total current liabilities	201,261	194,590
Long-term debt, less current maturities	1,357,417	1,289,656
Derivative instruments	47	2,192
Stock-based compensation	2,039	3,042
Asset retirement obligations, net of current portion	45,717	46,314
Deferred income taxes	36,826	8,901
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $0.01 par value, 10,000,000 shares authorized and 71,013 and 67,991 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	—	—
Class B Common stock, $0.01 par value, 10,000,000 shares authorized and 357,882 shares issued and outstanding	4	4
Class C Common stock, $0.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding	2	2
Class D Common stock, $0.01 par value, 10,000,000 shares authorized and 279,999 shares issued and outstanding	3	3
Class E Common stock, $0.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding	5	5
Class F Common stock, $0.01 par value, 1 share authorized, issued, and outstanding	—	—
Class G Common stock, $0.01 par value, 3 shares authorized, issued, and outstanding	—	—
Additional paid in capital	423,435	422,434
Retained earnings	54,896	17,186
Accumulated other comprehensive income, net of taxes	11,171	23,223
	489,516	462,857
	$2,132,823	$2,007,552

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of operations

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
(in thousands)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Oil and natural gas sales	$144,353	$115,448	$271,865	$243,237
Gain from oil hedging activities	9,509	11,886	19,512	24,309
Total revenues	153,862	127,334	291,377	267,546
Costs and expenses:
Lease operating	32,949	32,719	66,926	63,668
Production taxes	8,588	7,220	16,468	15,510
Depreciation, depletion and amortization	47,941	38,454	91,857	75,386
General and administrative	11,553	12,838	25,561	26,287
Total costs and expenses	101,031	91,231	200,812	180,851
Operating income	52,831	36,103	90,565	86,695
Non-operating income (expense):
Interest expense	(24,200)	(24,423)	(48,491)	(48,579)
Non-hedge derivative gains	32,892	72,528	17,346	62,065
Loss on extinguishment of debt	—	(21,696)	—	(21,696)
Other income, net	187	127	413	132
Net non-operating income (expense)	8,879	26,536	(30,732)	(8,078)
Income before income taxes	61,710	62,639	59,833	78,617
Income tax expense	22,810	22,176	22,123	28,372
Net income	$38,900	$40,463	$37,710	$50,245
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of comprehensive income

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
(in thousands)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$38,900	$40,463	$37,710	$50,245
Other comprehensive loss
Reclassification adjustment for hedge gains included in gain from oil hedging activities in the consolidated statements of operations	(9,509)	(11,886)	(19,512)	(24,309)
Income tax benefit related to other comprehensive loss	3,642	5,844	7,460	10,588
Other comprehensive loss, net of tax	(5,867)	(6,042)	(12,052)	(13,721)
Comprehensive income	$33,033	$34,421	$25,658	$36,524
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of cash flows

	Six months ended
	June 30,
	2013	2012
(in thousands)	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$37,710	$50,245
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion & amortization	91,857	75,386
Deferred income taxes	22,007	28,302
Gain from oil hedging activities	(19,512)	(24,309)
Non-hedge derivative gains	(17,346)	(62,065)
Loss on extinguishment of debt	—	21,696
(Gain) loss on sale of assets	(224)	48
Other	1,387	1,461
Change in assets and liabilities
Accounts receivable	(15,245)	(9,023)
Inventories	(1,568)	(6,144)
Prepaid expenses and other assets	2,480	2,676
Accounts payable and accrued liabilities	(5,912)	675
Revenue distribution payable	4,023	(3,728)
Stock-based compensation	342	1,076
Net cash provided by operating activities	99,999	76,296
Cash flows from investing activities
Purchase of property and equipment and oil and natural gas properties	(248,206)	(237,144)
Proceeds from dispositions of property and equipment and oil and natural gas properties	68,133	39,696
Settlement of non-hedge derivative instruments	15,918	13,604
Other	(664)	22
Net cash used in investing activities	(164,819)	(183,822)
Cash flows from financing activities
Proceeds from long-term debt	100,650	72,822
Repayment of long-term debt and capital lease obligations	(33,623)	(36,746)
Proceeds from Senior Notes	—	400,000
Repayment of Senior Notes	—	(325,000)
Payment of debt issuance costs and other financing fees	—	(8,867)
Payment of debt extinguishment costs	—	(15,809)
Net cash provided by financing activities	67,027	86,400
Net increase (decrease) in cash and cash equivalents	2,207	(21,126)
Cash and cash equivalents at beginning of period	29,819	34,589
Cash and cash equivalents at end of period	$32,026	$13,463
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
The financial information as of June 30, 2013, and for the three and six months ended June 30, 2013 and 2012, is unaudited. In management’s opinion, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2013.
Cash and cash equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of June 30, 2013, cash with a recorded balance totaling $30,565 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.
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
We write off accounts receivable when they are determined to be uncollectible. Accounts receivable consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Joint interests	$31,914	$19,282
Accrued oil and natural gas sales	55,785	50,814
Derivative settlements	4,513	8,013
Other	690	472
Allowance for doubtful accounts	(1,723)	(1,274)
	$91,179	$77,307

Inventories
Inventories are comprised of equipment used in developing oil and natural gas properties and oil and natural gas production inventories. Equipment inventory is carried at the lower of cost or market using the average cost method. Oil and natural gas product inventories are stated at the lower of production cost or market. We regularly review inventory quantities on hand and record provisions for excess or obsolete inventory, if necessary. Inventories at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Equipment inventory	$12,394	$8,047
Oil and natural gas product	2,844	3,175
Inventory valuation allowance	(706)	(712)
	$14,532	$10,510
Oil and natural gas properties
We use the full cost method of accounting for oil and natural gas properties and activities. Accordingly, we capitalize all costs incurred in connection with the exploration for and development of oil and natural gas reserves. Proceeds from the disposition of oil and natural gas properties are accounted for as a reduction in capitalized costs, with no gain or loss generally recognized unless such dispositions involve a significant alteration in the depletion rate. We sold certain oil and gas properties for a total cash proceeds of approximately $67,713 and $39,322 subject to post-closing adjustments for the six months ended June 30, 2013 and 2012, respectively, which did not have a significant impact in our depletion rate. After June 30, 2013, we sold certain oil and gas properties for a total price of approximately $20,000 subject to post-closing adjustments.
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
The costs of unevaluated oil and natural gas properties are excluded from amortization until the properties are evaluated. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Work in progress costs are included in unevaluated oil and natural gas properties and as of June 30, 2013, include $84,085 of capital costs incurred for undeveloped acreage and $108,840 for the construction of CO2 delivery pipelines and facilities for which there are no reserves and $22,247 for wells and facilities in progress pending determination. As of December 31, 2012, work in progress costs included capital costs incurred for undeveloped acreage of $64,840 and $84,183 for the construction of CO2 delivery pipelines and facilities for which there are no reserves and $13,898 for wells and facilities in progress pending determination.
In accordance with the full cost method of accounting, the net capitalized costs of oil and natural gas properties are not to exceed their related estimated future net revenues discounted at 10% (“PV-10 value”), net of tax considerations, plus the cost of unproved properties not being amortized. The PV-10 value of our reserves as of June 30, 2013 was estimated based on average first day of the month prices of $91.60 per Bbl of oil and $3.44 per Mcf of gas for the twelve months ended June 30, 2013. The cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties as of June 30, 2013, and no impairment was necessary. A decline in oil and natural gas prices subsequent to June 30, 2013 could result in ceiling test write downs in future periods. The amount of any future impairment is difficult to predict, and will depend on the average oil and natural gas prices during each period, the incremental proved reserves added during each period, and additional capital spent.
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
Recently adopted accounting pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires enhanced disclosures that will enable financial statement users to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. In January 2013, additional guidance was issued which narrows the scope of the disclosure requirements to derivatives, securities borrowings, and securities lending transactions that are either offset or subject to a master netting arrangement. This guidance, which was effective and adopted by us in the first quarter of 2013, resulted in additional disclosures but had no financial impact.
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

	Six months ended June 30,
	2013	2012
Net cash provided by operating activities included:
Cash payments for interest	$53,199	$54,306
Interest capitalized	(7,549)	(1,927)
Cash payments for interest, net of amounts capitalized	$45,650	$52,379
Cash payments for income taxes	$240	$155
Non-cash investing activities included:
Asset retirement costs capitalized	$262	$416
Oil and natural gas properties acquired through increase in accounts payable and accrued liabilities	$19,613	$39,418

Note 3: Long-term debt
Long-term debt at June 30, 2013 and December 31, 2012, consisted of the following:

	June 30, 2013	December 31, 2012
9.875% Senior Notes due 2020, net of discount of $5,714 and $5,969 at June 30, 2013 and December 31, 2012, respectively	$294,286	$294,031
8.25% Senior Notes due 2021	400,000	400,000
7.625% Senior Notes due 2022, including premium of $6,169 and $6,631 at June 30, 2013 and December 31, 2012, respectively	556,169	556,631
Senior secured revolving credit facility	93,000	25,000
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 2.54% to 5.46%, due July 2013 through December 2028; collateralized by real property	11,440	12,596
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.94% to 6.99%, due July 2013 through February 2018; collateralized by automobiles, machinery and equipment	5,327	5,144
	1,360,222	1,293,402
Less current maturities	2,805	3,746
	$1,357,417	$1,289,656

Senior Notes
The Senior Notes, which, as of June 30, 2013, include our 9.875% Senior Notes due 2020, our 8.25% Senior Notes due 2021, and our 7.625% Senior Notes due 2022, are our senior unsecured obligations, rank equally in right of payment with all our existing and future senior debt, and rank senior to all of our existing and future subordinated debt. The indentures governing our Senior Notes contain certain covenants which limit our ability to:

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
Amounts borrowed under our senior secured revolving credit facility are subject to varying rates of interest based on (1) the total outstanding borrowings in relation to the borrowing base (the “utilization percentage”) and (2) whether we elect to borrow at the Eurodollar rate or the Alternate Base Rate (“ABR”). The entire balance outstanding at June 30, 2013 was subject to the Eurodollar rate.
The Eurodollar rate is computed at the Adjusted LIBO Rate, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in our senior secured revolving credit facility, plus a margin that varies depending on our utilization percentage. During the six months ended June 30, 2013, the applicable margin was 1.50%. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.
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
Commitment fees range from 0.375% to 0.50%, depending on our utilization percentage. During the six months ended June 30, 2013, commitment fees accrued at the rate of 0.375% on the unused portion of the borrowing base amount, and were included as a component of interest expense. We have the right to make prepayments of the borrowings at any time without penalty or premium.
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
We believe we were in compliance with all covenants under our senior secured revolving credit facility as of June 30, 2013.
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

Note 4: Derivative instruments
Overview
Our results of operations, financial condition and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties. To mitigate a portion of this exposure, we enter into various types of derivative instruments, including commodity price swaps, costless collars, put options, and basis protection swaps.
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
Put options may be purchased from the counterparty by our payment of a cash premium. If the market price is below the put strike price at the settlement date, we will receive a payment from the counterparty. Purchased put options are designed to provide a fixed price floor with the opportunity for upside if commodity prices increase.
We enhance the value of certain oil swaps by combining them with sold puts or put spread contracts. Sold puts require us to make a payment to the counterparty if the market price is below the put strike price at the settlement date. If the market price is greater than the sold put price, the result is the same as it would have been with a swap contract only. A put spread is a combination of a sold put and a purchased put. If the market price falls below the purchased put option price, we will receive the spread between the sold put option price and the purchased put option price from the counterparty. The use of a sold put allows us to receive an above-market swap price while the purchased put provides a measure of downside protection.
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

We protect a portion of our natural gas liquids production from price volatility using crude oil derivatives. The following table summarizes our crude oil derivatives outstanding as of June 30, 2013:

		Weighted average fixed price per Bbl
Period and Type of Contract	Volume MBbls	Swaps	Sold puts	Purchased puts	Sold calls
2013
Swaps	838	$95.37	$—	$—	$—
Three-way collars	1,830	$—	$77.79	$99.87	$114.30
2014
Swaps	480	$93.73	$—	$—	$—
Three-way collars	2,400	$—	$75.50	$93.25	$101.94
Enhanced swaps	1,440	$96.30	$80.00	$—	$—
Put spread enhanced swaps	1,303	$93.74	$80.00	$60.00	$—
Purchased puts	840	$—	$—	$60.00	$—
2015
Enhanced swaps	4,918	$93.35	$80.00	$—	$—

The following tables summarize our natural gas derivative instruments outstanding as of June 30, 2013:

Period and Type of Contract	Volume BBtu	Weighted average fixed price per Btu
2013
Natural gas swaps	10,080	$4.25
Natural gas basis protection swaps	8,100	$0.20
2014
Natural gas swaps	18,420	$4.03
Natural gas basis protection swaps	14,090	$0.23
2015
Natural gas swaps	10,800	$4.26

Effect of derivative instruments on the consolidated balance sheets
All derivative financial instruments are recorded on the balance sheet at fair value. See Note 5 for additional information regarding fair value measurements. The estimated fair values of derivative instruments are provided below. The carrying amounts of these instruments are equal to the estimated fair values.

	As of June 30, 2013			As of December 31, 2012
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Natural gas swaps	$10,424	$(888)	$9,536	$13,642	$(1,487)	$12,155
Oil swaps	3,665	(1,748)	1,917	4,957	(1,339)	3,618
Oil collars	19,493	—	19,493	27,411	(1,180)	26,231
Oil enhanced swaps	11,288	(358)	10,930	—	—	—
Oil purchased puts (1)	530	—	530	—	—	—
Natural gas basis differential swaps	166	(75)	91	—	(1,599)	(1,599)
Total derivative instruments	45,566	(3,069)	42,497	46,010	(5,605)	40,405
Less:
Netting adjustments (2)	2,756	(2,756)	—	2,977	(2,977)	—
Current portion asset (liability)	25,617	(266)	25,351	42,516	(436)	42,080
	$17,193	$(47)	$17,146	$517	$(2,192)	$(1,675)
___________

(1)	Includes premiums of $664 paid during the second quarter of 2013.

(2)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.
We discontinued hedge accounting effective April 1, 2010. Net derivative gains attributable to derivatives previously subject to hedge accounting were deferred through AOCI. As of June 30, 2013 and December 31, 2012, respectively, AOCI consists of deferred gains of $17,622 ($11,171 net of tax) and $37,134 ($23,223 net of tax) that will be recognized as gains from oil hedging activities through December 2013 as the hedged production is sold.
Derivative settlements outstanding at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Derivative settlements receivable included in accounts receivable	$4,513	$8,013
Derivative settlements payable included in accounts payable and accrued liabilities	$338	$41

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
Non-hedge derivative gains in the consolidated statements of operations are comprised of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Change in fair value of commodity price swaps	$15,044	$18,701	$(4,320)	$14,716
Change in fair value of collars	1,547	43,682	(6,738)	34,574
Change in fair value of enhanced swaps and put options	8,765	—	10,796	—
Change in fair value of natural gas basis differential contracts	1,514	(1,202)	1,690	(829)
Receipts from settlement of commodity price swaps	312	9,275	4,837	11,976
Receipts from settlement of collars	5,825	2,599	11,556	2,632
Payments on settlement of natural gas basis differential contracts	(115)	(527)	(475)	(1,004)
	$32,892	$72,528	$17,346	$62,065
Any premiums paid on derivative contracts will be included in non-hedge derivative gains (losses) as the derivative contracts settle.

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

Recurring fair value measurements
Our financial instruments recorded at fair value on a recurring basis consist of commodity derivative contracts (see Note 4). We have no Level 1 assets or liabilities as of June 30, 2013 or December 31, 2012. Our derivative contracts classified as Level 2 as of June 30, 2013 and December 31, 2012 consist of commodity price swaps and basis protection swaps, which are valued using an income approach. Future cash flows from the derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at the LIBOR swap rate.
As of June 30, 2013, our derivative contracts classified as Level 3 consisted of three-way collars, enhanced swaps, and purchased puts. As of December 31, 2012, our derivative contracts classified as Level 3 consisted of three-way collars. The fair value of these contracts is developed by a third-party pricing service using a proprietary valuation model, which we believe incorporates the assumptions that market participants would have made at the end of each period. Observable inputs include contractual terms, published forward pricing curves, and yield curves. Significant unobservable inputs are implied volatilities. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. We review these valuations and the changes in the fair value measurements for reasonableness.
All derivative instruments are discounted further using a rate that incorporates our nonperformance risk for derivative liabilities and our counterparties’ nonperformance risk for derivative assets. If available, we use our counterparties’ credit default swap values or the spread between the risk-free interest rate and the yield on our counterparties’ publicly traded debt having similar maturities to our derivative contracts as the measure of our counterparties’ nonperformance risk. As of June 30, 2013 and December 31, 2012, the rate reflecting our nonperformance risk was 1.50% and 1.50%, respectively. The weighted-average rate reflecting our counterparties’ nonperformance risk was approximately 0.62% and 0.32% as of June 30, 2013 and December 31, 2012, respectively.
The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of June 30, 2013			As of December 31, 2012
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$14,255	$(2,711)	$11,544	$18,599	$(4,425)	$14,174
Significant unobservable inputs (Level 3)	31,311	(358)	30,953	27,411	(1,180)	26,231
Netting adjustments (1)	(2,756)	2,756	—	(2,977)	2,977	—
	$42,810	$(313)	$42,497	$43,033	$(2,628)	$40,405
___________

(1)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.
Changes in the fair value of our derivative instruments classified as Level 3 in the fair value hierarchy during the six months ended June 30, 2013 and 2012 were:

	For the six months ended June 30,
Net derivative assets	2013	2012
Beginning balance	$26,231	$5,049
Realized and unrealized gains included in non-hedge derivative gains	15,614	37,206
Purchases	664	—
Settlements received	(11,556)	(2,632)
Ending balance	$30,953	$39,623
Gains relating to instruments still held at the reporting date included in non-hedge derivative gains for the period	$18,651	$35,232

Nonrecurring fair value measurements
Additions to the asset and liability associated with our asset retirement obligations are measured at fair value on a nonrecurring basis. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the first six months of 2013 and 2012 were escalated using an annual inflation rate of 2.95% and 2.95%, respectively, and discounted using our credit-adjusted risk-free interest rate of 7.10% and 7.50%, respectively. These estimates may change based upon future inflation rates and changes in statutory remediation rules. During the six months ended June 30, 2013 and 2012, additions to our asset retirement obligations were $262 and $416, respectively. See Note 6 for additional information regarding our asset retirement obligations.
Fair value of other financial instruments
Our significant financial instruments, other than derivatives, consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. We believe the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments.
The carrying value and estimated fair value of our long-term debt at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012
Level 2	Carrying value	Estimated fair value	Carrying value	Estimated fair value
9.875% Senior Notes due 2020	$294,286	$342,210	$294,031	$341,250
8.25% Senior Notes due 2021	400,000	419,680	400,000	434,000
7.625% Senior Notes due 2022	556,169	557,938	556,631	574,750
Senior secured revolving credit facility	93,000	93,000	25,000	25,000
Other secured long-term debt	16,767	16,767	17,740	17,740
	$1,360,222	$1,429,595	$1,293,402	$1,392,740
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

Counterparty credit risk
Our derivative contracts are executed with institutions, or affiliates of institutions, that are parties to our senior secured revolving credit facility at the time of execution, and we believe the credit risks associated with all of these institutions are acceptable. We do not require collateral or other security from counterparties to support derivative instruments. Master agreements are in place with each of our derivative counterparties which provide for net settlement in the event of default or termination of the contracts under each respective agreement. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivatives. Our loss is further limited as any amounts due from a defaulting counterparty that is a lender, or an affiliate of a lender, under our senior secured revolving credit facility can be offset against amounts owed to such counterparty lender under our senior secured revolving credit facility. As of June 30, 2013, the counterparties to our open derivative contracts consisted of ten financial institutions, of which nine were subject to our rights of offset under our senior secured revolving credit facility.
The following table summarizes our derivative assets and liabilities which are offset in the balance sheet under our master netting agreements. It also reflects the amounts outstanding under our senior secured revolving credit facility that are available to offset our net derivative assets due from counterparties that are lenders under our senior secured revolving credit facility.

	Offset in the consolidated balance sheets			Gross amounts not offset in the consolidated balance sheets
	Gross assets (liabilities)	Offsetting assets (liabilities)	Net assets (liabilities)	Amounts outstanding under senior secured revolving credit facility	Net amount
As of June 30, 2013
Derivative assets	$45,566	$(2,950)	$42,616	$(26,169)	$16,447
Derivative liabilities	(3,069)	2,950	(119)	—	(119)
	$42,497	$—	$42,497	$(26,169)	$16,328
As of December 31, 2012
Derivative assets	$46,010	$(4,721)	$41,289	$(9,180)	$32,109
Derivative liabilities	(5,605)	4,721	(884)	—	(884)
	$40,405	$—	$40,405	$(9,180)	$31,225
We did not post additional collateral under any of these contracts as all of our counterparties are secured by the collateral under our senior secured revolving credit facility. Payment on our derivative contracts would be accelerated in the event of a default on our senior secured revolving credit facility. The aggregate fair value of our derivative liabilities was $3,069 at June 30, 2013.

Note 6: Asset retirement obligations
The following table provides a summary of our asset retirement obligation activity during the six months ended June 30, 2013 and 2012.

	For the six months ended June 30,
	2013	2012
Beginning balance	$49,214	$46,493
Liabilities incurred in current period	262	416
Liabilities settled in current period	(2,867)	(1,211)
Accretion expense	2,008	1,969
	48,617	47,667
Less current portion	2,900	2,900
	$45,717	$44,767
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

A summary of our phantom stock and RSU activity during the six months ended June 30, 2013 is presented in the following table:

	Phantom Plan			RSU Plan
	Weighted average grant date fair value	Phantom shares	Vest date fair value	Weighted average grant date fair value	Restricted Stock Units	Vest date fair value
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2013	$16.87	84,764		$17.12	151,909
Granted	$—	—		$12.83	248,361
Vested	$16.20	(21,260)	$273	$17.84	(43,354)	$556
Forfeited	$17.83	(4,256)		$14.44	(24,798)
Unvested and outstanding at June 30, 2013	$17.05	59,248		$14.02	332,118
Based on an estimated fair value of $10.19 per phantom share and RSU as of June 30, 2013, the aggregate intrinsic value of the unvested phantom shares and RSUs outstanding was $3,988.
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
This modification changed the classification of the canceled and reissued awards from equity to liability instruments and resulted in estimated incremental compensation cost of $4,322, which will be recognized over the five-year requisite service period using the accelerated method. Incremental compensation cost is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the modification, and will be adjusted for changes in the fair value of the modified awards in each period until the awards are vested or forfeited.

A summary of our restricted stock activity during the six months ended June 30, 2013 is presented below:

	Time Vested			Performance Vested
	Weighted average grant date fair value	Restricted shares	Vest date fair value	Weighted average grant date fair value	Restricted shares
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2013	$651.97	9,481		$324.48	55,824
Granted	$626.02	2,518		$181.59	4,733
Vested	$681.36	(1,950)	$1,206	$—	—
Forfeited	$622.32	(1,257)		$335.72	(2,203)
Modified	$626.00	11,166		$324.47	(11,166)
Unvested and total outstanding at June 30, 2013	$633.16	19,958		$309.62	47,188
During the six months ended June 30, 2013 and 2012, respectively, we repurchased and canceled 769 and 643 vested shares, primarily for tax withholding, and we expect to repurchase approximately 2,000 restricted shares vesting during the next twelve months. Based on an estimated fair value of $626.00 per Time Vested restricted share, the aggregate intrinsic value of the unvested Time Vested restricted shares outstanding was $12,494 as of June 30, 2013.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock-based compensation cost	$682	$1,244	$2,575	$3,048
Less: stock-based compensation cost capitalized	(356)	(457)	(935)	(1,110)
Stock-based compensation expense	$326	$787	$1,640	$1,938
Payments for stock-based compensation were $1,229 and $800 during the second quarters of 2013 and 2012, respectively, and were $1,298 and $862 during the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, accrued payroll and benefits payable included $3,915 and $2,636, respectively, for stock-based compensation costs expected to be settled within the next twelve months. Unrecognized compensation cost of approximately $19,465 is expected to be recognized over a weighted-average period of 3.35 years.

Note 8: Common stock
The following is a summary of the changes in our common shares outstanding during the six months ended June 30, 2013:

	Common Stock
	Class A	Class B	Class C	Class D	Class E	Class F	Class G	Total
Shares outstanding at January 1, 2013	67,991	357,882	209,882	279,999	504,276	1	3	1,420,034
Restricted stock issuances	7,251	—	—	—	—	—	—	7,251
Restricted stock repurchased	(769)	—	—	—	—	—	—	(769)
Restricted stock forfeitures	(3,460)	—	—	—	—	—	—	(3,460)
Shares outstanding at June 30, 2013	71,013	357,882	209,882	279,999	504,276	1	3	1,423,056

Note 9: Related party transactions
CHK Energy Holdings, Inc., an indirect wholly owned subsidiary of Chesapeake Energy Corporation (“Chesapeake”), owns approximately 20% of our outstanding common stock. We participate in ownership of properties operated by Chesapeake, and we received revenues and incurred joint interest billings on these properties as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues	$1,460	$824	$2,840	$1,769
Joint interest billings	$(809)	$(2,995)	$(1,312)	$(3,467)
In addition, Chesapeake participates in ownership of properties operated by us, and we paid revenues and recorded joint interest billings to Chesapeake on these properties as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues	$(956)	$(836)	$(1,879)	$(1,459)
Joint interest billings	$3,618	$3,107	$7,885	$4,644
Amounts receivable from and payable to Chesapeake at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Amounts receivable from Chesapeake	$2,192	$2,071
Amounts payable to Chesapeake	$473	$864

Note 10: Commitments and contingencies
Standby letters of credit (“Letters”) available under our senior secured revolving credit facility are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had various Letters outstanding totaling $920 as of June 30, 2013 and December 31, 2012. Interest on each Letter accrues at the lender’s prime rate plus applicable margin for all amounts paid by the lenders under the Letters. No amounts were paid by the lenders under the Letters, therefore we paid no interest on the Letters during the six months ended June 30, 2013 or 2012.

Naylor Farms, Inc., individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C.
On June 7, 2011, Naylor Farms, Inc. (the “Plaintiff”), filed a complaint against us, alleging claims on behalf of itself and non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging damages in excess of $5,000. The Plaintiff also requests allowable interest, punitive damages, cancellation of leases, other equitable relief, and an award of attorney fees and costs. We have denied liability on the claims and raised arguments and defenses that, if accepted by the Court, will result in no loss to us. The case was stayed on August 9, 2012 to allow the U.S. Court of Appeals for the Tenth Circuit to decide two unrelated cases that had issues similar to this case. The Tenth Circuit issued its opinions in those unrelated cases on July 9, 2013 and mandates were issued July 31, 2013. On August 12, 2013, the Plaintiffs filed a motion to lift the stay and re-open the proceedings.  At this time, a class has not been certified and discovery will resume when the case is re-opened and the stay is lifted. As such, we are not yet able to estimate a possible loss, or range of possible loss, if any.

Amanda Dodson, individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C.
On May 10, 2013, Amanda Dodson (the “Plaintiff”), filed a complaint against us, alleging claims on behalf of herself and all non-governmental Oklahoma citizens who are royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Petition was not served until July 2, 2013. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging entitlement to actual damages in an unspecified amount. The Plaintiff also requests allowable interest, punitive damages, injunctive relief, an accounting, disgorgement damages, and an award of attorney fees and costs. We have denied liability on the claims and raised arguments and defenses that, if accepted by the Court, will result in no loss to us. At this time, a class has not been certified and discovery is beginning. As such, we are not yet able to estimate a possible loss, or range of possible loss, if any.
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

During the second quarter of 2013, production increased 18% to 2,479 MBoe compared to production of 2,095 MBoe during the second quarter of 2012, primarily due to our drilling activity. This increase in production, combined with a 6% increase in the average sales price before hedging, resulted in a 25% increase in revenue from oil and natural gas sales in the second quarter of 2013 compared to the same period in 2012. This increase was offset by a $39.6 million decrease in our non-hedge derivative gains, which was primarily due to the significant volatility of oil and natural gas prices and to changes in our outstanding derivatives contracts during these periods. As a result of these and other factors, we reported net income of $38.9 million during the second quarter of 2013 compared to net income of $40.5 million for the comparable period in 2012.

The following are material events that have impacted our liquidity or results of operations, and/or are expected to impact these items in future periods:

•	Expanded capital expenditures. We have expanded our 2013 oil and natural gas property capital expenditures budget to $498.0 million to allow us to take advantage of additional leasehold acquisition and drilling opportunities in our repeatable resource plays. We expect to fund the expanded budget through net cash provided by operations, borrowings under our senior secured revolving credit facility, and sales of non-strategic properties.

•
Asset sales. During 2013, we have divested of certain oil and gas properties for cash proceeds of approximately $87.7 million subject to post-closing adjustments which includes $20.0 million sold subsequent to June 30, 2013. The properties included in the sale accounted for approximately 2% and 5% of our total production during the first half of 2013 and 2012, respectively.

•
Stock-based compensation. In the first quarter of 2013, we amended and restated all outstanding Performance Vested awards under the 2010 Plan awards to reflect that: (i) those shares which would vest if CCMP receives net proceeds from a Transaction that yields a return of at least 400% per share were removed from the initial Performance Vested awards and an equal number of Time Vested shares were granted effective as of January 1, 2013; and (ii) the return on investment targets applicable to the remaining number of Performance Vested shares and to any new grants of Performance Vested shares were revised. These modifications resulted in incremental compensation cost of $4.3 million, which will be recognized over the five-year requisite service period using the accelerated method.

Results of operations
Revenues and production
The following table presents information about our oil and natural gas sales before the effects of commodity derivative settlements:

	Three months ended		Percentage change	Six months ended		Percentage change
	June 30,			June 30,
	2013	2012		2013	2012
Oil and natural gas sales (in thousands)
Oil (1)	$123,181	$106,123	16.1%	$235,493	$222,426	5.9%
Natural gas	21,172	9,325	127.0%	36,372	20,811	74.8%
Total	$144,353	$115,448	25.0%	$271,865	$243,237	11.8%
Production
Oil (MBbls) (1)	1,576	1,328	18.7%	3,013	2,644	14.0%
Natural gas (MMcf)	5,418	4,602	17.7%	10,254	9,414	8.9%
MBoe	2,479	2,095	18.3%	4,722	4,213	12.1%
Average sales prices (excluding derivative settlements)
Oil per Bbl (1)	$78.16	$79.91	(2.2)%	$78.16	$84.12	(7.1)%
Natural gas per Mcf	$3.91	$2.03	92.6%	$3.55	$2.21	60.6%
Boe	$58.23	$55.11	5.7%	$57.57	$57.73	(0.3)%
___________

(1)	Includes natural gas liquids.
Oil and natural gas revenues increased significantly during the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 primarily due to increase in sales volumes and natural gas prices. Production for the three and six months ended June 30, 2013 increased significantly compared to the three and six months ended June 30, 2012 primarily due to our drilling and development activity in our Northern Oklahoma Mississippi Play, Panhandle Marmaton Play, Granite Wash Play and Cleveland Sand Play.

The relative impact of changes in commodity prices and sales volumes on our oil and natural gas sales before the effects of hedging is shown in the following table:

	Three months ended		Six months ended
	June 30, 2013 vs. 2012		June 30, 2013 vs. 2012
(in thousands)	Sales change	Percentage change in sales	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$(2,760)	(2.6)%	$(17,975)	(8.1)%
Production	19,818	18.7%	31,042	14.0%
Total change in oil sales	$17,058	16.1%	$13,067	5.9%
Change in natural gas sales due to:
Prices	$10,194	109.3%	$13,704	65.9%
Production	1,653	17.7%	1,857	8.9%
Total change in natural gas sales	$11,847	127.0%	$15,561	74.8%
Production volumes by area were as follows (MBoe):

	Three months ended		Percentage change	Six months ended		Percentage change
	June 30,			June 30,
	2013	2012		2013	2012
Enhanced Oil Recovery Project Areas	390	341	14.4%	758	666	13.8%
Mid-Continent Area	1,669	1,244	34.2%	3,086	2,498	23.5%
Permian Basin Area	247	277	(10.8)%	533	587	(9.2)%
Other	173	233	(25.8)%	345	462	(25.3)%
Total	2,479	2,095	18.3%	4,722	4,213	12.1%
Production in our EOR Project Areas increased primarily due to our ongoing drilling and CO2 injection activities in our Booker and Farnsworth Area Units. Production in our Mid-Continent Area increased primarily due to our drilling and development activity in our Northern Oklahoma Mississippi Play, Panhandle Marmaton Play, Granite Wash Play and Cleveland Sand Play. The decrease in production in the Permian Basin Area is primarily due to the natural decline in production from natural gas wells in the Haley area.

Derivative activities
Our results of operations, financial condition and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties. To mitigate a portion of this exposure, we enter into various types of derivative instruments, including commodity price swaps, costless collars, put options, and basis protection swaps.
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
Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements on realized prices:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Oil (per Bbl)(1):
Before derivative settlements	$78.16	$79.91	$78.16	$84.12
After derivative settlements	$82.14	$82.79	$82.34	$83.95
Post-settlement to pre-settlement price	105.1%	103.6%	105.3%	99.8%
Natural gas (per Mcf):
Before derivative settlements	$3.91	$2.03	$3.55	$2.21
After derivative settlements	$3.86	$3.66	$3.87	$3.71
Post-settlement to pre-settlement price	98.7%	180.3%	109.0%	167.9%
___________

(1)	Includes natural gas liquids.

The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

(in thousands)	June 30, 2013	December 31, 2012
Derivative assets (liabilities):
Natural gas swaps	$9,536	$12,155
Oil swaps	1,917	3,618
Oil collars	19,493	26,231
Oil enhanced swaps	10,930	—
Oil purchased puts(1)	530	—
Natural gas basis differential swaps	91	(1,599)
Net derivative assets	$42,497	$40,405
___________

(1)	Includes premiums of $0.7 million paid during the second quarter of 2013.
We discontinued hedge accounting effective April 1, 2010. Net derivative gains (losses) attributable to derivatives previously subject to hedge accounting were deferred through accumulated other comprehensive income (“AOCI”). As of June 30, 2013 and December 31, 2012, respectively, AOCI consists of deferred gains of $17.6 million ($11.2 million net of tax) and $37.1 million ($23.2 million net of tax) that will be recognized as gains from oil hedging activities through December 2013 as the hedged production is sold.

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
The effects of derivative activities on our results of operations and cash flows were as follows for the periods indicated:

	Three months ended June 30,
	2013		2012
(in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)

Gain from oil hedging activities	$9,509	$—	$11,886	$—
Non-hedge derivative gains:
Oil swaps, collars, enhanced swaps and puts	$12,385	$6,275	$74,809	$3,824
Natural gas swaps	12,971	(138)	(12,426)	8,050
Natural gas basis differential contracts	1,514	(115)	(1,202)	(527)
Non-hedge derivative gains	$26,870	$6,022	$61,181	$11,347
Total gains from derivative activities	$36,379	$6,022	$73,067	$11,347

	Six months ended June 30,
	2013		2012
(in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)

Gain from oil hedging activities	$19,512	$—	$24,309	$—
Non-hedge derivative gains:
Oil swaps, collars, enhanced swaps and puts	$2,357	$12,591	$55,957	$(473)
Natural gas swaps	(2,619)	3,802	(6,667)	15,081
Natural gas basis differential contracts	1,690	(475)	(829)	(1,004)
Non-hedge derivative gains	$1,428	$15,918	$48,461	$13,604
Total gains from derivative activities	$20,940	$15,918	$72,770	$13,604
We reclassified into earnings gains of $9.5 million and $11.9 million, respectively, during the second quarters of 2013 and 2012, and we reclassified into earnings gains of $19.5 million and $24.3 million, respectively, during the six months ended June 30, 2013 and June 30, 2012. These gains were associated with oil swaps for which hedge accounting was previously discontinued.
We recognized net non-hedge derivative gains of $32.9 million and $72.5 million, respectively, during the second quarters of 2013 and 2012, and we recognized net non-hedge derivative gains of $17.3 million and $62.1 million, respectively, during the six months ended June 30, 2013 and June 30, 2012. The fluctuation in non-hedge derivative gains (losses) from period to period is due primarily to the significant volatility of oil and natural gas prices and to changes in our outstanding derivative contracts during these periods.
Total gains on derivative activities recognized in our consolidated statements of operations were $42.4 million and $84.4 million, respectively, during the second quarters of 2013 and 2012, and were $36.9 million and $86.4 million, respectively during the six months ended June 30, 2013 and June 30, 2012.

Lease operating expenses

	Three months ended June 30,		Percentage change	Six months ended June 30,		Percentage change
	2013	2012		2013	2012
Lease operating expenses (in thousands)	$32,949	$32,719	0.7%	$66,926	$63,668	5.1%
Lease operating expenses per Boe	$13.29	$15.62	(14.9)%	$14.17	$15.11	(6.2)%
Lease operating costs are sensitive to changes in demand for field equipment, services, and qualified operational personnel, which is driven by demand for oil and natural gas. However, the timing of changes in operating costs may lag behind changes in commodity prices.
Our lease operating expenses were relatively flat during the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily due to the incremental cost of oil field goods and services associated with net wells we added during the last twelve months largely offset by decreased operating expenses due to the divestiture of certain non-core assets during the second quarter of 2013. Our lease operating expenses on a Boe basis, however, decreased to $13.29 during the three months ended June 30, 2013 from $15.62 during the three months ended June 30, 2012. The decrease of 15% on a Boe basis is primarily attributable to the increase in overall production volumes between periods.
Our lease operating expenses increased by $3.3 million during the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily due to the incremental cost of oil field goods and services associated with net wells we added during the last twelve months partially offset by decreased operating expenses due to the divestiture of certain non-core assets during the first and second quarters of 2013. Our lease operating expenses on a Boe basis, however, decreased to $14.17 during the six months ended June 30, 2013 from $15.11 during the six months ended June 30, 2012. The decrease of 6% on a Boe basis is primarily attributable to the increase in overall production volumes between periods.
Production taxes (which include ad valorem taxes)

	Three months ended June 30,		Percentage change	Six months ended June 30,		Percentage change
	2013	2012		2013	2012
Production taxes (in thousands)	$8,588	$7,220	18.9%	$16,468	$15,510	6.2%
Production taxes per Boe	$3.46	$3.45	0.3%	$3.49	$3.68	(5.2)%
Production taxes generally change in proportion to oil and natural gas sales. The increase in production taxes during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to the 18% increase in sales volumes combined with the 6% increase in averaged realized prices offset partially by lower tax rates on our horizontal wells. Production taxes per Boe during the three months ended June 30, 2013 were relatively flat compared to the three months ended June 30, 2012 primarily due to the increase in overall production volumes between periods offset significantly by lower tax rates on our horizontal wells.
The increase in production taxes during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to the 12% increase in sales volumes offset partially by lower tax rates on our horizontal wells. The decreases in production taxes per Boe during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to lower tax rates on our horizontal wells offset partially by the increase in overall production volumes between periods.

Depreciation, depletion and amortization (“DD&A”)

	Three months ended June 30,		Percentage change	Six months ended June 30,		Percentage change
	2013	2012		2013	2012
DD&A (in thousands):
Oil and natural gas properties	$44,795	$34,746	28.9%	$85,577	$68,291	25.3%
Property and equipment	2,145	2,713	(20.9)%	4,272	5,126	(16.7)%
Accretion of asset retirement obligation	1,001	995	0.6%	2,008	1,969	2.0%
Total DD&A	$47,941	$38,454	24.7%	$91,857	$75,386	21.8%
DD&A per Boe:
Oil and natural gas properties	$18.07	$16.59	8.9%	$18.12	$16.21	11.8%
Other fixed assets	$1.27	$1.77	(28.2)%	$1.33	$1.68	(20.8)%
Total DD&A per Boe	$19.34	$18.36	5.3%	$19.45	$17.89	8.7%
We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and costs, and thus our DD&A rate could change significantly in the future. DD&A on oil and natural gas properties increased $10.0 million for the second quarter of 2013 compared to the second quarter of 2012, of which $6.3 million was due to an increase in production and $3.7 million was due to a higher rate per equivalent unit of production. Our DD&A rate per equivalent unit of production increased $1.48 to $18.07 per Boe for the second quarter of 2013 primarily due to higher cost reserve additions and higher estimated future development costs for proved undeveloped reserves.
DD&A on oil and natural gas properties increased $17.3 million for the first half of 2013 compared to the first half of 2012, of which $9.0 million was due to a higher rate per equivalent unit of production and $8.3 million was due to an increase in production. Our DD&A rate per equivalent unit of production increased $1.91 to $18.12 per Boe for the first half of 2013 primarily due to higher cost reserve additions and higher estimated future development costs for proved undeveloped reserves combined with a decrease in reserves during the first quarter of 2013 compared to the first quarter of 2012 resulting from lower commodity prices combined.
General and administrative expenses (“G&A”)

	Three months ended June 30,		Percentage change	Six months ended June 30,		Percentage change
	2013	2012		2013	2012
G&A (in thousands):
Gross G&A expenses	$16,008	$17,216	(7.0)%	$35,013	$35,260	(0.7)%
Capitalized exploration and development costs	(4,455)	(4,378)	1.8%	(9,452)	(8,973)	5.3%
Net G&A expenses	$11,553	$12,838	(10.0)%	$25,561	$26,287	(2.8)%
Average G&A expense per Boe	$4.66	$6.13	(24.0)%	$5.41	$6.24	(13.3)%

G&A expenses for the three months ended June 30, 2013 decreased 10% compared to the three months ended June 30, 2012 primarily due to decreased professional services related to certain projects and initiatives that phased out by the end of 2012.  Our G&A expenses on a Boe basis decreased by $1.47 per Boe for the three months ended June 30, 2013 compared to the same period in 2012 due primarily to these same factors and the increase in overall production volumes between periods.

G&A expenses for the six months ended June 30, 2013 decreased 3% compared to the six months ended June 30, 2012 primarily due to decreased professional services related to certain projects and initiatives that phased out by the end of 2012 offset partially by increased compensation and benefit costs related to the competitive nature of our market and our increased activity.  Our G&A expenses on a Boe basis decreased by $0.83 for the three months ended June 30, 2013 compared to the same period in 2012 due primarily to these same factors and the increase in overall production volumes between periods.

Other income and expenses
Interest expense. The following table presents interest expense for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
8.875% Senior Notes due 2017	$—	$2,968	$—	$10,421
9.875% Senior Notes due 2020	7,661	7,636	15,316	15,266
8.25% Senior Notes due 2021	8,406	8,393	16,808	16,783
7.625% Senior Notes due 2022	10,518	5,090	21,028	5,090
Senior secured revolving credit facility	364	252	491	308
Bank fees and other interest	1,172	1,301	2,397	2,638
Capitalized interest	(3,921)	(1,217)	(7,549)	(1,927)
Total interest expense	$24,200	$24,423	$48,491	$48,579
Average long-term borrowings	$1,354,150	$1,138,738	$1,327,230	$1,095,625
Total interest expense for the three and six months ended June 30, 2013 was relatively flat compared to the same periods in 2012 as our increased levels of borrowing were offset by higher capitalized interest, primarily associated with the construction of CO2 delivery pipelines and facilities.
Loss on extinguishment of debt. On May 2, 2012, we issued $400,000 aggregate principal amount of 7.625% Senior Notes maturing on November 15, 2022. Net proceeds from the 7.625% Senior Notes were used to consummate a tender offer for all of our 8.875% Senior Notes due 2017, to redeem the 8.875% Senior Notes not purchased in the tender offer, and for general corporate purposes. During the second quarter of 2012, we recorded a loss of $21.7 million loss associated with the refinancing of our 8.875% Senior Notes, including $15.8 million in repurchase- and redemption-related fees and a $5.9 million write off of deferred financing costs and unaccreted discount.

Liquidity and capital resources
Historically, our primary sources of liquidity have been cash generated from our operations, debt, and private equity sales. As of June 30, 2013, we had cash and cash equivalents of $32.0 million and had borrowed $93.0 million under our senior secured revolving credit facility with a borrowing base of $500.0 million. We believe that we will have sufficient funds available through our cash from operations and borrowing capacity under our revolving line of credit to meet our normal recurring operating needs, debt service obligations, capital requirements and contingencies for the next 12 months.
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
Covenants set forth in the indentures for our Senior Notes, including the Adjusted Consolidated Net Tangible Asset debt incurrence test (the “ACNTA test”), limit the amount of secured debt we can incur. Certain thresholds set forth in the ACNTA test are principally reliant upon the levels of commodity prices for crude oil and natural gas at specified dates. The amount of secured debt permitted under our Senior Notes is set at a minimum of $500.0 million. We have the ability to borrow under our senior secured revolving credit facility, subject to maintaining a Current Ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0 and a Consolidated Net Debt to Consolidated EBITDAX ratio, as defined in our senior secured revolving credit facility, of not greater than 4.50 to 1.0 for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarter. As of August 14, 2013, our availability under the borrowing base was limited to $301.8 million based on the Consolidated Net Debt to Consolidated EBITDAX ratio.

Sources and uses of cash
Our net increase (decrease) in cash is summarized as follows:

	Six months ended
	June 30,
(in thousands)	2013	2012
Cash flows provided by operating activities	$99,999	$76,296
Cash flows used in investing activities	(164,819)	(183,822)
Cash flows provided by financing activities	67,027	86,400
Net increase (decrease) in cash during the period	$2,207	$(21,126)
Substantially all of our cash flow from operating activities is from the production and sale of oil and natural gas. Cash flows from operating activities were 31% higher in the six months ended June 30, 2013 than they were in the same period of 2012 primarily due to the 12% increase in oil and natural gas sales resulting from the 12% increase in production.
We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. For the six months ended June 30, 2013 and 2012, cash flows provided by operating activities were approximately 40% and 32%, respectively, of cash used for the purchase of property and equipment and oil and natural gas properties.
Our capital expenditures incurred for oil and natural gas properties during the six months ended June 30, 2013 are detailed below:

(in thousands)	EOR Project Areas	Mid-Continent Area	Permian Basin Area	Other	Total	Expanded 2013 Capital Expenditures Budget
Acquisitions	$137	$29,792	$21	$163	$30,113	$54,000
Drilling	10,687	144,859	2,833	289	158,668	292,000
Enhancements	16,885	8,331	1,789	219	27,224	57,000
Pipeline and field infrastructure	40,878	—	—	—	40,878	78,000
CO2 purchases	5,613	—	—	—	5,613	17,000
Total	$74,200	$182,982	$4,643	$671	$262,496	$498,000
During the third quarter of 2013, we expanded our 2013 oil and natural gas property capital expenditures budget from $401.0 million to $498.0 million to allow us to take advantage of additional leasehold acquisition and drilling opportunities in our repeatable resource plays. In addition to the capital expenditures for oil and natural gas properties, we spent approximately $5.8 million for property and equipment during the six months ended June 30, 2013. We also received proceeds of $68.1 million and $39.7 million during the six months ended June 30, 2013 and 2012, respectively, primarily from dispositions of certain non-strategic oil and natural gas properties.
During the six months ended June 30, 2013 and 2012, we received net derivative settlements totaling $15.9 million and $13.6 million, respectively. Primarily as a result of our net capital investments and derivative settlements, cash flows used in investing activities were $164.8 million and $183.8 million during the six months ended June 30, 2013 and 2012, respectively.
Cash flows provided by financing activities were $67.0 million during the first half of 2013, primarily due to net borrowings under our senior secured revolving credit facility to finance our capital program. Cash flows provided by financing activities were $86.4 million during the first half of 2012. On May 2, 2012, we issued $400.0 million aggregate principal amount of 7.625% Senior Notes maturing on November 15, 2022. Net proceeds from the 7.625% Senior Notes were used to consummate a tender offer for all of our 8.875% Senior Notes due 2017, to redeem the 8.875% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with this refinancing transaction, we paid approximately $8.7 million of issuance costs related to underwriting and other fees and approximately $15.8 million of repurchase and redemption-related costs. We also incurred net borrowings of $35.0 million under our senior secured revolving credit facility to finance our capital program during the first half of 2012.

Senior Notes
The Senior Notes, which, as of June 30, 2013, include our 9.875% Senior Notes due 2020, our 8.25% Senior Notes due 2021, and our 7.625% Senior Notes due 2022, are our senior unsecured obligations, rank equally in right of payment with all our existing and future senior debt, and rank senior to all of our existing and future subordinated debt. The payment of the principal, interest and premium on the Senior Notes is fully and unconditionally guaranteed on a senior unsecured basis by our material existing and future domestic restricted subsidiaries, as defined in the indentures.
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
Amounts borrowed under our senior secured revolving credit facility are subject to varying rates of interest based on (1) the total outstanding borrowings in relation to the borrowing base (the “utilization percentage”) and (2) whether we elect to borrow at the Eurodollar rate or the Alternate Base Rate (“ABR”). As of June 30, 2013, the balance outstanding under our senior secured revolving credit facility was $93.0 million, all of which was subject to the Eurodollar rate.
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
Our senior secured revolving credit facility requires us to maintain a current ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our senior secured revolving credit facility, we consider the current ratio calculated under our senior secured revolving credit facility to be a useful measure of our liquidity because it includes the funds available to us under our senior secured revolving credit facility and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At June 30, 2013 and December 31, 2012, our current ratio as computed using GAAP was 0.82 and 0.84, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 3.01 and 3.74, respectively. The following table reconciles our current assets and current liabilities using GAAP to the same items for purposes of calculating the current ratio for our loan compliance:

(dollars in thousands)	June 30, 2013	December 31, 2012
Current assets per GAAP	$165,215	$163,617
Plus—Availability under senior secured revolving credit facility	406,080	474,080
Less—Short-term derivative instruments	(25,617)	(42,516)
Current assets as adjusted	$545,678	$595,181
Current liabilities per GAAP	$201,261	$194,590
Less—Short term derivative instruments	(266)	(436)
Less—Short-term asset retirement obligations	(2,900)	(2,900)
Less—Deferred tax liability on derivative instruments and asset retirement obligations	(16,750)	(32,051)
Current liabilities as adjusted	$181,345	$159,203
Current ratio for loan compliance	3.01	3.74

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
Alternative capital resources
We have historically used cash flow from operations, debt financing, private issuances of common stock and asset sales as our primary sources of capital. In the future we may use additional sources such as additional asset sales, additional public or private issuances of common or preferred stock, or project financing. While we believe we would be able to obtain funds through one or more of these alternative sources, if needed, we cannot provide assurance that these resources would be available on terms acceptable to us.

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
The following table provides a reconciliation of our net income to adjusted EBITDA for the specified periods:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Net income	$38,900	$40,463	$37,710	$50,245
Interest expense	24,200	24,423	48,491	48,579
Income tax expense	22,810	22,176	22,123	28,372
Depreciation, depletion, and amortization	47,941	38,454	91,857	75,386
Reclassification adjustment for hedge gains	(9,509)	(11,886)	(19,512)	(24,309)
Non-cash change in fair value of non-hedge derivative instruments	(26,870)	(61,181)	(1,428)	(48,461)
Interest income	(58)	(49)	(154)	(107)
Stock-based compensation expense	(32)	787	1,282	1,938
(Gain) loss on disposed assets	(129)	(47)	(224)	48
Loss on extinguishment of debt	—	21,696	—	21,696
Adjusted EBITDA	$97,253	$74,836	$180,145	$153,387

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
Oil and natural gas prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our senior secured revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our production for the six months ended June 30, 2013, our gross revenues from oil and natural gas sales would change approximately $3.0 million for each $1.00 change in oil and natural gas liquid prices and $1.0 million for each $0.10 change in natural gas prices.
To mitigate a portion of our exposure to fluctuations in commodity prices, we enter into various types of derivative instruments, including commodity price swaps, costless collars, put options, and basis protection swaps. We do not apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as non-hedge derivative gains (losses) in the consolidated statements of operations. This can have a significant impact on our results of operations due to the volatility of the underlying commodity prices.
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
Put options may be purchased from the counterparty by our payment of a cash premium. If the market price is below the put strike price at the settlement date, we will receive a payment from the counterparty. Purchased put options are designed to provide a fixed price floor with the opportunity for upside if commodity prices increase.
We enhance the value of certain oil swaps by combining them with sold puts or put spread contracts. Sold puts require us to make a payment to the counterparty if the market price is below the put strike price at the settlement date. If the market price is greater than the sold put price, the result is the same as it would have been with a swap contract only. A put spread is a combination of a sold put and a purchased put. If the market price falls below the purchased put option price, we will receive the spread between the sold put option price and the purchased put option price from the counterparty. The use of a sold put allows us to receive an above-market swap price while the purchased put provides a measure of downside protection.
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

Our outstanding crude oil derivative instruments as of June 30, 2013, are summarized below:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Sold puts	Purchased puts	Sold calls	Percent of total production(1)

July - September 2013						86.1%
Swaps	442	$95.36	$—	$—	$—
Three-way collars	930	$—	$77.74	$99.81	$114.11
October - December 2013						85.0%
Swaps	396	$95.38	$—	$—	$—
Three-way collars	900	$—	$77.83	$99.94	$114.49
January - March 2014						97.2%
Swaps	120	$95.22	$—	$—	$—
Three-way collars	600	$—	$75.50	$93.25	$101.94
Enhanced swaps	360	$96.97	$80.00	$—	$—
Put spread enhanced swaps	218	$93.49	$80.00	$60.00	$—
Purchased puts	210	$—	$—	$60.00	$—
April - June 2014						96.7%
Swaps	120	$94.16	$—	$—	$—
Three-way collars	600	$—	$75.50	$93.25	$101.94
Enhanced swaps	360	$96.49	$80.00	$—	$—
Put spread enhanced swaps	399	$93.77	$80.00	$60.00	$—
Purchased puts	210	$—	$—	$60.00	$—
July - September 2014						90.0%
Swaps	120	$93.16	$—	$—	$—
Three-way collars	600	$—	$75.50	$93.25	$101.94
Enhanced swaps	360	$96.05	$80.00	$—	$—
Put spread enhanced swaps	321	$93.82	$80.00	$60.00	$—
Purchased puts	210	$—	$—	$60.00	$—
October - December 2014						90.8%
Swaps	120	$92.37	$—	$—	$—
Three-way collars	600	$—	$75.50	$93.25	$101.94
Enhanced swaps	360	$95.69	$80.00	$—	$—
Put spread enhanced swaps	365	$93.79	$80.00	$60.00	$—
Purchased puts	210	$—	$—	$60.00	$—
January - March 2015						80.3%
Enhanced swaps	1,445	$93.35	$80.00	$—	$—
April - June 2015						81.4%
Enhanced swaps	1,493	$93.37	$80.00	$—	$—
July - September 2015						54.2%
Enhanced swaps	990	$93.33	$80.00	$—	$—
October - December 2015						55.2%
Enhanced swaps	990	$93.33	$80.00	$—	$—
____________
(1)Based on our second quarter internally estimated proved reserves calculated using SEC pricing.

Our outstanding natural gas derivative instruments as of June 30, 2013, are summarized below:

Period and type of contract	Volume BBtu	Weighted average fixed price per Btu	Percent of PDP production(1)

July - September 2013			99.5%
Natural gas swaps	5,190	$4.16
Natural gas basis protection swaps	4,050	$0.20
October - December 2013			97.5%
Natural gas swaps	4,890	$4.34
Natural gas basis protection swaps	4,050	$0.20
January - March 2014			90.9%
Natural gas swaps	4,740	$4.07
Natural gas basis protection swaps	3,750	$0.23
April - June 2014			81.2%
Natural gas swaps	4,620	$3.95
Natural gas basis protection swaps	3,620	$0.23
July - September 2014			81.0%
Natural gas swaps	4,530	$3.97
Natural gas basis protection swaps	3,360	$0.23
October - December 2014			78.9%
Natural gas swaps	4,530	$4.12
Natural gas basis protection swaps	3,360	$0.23
January - March 2015			47.4%
Natural gas swaps	2,700	$4.38
April - June 2015			48.4%
Natural gas swaps	2,700	$4.12
July - September 2015			41.7%
Natural gas swaps	2,700	$4.19
October - December 2015			42.1%
Natural gas swaps	2,700	$4.34
____________
(1)Based on our second quarter internally estimated proved reserves calculated using SEC pricing.

Subsequent to June 30, 2013, we entered into the following crude oil derivatives:

		Weighted average price per Bbl
Period and type of contract	Volume MBbls	Swaps	Sold puts	Purchased puts

July - December 2013
Swaps	197	$95.82	$—	$—
January - December 2014
Swaps	259	$90.25	$—	$—
Put spread enhanced swaps	223	$95.91	$80.00	$60.00
In addition to the transactions reflected above, we converted certain outstanding contracts covering 600 MBbls for calendar year 2014 from enhanced swaps to put spread enhanced swaps by layering in protective puts at a strike price of $60.00 per Bbl. The swap strike price was amended from $93.05 per Bbl to $92.33 per Bbl to cover the premium associated with the purchased puts. We also entered into natural gas basis swaps covering 12,240 BBtu for the period from August 2013 through December 2015 at fixed prices ranging from $0.18 to $0.28 per MMBtu.
Interest rates. All of the outstanding borrowings under our senior secured revolving facility as of June 30, 2013 are subject to market rates of interest as determined from time to time by the banks. We may elect to borrow under our senior secured revolving credit facility at either Eurodollar rate, which is linked to LIBOR, or the ABR. Loans subject to the ABR bear interest at a fluctuating rate that is linked to the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in the senior secured revolving credit facility, plus 0.50%, or (3) the Adjusted LIBO rate, as defined in our senior secured revolving credit facility, plus 1%. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $500.0 million, equal to our borrowing base at June 30, 2013, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $5.0 million.

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

Naylor Farms, Inc., individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C.
On June 7, 2011, Naylor Farms, Inc. (the “Plaintiff”), filed a complaint against us, alleging claims on behalf of itself and non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging damages in excess of $5.0 million. The Plaintiff also requests allowable interest, punitive damages, cancellation of leases, other equitable relief, and an award of attorney fees and costs. We have denied liability on the claims and raised arguments and defenses that, if accepted by the Court, will result in no loss to us. The case was stayed on August 9, 2012 to allow the U.S. Court of Appeals for the Tenth Circuit to decide two unrelated cases that had issues similar to this case. The Tenth Circuit issued its opinions in those unrelated cases on July 9, 2013 and mandates were issued July 31, 2013. On August 12, 2013, the Plaintiffs filed a motion to lift the stay and re-open the proceedings.  At this time, a class has not been certified and discovery will resume when the case is re-opened and the stay is lifted. As such, we are not yet able to estimate a possible loss, or range of possible loss, if any.

Amanda Dodson, individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C.
On May 10, 2013, Amanda Dodson (the “Plaintiff”), filed a complaint against us, alleging claims on behalf of herself and all non-governmental Oklahoma citizens who are royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Petition was not served until July 2, 2013. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging entitlement to actual damages in an unspecified amount. The Plaintiff also requests allowable interest, punitive damages, injunctive relief, an accounting, disgorgement damages, and an award of attorney fees and costs. We have denied liability on the claims and raised arguments and defenses that, if accepted by the Court, will result in no loss to us. At this time, a class has not been certified and discovery is beginning. As such, we are not yet able to estimate a possible loss, or range of possible loss, if any.
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
Date: August 14, 2013

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