Form 10-Q
period 2013-09-30
Chaparral Energy, Inc.
filed 2013-11-14
CIK 1346980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________
Form 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock as of November 14, 2013:

Class	Number of shares
Class A Common Stock, $0.01 par value	70,145
Class B Common Stock, $0.01 par value	357,882
Class C Common Stock, $0.01 par value	209,882
Class D Common Stock, $0.01 par value	279,999
Class E Common Stock, $0.01 par value	504,276
Class F Common Stock, $0.01 par value	1
Class G Common Stock, $0.01 par value	3

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

GLOSSARY OF OIL AND NATURAL GAS TERMS
The terms defined in this section are used throughout this Form 10-Q:

•	Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil, condensate, or natural gas liquids.

•	BBtu. One billion British thermal units.

•	Boe. Barrels of oil equivalent using the ratio of six thousand cubic feet of natural gas to one barrel of oil.

•	Btu. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

•	Enhanced oil recovery (EOR). The use of any improved recovery method, including injection of CO2 or polymer, to remove additional oil after secondary recovery.

•	MBbls. One thousand barrels of crude oil, condensate, or natural gas liquids.

•	MBoe. One thousand barrels of crude oil equivalent.

•	Mcf. One thousand cubic feet of natural gas.

•	MMBbls. One million barrels of crude oil, condensate, or natural gas liquids.

•	MMBoe. One million barrels of crude oil equivalent.

•	MMBtu. One million British thermal units.

•	MMcf. One million cubic feet of natural gas.

•	Net acres. The percentage of total acres an owner has out of a particular number of acres, or in a specified tract. An owner who has a 50% interest in 100 acres owns net 50 acres.

•	NYMEX. The New York Mercantile Exchange.

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

•
PV-10 value. When used with respect to oil and natural gas reserves, PV-10 value means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, excluding escalations of prices and costs based upon future conditions, before income taxes, and without giving effect to non-property-related expenses, discounted to a present value using an annual discount rate of 10%.

•	SEC. The Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries
Consolidated balance sheets

	September 30, 2013	December 31, 2012
(dollars in thousands, except per share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,314	$29,819
Accounts receivable, net	96,463	77,307
Inventories, net	12,069	10,510
Prepaid expenses	2,714	3,465
Derivative instruments	4,449	42,516
Deferred income taxes	989	—
Total current assets	153,998	163,617
Property and equipment—at cost, net	67,302	65,601
Oil and natural gas properties, using the full cost method:
Proved	3,062,399	2,860,611
Unevaluated (excluded from the amortization base)	250,026	162,921
Accumulated depreciation, depletion, amortization and impairment	(1,420,348)	(1,290,356)
Total oil and natural gas properties	1,892,077	1,733,176
Derivative instruments	4,032	517
Assets held for sale	4,599	5,689
Other assets	35,940	38,952
	$2,157,948	$2,007,552

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries Consolidated balance sheets—continued

	September 30, 2013	December 31, 2012
(dollars in thousands, except per share data)	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$116,225	$101,598
Accrued payroll and benefits payable	22,293	19,655
Accrued interest payable	33,390	24,131
Revenue distribution payable	23,333	18,152
Current maturities of long-term debt and capital leases	3,322	3,746
Derivative instruments	6,971	436
Deferred income taxes	—	26,872
Total current liabilities	205,534	194,590
Long-term debt and capital leases, less current maturities	1,376,736	1,289,656
Derivative instruments	22	2,192
Stock-based compensation	3,133	3,042
Asset retirement obligations, net of current portion	45,349	46,314
Deferred income taxes	45,394	8,901
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $0.01 par value, 10,000,000 shares authorized and 70,224 and 67,991 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	—
Class B Common stock, $0.01 par value, 10,000,000 shares authorized and 357,882 shares issued and outstanding	4	4
Class C Common stock, $0.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding	2	2
Class D Common stock, $0.01 par value, 10,000,000 shares authorized and 279,999 shares issued and outstanding	3	3
Class E Common stock, $0.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding	5	5
Class F Common stock, $0.01 par value, 1 share authorized, issued, and outstanding	—	—
Class G Common stock, $0.01 par value, 3 shares authorized, issued, and outstanding	—	—
Additional paid in capital	423,993	422,434
Retained earnings	52,328	17,186
Accumulated other comprehensive income, net of taxes	5,445	23,223
	481,780	462,857
	$2,157,948	$2,007,552

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
(in thousands)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Oil and natural gas sales	$161,623	$131,215	$433,489	$374,452
Gain from oil hedging activities	9,032	11,468	28,544	35,777
Total revenues	170,655	142,683	462,033	410,229
Costs and expenses:
Lease operating	37,306	35,278	104,232	98,946
Production taxes	8,831	8,748	25,299	24,258
Depreciation, depletion and amortization	47,582	44,421	139,439	119,807
Loss on impairment of other assets	1,090	—	1,090	—
General and administrative	13,065	12,878	38,626	39,165
Total costs and expenses	107,874	101,325	308,686	282,176
Operating income	62,781	41,358	153,347	128,053
Non-operating income (expense):
Interest expense	(24,074)	(24,087)	(72,565)	(72,666)
Non-hedge derivative (losses) gains	(43,830)	(25,030)	(26,484)	37,035
Loss on extinguishment of debt	—	(18)	—	(21,714)
Other income, net	425	104	837	236
Net non-operating expense	(67,479)	(49,031)	(98,212)	(57,109)
(Loss) income before income taxes	(4,698)	(7,673)	55,135	70,944
Income tax (benefit) expense	(2,130)	(2,727)	19,993	25,645
Net (loss) income	$(2,568)	$(4,946)	$35,142	$45,299
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of comprehensive (loss) income

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
(in thousands)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net (loss) income	$(2,568)	$(4,946)	$35,142	$45,299
Other comprehensive loss
Reclassification adjustment for hedge gains included in gain from oil hedging activities in the consolidated statements of operations	(9,032)	(11,468)	(28,544)	(35,777)
Income tax benefit related to other comprehensive loss	3,306	4,129	10,766	14,717
Other comprehensive loss, net of tax	(5,726)	(7,339)	(17,778)	(21,060)
Comprehensive (loss) income	$(8,294)	$(12,285)	$17,364	$24,239
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of cash flows

	Nine months ended
	September 30,
	2013	2012
(in thousands)	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$35,142	$45,299
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion & amortization	139,439	119,807
Loss on impairment of other assets	1,090	—
Deferred income taxes	19,398	25,540
Gain from oil hedging activities	(28,544)	(35,777)
Non-hedge derivative losses (gains)	26,484	(37,035)
Loss on extinguishment of debt	—	21,714
(Gain) loss on sale of assets	(556)	21
Other	1,826	2,167
Change in assets and liabilities
Accounts receivable	(20,858)	(13,140)
Inventories	(1,689)	(4,599)
Prepaid expenses and other assets	2,130	1,763
Accounts payable and accrued liabilities	17,694	13,355
Revenue distribution payable	5,181	(2,215)
Stock-based compensation	1,747	2,077
Net cash provided by operating activities	198,484	138,977
Cash flows from investing activities
Purchase of property and equipment and oil and natural gas properties	(382,167)	(379,069)
Proceeds from dispositions of property and equipment and oil and natural gas properties	91,788	45,023
Settlement of non-hedge derivative instruments	13,097	24,309
Other	(664)	23
Net cash used in investing activities	(277,946)	(309,714)
Cash flows from financing activities
Proceeds from long-term debt	133,208	156,457
Repayment of long-term debt	(51,416)	(37,608)
Proceeds from Senior Notes	—	400,000
Repayment of Senior Notes	—	(325,000)
Proceeds from capital lease obligations	5,203	—
Principal payments under capital lease obligations	(38)	(10)
Payment of debt issuance costs and other financing fees	—	(8,867)
Payment of debt extinguishment costs	—	(15,827)
Net cash provided by financing activities	86,957	169,145
Net increase (decrease) in cash and cash equivalents	7,495	(1,592)
Cash and cash equivalents at beginning of period	29,819	34,589
Cash and cash equivalents at end of period	$37,314	$32,997
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
The financial information as of September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012, is unaudited. In management’s opinion, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2013.
Cash and cash equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of September 30, 2013, cash with a recorded balance totaling $36,259 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.
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
We write off accounts receivable when they are determined to be uncollectible. Accounts receivable consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Joint interests	$35,856	$19,282
Accrued oil and natural gas sales	61,380	50,814
Derivative settlements	317	8,013
Other	546	472
Allowance for doubtful accounts	(1,636)	(1,274)
	$96,463	$77,307

Inventories
Inventories are comprised of equipment used in developing oil and natural gas properties and oil and natural gas production inventories. Equipment inventory is carried at the lower of cost or market using the average cost method. Oil and natural gas product inventories are stated at the lower of production cost or market. We regularly review inventory quantities on hand and record provisions for excess or obsolete inventory, if necessary. Inventories at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Equipment inventory	$9,688	$8,047
Oil and natural gas product	3,087	3,175
Inventory valuation allowance	(706)	(712)
	$12,069	$10,510
Oil and natural gas properties
We use the full cost method of accounting for oil and natural gas properties and activities. Accordingly, we capitalize all costs incurred in connection with the exploration for and development of oil and natural gas reserves. Proceeds from the disposition of oil and natural gas properties are accounted for as a reduction in capitalized costs, with no gain or loss generally recognized unless such dispositions involve a significant alteration in the depletion rate. We sold certain oil and gas properties for total cash proceeds of approximately $90,530 and $44,523 subject to post-closing adjustments for the nine months ended September 30, 2013 and 2012, respectively, which did not have a significant impact on our depletion rate. After September 30, 2013, we also sold certain additional oil and gas properties for a total price of approximately $12,500 subject to post-closing adjustments.
On October 11, 2013, we entered into an agreement with Cabot Oil & Gas Corporation to acquire certain oil and gas properties and related assets in the Panhandle Marmaton Play for $160,128 subject to pre- and post-closing adjustments (the “Cabot Acquisition”). We paid $16,013 in earnest money for the Cabot Acquisition with the balance due upon closing, which is expected to occur in the fourth quarter of 2013.
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
The costs of unevaluated oil and natural gas properties are excluded from amortization until the properties are evaluated. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Work-in-progress costs are included in unevaluated oil and natural gas properties and as of September 30, 2013, include $95,358 of capital costs incurred for undeveloped acreage, $119,181 for the construction of CO2 delivery pipelines and facilities for which there are no reserves, and $35,487 for wells and facilities in progress pending determination. As of December 31, 2012, work-in-progress costs included capital costs incurred for undeveloped acreage of $64,840 and $84,183 for the construction of CO2 delivery pipelines and facilities for which there are no reserves and $13,898 for wells and facilities in progress pending determination.
In accordance with the full cost method of accounting, the net capitalized costs of oil and natural gas properties are not to exceed their related PV-10 value, net of tax considerations, plus the cost of unproved properties not being amortized. The PV-10 value of our reserves as of September 30, 2013 was estimated based on average first day of the month prices of $95.04 per Bbl of oil and $3.60 per Mcf of natural gas for the twelve months ended September 30, 2013. The cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties as of September 30, 2013, and no impairment was necessary. A decline in oil and natural gas prices subsequent to September 30, 2013 could result in ceiling test write-downs in future periods. The amount of any future impairment is difficult to predict, and will depend on the average oil and natural gas prices during each period, the incremental proved reserves added during each period, and additional capital spent.

Assets Held for Sale
In the third quarter of 2013, we reassessed the fair value of certain owned drilling rigs classified as assets held for sale. The accounting for these assets is in accordance with ASC 360-10, Property, Plant and Equipment, which requires assets to be carried on the balance sheet at their carrying value or fair value less cost to sell, whichever is less. In determining current fair value, management performed internal estimates of the value of these assets based on prices that would be received on the sale of each rig in an orderly transaction between market participants. As a result of determining current fair value on certain of the assets held for sale, an impairment loss was recorded in the third quarter of 2013 in the amount of $1,090, which was included in the loss on impairment of other assets in the consolidated statements of operations.
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

	Nine months ended September 30,
	2013	2012
Net cash provided by operating activities included:
Cash payments for interest	$70,735	$71,475
Interest capitalized	(11,670)	(3,311)
Cash payments for interest, net of amounts capitalized	$59,065	$68,164
Cash payments for income taxes	$240	$100
Non-cash investing activities included:
Asset retirement costs capitalized	$1,036	$551
Oil and natural gas properties acquired through increase in accounts payable and accrued liabilities	$8,298	$38,184

Note 3: Long-term debt
Long-term debt at September 30, 2013 and December 31, 2012, consisted of the following:

	September 30, 2013	December 31, 2012
9.875% Senior Notes due 2020, net of discount of $5,581 and $5,969 at September 30, 2013 and December 31, 2012, respectively	$294,419	$294,031
8.25% Senior Notes due 2021	400,000	400,000
7.625% Senior Notes due 2022, including premium of $5,942 and $6,631 at September 30, 2013 and December 31, 2012, respectively	555,942	556,631
Senior secured revolving credit facility	108,000	25,000
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 2.54% to 5.46%, due August 2021 through December 2028; collateralized by real property	11,322	12,596
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.94% to 6.79%, due November 2013 through February 2018; collateralized by automobiles, machinery and equipment	5,210	5,144
Capital lease obligations	5,165	—
	1,380,058	1,293,402
Less current maturities	3,322	3,746
	$1,376,736	$1,289,656
Senior Notes
The Senior Notes, which, as of September 30, 2013, include our 9.875% Senior Notes due 2020, our 8.25% Senior Notes due 2021, and our 7.625% Senior Notes due 2022, are our senior unsecured obligations, rank equally in right of payment with all our existing and future senior debt, and rank senior to all of our existing and future subordinated debt. The indentures governing our Senior Notes contain certain covenants which limit our ability to:

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

Senior secured revolving credit facility
In April 2010, we entered into an Eighth Restated Credit Agreement (our “senior secured revolving credit facility”), which is collateralized by our oil and natural gas properties and, as amended, matures on November 1, 2017. The Thirteenth Amendment, effective October 29, 2013, amended our senior secured revolving credit facility to (a) increase our borrowing base from $500,000 to $550,000, (b) automatically increase the borrowing base to $600,000 upon the consummation of the Cabot Acquisition and (c) allow for the incurrence of $300,000 of unsecured senior or subordinated debt meeting the definition of “Additional Permitted Debt” under our senior secured revolving credit facility, (d) permit entering into swap agreements on production from to-be-acquired properties, including the assets to be acquired in the Cabot Acquisition, in notional amounts up to 80% of anticipated proved developed producing production therefrom if otherwise meeting additional necessary requirements under our senior secured revolving credit facility, and (e) increase permitted other debt from $40,000 to $50,000.
Amounts borrowed under our senior secured revolving credit facility are subject to varying rates of interest based on (1) the total outstanding borrowings in relation to the borrowing base (the “utilization percentage”) and (2) whether we elect to borrow at the Eurodollar rate or the Alternate Base Rate (“ABR”). The entire balance outstanding at September 30, 2013 was subject to the Eurodollar rate. Subsequent to September 30, 2013, we have drawn down an additional $14,000 under our senior secured revolving credit facility. On November 12, 2013, we committed to borrow an additional $25,000 and will receive the funds on November 15, 2013.
The Eurodollar rate is computed at the Adjusted LIBO Rate, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in our senior secured revolving credit facility, plus a margin that varies depending on our utilization percentage. During the nine months ended September 30, 2013, the applicable margin was 1.50%. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than three months or every three months.
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
Commitment fees range from 0.375% to 0.50%, depending on our utilization percentage. During the nine months ended September 30, 2013, commitment fees accrued at the rate of 0.375% on the unused portion of the borrowing base amount, and were included as a component of interest expense. We have the right to make prepayments of the borrowings at any time without penalty or premium.
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
We believe we were in compliance with all covenants under our senior secured revolving credit facility as of September 30, 2013.
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

Capital Leases
During the third quarter of 2013, we entered into a lease financing agreement with U.S. Bank National Association for approximately $5,200 through the sale and subsequent leaseback of an existing compressor owned by us. The lease financing obligation is for an 84-month term and includes an option to purchase the equipment for a specified price at 72 months as well as an option to purchase the equipment at the end of the lease term for its then-current fair market value. Lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.4%. Minimum lease payments are approximately $625 annually. In October 2013, we finalized an additional lease financing agreement with U.S. Bank National Association for approximately $11,900 on the sale and subsequent leaseback of compressors.

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

We protect a portion of our natural gas liquids production from price volatility using crude oil derivatives. The following table summarizes our crude oil derivatives outstanding as of September 30, 2013:

		Weighted average fixed price per Bbl
Period and Type of Contract	Volume MBbls	Swaps	Sold puts	Purchased puts	Sold calls
2013
Swaps	510	$95.54	$—	$—	$—
Three-way collars	900	$—	$77.83	$99.94	$114.49
2014
Swaps	739	$92.51	$—	$—	$—
Three-way collars	2,400	$—	$75.50	$93.25	$101.94
Enhanced swaps	840	$98.62	$80.00	$—	$—
Put spread enhanced swaps	2,225	$93.64	$80.00	$60.00	$—
Purchased puts	840	$—	$—	$60.00	$—
2015
Enhanced swaps	4,918	$93.35	$80.00	$—	$—

The following tables summarize our natural gas derivative instruments outstanding as of September 30, 2013:

Period and Type of Contract	Volume BBtu	Weighted average fixed price per MMBtu
2013
Natural gas swaps	4,890	$4.34
Natural gas basis protection swaps	5,390	$0.20
2014
Natural gas swaps	18,420	$4.03
Natural gas basis protection swaps	21,550	$0.24
2015
Natural gas swaps	10,800	$4.26
Natural gas basis protection swaps	2,400	$0.18

Effect of derivative instruments on the consolidated balance sheets
All derivative financial instruments are recorded on the balance sheet at fair value. See Note 5 for additional information regarding fair value measurements. The estimated fair values of derivative instruments are provided below. The carrying amounts of these instruments are equal to the estimated fair values.

	As of September 30, 2013			As of December 31, 2012
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Natural gas swaps	$9,180	$(281)	$8,899	$13,642	$(1,487)	$12,155
Oil swaps	122	(5,363)	(5,241)	4,957	(1,339)	3,618
Oil collars	3,974	(538)	3,436	27,411	(1,180)	26,231
Oil enhanced swaps	2,005	(8,229)	(6,224)	—	—	—
Oil purchased puts (1)	185	—	185	—	—	—
Natural gas basis differential swaps	778	(345)	433	—	(1,599)	(1,599)
Total derivative instruments	16,244	(14,756)	1,488	46,010	(5,605)	40,405
Less:
Netting adjustments (2)	7,763	(7,763)	—	2,977	(2,977)	—
Current portion asset (liability)	4,449	(6,971)	(2,522)	42,516	(436)	42,080
	$4,032	$(22)	$4,010	$517	$(2,192)	$(1,675)

(1)	Includes premiums of $664 paid during the second quarter of 2013. No additional premiums have been paid.

(2)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.
We discontinued hedge accounting effective April 1, 2010. Net derivative gains attributable to derivatives previously subject to hedge accounting were deferred through AOCI. As of September 30, 2013 and December 31, 2012, respectively, AOCI consists of deferred gains of $8,590 ($5,445 net of tax) and $37,134 ($23,223 net of tax) that will be recognized as gains from oil hedging activities through December 2013 as the hedged production is sold.
Derivative settlements outstanding at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Derivative settlements receivable included in accounts receivable	$317	$8,013
Derivative settlements payable included in accounts payable and accrued liabilities	$3,393	$41

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
Non-hedge derivative (losses) gains in the consolidated statements of operations are comprised of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Change in fair value of commodity price swaps	$(7,795)	$(22,167)	$(12,115)	$(7,451)
Change in fair value of collars	(16,057)	(14,094)	(22,795)	20,480
Change in fair value of enhanced swaps and put options	(17,499)	—	(6,703)	—
Change in fair value of natural gas basis differential contracts	342	526	2,032	(303)
(Payments on) receipts from settlement of commodity price swaps	(2,510)	8,046	2,327	20,022
(Payments on) receipts from settlement of collars	(256)	3,079	11,300	5,711
Payments on settlement of natural gas basis differential contracts	(55)	(420)	(530)	(1,424)
	$(43,830)	$(25,030)	$(26,484)	$37,035
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

Recurring fair value measurements
Our financial instruments recorded at fair value on a recurring basis consist of commodity derivative contracts (see Note 4). We have no Level 1 assets or liabilities as of September 30, 2013 or December 31, 2012. Our derivative contracts classified as Level 2 as of September 30, 2013 and December 31, 2012 consist of commodity price swaps and basis protection swaps, which are valued using an income approach. Future cash flows from the derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at the LIBOR swap rate.
As of September 30, 2013, our derivative contracts classified as Level 3 consisted of three-way collars, enhanced swaps, and purchased puts. As of December 31, 2012, our derivative contracts classified as Level 3 consisted of three-way collars. The fair value of these contracts is developed by a third-party pricing service using a proprietary valuation model, which we believe incorporates the assumptions that market participants would have made at the end of each period. Observable inputs include contractual terms, published forward pricing curves, and yield curves. Significant unobservable inputs are implied volatilities. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. We review these valuations and the changes in the fair value measurements for reasonableness.
All derivative instruments are discounted further using a rate that incorporates our nonperformance risk for derivative liabilities and our counterparties’ nonperformance risk for derivative assets. If available, we use our counterparties’ credit default swap values or the spread between the risk-free interest rate and the yield on our counterparties’ publicly traded debt having similar maturities to our derivative contracts as the measure of our counterparties’ nonperformance risk. As of September 30, 2013 and December 31, 2012, the rate reflecting our nonperformance risk was 1.50% and 1.50%, respectively. The weighted average rate reflecting our counterparties’ nonperformance risk was approximately 0.44% and 0.32% as of September 30, 2013 and December 31, 2012, respectively.
The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of September 30, 2013			As of December 31, 2012
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$10,080	$(5,989)	$4,091	$18,599	$(4,425)	$14,174
Significant unobservable inputs (Level 3)	6,164	(8,767)	(2,603)	27,411	(1,180)	26,231
Netting adjustments (1)	(7,763)	7,763	—	(2,977)	2,977	—
	$8,481	$(6,993)	$1,488	$43,033	$(2,628)	$40,405

(1)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.
Changes in the fair value of our derivative instruments classified as Level 3 in the fair value hierarchy during the nine months ended September 30, 2013 and 2012 were:

	For the nine months ended September 30,
Net derivative assets (liabilities)	2013	2012
Beginning balance	$26,231	$5,049
Realized and unrealized (losses) gains included in non-hedge derivative (losses) gains	(18,198)	26,191
Purchases	664	—
Settlements received	(11,300)	(5,711)
Ending balance	$(2,603)	$25,529
(Losses) gains relating to instruments still held at the reporting date included in non-hedge derivative (losses) gains for the period	$(8,776)	$21,033

Nonrecurring fair value measurements
Additions to the asset and liability associated with our asset retirement obligations are measured at fair value on a nonrecurring basis. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the first nine months of 2013 and 2012 were escalated using an annual inflation rate of 2.95% and 2.95%, respectively, and discounted using our credit-adjusted risk-free interest rate of 6.90% and 6.70%, respectively. These estimates may change based upon future inflation rates and changes in statutory remediation rules. During the nine months ended September 30, 2013 and 2012, additions to our asset retirement obligations were $1,036 and $551, respectively. See Note 6 for additional information regarding our asset retirement obligations.
Fair value of other financial instruments
Our significant financial instruments, other than derivatives, consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. We believe the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments.
The carrying value and estimated fair value of our long-term debt at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
Level 2	Carrying value	Estimated fair value	Carrying value	Estimated fair value
9.875% Senior Notes due 2020	$294,419	$338,625	$294,031	$341,250
8.25% Senior Notes due 2021	400,000	424,000	400,000	434,000
7.625% Senior Notes due 2022	555,942	566,500	556,631	574,750
Senior secured revolving credit facility	108,000	108,000	25,000	25,000
Other secured long-term debt and capital leases	21,697	21,697	17,740	17,740
	$1,380,058	$1,458,822	$1,293,402	$1,392,740
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

Counterparty credit risk
Our derivative contracts are executed with institutions, or affiliates of institutions, that are parties to our senior secured revolving credit facility at the time of execution, and we believe the credit risks associated with all of these institutions are acceptable. We do not require collateral or other security from counterparties to support derivative instruments. Master agreements are in place with each of our derivative counterparties which provide for net settlement in the event of default or termination of the contracts under each respective agreement. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivatives. Our loss is further limited as any amounts due from a defaulting counterparty that is a lender, or an affiliate of a lender, under our senior secured revolving credit facility can be offset against amounts owed to such counterparty lender under our senior secured revolving credit facility. As of September 30, 2013, the counterparties to our open derivative contracts consisted of ten financial institutions, of which nine were subject to our rights of offset under our senior secured revolving credit facility.
The following table summarizes our derivative assets and liabilities which are offset in the balance sheet under our master netting agreements. It also reflects the amounts outstanding under our senior secured revolving credit facility that are available to offset our net derivative assets due from counterparties that are lenders under our senior secured revolving credit facility.

	Offset in the consolidated balance sheets			Gross amounts not offset in the consolidated balance sheets
	Gross assets (liabilities)	Offsetting assets (liabilities)	Net assets (liabilities)	Amounts outstanding under senior secured revolving credit facility	Net amount
As of September 30, 2013
Derivative assets	$16,244	$(8,459)	$7,785	$(7,239)	$546
Derivative liabilities	(14,756)	8,459	(6,297)	—	(6,297)
	$1,488	$—	$1,488	$(7,239)	$(5,751)
As of December 31, 2012
Derivative assets	$46,010	$(4,721)	$41,289	$(9,180)	$32,109
Derivative liabilities	(5,605)	4,721	(884)	—	(884)
	$40,405	$—	$40,405	$(9,180)	$31,225
We did not post additional collateral under any of these contracts as all of our counterparties are secured by the collateral under our senior secured revolving credit facility. Payment on our derivative contracts would be accelerated in the event of a default on our senior secured revolving credit facility. The aggregate fair value of our derivative liabilities was $14,756 at September 30, 2013.

Note 6: Asset retirement obligations
The following table provides a summary of our asset retirement obligation activity during the nine months ended September 30, 2013 and 2012.

	For the nine months ended September 30,
	2013	2012
Beginning balance	$49,214	$46,492
Liabilities incurred in current period	1,036	551
Liabilities settled and disposed in current period	(4,969)	(1,484)
Accretion expense	2,968	2,962
	48,249	48,521
Less current portion	2,900	2,900
	$45,349	$45,621
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

A summary of our phantom stock and RSU activity during the nine months ended September 30, 2013 is presented in the following table:

	Phantom Plan			RSU Plan
	Weighted average grant date fair value	Phantom shares	Vest date fair value	Weighted average grant date fair value	Restricted Stock Units	Vest date fair value
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2013	$16.87	84,764		$17.12	151,909
Granted	$—	—		$12.45	291,253
Vested	$16.20	(21,260)	$273	$17.12	(50,246)	$626
Forfeited	$17.52	(9,388)		$14.35	(55,051)
Unvested and outstanding at September 30, 2013	$17.03	54,116		$13.54	337,865
Based on an estimated fair value of $10.68 per phantom share and RSU as of September 30, 2013, the aggregate intrinsic value of the unvested phantom shares and RSUs outstanding was $4,186.
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

A summary of our restricted stock activity during the nine months ended September 30, 2013 is presented below:

	Time Vested			Performance Vested
	Weighted average grant date fair value	Restricted shares	Vest date fair value	Weighted average grant date fair value	Restricted shares
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2013	$651.97	9,481		$324.48	55,824
Granted	$626.02	2,839		$181.59	5,217
Vested	$679.09	(2,030)	$1,256	$—	—
Forfeited	$620.01	(1,779)		$340.23	(3,171)
Modified	$626.00	11,169		$324.47	(11,169)
Unvested and total outstanding at September 30, 2013	$633.58	19,680		$307.45	46,701
During the nine months ended September 30, 2013 and 2012, respectively, we repurchased and canceled 873 and 764 vested shares, primarily for tax withholding, and we expect to repurchase approximately 2,000 restricted shares vesting during the next twelve months. Based on an estimated fair value of $626.00 per Time Vested restricted share, the aggregate intrinsic value of the unvested Time Vested restricted shares outstanding was $12,320 as of September 30, 2013.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock-based compensation cost	$2,045	$1,725	$4,620	$4,773
Less: stock-based compensation cost capitalized	(505)	(605)	(1,440)	(1,715)
Stock-based compensation expense	$1,540	$1,120	$3,180	$3,058
Payments for stock-based compensation were $135 and $120 during the third quarters of 2013 and 2012, respectively, and were $1,433 and $981 during the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, accrued payroll and benefits payable included $4,173 and $2,636, respectively, for stock-based compensation costs expected to be settled within the next twelve months. Unrecognized compensation cost of approximately $17,383 is expected to be recognized over a weighted average period of 3.10 years.

Note 8: Common stock
The following is a summary of the changes in our common shares outstanding during the nine months ended September 30, 2013:

	Common Stock
	Class A	Class B	Class C	Class D	Class E	Class F	Class G	Total
Shares outstanding at January 1, 2013	67,991	357,882	209,882	279,999	504,276	1	3	1,420,034
Restricted stock issuances	8,056	—	—	—	—	—	—	8,056
Restricted stock repurchased	(873)	—	—	—	—	—	—	(873)
Restricted stock forfeitures	(4,950)	—	—	—	—	—	—	(4,950)
Shares outstanding at September 30, 2013	70,224	357,882	209,882	279,999	504,276	1	3	1,422,267

Note 9: Related party transactions
CHK Energy Holdings, Inc., an indirect wholly owned subsidiary of Chesapeake Energy Corporation (“Chesapeake”), owns approximately 20% of our outstanding common stock. We participate in ownership of properties operated by Chesapeake, and we received revenues and incurred joint interest billings on these properties as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues	$2,449	$831	$5,289	$2,600
Joint interest billings	$(453)	$(828)	$(1,764)	$(4,295)
In addition, Chesapeake participates in ownership of properties operated by us, and we paid revenues and recorded joint interest billings to Chesapeake on these properties as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues	$(1,549)	$(1,062)	$(3,248)	$(2,521)
Joint interest billings	$1,084	$3,093	$8,969	$7,737
Amounts receivable from and payable to Chesapeake at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Amounts receivable from Chesapeake	$1,568	$2,071
Amounts payable to Chesapeake	$87	$864

Note 10: Commitments and contingencies
Standby letters of credit (“Letters”) available under our senior secured revolving credit facility are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had various Letters outstanding totaling $920 as of September 30, 2013 and December 31, 2012. Interest on each Letter accrues at the lender’s prime rate plus applicable margin for all amounts paid by the lenders under the Letters. No amounts were paid by the lenders under the Letters, therefore we paid no interest on the Letters during the nine months ended September 30, 2013 or 2012.

Naylor Farms, Inc., individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C.
On June 7, 2011, Naylor Farms, Inc. (the “Plaintiff”), filed a complaint against us, alleging claims on behalf of itself and non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging damages in excess of $5,000. The Plaintiff also requests allowable interest, punitive damages, cancellation of leases, other equitable relief, and an award of attorney fees and costs. We have denied liability on the claims and raised arguments and defenses that, if accepted by the Court, will result in no loss to us. The case was stayed on August 9, 2012 to allow the U.S. Court of Appeals for the Tenth Circuit to decide two unrelated cases that had issues similar to this case. The Tenth Circuit issued its opinions in those unrelated cases on July 9, 2013 and mandates were issued July 31, 2013. On or about October 1, 2013, the Court lifted the stay and entered a new scheduling order. The parties are conducting additional discovery and Plaintiff’s Motion for Class Certification is due August 10, 2014. Because a class has not been certified, we are not yet able to estimate a possible loss, or range of possible loss, if any.

Amanda Dodson, individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C.
On May 10, 2013, Amanda Dodson (the “Plaintiff”), filed a complaint against us, alleging claims on behalf of herself and all non-governmental Oklahoma citizens who are royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Petition was not served until July 2, 2013. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging entitlement to actual damages in an unspecified amount. The Plaintiff also requests allowable interest, punitive damages, injunctive relief, an accounting, disgorgement damages, and an award of attorney fees and costs. We have denied liability on the claims and raised arguments and defenses that, if accepted by the Court, will result in no loss to us. At this time, a class has not been certified and discovery has yet to begin. As such, we are not yet able to estimate a possible loss, or range of possible loss, if any.
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

Overview
Founded in 1988, we are an independent oil and natural gas exploration and production company headquartered in Oklahoma City, Oklahoma and is one of the largest oil producers in the state. In recent years, we have capitalized on our sustained success in the active Mid-Continent area expanding our holdings to become a leading player in both the liquids-rich Northern Oklahoma Mississippian and the oil-rich Panhandle Marmaton plays. In addition, we have a leadership position in CO2 EOR and are now the third largest CO2 EOR producer in the United States based on the number of active projects. This position is underscored by our activity in the North Burbank Unit in Osage County, Oklahoma which is the single largest oil recovery unit in the state.
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

During the third quarter of 2013, production increased 3% to 2,477 MBoe compared to production of 2,401 MBoe during the third quarter of 2012, primarily due to our drilling activity. This increase in production, combined with a 19% increase in the average sales price before hedging, resulted in a 23% increase in revenue from oil and natural gas sales in the third quarter of 2013 compared to the same period in 2012. This increase was offset partially by an $18.8 million increase in our non-hedge derivative loss, which was primarily due to the significant volatility of oil and natural gas prices and to changes in our outstanding derivatives contracts during these periods. As a result of these and other factors, we reported a net loss of $2.6 million during the third quarter of 2013 compared to a net loss of $4.9 million for the comparable period in 2012.

The following are material events that have impacted our liquidity or results of operations, and/or are expected to impact these items in future periods:

•
Cabot Acquisition. On October 11, 2013, we entered into an agreement with Cabot Oil & Gas Corporation to acquire net production of approximately 2,000 Boe per day and 66,000 net acres in the Panhandle Marmaton Play for $160.1 million subject to pre- and post-closing adjustments (the “Cabot Acquisition”). We paid $16.0 million in earnest money for the acquisition with the balance due upon closing, which is expected to occur in the fourth quarter of 2013.

•
Amendment to senior secured revolving credit facility. On October 29, 2013, our senior secured revolving credit facility was amended to, among other things, (a) increase our borrowing base from $500.0 million to $550.0 million, (b) automatically increase the borrowing base to $600.0 million upon the consummation of the Cabot Acquisition and (c) allow for the incurrence of $300.0 million of unsecured senior or subordinated debt meeting the definition of “Additional Permitted Debt” under the senior secured revolving credit facility, (d) permit entering into swap agreements on production from to-be-acquired properties, including the assets to be acquired in the Cabot Acquisition, in notional amounts up to 80% of anticipated proved developed producing production therefrom if otherwise meeting additional necessary requirements under our senior secured revolving credit facility, and (e) increase permitted other debt from $40.0 million to $50.0 million.

•
Expanded capital expenditures. In the second quarter, we expanded our 2013 oil and natural gas property capital expenditures budget to $498.0 million to allow us to take advantage of additional leasehold acquisition and drilling opportunities in our repeatable resource plays. We expect to fund the expanded budget through net cash provided by operations, borrowings under our senior secured revolving credit facility, and sales of non-strategic properties.

•
Asset sales. During 2013, we have divested certain oil and gas properties for cash proceeds of approximately $103.1 million subject to post-closing adjustments which includes $12.5 million sold subsequent to September 30, 2013. The properties included in the sales accounted for approximately 3% and 6% of our total production during the nine months ended September 30, 2013 and 2012, respectively.

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

Results of operations
Revenues and production
The following table presents information about our oil and natural gas sales before the effects of commodity derivative settlements:

	Three months ended		Percentage change	Nine months ended		Percentage change
	September 30,			September 30,
	2013	2012		2013	2012
Oil and natural gas sales (in thousands)
Oil (1)	$144,634	$116,478	24.2%	$380,127	$338,904	12.2%
Natural gas	16,989	14,737	15.3%	53,362	35,548	50.1%
Total	$161,623	$131,215	23.2%	$433,489	$374,452	15.8%
Production
Oil (MBbls) (1)	1,651	1,530	7.9%	4,664	4,174	11.7%
Natural gas (MMcf)	4,956	5,228	(5.2)%	15,210	14,643	3.9%
MBoe	2,477	2,401	3.2%	7,199	6,615	8.8%
Average sales prices (excluding derivative settlements)
Oil per Bbl (1)	$87.60	$76.13	15.1%	$81.50	$81.19	0.4%
Natural gas per Mcf	$3.43	$2.82	21.6%	$3.51	$2.43	44.4%
Boe	$65.25	$54.65	19.4%	$60.22	$56.61	6.4%

(1)	Includes natural gas liquids.

Oil and natural gas revenues increased significantly during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to a 19% increase in the average price per Boe combined with a 3% increase in sales volumes. Production for the three months ended September 30, 2013 increased compared to the three months ended September 30, 2012 primarily due to our drilling and development activity in our Northern Oklahoma Mississippi Play and Panhandle Marmaton Play.

Oil and natural gas revenues increased significantly during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to a 9% increase in sales volumes combined with a 6% increase in the average price per Boe. Production for the nine months ended September 30, 2013 increased significantly compared to the nine months ended September 30, 2012 primarily due to our drilling and development activity in our Northern Oklahoma Mississippi Play and Panhandle Marmaton Play.

The relative impact of changes in commodity prices and sales volumes on our oil and natural gas sales before the effects of hedging is shown in the following table:

	Three months ended		Nine months ended
	September 30, 2013 vs. 2012		September 30, 2013 vs. 2012
(in thousands)	Sales change	Percentage change in sales	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$18,944	16.3%	$1,438	0.5%
Production	9,212	7.9%	39,785	11.7%
Total change in oil sales	$28,156	24.2%	$41,223	12.2%
Change in natural gas sales due to:
Prices	$3,019	20.5%	$16,438	46.2%
Production	(767)	(5.2)%	1,376	3.9%
Total change in natural gas sales	$2,252	15.3%	$17,814	50.1%
Production volumes by area were as follows (MBoe):

	Three months ended		Percentage change	Nine months ended		Percentage change
	September 30,			September 30,
	2013	2012		2013	2012
Enhanced Oil Recovery Project Areas	377	334	12.9%	1,135	1,000	13.5%
Mid-Continent Area	1,680	1,573	6.8%	4,766	4,071	17.1%
Permian Basin Area	255	285	(10.5)%	788	873	(9.7)%
Other	165	209	(21.1)%	510	671	(24.0)%
Total	2,477	2,401	3.2%	7,199	6,615	8.8%
Production in our EOR Project Areas increased primarily due to our ongoing drilling and CO2 injection activities in our Booker and Farnsworth Area Units. Production in our Mid-Continent Area increased primarily due to our drilling and development activity in our Northern Oklahoma Mississippi Play and Panhandle Marmaton Play. The decrease in production in the Permian Basin Area is primarily due to the natural decline in production from natural gas wells in the Haley area.

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
Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements on realized prices:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Oil (per Bbl)(1):
Before derivative settlements	$87.60	$76.13	$81.50	$81.19
After derivative settlements	$84.12	$78.89	$82.97	$82.09
Post-settlement to pre-settlement price	96.0%	103.6%	101.8%	101.1%
Natural gas (per Mcf):
Before derivative settlements	$3.43	$2.82	$3.51	$2.43
After derivative settlements	$4.02	$4.06	$3.92	$3.83
Post-settlement to pre-settlement price	117.2%	144.0%	111.7%	157.6%

(1)	Includes natural gas liquids.

The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

(in thousands)	September 30, 2013	December 31, 2012
Derivative assets (liabilities):
Natural gas swaps	$8,899	$12,155
Oil swaps	(5,241)	3,618
Oil collars	3,436	26,231
Oil enhanced swaps	(6,224)	—
Oil purchased puts(1)	185	—
Natural gas basis differential swaps	433	(1,599)
Net derivative assets	$1,488	$40,405

(1)	Includes premiums of $0.7 million paid during the second quarter of 2013. No premiums have been paid since.
We discontinued hedge accounting effective April 1, 2010. Net derivative gains attributable to derivatives previously subject to hedge accounting were deferred through accumulated other comprehensive income (“AOCI”). As of September 30, 2013 and December 31, 2012, respectively, AOCI consists of deferred gains of $8.6 million ($5.4 million net of tax) and $37.1 million ($23.2 million net of tax) that will be recognized as gains from oil hedging activities through December 2013 as the hedged production is sold.

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
The effects of derivative activities on our results of operations and cash flows were as follows for the periods indicated:

	Three months ended September 30,
	2013		2012
(in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)

Gain from oil hedging activities	$9,032	$—	$11,468	$—
Non-hedge derivative (losses) gains:
Oil swaps, collars, enhanced swaps and puts	$(40,714)	$(5,754)	$(23,964)	$4,217
Natural gas swaps	(637)	2,988	(12,297)	6,908
Natural gas basis differential contracts	342	(55)	526	(420)
Non-hedge derivative (losses) gains	$(41,009)	$(2,821)	$(35,735)	$10,705
Total (losses) gains from derivative activities	$(31,977)	$(2,821)	$(24,267)	$10,705

	Nine months ended September 30,
	2013		2012
(in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)

Gain from oil hedging activities	$28,544	$—	$35,777	$—
Non-hedge derivative (losses) gains:
Oil swaps, collars, enhanced swaps and puts	$(38,357)	$6,837	$31,992	$3,745
Natural gas swaps	(3,256)	6,790	(18,963)	21,988
Natural gas basis differential contracts	2,032	(530)	(303)	(1,424)
Non-hedge derivative (losses) gains	$(39,581)	$13,097	$12,726	$24,309
Total (losses) gains from derivative activities	$(11,037)	$13,097	$48,503	$24,309
We reclassified into earnings gains of $9.0 million and $11.5 million, respectively, during the third quarters of 2013 and 2012, and gains of $28.5 million and $35.8 million, respectively, during the nine months ended September 30, 2013 and September 30, 2012. These gains were associated with oil swaps for which hedge accounting was previously discontinued.
We recognized net non-hedge derivative losses of $43.8 million and $25.0 million, respectively, during the third quarters of 2013 and 2012. We recognized net non-hedge derivative losses of $26.5 million during the nine months ended September 30, 2013 compared to net non-hedge derivative gains of $37.0 million during the nine months ended September 30, 2012. The fluctuation in non-hedge derivative gains (losses) from period to period is due primarily to the significant volatility of oil and natural gas prices and to changes in our outstanding derivative contracts during these periods.
Total (losses) gains on derivative activities recognized in our consolidated statements of operations were $(34.8) million and $(13.6) million, respectively, during the third quarters of 2013 and 2012, and were $2.1 million and $72.8 million, respectively, during the nine months ended September 30, 2013 and September 30, 2012.

Lease operating expenses

	Three months ended September 30,		Percentage change	Nine months ended September 30,		Percentage change
	2013	2012		2013	2012
Lease operating expenses (in thousands)	$37,306	$35,278	5.7%	$104,232	$98,946	5.3%
Lease operating expenses per Boe	$15.06	$14.69	2.5%	$14.48	$14.96	(3.2)%
Lease operating costs are sensitive to changes in demand for field equipment, services, and qualified operational personnel, which is driven by demand for oil and natural gas. However, the timing of changes in operating costs may lag behind changes in commodity prices.
Our lease operating expenses increased by $2.0 million, or $0.37 per Boe, during the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to the incremental cost of oil field goods and services associated with net wells added largely offset by decreased operating expenses due to the divestiture of certain non-core assets.
Our lease operating expenses increased by $5.3 million during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to the incremental cost of oil field goods and services associated with net wells added partially offset by decreased operating expenses due to the divestiture of certain non-core assets. Our lease operating expenses on a Boe basis, however, decreased to $14.48 during the nine months ended September 30, 2013 from $14.96 during the nine months ended September 30, 2012. The decrease of 3% on a Boe basis is primarily attributable to the increase in overall production volumes between periods.
Production taxes (which include ad valorem taxes)

	Three months ended September 30,		Percentage change	Nine months ended September 30,		Percentage change
	2013	2012		2013	2012
Production taxes (in thousands)	$8,831	$8,748	0.9%	$25,299	$24,258	4.3%
Production taxes per Boe	$3.57	$3.64	(1.9)%	$3.51	$3.67	(4.4)%
Production taxes generally change in proportion to oil and natural gas sales. Our production taxes were relatively flat during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to the 19% increase in averaged realized prices combined with the 3% increase in sales volumes largely offset by lower tax rates on our horizontal wells. Production taxes per Boe during the three months ended September 30, 2013 decreased slightly compared to the three months ended September 30, 2012 primarily due to the increase in overall production volumes between periods combined with lower tax rates on our horizontal wells.
The increase in production taxes during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to the 9% increase in sales volumes combined with the 6% increase in average realized prices offset partially by lower tax rates on our horizontal wells. The decreases in production taxes per Boe during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to the increase in overall production volumes between periods combined with lower tax rates on our horizontal wells.

Depreciation, depletion and amortization (“DD&A”) and losses on impairment

	Three months ended September 30,		Percentage change	Nine months ended September 30,		Percentage change
	2013	2012		2013	2012
DD&A (in thousands):
Oil and natural gas properties	$44,416	$40,702	9.1%	$129,993	$108,993	19.3%
Property and equipment	2,206	2,726	(19.1)%	6,478	7,852	(17.5)%
Accretion of asset retirement obligation	960	993	(3.3)%	2,968	2,962	0.2%
Total DD&A	$47,582	$44,421	7.1%	$139,439	$119,807	16.4%
DD&A per Boe:
Oil and natural gas properties	$17.93	$16.95	5.8%	$18.06	$16.48	9.6%
Other fixed assets	$1.28	$1.55	(17.4)%	$1.31	$1.63	(19.6)%
Total DD&A per Boe	$19.21	$18.50	3.8%	$19.37	$18.11	7.0%
We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and costs, and thus our DD&A rate could change significantly in the future. DD&A on oil and natural gas properties increased $3.7 million for the third quarter of 2013 compared to the third quarter of 2012, of which $2.4 million was due to a higher rate per equivalent unit of production and $1.3 million was due to an increase in production. Our DD&A rate per equivalent unit of production increased $0.98 to $17.93 per Boe for the third quarter of 2013 primarily due to higher cost reserve additions and higher estimated future development costs for proved undeveloped reserves.
DD&A on oil and natural gas properties increased $21.0 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, of which $11.4 million was due to a higher rate per equivalent unit of production and $9.6 million was due to an increase in production. Our DD&A rate per equivalent unit of production increased $1.58 to $18.06 per Boe for the nine months ended September 30, 2013 primarily due to higher cost reserve additions and higher estimated future development costs for proved undeveloped reserves combined with a decrease in reserves during the first quarter of 2013 compared to the first quarter of 2012 resulting from lower commodity prices.
Impairment of other assets. During the three and nine months ended September 30, 2013, we recognized $1.1 million of impairment losses on certain of our owned drilling rigs due to our expectation that these may not sell at a price that will exceed their carrying values.
General and administrative expenses (“G&A”)

	Three months ended September 30,		Percentage change	Nine months ended September 30,		Percentage change
	2013	2012		2013	2012
G&A (in thousands):
Gross G&A expenses	$17,938	$17,530	2.3%	$52,951	$52,790	0.3%
Capitalized exploration and development costs	(4,873)	(4,652)	4.8%	(14,325)	(13,625)	5.1%
Net G&A expenses	$13,065	$12,878	1.5%	$38,626	$39,165	(1.4)%
Average G&A expense per Boe	$5.27	$5.36	(1.7)%	$5.37	$5.92	(9.3)%

G&A expenses for the three months ended September 30, 2013 increased 2% compared to the three months ended September 30, 2012 primarily due to increased compensation and benefit costs related to the competitive nature of our market and our increased activity offset partially by decreased professional services related to certain projects and initiatives that phased out by the end of 2012.  Our G&A expenses on a Boe basis decreased slightly for the three months ended September 30, 2013 compared to the same period in 2012 due primarily to the increase in overall production volumes between periods.

G&A expenses decreased slightly for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to decreased professional services related to certain projects and initiatives that phased out by the end of 2012 offset partially by increased compensation and benefit costs related to the competitive nature of our market and our increased activity and increased technology costs related primarily to new software licenses.  Our G&A expenses on a Boe basis decreased by $0.55 for the nine months ended September 30, 2013 compared to the same period in 2012 due primarily to these same factors and the increase in overall production volumes between periods.

Other income and expenses
Interest expense. The following table presents interest expense for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
8.875% Senior Notes due 2017	$—	$—	$—	$10,421
9.875% Senior Notes due 2020	7,668	7,642	22,985	22,908
8.25% Senior Notes due 2021	8,409	8,396	25,218	25,179
7.625% Senior Notes due 2022	10,524	7,758	31,552	12,849
Senior secured revolving credit facility	411	391	901	700
Bank fees and other interest	1,182	1,282	3,579	3,920
Capitalized interest	(4,120)	(1,382)	(11,670)	(3,311)
Total interest expense	$24,074	$24,087	$72,565	$72,666
Average long-term borrowings	$1,362,118	$1,196,051	$1,338,863	$1,095,625
Total interest expense for the three and nine months ended September 30, 2013 was relatively flat compared to the same periods in 2012 as our increased levels of borrowing were offset by higher capitalized interest, primarily associated with the construction of CO2 delivery pipelines and facilities.
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
Liquidity and capital resources
Historically, our primary sources of liquidity have been cash generated from our operations, debt, and private equity sales. As of September 30, 2013, we had cash and cash equivalents of $37.3 million and had borrowed $108.0 million under our senior secured revolving credit facility with a borrowing base of $500.0 million. Subsequent to September 30, 2013, we have drawn down an additional $14.0 million under our senior secured revolving credit facility. On November 12, 2013, we committed to borrow an additional $25.0 million and will receive the funds on November 15, 2013.
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

Covenants set forth in the indentures for our Senior Notes, including the Adjusted Consolidated Net Tangible Asset debt incurrence test (the “ACNTA test”), limit the amount of secured debt we can incur. Certain thresholds set forth in the ACNTA test are principally reliant upon the levels of commodity prices for crude oil and natural gas at specified dates. The amount of secured debt permitted under our Senior Notes is set at a minimum of $500.0 million. We have the ability to borrow under our senior secured revolving credit facility, subject to maintaining a Current Ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0 and a Consolidated Net Debt to Consolidated EBITDAX ratio, as defined in our senior secured revolving credit facility, of not greater than 4.50 to 1.0 for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarter. As of November 14, 2013, our availability under the borrowing base was limited to $352.2 million based on the Consolidated Net Debt to Consolidated EBITDAX ratio.
Sources and uses of cash
Our net increase (decrease) in cash is summarized as follows:

	Nine months ended
	September 30,
(in thousands)	2013	2012
Cash flows provided by operating activities	$198,484	$138,977
Cash flows used in investing activities	(277,946)	(309,714)
Cash flows provided by financing activities	86,957	169,145
Net increase (decrease) in cash during the period	$7,495	$(1,592)
Substantially all of our cash flow from operating activities is from the production and sale of oil and natural gas. Cash flows from operating activities were 43% higher in the nine months ended September 30, 2013 than they were in the same period of 2012 primarily due to the 16% increase in oil and natural gas sales resulting from the 9% increase in production combined with the 6% increase in the average price per Boe.
We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. For the nine months ended September 30, 2013 and 2012, cash flows provided by operating activities were approximately 52% and 37%, respectively, of cash used for the purchase of property and equipment and oil and natural gas properties.
Our capital expenditures incurred for oil and natural gas properties during the nine months ended September 30, 2013 are detailed below:

(in thousands)	EOR Project Areas	Mid-Continent Area	Permian Basin Area	Other	Total	Expanded 2013 Capital Expenditures Budget
Acquisitions	$246	$43,057	$127	$175	$43,605	$54,000
Drilling	12,079	206,803	5,545	747	225,174	292,000
Enhancements	21,282	14,064	3,482	582	39,410	57,000
Pipeline and field infrastructure	62,065	—	—	—	62,065	78,000
CO2 purchases	10,338	—	—	—	10,338	17,000
Total	$106,010	$263,924	$9,154	$1,504	$380,592	$498,000
During the third quarter of 2013, we expanded our 2013 oil and natural gas property capital expenditures budget from $401.0 million to $498.0 million to allow us to take advantage of additional leasehold acquisition and drilling opportunities in our repeatable resource plays. In addition to the capital expenditures for oil and natural gas properties, we spent approximately $8.9 million for property and equipment during the nine months ended September 30, 2013. We also received proceeds of $91.8 million and $45.0 million during the nine months ended September 30, 2013 and 2012, respectively, primarily from dispositions of certain non-strategic oil and natural gas properties.
During the nine months ended September 30, 2013 and 2012, we received net derivative settlements totaling $13.1 million and $24.3 million, respectively. Primarily as a result of our net capital investments and derivative settlements, cash flows used in investing activities were $277.9 million and $309.7 million during the nine months ended September 30, 2013 and 2012, respectively.

Cash flows provided by financing activities were $87.0 million during the nine months ended September 30, 2013, primarily due to net borrowings under our senior secured revolving credit facility to finance our capital program. Cash flows provided by financing activities were $169.1 million during the nine months ended September 30, 2012. On May 2, 2012, we issued $400.0 million aggregate principal amount of 7.625% Senior Notes maturing on November 15, 2022. Net proceeds from the 7.625% Senior Notes were used to consummate a tender offer for all of our 8.875% Senior Notes due 2017, to redeem the 8.875% Senior Notes not purchased in the tender offer, and for general corporate purposes. In connection with this refinancing transaction, we paid approximately $8.7 million of issuance costs related to underwriting and other fees and approximately $15.8 million of repurchase and redemption-related costs. We also incurred net borrowings of $118.0 million under our senior secured revolving credit facility to finance our capital program during the nine months ended September 30, 2012.
Senior Notes
The Senior Notes, which, as of September 30, 2013, include our 9.875% Senior Notes due 2020, our 8.25% Senior Notes due 2021, and our 7.625% Senior Notes due 2022, are our senior unsecured obligations, rank equally in right of payment with all our existing and future senior debt, and rank senior to all of our existing and future subordinated debt. The payment of the principal, interest and premium on the Senior Notes is fully and unconditionally guaranteed on a senior unsecured basis by our material existing and future domestic restricted subsidiaries, as defined in the indentures.
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
Senior secured revolving credit facility
In April 2010, we entered into an Eighth Restated Credit Agreement (our “senior secured revolving credit facility”), which is collateralized by our oil and natural gas properties and, as amended, matures on November 1, 2017. Availability under our senior secured revolving credit facility is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. The Thirteenth Amendment, effective October 29, 2013, amended our senior secured revolving credit facility to (a) increase our borrowing base from $500.0 million to $550.0 million, (b) automatically increase the borrowing base to $600.0 million upon the consummation of the Cabot Acquisition and (c) allow for the incurrence of $300.0 million of unsecured senior or subordinated debt meeting the definition of “Additional Permitted Debt” under our senior secured revolving credit facility, (d) permit entering into swap agreements on production from to-be-acquired properties, including the assets to be acquired in the Cabot Acquisition, in notional amounts up to 80% of anticipated proved developed producing production therefrom if otherwise meeting additional necessary requirements under our senior secured revolving credit facility, and (e) increase permitted other debt from $40.0 million to $50.0 million.

Amounts borrowed under our senior secured revolving credit facility are subject to varying rates of interest based on (1) the total outstanding borrowings in relation to the borrowing base (the “utilization percentage”) and (2) whether we elect to borrow at the Eurodollar rate or the Alternate Base Rate (“ABR”). As of September 30, 2013, the balance outstanding under our senior secured revolving credit facility was $108.0 million, all of which was subject to the Eurodollar rate.
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

Our senior secured revolving credit facility requires us to maintain a current ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our senior secured revolving credit facility, we consider the current ratio calculated under our senior secured revolving credit facility to be a useful measure of our liquidity because it includes the funds available to us under our senior secured revolving credit facility and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At September 30, 2013 and December 31, 2012, our current ratio as computed using GAAP was 0.75 and 0.84, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 2.77 and 3.74, respectively. The following table reconciles our current assets and current liabilities using GAAP to the same items for purposes of calculating the current ratio for our loan compliance:

(dollars in thousands)	September 30, 2013	December 31, 2012
Current assets per GAAP	$153,998	$163,617
Plus—Availability under senior secured revolving credit facility	391,080	474,080
Plus—Deferred tax liability on derivative instruments and asset retirement obligations included in net current deferred income tax assets	2,267	—
Less—Short-term derivative instruments	(4,449)	(42,516)
Current assets as adjusted	$542,896	$595,181
Current liabilities per GAAP	$205,534	$194,590
Less—Short term derivative instruments	(6,971)	(436)
Less—Short-term asset retirement obligations	(2,900)	(2,900)
Less—Deferred tax liability on derivative instruments and asset retirement obligations	—	(32,051)
Current liabilities as adjusted	$195,663	$159,203
Current ratio for loan compliance	2.77	3.74

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
Capital Leases
During the third quarter of 2013, we entered into a lease financing agreement with U.S. Bank National Association for approximately $5.2 million through the sale and subsequent leaseback of an existing compressor owned by us. The lease financing obligation is for an 84-month term and includes an option to purchase the equipment for a specified price at 72 months as well as an option to purchase the equipment at the end of the lease term for its then-current fair market value. Lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.4%. Minimum lease payments are approximately $0.6 million annually. In October 2013, we finalized an additional lease financing agreement with U.S. Bank National Association for approximately $11.9 million on the sale and subsequent leaseback of compressors.
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
The following table provides a reconciliation of our net income to adjusted EBITDA for the specified periods:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Net (loss) income	$(2,568)	$(4,946)	$35,142	$45,299
Interest expense	24,074	24,087	72,565	72,666
Income tax (benefit) expense	(2,130)	(2,727)	19,993	25,645
Depreciation, depletion, and amortization	47,582	44,421	139,439	119,807
Reclassification adjustment for hedge gains	(9,032)	(11,468)	(28,544)	(35,777)
Non-cash change in fair value of non-hedge derivative instruments	41,009	35,735	39,581	(12,726)
Interest income	(52)	(60)	(206)	(168)
Stock-based compensation expense	1,271	1,120	2,553	3,058
(Gain) loss on disposed assets	(332)	(27)	(556)	21
Loss on extinguishment of debt	—	18	—	21,714
Loss on impairment of other assets	1,090	—	1,090	—
Adjusted EBITDA	$100,912	$86,153	$281,057	$239,539

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
Oil and natural gas prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our senior secured revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our production for the nine months ended September 30, 2013, our gross revenues from oil and natural gas sales would change approximately $4.7 million for each $1.00 change in oil and natural gas liquid prices and $1.5 million for each $0.10 change in natural gas prices.
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

Our outstanding crude oil derivative instruments as of September 30, 2013 are summarized below:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Sold puts	Purchased puts	Sold calls	Percent of total production(1)

October - December 2013						82.9%
Swaps	510	$95.54	$—	$—	$—
Three-way collars	900	$—	$77.83	$99.94	$114.49
January - March 2014						97.3%
Swaps	194	$93.32	$—	$—	$—
Three-way collars	600	$—	$75.50	$93.25	$101.94
Enhanced swaps	210	$99.76	$80.00	$—	$—
Put spread enhanced swaps	408	$93.31	$80.00	$60.00	$—
Purchased puts	210	$—	$—	$60.00	$—
April - June 2014						101.8%
Swaps	176	$92.92	$—	$—	$—
Three-way collars	600	$—	$75.50	$93.25	$101.94
Enhanced swaps	210	$98.94	$80.00	$—	$—
Put spread enhanced swaps	596	$93.58	$80.00	$60.00	$—
Purchased puts	210	$—	$—	$60.00	$—
July - September 2014						104.1%
Swaps	208	$91.93	$—	$—	$—
Three-way collars	600	$—	$75.50	$93.25	$101.94
Enhanced swaps	210	$98.20	$80.00	$—	$—
Put spread enhanced swaps	616	$93.91	$80.00	$60.00	$—
Purchased puts	210	$—	$—	$60.00	$—
October - December 2014						98.9%
Swaps	161	$91.83	$—	$—	$—
Three-way collars	600	$—	$75.50	$93.25	$101.94
Enhanced swaps	210	$97.58	$80.00	$—	$—
Put spread enhanced swaps	605	$93.65	$80.00	$60.00	$—
Purchased puts	210	$—	$—	$60.00	$—
January - March 2015						80.6%
Enhanced swaps	1,445	$93.35	$80.00	$—	$—
April - June 2015						80.5%
Enhanced swaps	1,493	$93.37	$80.00	$—	$—
July - September 2015						51.5%
Enhanced swaps	990	$93.33	$80.00	$—	$—
October - December 2015						52.4%
Enhanced swaps	990	$93.33	$80.00	$—	$—

(1)	Based on our third quarter internally estimated proved reserves calculated using SEC pricing.

Our outstanding natural gas derivative instruments as of September 30, 2013 are summarized below:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu	Percent of total production(1)

October - December 2013			87.5%
Natural gas swaps	4,890	$4.34
Natural gas basis protection swaps	5,390	$0.20
January - March 2014			87.5%
Natural gas swaps	4,740	$4.07
Natural gas basis protection swaps	5,430	$0.24
April - June 2014			86.7%
Natural gas swaps	4,620	$3.95
Natural gas basis protection swaps	5,680	$0.24
July - September 2014			87.6%
Natural gas swaps	4,530	$3.97
Natural gas basis protection swaps	5,240	$0.24
October - December 2014			89.3%
Natural gas swaps	4,530	$4.12
Natural gas basis protection swaps	5,200	$0.24
January - March 2015			53.0%
Natural gas swaps	2,700	$4.38
Natural gas basis protection swaps	600	$0.18
April - June 2015			51.4%
Natural gas swaps	2,700	$4.12
Natural gas basis protection swaps	600	$0.18
July - September 2015			41.1%
Natural gas swaps	2,700	$4.19
Natural gas basis protection swaps	600	$0.18
October - December 2015			39.0%
Natural gas swaps	2,700	$4.34
Natural gas basis protection swaps	600	$0.18

(1)	Based on our third quarter internally estimated proved reserves calculated using SEC pricing.

Subsequent to September 30, 2013, we entered into crude oil swaps covering 380 MBbls for the period from November 2013 through April 2014 at fixed prices ranging from $93.35 to $99.35 per Bbl.
Interest rates. All of the outstanding borrowings under our senior secured revolving facility as of September 30, 2013 are subject to market rates of interest as determined from time to time by the banks. We may elect to borrow under our senior secured revolving credit facility at either Eurodollar rate, which is linked to LIBOR, or the ABR. Loans subject to the ABR bear interest at a fluctuating rate that is linked to the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in the senior secured revolving credit facility, plus 0.50%, or (3) the Adjusted LIBO rate, as defined in our senior secured revolving credit facility, plus 1%. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $500.0 million, equal to our borrowing base at September 30, 2013, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $5.0 million.

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
On June 7, 2011, Naylor Farms, Inc. (the “Plaintiff”), filed a complaint against us, alleging claims on behalf of itself and non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging damages in excess of $5.0 million. The Plaintiff also requests allowable interest, punitive damages, cancellation of leases, other equitable relief, and an award of attorney fees and costs. We have denied liability on the claims and raised arguments and defenses that, if accepted by the Court, will result in no loss to us. The case was stayed on August 9, 2012 to allow the U.S. Court of Appeals for the Tenth Circuit to decide two unrelated cases that had issues similar to this case. The Tenth Circuit issued its opinions in those unrelated cases on July 9, 2013 and mandates were issued July 31, 2013. On or about October 1, 2013, the Court lifted the stay and entered a new scheduling order. The parties are conducting additional discovery and Planitff’s Motion for Class Certification is due August 10, 2014. Because a class has not been certified, we are not yet able to estimate a possible loss, or range of possible loss, if any.

Amanda Dodson, individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C.
On May 10, 2013, Amanda Dodson (the “Plaintiff”), filed a complaint against us, alleging claims on behalf of herself and all non-governmental Oklahoma citizens who are royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Petition was not served until July 2, 2013. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging entitlement to actual damages in an unspecified amount. The Plaintiff also requests allowable interest, punitive damages, injunctive relief, an accounting, disgorgement damages, and an award of attorney fees and costs. We have denied liability on the claims and raised arguments and defenses that, if accepted by the Court, will result in no loss to us. At this time, a class has not been certified and discovery has yet to begin. As such, we are not yet able to estimate a possible loss, or range of possible loss, if any.
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

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Asset Purchase Agreement dated as of October 11, 2013, by and between Chaparral Energy L.L.C. and Cabot Oil & Gas Corporation

10.2	Thirteenth Amendment to Eighth Restated Credit Agreement dated as of October 29, 2013

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPARRAL ENERGY, INC.

By:	/s/ Mark A. Fischer
Name:	Mark A. Fischer
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph O. Evans
Name:	Joseph O. Evans
Title:	Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)
Date: November 14, 2013

EXHIBIT INDEX

Exhibit No.	Description

10.1	Asset Purchase Agreement dated as of October 11, 2013, by and between Chaparral Energy L.L.C. and Cabot Oil & Gas Corporation

10.2	Thirteenth Amendment to Eighth Restated Credit Agreement dated as of October 29, 2013

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document