Form 10-K
period 2013-12-31
Chaparral Energy, Inc.
filed 2014-03-31
CIK 1346980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________
Form 10-K
____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 333-183894
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
Number of shares outstanding of each of the issuer’s classes of common stock as of March 25, 2014:

Class	Number of shares
Class A Common Stock, $0.01 par value	366,685
Class B Common Stock, $0.01 par value	344,859
Class C Common Stock, $0.01 par value	209,882
Class E Common Stock, $0.01 par value	504,276
Class F Common Stock, $0.01 par value	1
Class G Common Stock, $0.01 par value	2

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

Completion
The process of treating a drilled well followed by the installation of permanent equipment for the production of oil or natural gas, or in the case of a dry well, the reporting to the appropriate authority that the well has been abandoned.

CO2	Carbon dioxide.

Developed acreage	The number of acres that are assignable to productive wells.

Development well	A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry well or dry hole	An exploratory, development or extension well that proves to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

Enhanced oil recovery (EOR)	The use of any improved recovery method, including injection of CO2 or polymer, to remove additional oil after secondary recovery.

Exploratory well	A well drilled to find a new field or to find a new reservoir in a field previously found to produce oil or natural gas in another reservoir.

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

Natural gas liquids (NGLs)
Those hydrocarbons in natural gas that are separated from the gas as liquids through the process of absorption, condensation, adsorption or other methods in gas processing or cycling plants. Natural gas liquids primarily include propane, butane, isobutane, pentane, hexane and natural gasoline.

Net acres	The percentage of total acres an owner has out of a particular number of acres, or in a specified tract. An owner who has a 50% interest in 100 acres owns 50 net acres.

NYMEX	The New York Mercantile Exchange.

Play	A term describing an area of land following the identification by geologists and geophysicists of reservoirs with potential oil and natural gas reserves.

Productive well	A well that is currently producing oil or natural gas or is found to be capable of producing oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

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

Undeveloped acreage
Lease acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or natural gas regardless of whether such acreage contains proved reserves.

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

PART I
Unless the context requires otherwise, references in this annual report to the “Company,” “Chaparral,” “we,” “our” and “us” refer to Chaparral Energy, Inc. and its subsidiaries on a consolidated basis. We have provided definitions of terms commonly used in the oil and natural gas industry in the “Glossary of terms” at the beginning of this annual report.

ITEMS 1. AND 2. BUSINESS AND PROPERTIES
Overview
Founded in 1988, we are an independent oil and natural gas exploration and production company headquartered in Oklahoma City, Oklahoma and are one of the largest oil producers in the state of Oklahoma. In recent years, we have capitalized on our sustained success in the Mid-Continent area, expanding our holdings to become a leading player in both the liquids-rich Northern Oklahoma Mississippian and the oil-rich Panhandle Marmaton plays. In addition, we have a leadership position in CO2 EOR and are now the third largest CO2 EOR operator in the United States based on the number of active projects. This position is underscored by our activity in the North Burbank Unit in Osage County, Oklahoma, which is the single largest oil recovery unit in the state.
As of December 31, 2013, we had estimated proved reserves of 158.5 MMBoe with a PV-10 value of approximately $2.3 billion. These estimated proved reserves included 46.1 MMBoe of reserves in our active EOR project areas. Our reserves were 64% proved developed, 59% crude oil, and 10% natural gas liquids. For the year ended December 31, 2013, our net average daily production was 26.7 MBoe, our estimated reserve life was approximately 16 years, and our oil and natural gas revenues were $591.7 million. We set forth our definition of PV-10 value (a non-GAAP measure) and a reconciliation of the standardized measure of discounted future net cash flows to PV-10 value on page 21.
Beginning in 2011, we have increased our focus on acquisition of leasehold acreage and exploration in resource plays with repeatable drilling opportunities. Our focus will be concentrated in the Mid-Continent region, with most of our capital dollars being spent in the Panhandle Marmaton, Mississippian and Woodford Shale plays. By concentrating in these core areas, we are developing a significant resource base to achieve production and reserve growth.
In 1993, we began acquiring properties with CO2 EOR potential. We have initiated CO2 injection in 10 of these units to date. In 2005 and 2006, we completed two larger acquisitions of $152.9 million and $480.5 million, respectively, of oil and natural gas properties containing substantial CO2 EOR potential, which complemented our existing property base.
Business Strategy
Our primary objective is to create value for investors by developing our core acreage holdings located in the Mid-Continent region through application of modern technology. The hydrocarbon rich Mid-Continent basins offer several positive attributes, including a long history of commercial production from numerous petroleum reservoirs, extensive infrastructure and a supportive regulatory environment. We have amassed a material acreage position in this region and now hold approximately 532,000 net acres. We believe the magnitude and concentration of our acreage within our project areas provide us with the opportunity to capture economies of scale, including the ability to drill multiple wells from a single drilling pad, utilize centralized oil, natural gas and water fluid handling facilities and infrastructure, and reduce the time and cost of rig mobilization. Our significantly expanded holdings in the region provide us an opportunity to apply technology, including horizontal drilling with modern hydraulic fracture stimulations, to “unconventional” reservoirs. Additionally, we have numerous opportunities to apply and expand EOR techniques, including CO2 and polymer injection, to reservoirs that have previously undergone secondary recovery operations to develop our acreage.
As part of our strategy to grow reserves and production profitably, we seek to serve as operator of the wells in which we own a significant interest. As operator, we are better positioned to control the (1) timing and plans for future enhancement and exploitation efforts; (2) costs of enhancing, drilling, completing and producing the wells; and (3) marketing negotiations for our oil and natural gas production to maximize both volumes and wellhead price. As of December 31, 2013, we operated properties comprising approximately 85% of our proved reserves. The principal elements of our strategy are described further below.

Focus drilling program on repeatable resource plays in the Mid-Continent Area. During the year ended December 31, 2013, we spent approximately $297.7 million on drilling. We consider our repeatable resource plays to include the Northern Oklahoma Mississippi Play, the Panhandle Marmaton play and the Woodford Shale play. We will refer to these, along with all of our other acreage and production (“Legacy Production Areas”), as “E&P Areas”. During 2013, we spent $272.0 million of our drilling capital in these E&P Areas. Our drilling expenditures represented approximately 44% of our total capital expenditures for oil and natural gas properties and approximately 74% of our increase in reserves related to purchases of minerals in place, extensions and discoveries, and improved recoveries for 2013. In 2014, we currently plan to spend approximately $452.0 million on our E&P Areas of which $386.3 million of the capital expenditures will be on drilling, including $336.1 million for drilling in our repeatable resource plays mentioned above. As more fully discussed in the section “Risk factors,” our actual drilling activities may change depending on the availability of financing and capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs, drilling results and other factors.
Expand EOR activities. Our EOR properties include both currently active EOR projects and potential EOR properties with no current EOR production or reserves at December 31, 2013. We define active EOR projects as activities on properties that have proved EOR reserves, ongoing EOR operations, or that have an approved authorization for expenditure for EOR operations. Our active EOR projects are located in the Burbank area of northeast Oklahoma (“Burbank”), the Panhandle areas of Oklahoma and Texas (“Panhandle”), and Central Oklahoma (“Central Oklahoma”). As of December 31, 2013, we have 10 active EOR units where we are actively injecting CO2. During 2013, we spent $151.1 million on the development of our EOR projects, which was a decrease from $194.0 million in 2012. We have budgeted $168.0 million for development of our EOR projects in 2014 including an increase due to pattern expansion in our Panhandle floods. We believe our EOR capital investments should range between $75.0 million to $100.0 million in subsequent years.
We define our potential EOR properties primarily as properties that we have assessed as having commercial EOR potential and that we plan to develop once additional CO2 volumes become available. We have not allocated any significant amount of our 2014 capital budget to our potential EOR properties.
High-quality asset portfolio. Through our successful drilling and leasing program, we have amassed a deep inventory of high-quality drilling locations. As of December 31, 2013, management has identified a drilling inventory of over 6,000 potential locations, including 992 proved undeveloped drilling locations. This material drilling inventory will provide approximately 23 years of drilling inventory for the Mississippian and Panhandle Marmaton plays only based upon a 10 drilling rig utilization plan. Our drilling inventory consists of the development of our proved and non-proved reserves. Our ability to drill and develop these locations is subject to a number of uncertainties, including the availability of capital, seasonal conditions, regulatory approvals, oil and natural gas prices, costs and drilling results.
Acquire properties for future growth. We have recently increased focus on acquisitions of prospect acreage in areas we consider to be repeatable resource plays in the Mid-Continent. Our acquisitions in the Mid-Continent region during the year ended December 31, 2013 were $213.4 million, including a $70.0 million allocation to proved reserves, which represented approximately 14.6% of our increase in reserves related to purchases of minerals in place, extensions and discoveries, and improved recoveries for 2013. We have budgeted $49.0 million, or 8% of our total capital expenditures, for acquisitions, primarily of unproved leasehold acreage, in 2014. As opportunities arise, we intend to identify and acquire additional acreage and producing assets in the Mid-Continent to supplement our existing operations.
Maintain an experienced management team and strong investor support. Mark Fischer, our Chief Executive Officer and founder, has operated in the oil and natural gas industry for more than 40 years after starting his career at Exxon Mobil Corporation as a petroleum engineer. Joe Evans, our Chief Financial Officer, has over 35 years of experience in the oil and natural gas industry. Earl Reynolds, who became our Chief Operating Officer in February 2011 and President in January 2014, has over 30 years of oil and natural gas production experience. Individuals in our 17-person management team have an average of 31 years of experience in the oil and natural gas industry.
CCMP Capital is a leading global private equity firm with more than 23 years in the energy industry, investing approximately $1.4 billion in energy over its history. CCMP Managing Director Chris Behrens joined our board of directors in 2010. Mr. Behrens has worked in private equity for more than 19 years and leads CCMP Capital’s energy investment activities. Kyle Vann, an Advisor with CCMP, joined our board of directors in 2012.
Hedge production to stabilize cash flow. Our long-lived reserves provide us with relatively predictable production. To protect cash flows that we use for on-going operations and for capital investments, we enter into oil and natural gas price swaps, enhanced swaps, costless collars, and basis protection swaps. Derivative positions are adjusted in response to changes in prices and market conditions as part of an ongoing dynamic process.

2013 Highlights

•
Acquisition. In December 2013, we acquired additional oil and natural gas properties consisting of approximately 131,000 (66,000 net) acres in the Panhandle Marmaton play from Cabot Oil & Gas Corporation for approximately $153.9 million, net of pre-closing purchase price adjustments and subject to post-closing adjustments ( the “Cabot Acquisition”). The Cabot Acquisition expanded our presence in the Panhandle Marmaton play, adding oil and natural gas reserves and production to our existing asset base in this area.

•
Completed significant enhanced oil recovery (“EOR”) development project. During 2013, we completed construction of the CO2 delivery pipeline and facilities to support our EOR initiatives in our North Burbank Unit. In June 2013, we commenced injection of CO2 into our North Burbank Unit and saw some limited response by December 31, 2013.

•
Asset sales. During 2013, we divested certain oil and natural gas properties for cash proceeds of approximately $109.7 million, subject to post-closing adjustments. Approximately 1% and 4% of our production volumes for the years ended December 31, 2013 and 2012, respectively, were produced from these properties.

•
Board approval to sell additional non-core properties. During the fourth quarter of 2013, our Board approved the sale of our remaining properties outside of the Mid-Continent Area, including Ark-la-tex, Permian Basin, Gulf Coast, and North Texas.

Properties
The following table presents our proved reserves, PV-10 value as of December 31, 2013, average net daily production for the year ended December 31, 2013, and average net daily production for the quarter ended December 31, 2013, by our areas of operation. Reserves were estimated using a twelve-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the twelve-month period prior to the end of the reporting period, unless prices were defined by contractual arrangements. Prices used as of December 31, 2013 were $96.78 per Bbl of oil, $3.67 per Mcf of natural gas and $32.53 per Bbl of natural gas liquids.

	Proved reserves as of December 31, 2013						Average daily production (MBoe per day) Year ended December 31, 2013	Average daily production (MBoe per day) Quarter ended December 31, 2013
	Oil (MBbls)	Natural gas (MMcf)	Natural gas liquids (MBbls)	Total (MBoe)	Percent of total MBoe	PV-10 value ($MM)
E&P Areas
Mississippian	9,766	64,410	2,638	23,139	14.6%	$314	3.9	5.5
Panhandle Marmaton	4,631	4,326	1,356	6,708	4.2%	136	0.9	1.4
Woodford Shale	277	13,944	812	3,413	2.2%	47	0.2	0.2
Legacy Production Areas	13,151	131,586	6,777	41,859	26.4%	535	10.0	9.2
Total E&P Areas	27,825	214,266	11,583	75,119	47.4%	1,032	15.0	16.3
EOR Project Areas
Active EOR Projects	46,005	354	31	46,095	29.1%	785	4.2	4.2
Potential EOR Projects	11,292	10,560	1,898	14,950	9.4%	276	3.0	3.0
Total EOR Project Areas	57,297	10,914	1,929	61,045	38.5%	1,061	7.2	7.2
Non-Core Properties	7,691	77,736	1,663	22,310	14.1%	257	4.5	4.1
Total	92,813	302,916	15,175	158,474	100.0%	$2,350	26.7	27.6

E&P Areas

E&P Areas includes our Mississippian, Panhandle Marmaton and Woodford Shale plays. We currently plan to spend the majority of our capital in 2014 for horizontal drilling in these three plays which we consider our repeatable resource plays. E&P Areas also includes our Legacy Production Areas which primarily include mature properties with low production decline curves of approximately 4%. The majority of the properties in our Legacy Production Areas are located in and hold leasehold acreage for future exploration in our existing repeatable resource plays. Proved reserves in our E&P Areas at December 31, 2013 totaled 75.1 MMBoe, 60% of which were proved developed reserves. The Company’s interests in operated E&P Area properties as of December 31, 2013 included 1,006 (804 net) producing wells with an average working interest of 80%. During the year ended December 31, 2013, our net average daily production in E&P Area properties was approximately 15.0 MBoe per day, or 56% of our total net average daily production.

Mississippian Play—Various Counties, Oklahoma. Our Mississippian operations consist of our Northern Oklahoma Mississippi Play (“NOMP”) which includes substantially all of northwest Oklahoma and east into Osage, Creek and Lincoln counties. The NOMP is principally carbonate rich in the north and develops into carbonate/shale sequence as the play moves south. As of December 31, 2013, our Mississippian operations accounted for 23.1 MMBoe, or 15% of our proved reserves. During the year ended December 31, 2013, our net average daily production in the Mississippian was approximately 3.9 MBoe per day, or 15% of our total net average daily production. This area has a long history of production from vertical wells and a well-developed infrastructure system to support further development. Several companies in the industry are devoting large amounts of capital toward leasing and horizontal drilling activities in further developing this shallow, cost-effective resource play. We estimate the anticipated ultimate recovery per well to be 352 MBoe at an average completed well cost of approximately $3.5 million.
Leasing in the NOMP is competitive as the play continues to yield positive results. During 2013, we spent $25.9 million on acquisitions which included leasehold acquisitions of 122,000 (33,500) net acres. Our acreage position in the NOMP currently consists of approximately 583,339 (210,982 net) acres.
Primarily as a result of our drilling activity, our net average daily production from this area has increased significantly to approximately 3,947 Boe/d in 2013, compared to 1,490 Boe/d and 288 Boe/d in 2012 and 2011, respectively. During 2013, we spent $128.3 million on drilling activities in the NOMP . We drilled and/or participated in the drilling of 44 (30 net) horizontal wells that were completed during 2013. We have allocated approximately $116.0 million of our 2014 drilling budget to this play. We plan to operate three to five rigs in this play throughout the year, and as of March 25, 2014, we had three operated rigs drilling in our Mississippian play.
Panhandle Marmaton Play—Texas and Oklahoma Panhandles. We currently own approximately 255,000 (131,000 net) leasehold acres in this play. It provides for horizontal drilling opportunities targeting the Marmaton lime, which consists of numerous productive carbonate benches. The multi-stage fracture stimulation jobs performed in the play have increased its productivity considerably.  The anticipated ultimate recovery for a Panhandle Marmaton horizontal well is estimated to range from 120 -170 MBoe per well at an average completed well cost of approximately $3.5 million.
Our Panhandle Marmaton play development program began in 2012. We drilled or participated in the drilling of 24 (14 net) horizontal wells that were completed in this play during 2013. With our recent addition of approximately 131,000 (66,000 net) acres from the Cabot Acquisition during December 2013, we now have the largest position in the play and extensive infrastructure, including saltwater disposal wells and electricity, that will generate efficiencies and economies of scale by supplementing our previous footprint.
The Panhandle Marmaton play accounted for 6.7 MMBoe, or 4.2% of our proved reserves as of December 31, 2013. Primarily as a result of our recent drilling activity, our net average daily production from this area increased to approximately 889 Boe/d in 2013 compared to 103 Boe/d in 2012. We plan to utilize three to five rigs to accelerate our overall development program in the Panhandle Marmaton play in 2014, and as of March 25, 2014, we had three operated rigs drilling in our Panhandle Marmaton play. Our expenditure for drilling activities in this area was $73.5 million in 2013. Our expenditure for acquisitions in this area, including the Cabot Acquisition, was $175.8 million in 2013. We have allocated approximately $162.0 million of our 2014 drilling budget to this play.
Woodford Shale Play—Various Counties, Oklahoma. The horizontal development of this widespread unconventional shale resource play, as currently defined, spans the Anadarko basin from Dewey and Custer counties on the west to Pittsburg county on the east, Carter and Atoka counties on the south and northward into Alfalfa and Grant counties. Industry-wide drilling results through December 31, 2013 have established well-defined productive areas including separate oil-rich and natural gas-rich basins. The Woodford Shale play could prove to be another significant opportunity for reserve and production growth for Chaparral.
We currently own approximately 471,000 (128,000 net) acres in this play.  The Woodford Shale play accounted for 3.4 MMBoe, or 2.2%, of our proved reserves as of December 31, 2013. Our net average daily production in this area increased to approximately 193 Boe/d in 2013 compared to 190 Boe/d in 2012 and 154 Boe/d in 2011. Our drilling investment was $9.1 million and we participated in the drilling of 21 (2 net) wells in this area during 2013. We have allocated approximately $20.0 million of our 2014 drilling budget to this play.
Legacy Production Areas
Fox Deese Play—Carter County, Oklahoma. Our development of this play consists primarily of a significant infill drilling program comprising of vertical wells targeting various formations within the confines of our Fox Deese Sand Unit. The Fox Deese play accounted for 1.3 MMBoe, or 0.8% of our proved reserves as of December 31, 2013. Our production in this area was 206 Boe/d in 2013 compared to 208 Boe/d in 2012 and 218 Boe/d in 2011. Our drilling investment in this area was $1.9 million and we drilled two (two net) wells that were completed during 2013. We have allocated approximately $16.0 million of our 2014 drilling budget to this area.

Osage-Creek Area—Osage, Creek, and Kay Counties, Oklahoma. The Osage-Creek area accounted for 2.5 MMBoe, or 1.6%, of our proved reserves as of December 31, 2013. Our net average daily production from this area decreased to approximately 525 Boe/d in 2013 compared to 884 Boe/d in 2012 and 865 Boe/d in 2011, primarily due to property sales combined with normal production decline. Our drilling investment in this area was $4.5 million in 2013 and we drilled eight (eight net) wells that were completed in this area during 2013. We have allocated approximately $7.0 million of our 2014 drilling budget to this area for the Black Dogs Band and Bartlesville play areas.
Anadarko Cleveland Sand Play Area—Oklahoma and Texas. The Cleveland Sand play area accounted for 4.9 MMBoe, or 3.1% of our proved reserves as of December 31, 2013. This area includes the West Shattuck Cleveland Sand play and the Aledo Bray Cleveland Sand play, both of which are considered tight, liquids-rich sand reservoirs. Our drilling investment was $25.7 million and we drilled and/or participated in drilling 13 (5 net) wells that were completed in this area during 2013. Our production in this area was 2,614 Boe/d in 2013 compared to 2,950 Boe/d in 2012 and 2,129 Boe/d in 2011. The decrease in 2013 as compared to 2012 was primarily due to normal production decline of existing wells. We have not allocated any significant amount of our 2014 drilling budget to this area.
Anadarko Granite Wash Play Area—Oklahoma and Texas. The Granite Wash play area accounted for 5.4 MMBoe, or 3.4%, of our proved reserves as of December 31, 2013. During 2013, our drilling investment in this area was $13.5 million and we drilled and/or participated in the drilling of seven (one net) Granite Wash horizontal wells that were completed during 2013. Our net average daily production from this area increased to 2,471 Boe/d in 2013 from 2,291 Boe/d in 2012 and 2,329 Boe/d in 2011. We have not allocated any significant amount of our 2014 drilling budget to this area.
EOR Project Areas
Our EOR Project Areas include both our Active EOR projects and Potential EOR projects, as reflected in the following table:

As of and for the year ended December 31, 2013	Active EOR	Potential EOR	Total for EOR Project Areas
Reserves (MBoe)	46,095	14,950	61,045
Production (Boe/d)	4,182	2,996	7,178
Capital expenditures excluding acquisitions (in thousands)	$142,558	$8,561	$151,119
We have been actively implementing and managing CO2 EOR in the Panhandle and Central Oklahoma Areas since 2001. We now have CO2 supply agreements in place in the Burbank, Panhandle, and Central Oklahoma Areas, and we have built and/or expanded CO2 pipelines to reach our various field locations in each of these areas. The CO2 pipeline reaching the Burbank Area was completed during the second quarter of 2013. The U.S. Department of Energy–Office of Fossil Energy published reports in February 2006 estimating that significant oil reserves could be economically recovered in Oklahoma and Texas through CO2 EOR processes. With our infrastructure, we believe that we will be well positioned to participate in the exploitation of those reserves.
CO2 miscible flooding is implemented and managed as a closed system consisting of the reservoir and surface piping. The physical material balance of the system means that the CO2 is produced and recycled many times once it has been injected. Combined with the incoming purchased CO2 supply, the recycled CO2 supply allows us to systematically develop additional flood patterns in contiguous acreage to the active patterns, or to expand into new projects. If larger volumes of CO2 become available, projects can be developed on accelerated timelines, while a more limited supply dictates a prolonged expansion. Due to the size of our EOR projects, the fixed rate of CO2 availability which is secured for the long-term period, and the limitation of third party services, we expect the development of our EOR projects will extend beyond five years in many cases. Our significant active EOR projects are discussed below.

Major EOR Property Areas
North Burbank Unit. As of December 31, 2013, the North Burbank Unit, which is our largest property, accounted for 32.1 MMBoe, or 20.2%, of our proved reserves, including 17.3 MMBoe of proved developed reserves, 2.1 MMBoe of proved undeveloped CO2 reserves and 12.6 MMBoe of proved undeveloped polymer EOR reserves. The producing zones are the Red Fork and Bartlesville formations and occur at a depth of approximately 3,000 feet. We own a 99% working interest in this Unit and are also the operator. Our net average daily production from this Unit decreased from 1,347 Boe/d in 2012 to approximately 1,210 Boe/d in 2013 primarily as a result of shut in wells to increase pressure in the reservoir to allow achievement of miscibility pressure for the CO2 EOR program. As of December 31, 2013, we had 307 (305 net) producing wells, 243 active injection wells, and 461 shut-in and temporarily abandoned wells in this Unit. Upside potential exists in restoring a majority of the temporarily abandoned wells to production and in expanding the CO2 and polymer EOR programs. Due to the size of the North Burbank Unit, there is insufficient fresh water and third party services available to complete the polymer development of the North Burbank Unit within five years, and as a result the development of the North Burbank Unit will be an ongoing project.
We have continued our polymer EOR flood development plan and simultaneously began CO2 injection in our North Burbank Unit reservoir. The CO2 utliized at this location is sourced from an existing nitrogen fertilizer plant in Coffeyville, Kansas as described further below and in “Note 14—Commitments and contingencies” in Item 8. Financial Statements and Supplementary Data of this report. In 2013, we completed the Coffeyville CO2 compression facility and a 68-mile pipeline to transport the CO2 to the Burbank field. We began CO2 injection at the North Burbank Unit in June 2013. With some response by December, we added proved EOR CO2 reserves of 5.3 MMBoe and removed polymer reserves of 1.5 MMBoe for the North Burbank Unit in late 2013. During 2013, production from the North Burbank Unit averaged 1,210 Bbls/d, compared to 1,347 Bbls/d in 2012 and 1,455 Bbls/d in 2011. We are continuing CO2 injection within Phase I and expanding into Phase II of the CO2 flood throughout 2014. Gathering and injection systems are being constructed in late 2014 to allow initial expansion into Phase III during the first quarter of 2015. Development of remaining phases will follow in future years as a sufficient volume of recycled CO2 becomes available.
Our total investment in the North Burbank Unit during 2013 associated with drilling 14 wells including six injection wells, reactivating 62 wells and purchasing CO2 for injection, was $37.7 million. In 2014, we plan to invest approximately $82.9 million to continue developing the North Burbank Unit, including the development of additional patterns and expansion of the recycle capacity in the field. Significant additional capital expenditures will be required over several years to fully develop the field.
Camrick Area Units. As of December 31, 2013, the Camrick Area Units accounted for 6.1 MMBoe, or 3.8% of our proved reserves, substantially all of which are considered EOR reserves. Approximately 3.2 MMBoe of the proved reserves in this area are undeveloped. The Camrick Area Units consist of the Camrick Unit, where we began CO2 injection in 2001 and the North Perryton Unit, where we began CO2 injection in 2006. Currently, CO2 injection operations are continuing in the Phase I and II areas of the Camrick Unit and within the North Perryton Unit. As of December 31, 2013, we had 65 (39 net) producing wells with an average working interest of 60%, 48 active water and CO2 injection wells, and 47 temporarily abandoned wells in this area. Our net average daily production from this area decreased to 916 Boe/d in 2013 compared to 1,006 Boe/d in 2012 and 966 Boe/d in 2011.
Our total investment in the Camrick Area Units during 2013, including the purchase of CO2 for injection and general well work, was $6.9 million. We have allocated approximately $17.9 million of our capital expenditures budget for 2014 to this area for continued purchase of CO2, drilling and completions, electrical upgrades, and remedial well work.
Booker Area Units. As of December 31, 2013, the Booker Area Units accounted for 1.2 MMBoe, or 0.8%, of our proved reserves, all of which are developed. All of the reserves in this Unit are considered EOR reserves as of December 31, 2013. In September 2009, we began CO2 injection into our three Booker Area Units, which we operate with an average working interest of 99%. As of December 31, 2013, we had 12 producing wells, eight active water and CO2 injection wells, and three shut-in and temporarily abandoned wells in the Unit. Our net average daily production from this area increased to 813 Boe/d in 2013 compared to 402 Boe/d in 2012 and 70 Boe/d in 2011. The significant increase in net average daily production from 2012 to 2013 is primarily a result of continued response from our 2012 project development, which increased the CO2 injection patterns from five to nine.
Our total investment in the Booker Area Units during 2013 was $6.9 million, primarily spent on CO2 related purchases. We have allocated approximately $12.4 million of our capital expenditures budget for 2014 to this area for continued purchase of CO2, drilling completions and remedial well work.

Farnsworth Unit. The Farnsworth Unit, which lies to the southeast of and is analogous to the Camrick Area Units, accounted for 5.5 MMBoe, or 3.5%, of our proved reserves, at December 31, 2013. All of the reserves in this Unit, which includes 3.3 MMBoe of proved undeveloped reserves, are considered EOR reserves as of December 31, 2013. We acquired a 100% working interest in the Farnsworth Unit in November 2009 and we began CO2 injection in December 2010. As of December 31, 2013, we had 23 producing wells, 16 active water and CO2 injection wells, and 46 shut-in and temporarily abandoned wells in the Unit. Our net average daily production from this Unit increased to 815 Boe/d in 2013 compared to 475 Boe/d in 2012 and 167 Boe/d in 2011. The significant increase in net average daily production from 2012 to 2013 is primarily due to higher volumes of CO2 injected into the reservoir.
During 2013, we invested $11.0 million in the Farnsworth Unit to drill two wells, return one production and one injection well to service, complete associated field facilities work, and complete modifications at the Arkalon facilities. We have allocated approximately $39.3 million of our capital expenditures budget for 2014 to this Unit for the continued development of the CO2 project and related field facilities.
Potential EOR Properties. We define these properties primarily as properties that we have assessed as having commercial EOR potential and that we plan to develop once additional CO2 volumes become available. Production generated from these fields, most of which we intend to flood with CO2 in the future, totaled 2,996 Boe/d, or 11% of total production in 2013. We have not allocated any significant amount of our 2014 capital budget to this area.
CO2 Sources and Pipelines
We capture, compress and transport CO2 to our active EOR projects from four separate CO2 sources.
Coffeyville. Our CO2 source for our North Burbank Unit is located in Coffeyville, Kansas. In March 2011, we signed a 20-year contract with renewal options to purchase up to 100% of CO2 emissions from the Coffeyville nitrogen fertilizer plant. The fertilizer plant reserves the right to install additional equipment and use some of the CO2 to make certain fertilizer products, which could reduce our CO2 purchases. We own and operate the Coffeyville CO2 compression facility and 68-miles of CO2 pipeline to transport the CO2 to the Burbank field, both of which we completed in 2013. As of December 31, 2013, we were purchasing an average of 41 MMcf/d from this source. By securing this contract and completing the compression facility and pipeline, we can provide CO2 to North Burbank Unit on an acceptable runtime basis and at a reasonably predictable cost, and establish the platform to expand our CO2 recovery operations in the North Burbank Unit.
Borger. We have a long-term contract to purchase up to approximately 20 MMcf/d of CO2 produced at the Agrium nitrogen fertilizer plant in Borger, Texas. The fertilizer plant reserves the right to install additional equipment and use some of the CO2 to make certain fertilizer products, which could reduce our CO2 purchases. We own and operate the Borger CO2 compression facility and 80-miles of CO2 pipelines to deliver the Borger-sourced CO2 to our active EOR units in the Oklahoma and Texas panhandles, including our Camrick Area and Farnsworth Units. As of December 31, 2013, we were purchasing an average of 15 MMcf/d from this source.
Arkalon. We have a long-term contract to purchase up to approximately 15 MMcf/d of CO2 produced at the Arkalon ethanol plant near Liberal, Kansas. We own and operate the capture, compression and processing facility, as well as the 91-miles of CO2 pipeline to deliver the Arkalon-sourced CO2 to our active EOR units in the Oklahoma and Texas panhandles, including Booker Area and Farnsworth Units. As of December 31, 2013, we were purchasing an average of 14 MMcf/d from this source.
Enid. We have a contract to purchase up to approximately 10 MMcf/d of CO2 produced at the Koch nitrogen fertilizer plant in Enid, Oklahoma. The fertilizer plant reserves the right to install additional equipment and use some of the CO2 to make certain fertilizer products, which could reduce our CO2 purchases. We own a partial interest in the Enid CO2 Compression Facility and 145 miles of CO2 pipeline, which deliver the Enid-sourced CO2 to our active EOR project in southern Oklahoma. During 2013, we were purchasing an average of approximately three MMcf/d from the Enid CO2 source.
Our total investment for CO2 pipeline and compression facility infrastructure during 2013 was $77.5 million, including $70.6 million associated with the construction of our Coffeyville CO2 compression facility and pipeline. We have allocated approximately $5.6 million of our capital expenditures budget for 2014 for CO2 pipeline and compression facility infrastructure.

Non-Core Properties
During the fourth quarter of 2013, our Board approved the sale of our non-core oil and natural gas properties in the Permian Basin, Ark-La-Tex, Gulf Coast and North Texas areas in an effort to redeploy capital to our strategic areas that we believe will deliver higher future growth potential. These properties accounted for 22.3 MMBoe, or 14.1% of our proved reserves as of December 31, 2013. Our net average daily production from these areas decreased to approximately 4,461 Boe/d in 2013 from 5,310 Boe/d in 2012 and 6,442 Boe/d in 2011. The decline was primarily due to normal depletion of the reservoirs and strategic divestitures within these areas. During 2013, we spent $18.1 million on drilling and workover activities in these areas. We have allocated approximately $5.0 million of our 2014 capital budget to these areas.

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
Our policies regarding internal controls over the recording of reserves are structured to objectively estimate our oil and natural gas reserve quantities and values in compliance with SEC regulations. Users of this information should be aware that the process of estimating quantities of crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering, and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history, and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Responsibility for preparation of our reserve estimates is delegated to our Corporate Reserves group, which is led by our Vice President - Corporate Reserves who has a Master of Science in Petroleum Engineering and 18 years of industry experience that includes diverse petroleum engineering roles and reserves management.
Technical reviews are performed throughout the year by our geologic and engineering staff who evaluate pertinent geological and engineering data. This data, in conjunction with economic data and ownership information, is used in making a determination of proved reserve quantities. We have internal auditing guidelines and controls in place to monitor the reservoir data and reporting parameters used in preparing the year-end reserves. Technical and economic data used include updated production data, well performance, formation logs, geological maps, reservoir pressure tests, and wellbore mechanical integrity information. We also use an analysis and reporting software system designed specifically for reserves management.
This data is provided each year to the independent petroleum engineering firms of Cawley, Gillespie & Associates, Inc. and Ryder Scott Company, L.P. who prepare reserve estimates for the majority of our proved reserves using their own engineering assumptions and the economic data which we provide. The person responsible for overseeing the preparation of our reserve estimates at Cawley, Gillespie & Associates, Inc. is a registered Professional Engineer with more than 30 years of petroleum consulting experience. The person responsible for overseeing the preparation of our reserve estimates at Ryder Scott Company, L.P. is a registered Professional Engineer with over 30 years of practical experience in the estimation and evaluation of petroleum reserves.
Our reserves are reviewed by senior management, which includes the Chief Executive Officer, the President and Chief Operating Officer, and the Chief Financial Officer, and they are responsible for verifying that the estimate of proved reserves is reasonable, complete, and accurate. Members of senior management may also meet with the key representatives from Cawley, Gillespie & Associates, Inc. and Ryder Scott Company, L.P. to discuss their process and findings. Final approval of the reserves is required by our Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer.

Proved Reserves. The following table summarizes our estimates of net proved oil and natural gas reserves, estimated future net revenues from proved reserves, the PV-10 value, the standardized measure of discounted future net cash flows, and the prices used in projecting those measures over the past three years. Estimates of our net proved oil and natural gas reserves as of December 31, 2013, 2012, and 2011 were prepared by Cawley, Gillespie & Associates, Inc. (53%, 50%, and 50% of PV-10 value, respectively) and Ryder Scott Company, L.P. (33%, 34%, and 34% of PV-10 value, respectively). Copies of the summary reserve reports prepared by these independent reserve engineers at December 31, 2013 are attached as exhibits to this annual report. Our internal engineering staff has prepared a report of estimated proved reserves on our remaining smaller value properties (14%, 16%, and 16% of PV-10 value in 2013, 2012, and 2011, respectively). We set forth our definition of PV-10 value (a non-GAAP measure) in the Glossary of Terms at the beginning of this annual report and a reconciliation of the standardized measure of discounted future net cash flows to PV-10 value on page 21.

	As of December 31,
	2013	2012	2011
Estimated proved reserve volumes:
Oil (Mbbls)(1)	92,813	103,243	100,380
Natural gas (MMcf)	302,922	257,115	335,280
Natural gas liquids (MBbls)(1)	15,175	—	—
Oil equivalent (MBoe)	158,475	146,095	156,260
Proved developed reserve percentage	64%	65%	64%
Estimated proved reserve values (in thousands):
Future net revenue	$5,312,224	$4,780,316	$5,473,678
PV-10 value	$2,349,656	$2,068,620	$2,309,089
Standardized measure of discounted future net cash flows	$1,743,772	$1,523,681	$1,597,912
Oil and natural gas prices:(2)
Oil (per Bbl)	$96.78	$94.71	$96.19
Natural gas (per Mcf)	$3.67	$2.76	$4.11
Natural gas liquids (per Bbl)(3)	$32.53	$—	$—
Estimated reserve life in years(4)	16.3	16.0	18.1

____________

(1)	Prior to 2013, NGLs were included with oil reserves, which affects the comparability of estimated reserves for 2013, 2012, and 2011.

(2)	Prices were based upon the average first day of the month prices for each month during the respective year.

(3)	The NGL price is provided only for 2013 to coincide with our separate presentation of NGL reserves in that year.

(4)	Calculated by dividing net proved reserves by net production volumes for the year indicated.

Our net proved oil and natural gas reserves and PV-10 values consisted of the following at December 31, 2013:

	Net proved reserves as of December 31, 2013
	Oil (MBbls)	Natural gas (MMcf)	Natural gas liquids (MBbls)	Total (MBoe)	PV-10 value (in thousands)
Developed—producing	47,764	163,776	10,394	85,454	$1,584,232
Developed—non-producing	8,596	33,144	1,090	15,210	212,517
Undeveloped	36,453	106,002	3,691	57,811	552,907
Total proved	92,813	302,922	15,175	158,475	$2,349,656

Proved Undeveloped Reserves. The following table shows material changes in proved undeveloped reserves that occurred during the year ended December 31, 2013.

MBoe
Proved undeveloped reserves as of January 1, 2013	51,169
Undeveloped reserves transferred to developed(1)	(2,349)
Purchases of minerals	2,846
Sales of minerals in place	(1,802)
Extensions and discoveries	12,567
Improved recoveries	629
Revisions and other	(5,249)
Proved undeveloped reserves as of December 31, 2013(2)	57,811

____________

(1)	Approximately $57.3 million of developmental costs incurred during 2013 related to undeveloped reserves that were transferred to developed.

(2)
Includes 3.2 MMBoe and 12.6 MMBoe, respectively, of reserves that have been reported for more than five years that relate specifically to our Camrick Area CO2 EOR projects and our North Burbank polymer EOR projects. Development of these projects is ongoing. See “Properties—EOR Project Areas” above for additional discussion of our CO2 EOR projects.

Productive Wells
The following table sets forth the number of productive wells in which we have a working interest and the number of wells we operated at December 31, 2013 by area. Productive wells consist of producing wells and wells capable of producing. We also hold royalty interests in units and acreage in addition to the wells in which we have a working interest. Gross wells is the total number of producing wells in which we have a working interest, and net wells is the sum of our working interest in all producing wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Operated Wells:
E&P Areas
Mississippian	47	42	3	2	50	44
Panhandle Marmaton	44	35	—	—	44	35
Woodford Shale	2	2	—	—	2	2
Legacy Production Areas	517	438	393	285	910	723
Total E&P Areas	610	517	396	287	1,006	804
Enhanced Oil Recovery Project Areas
Active EOR Projects	433	405	—	—	433	405
Potential EOR Projects	619	554	21	18	640	572
Total EOR Project Areas	1,052	959	21	18	1,073	977
Non-Core Properties	336	319	139	110	475	429
Total	1,998	1,795	556	415	2,554	2,210
Non-Operated Wells:
E&P Areas
Mississippian	31	7	1	—	32	7
Panhandle Marmaton	37	8	—	—	37	8
Woodford Shale	1	—	16	1	17	1
Legacy Production Areas	1,432	41	961	109	2,393	150
Total E&P Areas	1,501	56	978	110	2,479	166
Enhanced Oil Recovery Project Areas
Active EOR Projects	236	3	—	—	236	3
Potential EOR Projects	351	72	—	—	351	72
Total EOR Project Areas	587	75	—	—	587	75
Non-Core Properties	1,133	55	148	27	1,281	82
Total	3,221	186	1,126	137	4,347	323
Total Wells:
E&P Areas
Mississippian	78	49	4	2	82	51
Panhandle Marmaton	81	43	—	—	81	43
Woodford Shale	3	2	16	1	19	3
Legacy Production Areas	1,949	479	1,354	394	3,303	873
Total E&P Areas	2,111	573	1,374	397	3,485	970
Enhanced Oil Recovery Project Areas
Active EOR Projects	669	408	—	—	669	408
Potential EOR Projects	970	626	21	18	991	644
Total EOR Project Areas	1,639	1,034	21	18	1,660	1,052
Non-Core Properties	1,469	374	287	137	1,756	511
Total	5,219	1,981	1,682	552	6,901	2,533

Drilling Activity
The following table sets forth information with respect to wells drilled and completed during the periods indicated. Development wells are wells drilled within the proved area of a reservoir to the depth of a stratigraphic horizon known to be productive. Exploratory wells are wells drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir. Productive wells are those that produce commercial quantities of hydrocarbons, exclusive of their capacity to produce at a reasonable rate of return. As of December 31, 2013, we had eight (eight net) operated wells drilling, completing or awaiting completion.

	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Development wells
Productive	156.0	65.0	134.0	43.0	279.0	65.9
Dry	3.0	—	1.0	1.0	7.0	4.1
Exploratory wells
Productive	17.0	13.0	29.0	14.0	7.0	5.1
Dry	1.0	1.0	—	—	—	—
Total wells
Productive	173.0	78.0	163.0	57.0	286.0	71.0
Dry	4.0	1.0	1.0	1.0	7.0	4.1
Total	177.0	79.0	164.0	58.0	293.0	75.1
Percent productive	98%	99%	99%	98%	98%	95%

Developed and Undeveloped Acreage
The following table sets forth our gross and net interest in developed and undeveloped acreage at December 31, 2013 by state. This does not include acreage in which we hold only royalty interests.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Oklahoma	500,939	279,506	165,370	108,266	666,309	387,772
Texas	193,602	108,700	75,858	61,848	269,460	170,548
Other	36,292	26,033	2,893	1,498	39,185	27,531
Total	730,833	414,239	244,121	171,612	974,954	585,851
Many of our leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage is established prior to such date, in which event the lease will remain in effect until production has ceased. The following table sets forth as of December 31, 2013 the expiration periods and net acres that are subject to leases in the undeveloped acreage summarized in the above table.

	Acres Expiring
Twelve Months Ending	Gross	Net
December 31, 2014	64,743	52,372
December 31, 2015	84,936	54,265
December 31, 2016	34,948	27,945
December 31, 2017	4,550	3,114
Other (1)	40	40
Total	189,217	137,736
____________

(1)	Leases remaining in effect until development efforts or production on the developed portion of the particular lease has ceased.

Property Acquisition, Development and Exploration Costs
The following table summarizes our costs incurred for oil and natural gas properties and our reserve replacement ratio for each of the last three years.

	As of December 31,
(in thousands)	2013	2012	2011
Property acquisition costs
Proved properties	$69,962	$1,108	$1,024
Unproved properties	145,853	46,895	15,795
Total acquisition costs	215,815	48,003	16,819
Development costs	376,394	409,429	250,182
Exploration costs(1)	77,507	54,432	57,016
Total	$669,716	$511,864	$324,017
Annual reserve replacement ratio(2)	348%	156%	169%
 ___________

(1)	Includes $37.3 million, $52.2 million, and $33.0 million of EOR costs in 2013, 2012, and 2011 respectively.

(2)
Calculated by dividing the sum of reserve additions (from purchases of minerals in place, extensions and discoveries, and improved recoveries) by the production for the corresponding period. The values for these reserve additions are derived directly from the proved reserves table located in “Note 16—Disclosures about oil and natural gas activities” in Item 8. Financial Statements and Supplementary Data of this report. Management uses the reserve replacement ratio as an indicator of our ability to replenish annual production volumes and grow reserves, thereby providing some information of the sources of future production. It should be noted that the reserve replacement ratio is a statistical indicator that has limitations. As an annual measure, the ratio is limited because it typically varies widely based on the extent and timing of new discoveries and property acquisitions. Its predictive and comparative value is also limited for the same reasons. The reserve replacement ratio is comprised of the following:

	Year ended December 31,
	2013		2012		2011
	Reserves replaced	Percent of total	Reserves replaced	Percent of total	Reserves replaced	Percent of total
Purchases of minerals in place	51%	14.6%	1%	0.1%	5%	2.6%
Extensions and discoveries	257%	74.0%	146%	94.0%	152%	90.2%
Improved recoveries	40%	11.4%	9%	5.9%	12%	7.2%
Total	348%	100.0%	156%	100.0%	169%	100.0%

Production and Price History
The following table sets forth certain information regarding our historical net production volumes, average prices realized and production costs associated with sales of oil and natural gas for the periods indicated.

	Year ended December 31,
	2013	2012	2011
Production:
Oil (MBbls)	5,006	4,562	4,271
Natural gas (MMcf)	20,250	19,834	21,642
Natural gas liquids (MBbls)	1,361	1,250	777
Combined (MBoe)	9,742	9,118	8,655
Average daily production:
Oil (Bbls)	13,715	12,464	11,701
Natural gas (Mcf)	55,479	54,191	59,293
Natural gas liquids (MBbls)	3,729	3,415	2,129
Combined (Boe)	26,691	24,911	23,712
Average prices (excluding derivative settlements):
Oil (per Bbl)	$95.08	$90.87	$92.38
Natural gas (per Mcf)	$3.48	$2.64	$4.08
Natural gas liquids (MBbls)	$33.19	$34.05	$60.80
Combined (per Boe)	$60.73	$55.88	$61.24
Average costs per Boe:
Lease operating expenses	$14.35	$14.36	$14.03
Production taxes	$3.41	$3.51	$3.97
Depreciation, depletion, and amortization	$19.75	$18.57	$16.88
General and administrative	$5.53	$5.46	$4.86

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
The following table provides a reconciliation of PV-10 value to the standardized measure of discounted future net cash flows for the periods shown:

	As of December 31,
(in thousands)	2013	2012	2011
PV-10 value	$2,349,656	$2,068,620	$2,309,089
Present value of future income tax discounted at 10%	(605,884)	(544,939)	(711,177)
Standardized measure of discounted future net cash flows	$1,743,772	$1,523,681	$1,597,912

Management uses adjusted EBITDA as a supplemental financial measurement to evaluate our operational trends. Items excluded generally represent non-cash adjustments, the timing and amount of which cannot be reasonably estimated and are not considered by management when measuring our overall operating performance. In addition, adjusted EBITDA is generally consistent with the Consolidated EBITDAX calculation that is used in the covenant ratio required under our senior secured revolving credit facility described in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We consider compliance with this covenant to be material. The calculation of Consolidated EBITDAX includes pro forma adjustments for property acquisitions and dispositions, and as a result of these adjustments, our Consolidated EBITDAX as calculated for covenant compliance purposes is higher than our adjusted EBITDA for the year ended December 31, 2013.
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

The following table provides a reconciliation of net income to adjusted EBITDA for the specified periods:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Net income	55,687	64,403	42,048
Interest expense	96,876	98,402	96,720
Income tax expense	32,849	37,837	35,924
Depreciation, depletion, and amortization	192,426	169,307	146,083
Unrealized (gain) loss on ineffective portion of hedges and reclassification adjustments	(37,134)	(46,746)	27,452
Non-cash change in fair value of non-hedge derivative instruments	40,748	(12,411)	(57,899)
Interest income	(254)	(225)	(165)
Stock-based compensation expense	4,933	3,065	3,747
Net gain on sale of assets	(670)	(149)	(1,284)
Loss on extinguishment of debt	—	21,714	20,592
Loss on impairment of other assets	3,490	2,000	—
Adjusted EBITDA	$388,951	$337,197	$313,218

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
General
Our operations, like the operations of other companies in our industry, are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may:

•	require the acquisition of various permits before drilling commences;

•	require the installation of expensive emission monitoring and/or pollution control equipment;

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

•	limit or prohibit drilling activities on lands lying within wilderness, wetlands, certain animal habitats and other protected areas;

•	require remedial measures to address pollution from former operations, such as pit closure and plugging of abandoned wells;

•	impose substantial liabilities for pollution resulting from our operations; and

•	with respect to operations affecting federal lands or leases, require preparation of a Resource Management Plan, an Environmental Assessment, and/or an Environmental Impact Statement.
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
We monitor our properties and operations in an effort to ensure that our properties and operations are, and remain, in substantial compliance with all current applicable environmental laws and regulations. If, at any time, we determine that our properties and/or operations do not substantially comply with all current applicable environmental laws and regulations, we take action to remedy such noncompliance on our own volition and do not delay taking action until ordered to do so by a regulatory authority. We cannot predict how future environmental laws and regulations may affect our properties or operations. For the years ended December 31, 2013, 2012 and 2011, we did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of our facilities. As of the date of this report, we are not aware of any other environmental issues or claims that will require material capital expenditures during 2014 or that will otherwise have a material impact on our financial position or results of operations.

Environmental laws and regulations that could have a material impact on the oil and natural gas exploration and production industry include the following:
Hazardous Substances and Wastes
Waste Handling. The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and the disposal of non-hazardous wastes. Under the auspices of the federal Environmental Protection Agency (“EPA”), individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil, natural gas, or geothermal energy constitute “solid wastes,” which are regulated under the less stringent non-hazardous waste provisions. However, there is no guarantee that the U.S. Congress, EPA or individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation.
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
Comprehensive Environmental Response, Compensation and Liability Act . The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes strict, and in certain circumstances joint and several liability, on persons who are considered to be responsible for the release of a “hazardous substance” into the environment. Responsible parties include the current, as well as former, owner or operator of the site where the release occurred and persons that disposed or arranged for the disposal of the hazardous substance at the site. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.
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
Water Discharges
The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls on the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or the relevant state. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the federal Clean Water Act and analogous state laws and regulations. Issues pertaining to wastewater generated by oil and natural gas exploration and production activities are drawing increased scrutiny from state legislators. We believe we are in substantial compliance with the requirements of the Clean Water Act.
Hydraulic Fracturing
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
The Clean Air Act. The federal Clean Air Act (“CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal CAA and associated state laws and regulations. On August 16, 2012, EPA promulgated new CAA regulations addressing criteria pollutants, “Oil and Natural Gas Sector: New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants Reviews.” These new rules are intended to broaden the current scope of EPA’s regulation to include standards governing emissions from most operations associated with oil and natural gas production facilities and natural gas processing, transmission and storage facilities. EPA states that greenhouse gases will be controlled indirectly as a result of these new rules. Among other things, these new rules require the use of reduced emission completions or “green completions” on all hydraulically fractured wells completed or refractured after January 1, 2015. They also set new requirements for emissions from compressors, controllers, dehydraters, storage tanks and other production equipment and may require modifications prior to January 1, 2015.

Some of our new facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to comply with new monitoring and reporting requirements and/or emission limitations. In December 2009, the EPA promulgated a finding that serves as the foundation under the CAA to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the CAA, even without Congressional action. As part of this array of new regulations, in September 2009, the EPA also promulgated a greenhouse gas monitoring and reporting rule that requires certain parties, including participants in the oil and natural gas industry, to monitor and report their greenhouse gas emissions, including methane and carbon dioxide, to the EPA. In May 2010, EPA promulgated final rules subjecting greenhouse gas to regulation under the CAA, triggering application of other provisions of the CAA to major stationary sources of greenhouse gas emissions. In June 2010, EPA promulgated final rules limiting the scope of certain provisions of the CAA as applied to greenhouse gas emission sources. Additionally, in November 2010, EPA promulgated mandatory greenhouse gas emission reporting rules specifically applying to oil and natural gas exploration and production. These rules are published in the federal register and available on the Internet. These regulations govern our operations to the extent applicable. On April 17, 2012, EPA adopted new CAA regulations imposing new emissions standards for the oil and natural gas sector, including sources not previously regulated. See “Risk factors—Regulation related to global warming and climate change could have an adverse effect on our operations and demand for oil and gas.”
Several federal regulations on greenhouse gas and fugitive emissions come to deadline this year. This can result in additional permitting costs and additional equipment needed for operational activities that will increase the cost of production. The trend from EPA is to aggressively monitor these programs and fine at each incident to speed compliance, therefore any such non-compliance can result in additional production costs. These regulations may increase the costs of compliance for some facilities, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance. We believe we are in substantial compliance with the current requirements of the CAA.
Endangered Species
The federal Endangered Species Act (“ESA”) and analogous state laws regulate a variety of activities that may have an adverse effect on species listed as threatened or endangered under the ESA or their habitats. The designation of previously unidentified endangered or threatened species in areas where we operate could cause us to incur additional costs or become subject to operating delays, restrictions or bans. Numerous species have been listed or proposed for protected status in areas in which we currently, or could in the future, undertake operations. For instance, the American Burying Beetle and the Lesser Prairie Chicken both have habitat in some areas where we operate. The U.S. Fish and Wildlife Service identified the Lesser Prairie Chicken, which inhabits portions of Colorado, Kansas, Nebraska, New Mexico, Oklahoma and Texas, as candidate for listing in 1998 and initiated the process to list it as “threatened” or “endangered” in November 2012.
Climate Change
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
Drilling and Production
Our operations are subject to various types of regulation at the federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds, and reports concerning operations. Most states, and some counties and municipalities, in which we operate also regulate one or more of the following:

•	the location of wells;

•	the method of drilling and casing wells;

•	the timing of construction or drilling activities;

•	the rates of production or “allowables”;

•	the use of surface or subsurface waters;

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandoning of wells; and

•	notice to surface owners and other third parties.
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
National Environmental Policy Act. Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will typically prepare an Environmental Assessment to assess the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment.
All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and natural gas projects.
Natural Gas Sales and Transportation
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

FERC also regulates interstate natural gas transportation rates and service conditions, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Commencing in 1985, FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing natural gas. Today, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. FERC’s initiatives have led to the development of a competitive, unregulated, open access market for natural gas purchases and sales that permits all purchasers of natural gas to buy natural gas directly from third-party sellers other than pipelines. However, the natural gas industry historically has been very heavily regulated; therefore, we cannot guarantee that the less stringent regulatory approach recently pursued by FERC and Congress will continue indefinitely into the future nor can we determine what effect, if any, future regulatory changes might have on our natural gas related activities.
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
Natural Gas Pipeline Safety
The Department of Transportation, specifically the Pipeline and Hazardous Materials Safety Administration, regulates transportation of natural and other gas by pipeline and imposes minimum federal safety standards pursuant to the pipeline safety laws codified at 49 U.S.C. 60101, et seq., the hazardous material transportation laws codified at 49 U.S.C. 5101, et seq., regulations contained within 49 C.F.R. Parts 192 and 195, and similar state laws.
CO2 Pipeline Safety
The Department of Transportation, or DOT, and specifically the Pipeline and Hazardous Materials Safety Administration, or PHMSA, regulates transportation of hazardous liquids and carbon dioxide by pipeline and imposes minimum federal safety standards pursuant to the pipeline safety laws codified at 49 U.S.C. 5101, et seq., and regulations contained within 49 C.F.R. Part 195 prescribe safety standards and reporting requirements for pipeline facilities use in transporting hazardous liquids or carbon dioxide. Our CO2 pipelines are subject to this regulation, which, among other things, address pipeline integrity management and pipeline operator qualification rules. Significant expenses could be incurred in the future if additional safety measures are required, or if safety standards are raised and exceed the degree of our current CO2 pipeline operations. The DOT may assess fines and penalties for violations of these and other requirements imposed by its regulations. We believe we are in material compliance with all applicable regulations imposed by the DOT and PHMSA regarding our CO2 pipelines.
In early 2012, the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was enacted which, among other things, updates federal pipeline safety standards, increases penalties for violations of such standards, gives the DOT authority for new damage prevention and incident notification, and directs the DOT to prescribe new minimum safety standards for CO2 pipelines. Implementation of this Act could affect our operations and the costs thereof. While some new regulations to implement this Act have been adopted or proposed, no such new minimum safety standards have been proposed or adopted for CO2 pipelines.
CO2 Processing Safety
Our CO2 capture, compression and processing facility near Liberal, Kansas is subject to the requirements of process safety management (PSM) as the Occupational Health and Safety Administration (OSHA) has identified CO2 as a highly hazardous chemical, toxic and reactive. Pursuant to OSHA, PSM provides requirements to prevent or minimize consequences related to the catastrophic release of toxic, flammable, explosive, or reactive chemicals that may result in toxic, fire, or explosion hazards. Employers must develop a written action plan regarding the implementation of process hazard analyses to assist in the identification of hazards posed by processes involving the highly hazardous chemicals in use, including information and understanding of the hazardous chemicals in use, process technology, and equipment used.  The process hazard analysis must be updated every five (5) years.  Written operating procedures must also be in place and updated as necessary and training must be performed and updated for all employees involved in the process.  PSM also provides for the mechanical integrity of process equipment, as well as ongoing inspection and quality assurance.
Various other federal and state regulations require that we train all operations employees in HAZCOM and disclose information about the hazardous materials used in our operations. Certain information must be reported to employees, government agencies and local citizens upon request. States are responsible for enforcing the federal regulations and more stringent state pipeline regulations and inspection with respect to hazardous liquids pipelines, including crude oil, natural gas and CO2 pipelines. In practice, states vary considerably in their authority and capacity to address pipeline safety. We do not anticipate any significant problems in complying with applicable state laws and regulations in those states in which we operate.
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
Legal proceedings
Naylor Farms, Inc., individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On June 7, 2011, Naylor Farms, Inc. (the “Plaintiff”), filed a complaint against us in the United States District Court for the Western District of Oklahoma, alleging claims on behalf of itself and non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging damages in excess of $5.0 million. The Plaintiff also requests allowable interest, punitive damages, cancellation of leases, other equitable relief, and an award of attorney fees and costs. We have denied liability on the claims and raised arguments and defenses that, if accepted by the Court, will result in no loss to us. The case was stayed on August 9, 2012 to allow the U.S. Court of Appeals for the Tenth Circuit to decide two unrelated cases that had issues similar to this case. The Tenth Circuit issued its opinions in those unrelated cases on July 9, 2013 and mandates were issued July 31, 2013. On or about October 1, 2013, the Court lifted the stay and entered a new scheduling order. The parties are conducting additional discovery and Plaintiff’s Motion for Class Certification is due August 10, 2014. Because a class has not been certified, we are not yet able to estimate a possible loss, or range of possible loss, if any.
Amanda Dodson, individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On May 10, 2013, Amanda Dodson (the “Plaintiff”), filed a complaint against us in the District Court of Mayes County, Oklahoma, alleging claims on behalf of herself and all non-governmental Oklahoma citizens who are royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Petition was not served until July 2, 2013. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging entitlement to actual damages in an unspecified amount. The Plaintiff also requests allowable interest, punitive damages, injunctive relief, an accounting, disgorgement damages, and an award of attorney fees and costs. We have denied liability on the claims and raised arguments and defenses that, if accepted by the Court, will result in no loss to us. At this time, a class has not been certified and discovery has yet to begin. As such, we are not yet able to estimate a possible loss, or range of possible loss, if any.

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
Employees
As of December 31, 2013, we had 718 full-time employees, including 16 geologists and geophysicists, 59 reservoir, production, and drilling engineers and 29 land professionals. Of these, 355 work in our Oklahoma City office and 363 work in our district and field offices. We also contract for the services of independent consultants involved in land, regulatory, accounting, finance and other disciplines as needed. None of our employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are satisfactory.

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
Oil and gas prices are volatile. A decline in oil and gas prices could adversely affect our financial condition, financial results, cash flows, access to capital and ability to grow.
Our future financial condition, revenues, results of operations, rate of growth and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and gas production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future, especially given current geopolitical conditions. This price volatility also affects the cash flow we will have available for capital expenditures as well as our ability to borrow money or raise additional capital. The prices for oil and gas are subject to a variety of factors that are beyond our control. These factors include, but are not limited to, the following:

•	the level of consumer demand for oil and natural gas;

•	the domestic and foreign supply of oil and natural gas;

•	oil and natural gas processing, gathering and transportation availability, and the availability of refining capacity;

•	the price and level of foreign imports of oil and natural gas;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	domestic and foreign governmental regulations and taxes;

•	the supply of CO2;

•	the price and availability of alternative fuel sources;

•	weather conditions;

•	financial and commercial market uncertainty;

•	political conditions or hostilities in oil and natural gas producing regions, including the Middle East and South America; and

•	worldwide economic conditions.
These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce our revenue, but could reduce the amount of oil and natural gas we can produce economically, and as a result, could have a material adverse effect on our financial condition, results of operations, and reserves. If the oil and natural gas industry experiences significant price declines, we may, among other things, be unable to meet our financial obligations, including payments on our senior secured revolving credit facility and our senior notes, or be unable to make planned capital expenditures.
Price declines could cause write-downs of the carrying values of our properties, and further price declines could result in additional write-downs in the future, which could negatively impact our results of operations.
We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all costs incurred for both productive and nonproductive properties are capitalized and amortized on an aggregate basis using the units-of-production method. However, these capitalized costs are subject to a ceiling test which limits such pooled costs to the aggregate of the present value of estimated future net revenues attributable to proved oil and gas reserves discounted at 10%, adjusted for derivatives accounted for as cash flow hedges and net of tax considerations, plus the cost of unproved properties not being amortized. The full cost ceiling is evaluated at the end of each quarter using the SEC prices for oil and natural gas in effect at that date as adjusted for our derivative positions deemed “cash flow hedge positions.” A write-down of oil and natural gas properties does not impact cash flow from operating activities, but does reduce net income. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date.
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
Estimating quantities of proved oil and natural gas reserves is a complex process. It requires interpretations of available technical data and various estimates and assumptions, including estimates based upon assumptions relating to economic factors such as oil and natural gas prices, production costs, severance and excise taxes, capital expenditures, workovers, remedial costs, and the assumed effect of governmental regulation. There are numerous uncertainties about when a property may have proved reserves as compared to possible or probable reserves, including with respect to our EOR operations. Reserve estimates are, therefore, inherently imprecise and, although we are reasonably certain of recovering the quantities we disclose as proved reserves, actual results will vary from our estimates. Any significant variations in the interpretations or assumptions underlying our estimates or changes of conditions (e.g. economic growth and/or regulation) could cause the estimated quantities and net present value of our reserves to differ materially. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and developmental drilling, prevailing oil and natural gas prices and other factors, many of which are beyond our control. Our properties may also be susceptible to hydrocarbon drainage from production by operators on adjacent properties.
You should not assume that the present values referred to in this report represent the current market value of our estimated oil and natural gas reserves. The timing of production and expenses associated with the development and production of oil and natural gas properties will affect both the timing of actual future net cash flows from our proved reserves and their present value. In accordance with requirements of the SEC, the estimates of present values are based on a twelve-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the twelve-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of these estimates. In addition, the effects of derivative instruments are not reflected in these assumed prices. Our December 31, 2013 reserve report used prices of $3.67 per Mcf for natural gas, $96.78 per Bbl for oil and $32.53 per Bbl for natural gas liquids.
A significant portion of total proved reserves as of December 31, 2013 are undeveloped, and those reserves may not ultimately be developed.
As of December 31, 2013, approximately 36% of our estimated proved reserves (by volume) were undeveloped. These reserve estimates reflect our plans to make significant capital expenditures to convert our proved undeveloped reserves into proved developed reserves including approximately $0.9 billion during the five years ending in 2018. You should be aware that actual development costs may exceed estimates, development may not occur as scheduled and results may not be as estimated. If we choose not to develop our proved undeveloped reserves, or if we are not otherwise able to successfully develop them, we will be required to remove the associated volumes from our reported proved reserves. In addition, under the SEC’s reserve reporting rules, proved undeveloped reserves generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking. We may be required to write off any reserves that are not developed within this five-year time frame unless such reported reserves are otherwise exempted from the SEC’s five-year reporting rules.
Some of our reserves are subject to EOR methods and the failure of these methods may have a material adverse effect on our financial condition, results of operations and reserves.
Of our 46.1 MMBoe of reserves on our active EOR properties as of December 31, 2013, 31.8 MMBoe were based on EOR methods including the injection of CO2 and polymers, a synthetic chemical, and represent approximately 20% of our total proved reserves. Some of these properties have not been injected with CO2 or with polymers having the identical chemical composition as polymers used in historical production, and recovery factors cannot be estimated with precision. Accordingly, such projects may not result in significant proved reserves or improvements in anticipated production levels.
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
Limitations or restrictions on our ability to obtain water may have an adverse effect on our operating results.
Our operations require significant amounts of water for drilling and hydraulic fracturing. Limitations or restrictions on our ability to obtain water from local sources may require us to find remote sources. In addition, treatment and disposal or such water after use is becoming more highly regulated and restricted. Thus, costs for obtaining and disposing of water could increase significantly, potentially limiting our ability to engage in hydraulic fracturing. This could have a material adverse effect on our operations.

The development of the proved undeveloped reserves in our active EOR projects may take longer and may require higher levels of capital expenditures than we currently anticipate.
As of December 31, 2013, undeveloped reserves comprised 47% of the total estimated proved reserves of our active EOR projects. As of December 31, 2013, we expect to incur future development costs of $730.4 million, including $307.5 million for CO2 purchase, compression and transportation, over the next 31 years to fully develop these reserves. The future development costs for our active EOR projects are 48.5% of our total estimated future development and abandonment costs of $1,506.6 million as of December 31, 2013. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. In addition, the development of these reserves will require the use of EOR techniques, including water flood and CO2 injection installations, the success of which is still subject to interpretation and predictability by reservoir engineers. Therefore, ultimate recoveries from these fields may not match current expectations.
The combined polymer and CO2 reserves at our North Burbank Unit accounted for 17.9 MMBoe, or approximately 11% of our estimated proved reserves as of December 31, 2013. We have continued our polymer EOR flood development plan and simultaneously began CO2 injection at the North Burbank Unit in June 2013. Due to response occurring in December 2013, we added proved EOR CO2 reserves of 5.3 MMBoe and removed polymer reserves of 1.5 MMBoe for the North Burbank Unit in late 2013. We and our independent petroleum engineers believe that the polymer EOR flood development plan continues to be sufficient to permit us to include the North Burbank Unit reserves in our proved reserves and, as such, those reserves are included in our total proved reserves as of December 31, 2013. We are continuing to evaluate results to determine the best long-term EOR technique of either injecting CO2 or polymer. The SEC could determine that our recent increase in focus on our CO2 operations results in a change in our polymer development plan and could require us to reduce or eliminate all or a portion of the MMBoe proved reserves attributable to our polymer EOR flood.
Competition in the oil and gas industry is intense and many of our competitors have greater financial and other resources than we do.
We operate in the highly competitive areas of oil and natural gas production, acquisition, development, and exploration and face intense competition from both major and other independent oil and gas companies:

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
Our development, exploration, and acquisition activities require substantial capital expenditures. Historically, we have funded our capital expenditures through a combination of cash flows from operations, debt financing, private issuances of common stock and proceeds from asset sales. Future cash flows are subject to a number of variables, such as the level of production from existing wells, prices of oil and natural gas, and our success in developing and producing new reserves. If our cash flow from operations is not sufficient to fund our capital expenditure budget, we may not be able to access additional bank debt or other methods of financing on commercially reasonable terms to meet these requirements. If revenue were to decrease as a result of lower oil and natural gas prices or decreased production, and our access to capital were limited, we would have a reduced ability to replace our reserves which may have an adverse effect on our results of operations and financial condition.

If we are not able to replace reserves, we may not be able to sustain production.
Our future success depends largely upon our ability to find, develop, or acquire additional oil and natural gas reserves that are economically recoverable. Unless we replace the reserves we produce through successful development, exploration or acquisition activities, our proved reserves and production will decline over time. In addition, approximately 36% of our total estimated proved reserves (by volume) at December 31, 2013 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling and EOR operations. Our December 31, 2013 reserve estimates reflect that our production rate on current proved developed producing reserve properties will decline at annual rates of approximately 19%, 14%, and 11% for the next three years. Thus, our future oil and natural gas reserves and production and, therefore, our financial condition, results of operations, and cash flows are highly dependent on our success in efficiently developing our current reserves and economically discovering or acquiring additional recoverable reserves.

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
A significant portion of our operations are located in Oklahoma and the Texas Panhandle, making us vulnerable to risks associated with operating in a limited number of major geographic areas.
As of December 31, 2013, approximately 86% of our proved reserves and approximately 83% of our production was located in the Mid-Continent geographic area. This concentration could disproportionately expose us to operational and regulatory risk in this area. This relative lack of diversification in location of our key operations could expose us to adverse developments in our operating areas or the oil and natural gas markets, including, for example, transportation or treatment capacity constraints, curtailment of production or treatment plant closures for scheduled maintenance. These factors could have a significantly greater impact on our financial condition, results of operations and cash flows than if our properties were more geographically diversified.
We are subject to complex laws and regulations, including environmental and safety regulations, which can adversely affect the cost, manner, and feasibility of doing business.
Our operations and facilities are subject to certain federal, state, and local laws and regulations relating to the exploration for, and development, production, and transportation of, oil and gas, as well as environmental and safety matters. Although we believe that we are in substantial compliance with all applicable laws and regulations, and are currently evaluating the extent of applicability and preparing to comply to the extent applicable with proposed and newly adopted greenhouse gas reporting and permitting requirements, we cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not harm our business, results of operations and financial condition. We may be required to make large and unanticipated capital expenditures to comply with environmental and other governmental regulations such as:

•	land use restrictions;

•	drilling bonds and other financial responsibility requirements;

•	spacing of wells;

•	reporting on emissions of greenhouse gases;

•	permitting of emissions of greenhouse gases and other regulated air pollutants;

•	unitization and pooling of properties;

•	habitat and endangered species protection, reclamation and remediation, and other environmental protection;

•	well stimulation processes;

•	produced water disposal;

•	CO2 pipeline requirements;

•	safety precautions;

•	operational reporting; and

•	taxation.

Under these laws and regulations, we could be liable for:

•	personal injuries;

•	property and natural resource damages;

•	oil spills and releases or discharges of hazardous materials;

•	well reclamation costs;

•	remediation and clean-up costs and other governmental sanctions, such as fines and penalties;

•	other environmental damages; and

•	additional reporting, permitting or other issues arising from emissions of greenhouse gases and other regulated air pollutants.
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
Oil and gas drilling and production operations can be hazardous and may expose us to environmental or other liabilities.
Oil and gas operations are subject to many risks, including well blowouts, cratering, explosions, pipe failure, fires, formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine or well fluids, hydraulic fracturing fluids, toxic gas or other pollutants and other environmental and safety hazards and risks. Our drilling operations involve risks from high pressures and from mechanical difficulties such as stuck pipes, collapsed casings and separated cables. If any of these events occur, we could sustain substantial losses as a result of:

•	injury or loss of life;

•	severe damage to or destruction of property, natural resources and equipment;

•	pollution or other environmental damage;

•	clean-up responsibilities;

•	regulatory investigations and administrative, civil and criminal penalties; and

•	injunctions or other proceedings that suspend, limit or prohibit operations.
Our liability for environmental hazards sometimes includes those created on properties prior to the date we acquired or leased them. While we maintain insurance against some, but not all, of the risks described above, our insurance may not be adequate to cover any or all resulting losses or liabilities. Moreover, if we experience more insurable events, our annual premiums may increase further or we may not be able to obtain any such insurance on commercially reasonable terms. The occurrence of, or failure by us to obtain or maintain adequate insurance coverage for, any of the events listed above could have a material adverse effect on our financial condition and results of operations, as well as our growth, exploration, and employee recruitment activities.
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
As of December 31, 2013, our total long-term indebtedness, including current maturities, was $1.6 billion. As of March 25, 2014, our total long-term indebtedness, including current maturities, was approximately $1.6 billion, and the borrowing base under our senior secured revolving credit facility was $600.0 million. We may incur additional indebtedness, including significant secured indebtedness, in order to make future acquisitions or to develop our properties for production or for other purposes, and we expect to continue to be highly leveraged in the foreseeable future. Covenants set forth in the indentures for our senior notes, including the Adjusted Consolidated Net Tangible Asset debt incurrence test (the “ACNTA test”), limit the amount of secured debt we can incur. Certain thresholds set forth in the ACNTA test are principally reliant upon the levels of commodity prices for crude oil and gas at specified dates.
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
Availability under our senior secured revolving credit facility is subject to a borrowing base, which was $600.0 million as of March 31, 2014, and which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the banks may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. If we issue Additional Permitted Debt, as defined in our senior secured revolving credit facility, the borrowing base will be automatically reduced by an amount equal to 25% of the aggregate stated principal amount of the debt issued, unless otherwise agreed to by our lenders. If the outstanding borrowings under our senior secured revolving credit facility were to exceed the borrowing base as a result of a redetermination, we would be required to eliminate this excess. Within 10 days after receiving notice of the new borrowing base, we would be required to make an election: (1) to repay a portion of our bank borrowings in the amount of the excess either in a lump sum within 30 days or in equal monthly installments over a six-month period; (2) to submit within 30 days additional oil and gas properties we own for consideration in connection with the determination of the borrowing base sufficient to eliminate the excess or (3) to eliminate the excess through a combination of repayments and the submission of additional oil and gas properties within 30 days. If we are forced to repay a portion of our bank borrowings, we may not have sufficient funds to make such repayments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.
Our use of derivative instruments could result in financial losses or reduce our income.
To reduce our exposure to the volatility in the price of oil and gas and provide stability to cash flows, we enter into derivative positions, some of which we had previously designated as cash flow hedges for accounting purposes. As of December 31, 2013, we had entered into commodity hedges covering 37,900 BBtu of our natural gas, 10,939 MBbls of our oil and 1,320 MBbls natural gas liquids production for 2014 through 2015. Our commodity hedges are comprised of fixed price swaps, enhanced price swaps, basis protection swaps and three way collars. The volumes and average notional prices of these hedges are disclosed in “Note 6 -Derivative instruments” in Item 8. Financial Statements and Supplementary Data of this report. The fair value of our oil and gas derivative positions outstanding as of December 31, 2013 was an asset of approximately $0.3 million.
Derivative instruments expose us to risk of financial loss in some circumstances, including when:

•	our production is less than expected;

•	the counterparty to the derivative instruments defaults on its contractual obligations; or

•	there is a widening of price differentials between delivery points for our production and the delivery point assumed in the derivative instruments.
Derivatives also expose us to risk of income reduction as derivative instruments may limit the benefit we would receive from increases in the prices for oil and gas. Additionally, none of our derivatives are classified as hedges for accounting purposes and therefore must be adjusted to fair value through income each reporting period.
While the primary purpose of our derivative transactions is to protect us from the volatility in oil and natural gas prices, under certain circumstances, or if hedges are deemed ineffective, discontinued, or terminated for any reason, we may incur substantial losses in closing out our positions, which could have a material adverse effect on our financial condition, results of operations, and cash flows.
Our working capital could be adversely affected if we enter into derivative instruments that require cash collateral.
The use of derivatives may, in some cases, require the posting of cash collateral with counterparties (i.e. margin requirements). Although we currently do not, and do not anticipate that we will in the future, enter into derivative transactions that require an initial deposit of cash collateral, our working capital, and by extension, our growth, could be impacted if we enter into derivative transactions that require cash collateral and if commodity prices move in a manner adverse to us, we may be required to meet margin calls. Future collateral requirements are uncertain and will depend on arrangements with our counterparties and highly volatile oil and gas prices.

We are subject to financing and interest rate exposure risks.
Our future success depends on our ability to access capital markets and obtain financing on reasonable terms. Our ability to access financial markets and obtain financing on commercially reasonable terms in the future is dependent on a number of factors, many of which we cannot control, including changes in:

•	our credit ratings;

•	interest rates;

•	the structured and commercial financial markets;

•	market perceptions of us or the oil and gas exploration and production industry; and

•	our tax burden due to new tax laws.
Assuming a constant debt level of $600.0 million, equal to our borrowing base at December 31, 2013 (our only variable interest rate facility), the cash flow impact for a 12-month period resulting from a 100 basis point movement in interest rates, regardless of whether the spread widens or tightens, would be $6.0 million. As a result, any increases in our interest rates, or our inability to access the equity markets on reasonable terms, could have an adverse impact on our financial condition, results of operations, and growth prospects.
The concentration of accounts for our commodity sales, joint interest billings, or hedging with third parties could expose us to credit risk.
Substantially all of our accounts receivable result from commodity sales or joint interest billings to third parties in the energy industry. The concentration of customers and joint interest owners may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, we have not experienced any material credit losses on our receivables. Future concentrations of sales of oil and gas to a limited number of customers, combined with decreases in commodity prices could result in adverse effects.
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
Federal regulation. EPA has adopted regulations requiring Clean Air Act (“CAA”) permitting of greenhouse gas emissions from stationary sources. As a result of the U.S. Supreme Court’s decision in Massachusetts, et al. v. EPA finding that greenhouse gases fall within the CAA’s definition of “air pollutant,” the EPA was required to determine whether concentrations of greenhouse gases in the atmosphere “endanger” public health or welfare, and whether emissions of greenhouse gases from motor vehicles may “cause or contribute” to this endangerment. On December 15, 2009, EPA promulgated its final rule, “Endangerment and Cause or Contribute Findings for Greenhouse Gases Under Section 202(a) of the Clean Air Act”. On May 7, 2010, EPA and the Department of Transportation’s National Highway Traffic and Safety Administration, or NHTSA, promulgated a final action establishing a national program providing new standards for certain motor vehicles to reduce greenhouse gas emissions and improve fuel economy. While these motor vehicle regulations do not directly impact oil and gas production operations, they automatically trigger application of the Prevention of Significant Deterioration (“PSD”) and Title V Operating Permit programs for stationary sources of greenhouse gas emissions, potentially including oil and gas production operations. On June 3, 2010, EPA promulgated its “Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule,” to add new higher thresholds of 75,000 tons per year carbon dioxide equivalents (“CO2e”) for modifications to existing sources and 100,000 tons per year CO2e for new sources.

EPA has promulgated separate regulations requiring greenhouse gas emission reporting from certain industry sectors, including natural gas production. On October 30, 2009, EPA promulgated a final mandatory greenhouse gas reporting rule which will assist EPA in developing policy approaches to greenhouse gas regulation. This reporting rule became effective on December 29, 2009. On November 30, 2010, EPA promulgated additional mandatory greenhouse gas reporting rules that apply specifically to oil and gas production for implementation in 2011.
On August 16, 2012, EPA promulgated new CAA regulations addressing criteria pollutants, “Oil and Natural Gas Sector: New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants Reviews.” These new rules are intended to broaden the current scope of EPA’s regulation to include standards governing emissions from most operations associated with oil and natural gas production facilities, natural gas transmission and storage facilities. EPA states that greenhouse gases will be controlled indirectly as a result of these new rules. Among other things, these new rules require the use of reduced emission completions or “green completions” on all hydraulically fractured wells completed or refractured after January 1, 2015. They also set new requirements for emissions from compressors, controllers, dehydraters, storage tanks and other production equipment and may require modifications prior to January 1, 2015. These requirements could result in significant costs and capital expenditures by January 1, 2015.
Recent case law. Beyond legislative and regulatory developments, litigation against energy industry sectors emitting greenhouse gases have arisen based upon common law claims, that may expose us, as potentially an emitter of significant direct and indirect emission sources of greenhouse gases, to similar litigation risk.
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
Potential legislative and regulatory actions could increase our costs, reduce our revenue and cash flow from commodity sales, reduce our liquidity or otherwise alter the way we conduct our business.
In recent years the administration of President Obama made budget proposals which, if enacted into law by Congress, would potentially increase and accelerate the payment of federal income taxes by independent producers of oil and gas. Proposals have included, but have not been limited to, repealing the enhanced oil recovery credit, repealing the credit for oil and gas produced from marginal wells, repealing the expensing of intangible drilling costs, repealing the deduction for the cost of qualified tertiary expenses, repealing the exception to the passive loss limitation for working interests in oil and gas properties, repealing the percentage depletion allowance, repealing the manufacturing tax deduction for oil and gas companies, and increasing the amortization period of geological and geophysical expenses. In 2009, 2010, and 2011, legislation which would have implemented the proposed changes was introduced but not enacted. It is unclear whether legislation supporting any of the above described proposals, or designed to accomplish similar objectives, will be introduced or, if introduced, would be enacted into law or, if enacted, how soon resulting changes would become effective. However, the passage of any legislation designed to implement changes in the U.S. federal income tax laws similar to the changes included in the budget proposals offered by the White House in in recent years could eliminate certain tax deductions currently available with respect to oil and gas exploration and development, and any such changes (i) could make it more costly for us to explore for and develop our oil and gas resources and (ii) could negatively affect our financial condition and results of operations.
Competition for experienced technical personnel may negatively impact our operations or financial results.
Our continued drilling success and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain experienced explorationists, engineers and other professionals. Competition for these professionals remains strong and we are likely to continue to experience increased costs to attract and retain these professionals.
Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Congress has previously considered legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and natural gas production. Sponsors of bills previously considered before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which is already required by some state agencies governing our operations, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, these bills, if adopted, could repeal the exemptions for hydraulic fracturing from the Safe Drinking Water Act.
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
Increased regulatory requirements regarding CO2 pipeline integrity may require us to incur significant capital and operating expenses to comply.
The ultimate costs of compliance with CO2 pipeline integrity regulations are difficult to predict. The majority of the compliance costs are pipeline integrity testing and the repairs found to be necessary. We plan to continue our efforts to assess and maintain the integrity of our existing and future pipelines as required by the U.S. DOT rules. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our CO2 pipelines. In addition, new laws and regulations that may be enacted in the future, or a revised interpretation of existing laws and regulations, could significantly increase the amount of these costs. We cannot be assured about the amount or timing of future expenditures for pipeline integrity regulation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs, or additional operating restrictions, could have a material adverse effect on our business, financial position, results of operations and prospects.
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
Our business depends, in part, on normal weather patterns across the United States. Natural gas demand and prices are particularly susceptible to seasonal weather trends. Warmer than usual winters can result in reduced demand and high season-end storage volumes, which can depress prices to unacceptably low levels. In addition, because a majority of our properties are located in Oklahoma, Texas, and Louisiana, our operations are constantly at risk of extreme adverse weather conditions such as freezing rain, tornadoes and hurricanes. Any unusual or prolonged adverse weather patterns in our areas of operations or markets, whether due to climate change or otherwise, could have a material and adverse impact on our business, financial condition and cash flow. In addition, our business, financial condition and cash flow could be adversely affected if the businesses of our key vendors, purchasers, contractors, suppliers or transportation service providers were disrupted due to severe weather, such as freezing rain, hurricanes or floods, whether due to climate change or otherwise.

Climate change and government laws and regulations related to climate change could negatively impact our financial condition.
In addition to other climate-related risks set forth in this “Risk Factors” section, we are and will be, directly and indirectly, subject to the effects of climate change and are, and most likely will continue to be, affected by government laws and regulations related to climate change. We are currently evaluating compliance costs arising from newly adopted mandatory greenhouse gas reporting rules, and potential compliance costs arising from newly promulgated Clean Air Act reporting and permit regulations for greenhouse gas emissions. These new regulations could be preempted by new federal legislation if enacted. However, we cannot predict with any degree of certainty the ultimate effect possible climate change and government laws and regulations related to climate change will have on our operations. While it is difficult to assess the timing and effect of climate change and pending legislation and regulation related to climate change on our business, we believe that climate change and government laws and regulations related to climate change may affect: (i) the cost of the equipment and services we purchase, (ii) our ability to continue to operate as we have in the past, including drilling, completion and operating methods, (iii) the timeliness of delivery of the materials and services we need and the cost of transportation paid by us and our vendors and other providers of services, (iv) insurance premiums, deductibles and the availability of coverage, (v) the cost of utility services, particularly electricity, in connection with the operation of our properties, and (vi) factors arising from new Clean Air Act greenhouse gas permitting and, or, possible greenhouse gas legislation, in addition to previously identified factors. These potential effects depend upon, but are not limited to, the following considerations: whether and to what extent legislation is enacted, the nature of the legislation (such as a cap and trade system or a tax on emissions); the greenhouse gas reductions required pursuant to either existing Clean Air Act regulatory requirements or new greenhouse gas legislation; the cost and availability of required offsets or emissions reductions; the amount and allocation of possible allowances; costs required to improve facilities and equipment to both monitor and reduce emissions in order to comply with regulatory limits or to mitigate the financial consequences of a greenhouse gas emission limitations; changes to profit or loss arising from increased or decreased demand for oil and gas we produce arising directly from legislation or regulation, and indirectly from changes in production costs. In addition, climate change may increase the likelihood of property damage and the disruption of our operations, especially in coastal states. As a result, our financial condition could be negatively impacted by significant climate change and related governmental regulation, and that impact could be material.

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

The listing of a species as either “threatened” or “endangered” under the federal Endangered Species Act could result in increased costs and new operating restrictions, loss of leasehold or delays on our operations, which could adversely affect our results of operations and financial condition.
The federal Endangered Species Act (“ESA”) and analogous state laws regulate a variety of activities that may have an adverse effect on species listed as threatened or endangered under the ESA or their habitats. The designation of previously unidentified endangered or threatened species in areas where we operate could cause us to incur additional costs or become subject to operating delays, restrictions or bans. Numerous species have been listed or proposed for protected status in areas in which we currently, or could in the future, undertake operations. For instance, the American Burying Beetle and the Lesser Prairie Chicken both have habitat in some areas where we operate. The U.S. Fish and Wildlife Service (“FWS”) identified the Lesser Prairie Chicken, which inhabits portions of Colorado, Kansas, Nebraska, New Mexico, Oklahoma and Texas, as candidate for listing in 1998 and has listed it as “threatened” in March 2014. The presence of these protected species in areas where we operate could impair our ability to timely complete or carry out those operations, lose leaseholds as we may not be permitted to timely commence drilling operations, cause us to incur increased costs arising from species protection measures, and, consequently, adversely affect our results of operations and financial position.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
See Item 1. Business and Properties. We also have various operating leases for rental of office space, office and field equipment, and vehicles. See our additional disclosures in “Liquidity and Capital Resources—Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as “Note 14 - Commitments and contingencies” in Item 8. Financial Statements and Supplementary Data . Such information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS
Naylor Farms, Inc., individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On June 7, 2011, Naylor Farms, Inc. (the “Plaintiff”), filed a complaint against us in the United States District Court for the Western District of Oklahoma, alleging claims on behalf of itself and non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging damages in excess of $5.0 million. The Plaintiff also requests allowable interest, punitive damages, cancellation of leases, other equitable relief, and an award of attorney fees and costs. We have denied liability on the claims and raised arguments and defenses that, if accepted by the Court, will result in no loss to us. The case was stayed on August 9, 2012 to allow the U.S. Court of Appeals for the Tenth Circuit to decide two unrelated cases that had issues similar to this case. The Tenth Circuit issued its opinions in those unrelated cases on July 9, 2013 and mandates were issued July 31, 2013. On or about October 1, 2013, the Court lifted the stay and entered a new scheduling order. The parties are conducting additional discovery and Plaintiff’s Motion for Class Certification is due August 10, 2014. Because a class has not been certified, we are not yet able to estimate a possible loss, or range of possible loss, if any.
Amanda Dodson, individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On May 10, 2013, Amanda Dodson (the “Plaintiff”), filed a complaint against us in the District Court of Mayes County, Oklahoma, alleging claims on behalf of herself and all non-governmental Oklahoma citizens who are royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Petition was not served until July 2, 2013. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging entitlement to actual damages in an unspecified amount. The Plaintiff also requests allowable interest, punitive damages, injunctive relief, an accounting, disgorgement damages, and an award of attorney fees and costs. We have denied liability on the claims and raised arguments and defenses that, if accepted by the Court, will result in no loss to us. At this time, a class has not been certified and discovery has yet to begin. As such, we are not yet able to estimate a possible loss, or range of possible loss, if any.
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
As of March 25, 2014, we had 1,425,705 shares of common stock outstanding held by 28 record holders.
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

ITEM 6. SELECTED FINANCIAL DATA
You should read the following historical financial data in connection with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The financial data as of and for each of the five years ended December 31, 2013 was derived from our audited financial statements. Our historical results are not necessarily indicative of results to be expected in future periods.

	Year ended December 31,
(in thousands)	2013	2012	2011	2010	2009
Operating results data:
Revenues
Commodity sales	$591,674	$509,503	$530,041	$408,561	$292,387
Gain (loss) from oil and natural gas hedging activities	37,134	46,746	(27,452)	(29,393)	19,403
Other revenues	—	—	4,070	4,127	2,864
Total revenues	628,808	556,249	506,659	383,295	314,654
Costs and expenses
Lease operating	139,771	130,960	121,420	106,127	94,070
Production tax	33,266	32,003	34,321	26,495	20,341
Depreciation, depletion and amortization	192,426	169,307	146,083	109,503	104,193
Loss on impairment of oil & natural gas properties	—	—	—	—	240,790
Loss on impairment of other assets	3,490	2,000	—	4,150	—
General and administrative	53,883	49,812	42,056	29,915	23,741
Litigation settlement	—	—	—	—	2,928
Other expenses	—	—	3,448	3,148	1,957
Total costs and expenses	422,836	384,082	347,328	279,338	488,020
Operating income (loss)	205,972	172,167	159,331	103,957	(173,366)
Non-operating income (expense)
Interest expense	(96,876)	(98,402)	(96,720)	(81,370)	(90,102)
Non-hedge derivative (losses) gains	(21,635)	49,685	34,408	38,595	11,169
Loss on extinguishment of debt	—	(21,714)	(20,592)	(2,241)	—
Financing costs, net of termination fee	—	—	—	(1,812)	(2,169)
Other income	1,075	504	1,545	387	13,921
Net non-operating expense	(117,436)	(69,927)	(81,359)	(46,441)	(67,181)
Income (loss) from continuing operations before income taxes	88,536	102,240	77,972	57,516	(240,547)
Income tax expense (benefit)	32,849	37,837	35,924	23,803	(89,777)
Income (loss) from continuing operations	55,687	64,403	42,048	33,713	(150,770)
Income from discontinued operations, net of related taxes	—	—	—	—	6,452
Net income (loss)	$55,687	$64,403	$42,048	$33,713	$(144,318)
Cash flow data:
Net cash provided by operating activities	$264,053	$192,000	$259,616	$167,702	$98,675
Net cash (used in) provided by investing activities	(515,122)	(423,246)	(324,998)	(264,172)	21,904
Net cash provided by (used in) financing activities	269,845	226,476	44,860	78,164	(99,274)

	As of December 31,
(in thousands)	2013	2012	2011	2010	2009
Financial position data:
Cash and cash equivalents	48,595	29,819	$34,589	$55,111	$73,417
Total assets	2,397,882	2,007,552	1,669,733	1,529,292	1,353,920
Total debt	1,562,862	1,293,402	1,034,573	962,087	1,177,007
Retained earnings (accumulated deficit)	72,873	17,186	(47,217)	(89,265)	(122,978)
Accumulated other comprehensive income, net of income taxes	—	23,223	51,846	34,974	17,618
Total stockholders’ equity (deficit)	497,264	462,857	424,013	363,557	(4,433)

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

Overview
Founded in 1988, we are an independent oil and natural gas exploration and production company headquartered in Oklahoma City, Oklahoma and are one of the largest oil producers in the state. In recent years, we have capitalized on our sustained success in our Mid-Continent area, expanding our holdings to become a leading player in both the liquids-rich Northern Oklahoma Mississippian and the oil-rich Panhandle Marmaton plays. In addition, we have a leadership position in CO2 EOR and are now the third largest CO2 EOR operator in the United States based on the number of active projects. This position is underscored by our activity in the North Burbank Unit in Osage County, Oklahoma, which is the single largest oil recovery unit in the state. As of December 31, 2013, we had estimated proved reserves of 158.5 MMBoe with a PV-10 value of approximately $2.3 billion. These estimated proved reserves included 46.1 MMBoe of active EOR reserves. Our reserves were 64% proved developed, 59% crude oil, and 10% natural gas liquids.
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
Generally, our producing properties have declining production rates. Our December 31, 2013 reserve estimates reflect that our production rate on current proved developed producing reserve properties will decline at annual rates of approximately 19%, 14%, and 11% for the next three years. To grow our production and cash flow, we must find, develop and acquire new oil and natural gas reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop and acquire oil and natural gas reserves.
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

The following are material events that have impacted our liquidity or results of operations, and/or are expected to impact these items in future periods:

•
Cabot Acquisition. In December 2013, we acquired additional oil and natural gas properties consisting of approximately 131,000 (66,000 net) acres in the Panhandle Marmaton play from Cabot Oil & Gas Corporation for approximately $153.9 million, net of purchase price adjustments and subject to post closing adjustments (the “Cabot Acquisition”). The Cabot Acquisition expanded our presence in the Panhandle Marmaton play, adding oil and natural gas reserves and production to our existing asset base in this area.

•
Amendment to senior secured revolving credit facility. In October 2013, our senior secured revolving credit facility was amended to, among other things, (a) increase our borrowing base from $500.0 million to $550.0 million, (b) automatically increase the borrowing base to $600.0 million upon the consummation of the Cabot Acquisition, (c) allow for the incurrence of $300.0 million of unsecured senior or subordinated debt meeting the definition of “Additional Permitted Debt” under the senior secured revolving credit facility, (d) permit entering into swap agreements on production from to-be-acquired properties, including the assets acquired in the Cabot Acquisition, in notional amounts up to 80% of anticipated proved developed producing production therefrom if otherwise meeting additional necessary requirements under our senior secured revolving credit facility, and (e) increase permitted other debt from $40.0 million to $50.0 million.

•
Capital expenditures. Our oil and natural gas property capital expenditure budget for 2014 is set at $625.0 million. During 2013, we continued to focus on drilling in our repeatable resource plays in the Mid-Continent area and increased our focus on the acquisition of prospect acreage and drilling opportunities in these plays. Our drilling expenditures in the Mid-Continent area for 2013 increased from $229.4 million in 2012 to $272.0 million in 2013, and we have allocated $386.3 million for drilling in 2014. Our expenditures for EOR decreased from $194.4 million in 2012 to $151.8 million in 2013, and we have budgeted $168.0 million for the development of our EOR assets in 2014.

•
Asset sales. During 2013, we divested certain oil and natural gas properties for proceeds of approximately $109.7 million, subject to post-closing adjustments. The properties included in the asset sales accounted for approximately 1% and 4% of our total production during 2013 and 2012, respectively. During the fourth quarter of 2013, our Board approved selling our remaining property outside of the Mid-Continent Area, including Ark-La-Tex, Permian Basin, Gulf Coast, and North Texas.

•
Stock-based compensation. In the first quarter of 2013, we amended and restated all outstanding Performance Vested awards under the 2010 Equity Incentive Plan awards to reflect that: (i) those shares which would vest if CCMP Capital Investors II (AV-2), L.P., CCMP Energy I LTD., and CCMP Capital Investors (Cayman) II, L.P. (collectively, “CCMP”) receive net cash proceeds from a Transaction (as defined in the restricted stock agreements) that yields a return of at least 400% per share were removed from the initial Performance Vested awards and an equal number of Time Vested shares were granted effective as of January 1, 2013; and (ii) the return on investment targets applicable to the remaining number of Performance Vested shares and to any new grants of Performance Vested shares were revised. These modifications resulted in incremental compensation cost of $4.3 million, which will be recognized over the five-year requisite service period using the accelerated method.

Results of operations
Overview
Total production has increased in each year from 2011 to 2013. Commodity sales and cash flow from operations increased from 2012 to 2013 after decreasing from 2011 to 2012. During 2013, revenue increased by 16% compared to 2012 primarily as a result of higher oil and natural gas prices combined with increased oil and natural gas production. This increase in 2013 from 2012 was offset by a $71.3 million decrease in our non-hedge derivative gains, which was primarily due to the significant volatility of oil and natural gas prices and changes in our outstanding derivatives contracts during these periods. Revenue in 2012 decreased by 4% compared to 2011 as a result of lower oil and natural gas prices, partially offset by increased oil and natural gas liquids production. As a result of these and other transactions discussed below, we had net income in 2013, 2012 and 2011 of $55.7 million, $64.4 million, and $42.0 million, respectively.

	Year ended December 31,
	2013	2012	2011
Production (MBoe)	9,742	9,118	8,655
Commodity sales (in thousands)	$591,674	$509,503	$530,041
Net income (in thousands)	$55,687	$64,403	$42,048
Cash flow from operations (in thousands)	$264,053	$192,000	$259,616
Revenues and production
The following table presents information about our commodity sales before the effects of commodity derivative settlements:

	Year ended		Percentage change	Year Ended December 31, 2011	Percentage change
	December 31,
	2013	2012
Commodity sales (in thousands)
Oil	$475,976	$414,545	14.8%	$394,556	5.1%
Natural gas	70,526	52,397	34.6%	88,240	(40.6)%
Natural gas liquids	45,172	42,561	6.1%	47,245	(9.9)%
Total	$591,674	$509,503	16.1%	$530,041	(3.9)%
Production
Oil (MBbls)	5,006	4,562	9.7%	4,271	6.8%
Natural gas (MMcf)	20,250	19,834	2.1%	21,642	(8.4)%
Natural gas liquids (MBbls)	1,361	1,250	8.9%	777	60.9%
MBoe	9,742	9,118	6.8%	8,655	5.3%
Average sales prices (excluding derivative settlements)
Oil per Bbl	$95.08	$90.87	4.6%	$92.38	(1.6)%
Natural gas per Mcf	$3.48	$2.64	31.8%	$4.08	(35.3)%
Natural gas liquids per Bbl	$33.19	$34.05	(2.5)%	$60.80	(44.0)%
Average sales price per Boe	$60.73	$55.88	8.7%	$61.24	(8.8)%
Commodity sales increased $82.2 million, or 16%, to $591.7 million during 2013 from 2012 due to a 9% increase in the average price per Boe combined with a 7% increase in sales volumes. Oil production for 2013 increased compared to 2012 primarily due to drilling and development activity in our NOMP and Panhandle Marmaton play, which together accounted for approximately 18% and 7% of our total oil production during 2013 and 2012, respectively. Natural gas production for 2013 increased compared to 2012 primarily due to our drilling and development activity in our NOMP, which accounted for approximately 19% and 6% of our total natural gas production during 2013 and 2012, respectively. Natural gas liquids production for 2013 increased compared to 2012 primarily due to increased drilling and development activity in our NOMP.

Commodity sales decreased $20.5 million, or 4%, to $509.5 million during 2012 from 2011 due to a 9% decrease in the average price per Boe offset in part by a 5% increase in sales volumes. Oil production for 2012 increased compared to 2011 primarily due to our drilling activity in our Cleveland Sand play and NOMP, which together accounted for approximately 15% and 9% of our total oil production during 2012 and 2011, respectively. Natural gas production for 2012 decreased compared to 2011 primarily due to the decline in production in our non-core properties, which accounted for approximately 34% and 38% of total natural gas production during 2012 and 2011, respectively. Natural gas liquids production for 2012 increased compared to 2011 primarily due to drilling activity in our NOMP, Cleveland Sand and Granite Wash plays.

The relative impact of changes in commodity prices and sales volumes on our commodity sales before the effects of hedging is shown in the following table:

	Year ended December 31,
	2013 vs. 2012		2012 vs. 2011
(dollars in thousands)	Sales change	Percentage change in sales	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$21,085	5.1%	$(6,894)	(1.7)%
Production	40,346	9.7%	26,883	6.8%
Total change in oil sales	$61,431	14.8%	$19,989	5.1%
Change in natural gas sales due to:
Prices	$17,030	32.5%	$(28,471)	(32.2)%
Production	1,099	2.1%	(7,372)	(8.4)%
Total change in natural gas sales	$18,129	34.6%	$(35,843)	(40.6)%
Change in natural gas liquids sales due to:
Prices	$(1,168)	(2.8)%	$(33,444)	(70.8)%
Production	3,779	8.9%	$28,760	60.9%
Total change in natural gas liquid sales	$2,611	6.1%	$(4,684)	(9.9)%
Production volumes by area were as follows (MBoe):

	Year ended		Percentage change	Year Ended December 31, 2011	Percentage change
	December 31,
	2013	2012
E&P Areas
Mississippian	1,441	546	163.9%	105	420.0%
Panhandle Marmaton	325	38	755.3%	—	—%
Woodford Shale	70	69	1.4%	56	23.2%
Legacy Production Areas	3,658	3,965	(7.7)%	3,711	6.8%
Total E&P Areas	5,494	4,618	19.0%	3,872	19.3%
EOR Project Areas
Active EOR Projects	1,526	1,369	11.5%	1,166	17.4%
Potential EOR Projects	1,094	1,193	(8.3)%	1,265	(5.7)%
Total EOR Project Areas	2,620	2,562	2.3%	2,431	5.4%
Non-Core Properties	1,628	1,938	(16.0)%	2,352	(17.6)%
Total	9,742	9,118	6.8%	8,655	5.3%
The increase in production in our E&P Areas is primarily due to our drilling and development activities in our NOMP and Panhandle Marmaton plays, slightly offset by decreased production in our Legacy Production Areas. The Mississippian and Panhandle Marmaton plays accounted for approximately 18%, 6%, and 1% of our total production during 2013, 2012, and 2011, respectively. The decrease in production in our Legacy Production Areas is primarily due to the natural decline in production as we invested our resources in the Mississippian and Panhandle Marmaton plays and active EOR projects during 2013.
Production in our EOR Project Areas increased primarily due to response from our CO2 injection activities in our Booker and Farnsworth Area Units.

The decrease in production in our Non-Core Properties is primarily due to normal depletion of the reservoirs and strategic divestitures within these areas. During the fourth quarter of 2013, our Board approved the sale of our remaining Non-Core Properties in the Permian Basin, Ark-La-Tex, Gulf Coast and North Texas areas.
Derivative activities
Our results of operations, financial condition and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties. To mitigate a portion of this exposure, we enter into commodity price swaps, costless collars, put options, and basis protection swaps. Certain commodity price swaps previously qualified and were designated as cash flow hedges.
Entering into derivative instruments allows us to predict with greater certainty the effective prices we will receive for associated oil and natural gas production. We enter into crude oil derivative contracts for a portion of our natural gas liquids production. We closely monitor the fair value of our derivative contracts and may elect to settle a contract prior to its scheduled maturity date in order to lock in a gain or loss. In conjunction with the anticipated sale of our Non-Core Properties in 2014, we may also early settle a portion of our derivative contracts in order to align our hedged volumes with anticipated production from proved reserves remaining after the sale. Our derivative activities are dynamic to allow us to respond to the volatile commodity markets.
Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements, excluding early derivative monetizations, on realized prices:

	Year ended December 31,
	2013	2012	2011
Oil (per Bbl): (1)
Before derivative settlements	$81.85	$78.65	$87.52
After derivative settlements	$83.32	$80.67	$76.11
Post-settlement to pre-settlement price	101.8%	102.6%	87.0%
Natural gas (per Mcf):
Before derivative settlements	$3.48	$2.64	$4.08
After derivative settlements	$3.97	$3.93	$5.65
Post-settlement to pre-settlement price	114.1%	148.9%	138.5%
________________
(1) Includes natural gas liquids.
The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

	As of December 31,
(in thousands)	2013	2012	2011
Derivative assets (liabilities):
Natural gas swaps	$(2,249)	$12,155	$30,124
Oil swaps	(2,695)	3,618	(5,912)
Oil collars	2,772	26,231	5,049
Oil enhanced swaps	776	—	—
Oil purchased puts(1)	74	—	—
Natural gas basis differential swaps	1,643	(1,599)	(1,268)
Net derivative asset	$321	$40,405	$27,993
___________

(1)	Includes premiums of $0.7 million paid during the second quarter of 2013. No additional premiums have been paid.

The effects of derivative activities on our results of operations and cash flows were as follows:

	Year ended December 31,
	2013		2012		2011
(in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)
Gain (loss) from oil hedging activities	$37,134	$—	$46,746	$—	$(27,452)	$—
Non-hedge derivative gains (losses):
Oil swaps, collars, and puts	$(29,586)	$9,330	$30,710	$11,761	$55,828	$(57,619)
Natural gas swaps and collars	(14,404)	10,340	(17,968)	27,184	(2,284)	42,068
Natural gas basis differential contracts	3,242	(557)	(331)	(1,671)	4,355	(7,940)
Non-hedge derivative (losses) gains	$(40,748)	$19,113	$12,411	$37,274	$57,899	$(23,491)
Total (losses) gains from derivative activities	$(3,614)	$19,113	$59,157	$37,274	$30,447	$(23,491)
Our gain (loss) from oil hedging activities of $37.1 million, $46.7 million, and $(27.5) million during 2013, 2012, and 2011, respectively, was associated with derivatives for which hedge accounting was previously discontinued. The fluctuation in non-hedge derivative (losses) gains from period to period is due primarily to the significant volatility of oil and natural gas prices and basis differentials and to changes in our outstanding derivative contracts during the periods. Total gains on derivative activities recognized in our statements of operations were $15.5 million, $96.4 million, and $7.0 million in 2013, 2012, and 2011, respectively.
Lease operating expenses

	Year ended December 31,		Percentage change	Year Ended December 31, 2011	Percentage change
	2013	2012
Lease operating expenses (in thousands)	$139,771	$130,960	6.7%	$121,420	7.9%
Lease operating expenses per Boe	$14.35	$14.36	(0.1)%	$14.03	2.4%
Lease operating costs are sensitive to changes in demand for field equipment, services, and qualified operational personnel, which is driven by demand for oil and natural gas. However, the timing of changes in operating costs may lag behind changes in commodity prices.
Our lease operating expenses increased by $8.8 million during 2013 compared to 2012, primarily due to the additional cost of oil field goods and services associated with new wells added during 2013, offset by decreased operating expenses due to the divestiture of certain non-core assets. Our lease operating expenses on a Boe basis, however, decreased slightly to $14.35 in 2013 from $14.36 in 2012. The slight decrease in lease operating costs per Boe is due to the 7% increase in production, which more than offset our higher lease operating expenses.
Our lease operating expenses during 2012 increased $9.5 million compared to 2011 primarily due to additional workovers and increased oilfield service costs associated with new wells added during 2012. On a per Boe basis, lease operating expense increased 2.4% to $14.36, reflecting the increased production levels in 2012. Workover and well work costs for operated properties increased to $29.9 million in 2012, as compared to $23.0 million in 2011, largely in our active EOR projects and Non-Core Properties.
Production taxes (which include ad valorem taxes)

	Year ended December 31,		Percentage change	Year Ended December 31, 2011	Percentage change
	2013	2012
Production taxes (in thousands)	$33,266	$32,003	3.9%	$34,321	(6.8)%
Production taxes per Boe	$3.41	$3.51	(2.8)%	$3.97	(11.6)%
Production taxes generally change in proportion to commodity sales. The 2013 increase in production taxes from 2012 was primarily due to the 16% increase in commodity sales, offset partially by lower tax rates on our horizontal wells and EOR tax credits. The 2012 decrease in production taxes from 2011 was primarily due to the 4% decrease in commodity sales.

Depreciation, depletion and amortization (“DD&A”) and losses on impairment

	Year ended December 31,		Percentage change	Year Ended December 31, 2011	Percentage change
	2013	2012
DD&A (in thousands):
Oil and natural gas properties	$179,734	$154,788	16.1%	$132,307	17.0%
Property and equipment	8,747	10,574	(17.3)%	10,146	4.2%
Accretion of asset retirement obligations	3,945	3,945	—%	3,630	8.7%
Total DD&A	$192,426	$169,307	13.7%	$146,083	15.9%
DD&A per Boe:
Oil and natural gas properties	$18.45	$16.98	8.7%	$15.29	11.1%
Property and equipment and accretion of asset retirement obligations	1.30	1.59	(18.2)%	1.59	—
Total DD&A per Boe	$19.75	$18.57	6.4%	$16.88	10.0%
We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and future costs, and thus our DD&A rate could change significantly in the future. DD&A on oil and natural gas properties increased $24.9 million from 2012 to 2013, of which $14.3 million was due to a higher rate per equivalent unit of production and $10.6 million was due to the increase in production. Our DD&A rate per equivalent unit of production increased $1.47 to $18.45 per Boe primarily due to higher cost reserve additions for development and acquisitions and higher estimated future development costs for proved undeveloped reserves.
DD&A on oil and natural gas properties increased $22.5 million from 2011 to 2012, of which $15.4 million was due to a higher rate per equivalent unit of production and $7.1 million was due to the increase in production. Our DD&A rate per equivalent unit of production increased $1.69 to $16.98 per Boe primarily due to higher estimated future development costs for proved undeveloped reserves and higher cost reserve additions.
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
Impairment of other assets. In 2013, we recognized $3.5 million of impairment losses on certain of our owned drilling rigs due to our expectation that these rigs may not sell at a price that will exceed their carrying values. These rigs were initially classified as held for sale in 2012 but were reclassified to property and equipment at the end of 2013. An initial impairment loss of $1.5 million was recognized on these rigs in 2012. Also in 2012, we recognized $0.5 million of additional impairment losses primarily related to drill pipe.
General and administrative expenses (“G&A”)

	Year ended December 31,		Percentage change	Year Ended December 31, 2011	Percentage change
(dollars in thousands, excluding per Boe amounts)	2013	2012
Gross G&A expenses	$73,318	$67,176	9.1%	$58,745	14.4%
Capitalized exploration and development costs	(19,435)	(17,364)	11.9%	(16,689)	4.0%
Net G&A expenses	$53,883	$49,812	8.2%	$42,056	18.4%
Average G&A cost per Boe	$5.53	$5.46	1.3%	$4.86	12.3%
Full-time office employees as of December 31	354	353	0.3%	337	4.7%
G&A expenses in 2013 increased $4.1 million from 2012, primarily due to compensation and benefit cost increases related to the competitive nature of our market and our growing operations, offset partially by decreased professional services costs related to certain projects and initiatives that phased out by the end of 2012. Stock-based compensation expense included in G&A for 2013 was $5.4 million. Our G&A expenses on a Boe basis increased slightly for 2013 compared to 2012 due primarily to these same factors, offset significantly by the increase in overall production volumes between periods.

G&A expenses in 2012 increased $7.8 million from 2011, primarily due to compensation and benefit cost increases related to the competitive nature of our market and our growing operations. Expenses for non-recurring professional services for certain projects and initiatives increased approximately $2.2 million compared to 2011. Stock-based compensation expense included in G&A for 2012 was $3.1 million. Our G&A expenses on a Boe basis increased for 2012 compared to 2011 due primarily to these same factors, offset partially by the increase in overall production volumes between periods.
Other income and expenses
Interest expense. The following table presents interest expense for the periods indicated:

	Year ended December 31,
(in thousands)	2013	2012	2011
8.5% Senior Notes due 2015	$—	$—	$4,587
8.875% Senior Notes due 2017	—	10,420	29,756
9.875% Senior Notes due 2020	30,660	31,115	30,211
8.25% Senior Notes due 2021	33,630	33,579	28,781
7.625% Senior Notes due 2022	42,081	21,420	—
Senior secured revolving credit facility	1,646	1,193	156
Bank fees and other interest	4,854	5,112	5,608
Capitalized interest	(15,995)	(4,437)	(2,379)
Total interest expense	$96,876	$98,402	$96,720
Average long-term borrowings	$1,370,790	$1,166,349	$1,036,541
Total interest expense decreased in 2013 by $1.5 million, or 2%, compared to 2012 as our increased levels of borrowing were offset by higher capitalized interest, primarily associated with the construction of CO2 delivery pipelines and facilities. With construction of these CO2 delivery pipelines and facilities complete in 2013 and the addition of related CO2 reserves to the full cost pool, this level of capitalized interest is not expected to continue in 2014. Total interest expense increased in 2012 by $1.7 million, or 2%, compared to 2011 primarily due to increased levels of borrowing, partially offset by a lower weighted-average interest rate.
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

Income taxes

	Year ended December 31,
(dollars in thousands)	2013	2012	2011
Current income tax expense	$1,115	$118	$179
Deferred income tax expense	31,734	37,719	35,745
Total income tax expense	$32,849	$37,837	$35,924
Effective tax rate	37.1%	37.0%	46.1%
Total net deferred tax liability	$(53,595)	$(35,773)	$(16,178)
Our federal net operating loss carryforwards were approximately $357.0 million as of December 31, 2013, which will expire between 2027 and 2033 if unused. As of December 31, 2013, our state net operating loss carryforwards were approximately $335.0 million, which will expire between 2014 and 2031 if unused. As of December 31, 2013, approximately $262.0 million of the state net operating loss carryforwards have been reduced by a valuation allowance based on our assessment that it is more likely than not that a portion will not be realized. The decrease in our valuation allowance on our deferred tax assets of $1.5 million during 2013 relates to utilization of our estimated state net operating loss carryforwards on the 2012 tax return and to adjustments to our expected realization of such carryforwards.
Realization of our deferred tax assets is dependent upon generating sufficient future taxable income. Although realization is not assured, we believe it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

Liquidity and capital resources
Historically, our primary sources of liquidity have been cash generated from our operations, debt, private equity sales, and proceeds from asset sales.
Our debt includes senior notes, which, as of December 31, 2013, is comprised of our 9.875% senior notes due 2020, our 8.25% senior notes due 2021, and our 7.625% senior notes due 2022 (collectively, our “Senior Notes”), in an aggregate principal amount of $1,250 million.
We maintain a senior secured revolving credit facility, which has a borrowing base of $600.0 million, that is collateralized by a substantial portion of our oil and natural gas properties, and, as amended, is scheduled to mature on November 1, 2017. We pledge our producing oil and natural gas properties to secure our senior secured revolving credit facility. The banks establish a borrowing base by making an estimate of the collateral value of our oil and natural gas properties. We have the capacity to utilize the available funds to supplement our operating cash flows as a financing source for our capital expenditures. If oil and natural gas prices decrease from the amounts used in estimating the collateral value of our oil and natural gas properties, the borrowing base may be reduced, thus reducing funds available under the borrowing base. We mitigate a potential reduction in our borrowing base caused by a decrease in oil and natural gas prices through the use of commodity derivatives.
Sources and uses of cash
Our net increase (decrease) in cash is summarized as follows:

	Year ended December 31,
(in thousands)	2013	2012	2011
Cash flows provided by operating activities	264,053	192,000	259,616
Cash flows used in investing activities	(515,122)	(423,246)	(324,998)
Cash flows provided by financing activities	269,845	226,476	44,860
Net increase (decrease) in cash during the period	$18,776	$(4,770)	$(20,522)
Our operating cash flow is primarily influenced by the prices we receive for our oil, natural gas and NGL production and the quantity we produce. Our cash flows from operating activities are also impacted by changes in working capital.
Cash flows from operating activities were higher in 2013 than they were in 2012 primarily due to the 16% increase in commodity sales resulting from an increase in production combined with an increase in the average price per Boe. Increased cash flows from commodity sales were partially offset by higher lease operating and general and administrative expenses. Cash flows provided by operating activities decreased in 2012 compared to 2011 primarily due to a decrease in commodity sales driven by lower prices, increased expenses and interest payments and changes in working capital. Primarily as a result of the above activity, cash flows from operating activities increased by 38% in 2013 from 2012 and decreased by 26% in 2012 from 2011.
We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. For the years ended December 31, 2013, 2012, and 2011, cash flows provided by operating activities were approximately 41%, 38%, and 76%, respectively, of cash used for the acquisition and development of our property. Our capital expenditures for oil and natural gas properties during 2013 are detailed in the next section. During 2013, cash flows used in investing activities included proceeds of $109.7 million from oil and natural gas property dispositions, including approximately $61.4 million from the sale of certain non-strategic properties located in Creek, Love, and Carter counties, Oklahoma, and $17.8 million from the sale of certain non-strategic properties located in Texas County, Oklahoma. During 2012, cash flows used in investing activities included proceeds of $46.0 million from property dispositions, including approximately $37.0 million from the sale of certain mature oil and natural gas properties located in our Velma Area in southern Oklahoma. During 2011, cash flows used in investing activities included proceeds of $33.1 million from the sale of certain non-strategic oil and natural gas properties located in our Rocky Mountains area, and proceeds of $4.4 million from the sale of the remaining assets of Green Country Supply, Inc., a wholly owned subsidiary.
We received (paid) net derivative settlements totaling $19.1 million, $37.3 million, and $(23.5) million during 2013, 2012, and 2011, respectively. Primarily as a result of our capital investments, asset dispositions and derivative settlements, cash flows used in investing activities were $515.1 million, $423.2 million, and $325.0 million during 2013, 2012, and 2011, respectively.
Net cash provided by financing activities was $269.8 million, $226.5 million, and $44.9 million, during 2013, 2012, and 2011, respectively. In 2013, we had proceeds from and repayments of debt of $297.8 million and $52.1 million, respectively, most of which were attributable to our senior secured revolving credit facility. A portion of the borrowings from our senior secured revolving credit facility in 2013 were utilized to finance the Cabot Acquisition. We also entered into $24.5 million of capital leases during the year from the sale and subsequent leaseback of existing compressors owned by us.

In 2012, we issued $550.0 million aggregate principal amount of 7.625% senior notes maturing on November 15, 2022 for proceeds of $556.8 million while utilizing a portion of those proceeds to redeem $325.0 million of our 8.875% senior notes and for repayment of borrowings from our senior secured credit facility. Primarily in connection with these transactions, we paid $30.3 million in debt issuance and extinguishment costs and other financing fees. The issuance and retirement of our Senior Notes is described further in “Note 5—Long term debt” in Item 8. Financial Statements and Supplementary Data of this report. During 2012, we also had proceeds from and repayments of debt of $208.6 million and $183.5 million, respectively, most of which were attributable to our senior secured revolving credit facility.
In 2011, we issued $400.0 million aggregate principal amount of 8.25% senior notes maturing on September 1, 2021 for proceeds of $400.0 million while utilizing a portion of those proceeds to repay $325.0 million of our 8.5% senior notes. Primarily in connection with these transactions, we paid $27.0 million in debt issuance and extinguishment costs and other financing fees. During 2011, we also had proceeds from and repayments of debt of $21.7 million and $24.8 million, respectively, most of which were attributable to our senior secured revolving credit facility.
Capital expenditures
Our oil and natural gas property capital expenditure budget for 2013 was expanded during the third quarter of 2013 from $401.0 million to $498.0 million to allow us to take advantage of additional leasehold acquisition and drilling opportunities in our repeatable resource plays. The expanded budget was funded through net cash provided by operations, borrowings under our senior secured revolving credit facility, and sales of non-strategic properties.
Our actual costs incurred, including costs that we have accrued, for 2013 and our budgeted 2014 capital expenditures for oil and natural gas properties are summarized in the following table:

	2013 Capital Expenditures
(in thousands)	E&P Areas	EOR Project Areas	Non-Core Properties	Total	Budgeted 2014 capital expenditures (1)(2)
Acquisitions(3)	$213,432	$650	$1,688	$215,770	$49,000
Drilling	271,954	15,416	10,291	297,661	434,000
Enhancements	12,695	43,674	7,887	64,256	71,000
Pipeline and field infrastructure	—	77,497	—	77,497	39,000
CO2 purchases	—	14,532	—	14,532	32,000
Total	$498,081	$151,769	$19,866	$669,716	$625,000

 ________________

(1)
Includes $168 million allocated to our EOR project areas as follows: drilling of $49 million, enhancements of $55 million, pipeline and field infrastructure of $32 million, and CO2 purchases of $32 million.

(2)	Budget categories presented include allocations of capitalized interest and general and administrative expenses.

(3)	Includes $154 million in 2013 related to the Cabot Acquisition, which was a strategic acquisition in the fourth quarter that was not included in the expanded budget.
In addition to the capital expenditures for oil and natural gas properties, we spent approximately $11.2 million for property and equipment during 2013.
Our actual costs incurred for 2013 and our budgeted capital expenditures for oil and natural gas properties for 2014 are summarized by area in the following table:

(in thousands)	Actual 2013 capital expenditures	Percent of total	Budgeted 2014 capital expenditures	Percent of total
E&P Areas	$498,081	74%	$452,000	72%
Enhanced Oil Recovery Project Areas	151,769	23%	168,000	27%
Non-Core Properties	19,866	3%	5,000	1%
Total	$669,716	100%	$625,000	100%
During 2013, we increased focus on the development of our E&P Area assets, which is consistent with our strategy of driving growth through development of our core operations located in the Mid-Continent region. Our oil and natural gas property capital expenditure budget for 2014 is set at $625.0 million, of which $452.0 million, or 72%, is allocated to our E&P Area assets.

We continually evaluate our capital needs and compare them to our capital resources. Our actual expenditures during 2014 may be higher or lower than our budgeted amounts. Our level of exploration and development expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows and development results, among other factors.
Indebtedness
Long term debt consists of the following as of the dates indicated:

	December 31,
(in thousands)	2013	2012
9.875% Senior Notes due 2020, net of discount of $5,444 and $5,969, respectively	$294,556	$294,031
8.25% Senior Notes due 2021	400,000	400,000
7.625 % Senior Notes due 2022, including premium of $5,719 and $6,631, respectively	555,719	556,631
Senior secured revolving credit facility	272,000	25,000
Real estate mortgage notes	11,202	12,596
Installment notes	5,235	5,144
Capital lease obligations	24,150	—
	$1,562,862	$1,293,402

Please see “Note 5—Long term debt” in Item 8. Financial Statements and Supplementary Data of this report for a discussion of the material terms governing our Senior Notes and senior secured revolving credit facility. For information on the future maturities of our long term debt, see the table below under “Contractual obligations.”
Senior secured revolving credit facility
We maintain a senior secured revolving credit facility, which is collateralized by our oil and natural gas properties, and matures on November 1, 2017. As of March 25, 2014, we have $319.0 million of outstanding borrowings under our senior secured revolving credit facility.
Availability under our senior secured revolving credit facility is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. Effective December 18, 2013, our borrowing base was increased to $600.0 million. The banks establish a borrowing base by making an estimate of the collateral value of our oil and natural gas properties. If oil and natural gas prices decrease from the amounts used in estimating the collateral value of our oil and natural gas properties, the borrowing base may be reduced, thus reducing funds available under the borrowing base.
If the outstanding borrowings under our senior secured revolving credit facility were to exceed the borrowing base as a result of a redetermination, we would be required to eliminate this excess. Within ten days after receiving notice of the new borrowing base, we would be required to make an election: (1) to repay a portion of our bank borrowings in the amount of the excess either in a lump sum within thirty days or in equal monthly installments over a six-month period, (2) to submit within thirty days additional oil and natural gas properties we own for consideration in connection with the determination of the borrowing base sufficient to eliminate the excess or (3) to eliminate the excess through a combination of repayments and the submission of additional oil and natural gas properties within thirty days.
During 2013, we entered into various amendments to our senior secured revolving credit facility. The Eleventh Amendment, effective April 17, 2013, reaffirmed our borrowing base at $500.0 million. The Twelfth Amendment, effective May 6, 2013, amended our Asset Sale Covenant to permit the sale of certain non-strategic oil and natural gas properties. The Thirteenth Amendment, effective October 29, 2013, amended our senior secured revolving credit facility to (a) increase our borrowing base from $500.0 million to $550.0 million, (b) automatically increase the borrowing base to $600.0 million upon the consummation of the Cabot Acquisition, (c) allow for the incurrence of $300.0 million of unsecured senior or subordinated debt meeting the definition of “Additional Permitted Debt” under our senior secured revolving credit facility, (d) permit entering into swap agreements on production from to-be-acquired properties, including the assets to be acquired in the Cabot Acquisition, in notional amounts up to 80% of anticipated proved developed producing production therefrom if otherwise meeting additional necessary requirements under our senior secured revolving credit facility, and (e) increase permitted other debt from $40.0 million to $50.0 million.

Our senior secured revolving credit facility requires us to maintain a current ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our senior secured revolving credit facility, we consider the current ratio calculated under our senior secured revolving credit facility to be a useful measure of our liquidity because it includes the funds available to us under our senior secured revolving credit facility and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At December 31, 2013 and 2012, our current ratio as computed using GAAP was 0.80 and 0.84, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 2.35 and 3.74, respectively. The following table reconciles our current assets and current liabilities using GAAP to the same items for purposes of calculating the current ratio for our loan compliance:

	December 31,
(in thousands)	2013	2012
Current assets per GAAP	$176,657	$163,617
Plus—Availability under senior secured revolving credit facility	327,080	474,080
Less—Short-term derivative instruments	(2,152)	(42,516)
Less—Deferred tax asset on derivative instruments and asset retirement obligations	(2,908)	—
Current assets as adjusted	$498,677	$595,181
Current liabilities per GAAP	$221,988	$194,590
Less—Short term derivative instruments	(8,234)	(436)
Less—Short-term asset retirement obligations	(1,874)	(2,900)
Less—Deferred tax liability on derivative instruments and asset retirement obligations	—	(32,051)
Current liabilities as adjusted	$211,880	$159,203
Current ratio for loan compliance	2.35	3.74
Our senior secured revolving credit facility, as amended, requires us to maintain a Consolidated Net Debt to Consolidated EBITDAX ratio, as defined in our senior secured revolving credit facility, of not greater than 4.50 to 1.0 for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarter. As of December 31, 2013, our availability under the borrowing base was limited to $327.1 million.
Capital leases
During 2013, we entered into lease financing agreements with U.S. Bank National Association for $24.5 million through the sale and subsequent leaseback of existing compressors owned by us. The lease financing obligations are for 84-month terms and include the option to purchase the equipment for a specified price at 72 months as well as an option to purchase the equipment at the end of the lease term for its then-current fair market value. Lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.8%. Minimum lease payments are $3.2 million annually.
Alternative capital resources
We have historically used cash flow from operations, debt financing, and private issuances of common stock as our primary sources of capital. Recent sales of our non-core oil and natural gas properties as well as the planned sale of such properties in the Permian Basin, Ark-La-Tex, Gulf Coast and North Texas areas are also an additional source of liquidity. In the future we may use other sources including asset sales, additional public or private issuances of common or preferred stock, or project financing. While we believe we would be able to obtain funds through one or more of these alternative sources, if needed, we cannot provide assurance that these resources would be available on terms acceptable to us.

Contractual obligations
The following table summarizes our contractual obligations and commitments as of December 31, 2013:

(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt:
Senior Notes, including estimated interest	$104,563	$209,125	$209,125	$1,552,235	$2,075,048
Senior secured revolving credit facility, including estimated interest and commitment fees	6,559	13,132	277,475	—	297,166
Other long-term notes, including estimated interest	3,790	4,903	2,273	10,974	21,940
Capital lease obligations, including estimated interest	3,181	6,362	6,362	12,028	27,933
Abandonment obligations	1,874	3,748	3,748	45,809	55,179
Derivative obligations	8,234	—	—	—	8,234
CO2 purchase obligations	2,506	3,841	3,297	10,186	19,830
Operating lease obligations	231	437	287	—	955
Other commitments	22,078	—	—	—	22,078
Total	$153,016	$241,548	$502,567	$1,631,232	$2,528,363

We have a long-term contract with renewal options to purchase CO2 manufactured at the Arkalon ethanol plant near Liberal, Kansas. Pricing is fixed for the contract term which expires in May 2024. As of December 31, 2013, we were purchasing approximately 14 MMcf/d of CO2 under this contract, and we expect to purchase an average of approximately 13 MMcf/d over the remainder of the contract term. Purchases under this contract were $1.3 million, $1.1 million, and $0.5 million during 2013, 2012, and 2011, respectively.
We have rights under three additional contracts with fertilizer plants under which we purchase CO2 that is restricted, in whole or in part, for use only in EOR projects. The fertilizer plants retain the right to install additional equipment and use some of the CO2 to make certain fertilizer products, which could reduce the CO2 available to us. The first of these contracts,with the plant in Enid, Oklahoma, is scheduled to expire in 2016 and we expect to purchase 2 MMcf/d of CO2 through 2015, subject to availability. During 2013, we purchased approximately three MMcf/d of CO2 under this contract. Total purchases, which include transportation charges, during 2013, 2012, and 2011 were $0.6 million, $1.2 million, and $3.1 million, respectively. We may terminate or permanently reduce our purchase rate under this contract at the end of any calendar year with 13 months’ notice. The second contract, with the plant in Borger, Texas, expires in February 2021 but provides the option for renewal. As of December 31, 2013, we were purchasing an average of approximately 15 MMcf/d and expect our purchases to continue at that level for 2014 and 2015 then decrease to 11 MMcf/d for the remaining contract term. Purchases under this contract were $1.3 million, $1.5 million, and $1.5 million during 2013, 2012, and 2011, respectively. Pricing under both of these contracts is dependent on certain variable factors, including the price of oil. Our third contract, with the plant in Coffeyville, Kansas, expires in 2033 but provides the option for renewal. Pricing under the contract is fixed for the first five contract years and variable thereafter. We are obligated to purchase an average of approximately 24 MMcf/d the first year of the contract and 35 MMcf/d for the remaining contract years or pay for any deficiencies at the price in effect when the minimum delivery was to have occurred. After the first ten contract years, we may permanently reduce up to 100% of our purchase rate under this contract with six months’ notice. As of December 31, 2013, we were purchasing 41 MMcf/d and expect our purchases to average approximately 42 MMcf/d over the remainder of the contract term. Purchases under this contract commenced in June 2013 and totaled $0.6 million during 2013.
We rent equipment used on our oil and natural gas properties and have operating lease agreements for office equipment. Rent expense for the years ended December 31, 2013, 2012, and 2011 was $9.0 million, $8.1 million, and $6.7 million, respectively. Our leases relating to office equipment have terms of up to five years. As of December 31, 2013, total remaining payments associated with these operating leases were $1.0 million. We entered into two short-term interim agreements in 2013 for three compressors under construction. Completion and acceptance is expected to occur in 2014, at which time we will finalize operating lease terms.
Other commitments that are not currently recorded on our consolidated balance sheets relate to contracts in place as of December 31, 2013, primarily for the purchase of pipe and other equipment relating to our CO2 projects, drilling rig services, and other assets. These purchases are generally expected to be finalized within the next several months and are included in our capital expenditures budget for 2014. We generally have the ability to terminate the contracts for purchase of equipment and other assets, in which case our liability would be limited to the cost incurred by the vendor up to that point. Because we do not currently anticipate canceling these contracts, the estimated payments under these contracts have been included in “Other commitments” above.

Critical accounting policies
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and other sources that we believe are reasonable at the time. Actual results may differ from the estimates and assumptions we used in preparation of our financial statements. We evaluate our estimates and assumptions on a regular basis. Described below are the most significant policies and the related estimates and assumptions we apply in the preparation of our financial statements. See “Note 1—Nature of operations and summary of significant accounting policies” in Item 8. Financial Statements and Supplementary Data in this report for an additional discussion of accounting policies and estimates made by management.
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
Derivative instruments. We determine the fair value of our crude oil, natural gas, and basis swaps by reference to forward pricing curves for oil and natural gas futures contracts. The difference between the forward price curve and the contractual fixed price is discounted to the measurement date using a credit risk adjusted discount rate. We have determined that the fair value methodology described above for the remainder of our swaps is consistent with observable market inputs and have categorized them as Level 2. We determine fair value for our crude oil collars, enhanced swaps, and purchased puts using an option pricing model which takes into account market volatility, market prices, contract parameters, and credit risk. Due to unavailability of observable volatility data input for these instruments, we have determined that their fair value measurements are categorized as Level 3. Derivative instruments are discounted using a rate that incorporates our nonperformance risk for derivative liabilities, and our counterparties’ credit risk for derivative assets. Our derivative contracts have been executed with the institutions that are parties to our revolving credit facility. We believe the credit risks associated with all of these institutions are acceptable.
Since we have elected to not designate any of our derivative contracts as hedges since 2010, we mark our contracts to their period end market values and the change in the fair value of the contracts is included in the “Non-hedge derivative gains (losses)” line in our consolidated statements of operations. As a result, our reported earnings could include large non-cash fluctuations, particularly in volatile pricing environments.
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

Our proved reserve information included in this report is based on estimates prepared by Cawley, Gillespie & Associates, Inc. and Ryder Scott Company, L.P. each independent petroleum engineers, and our engineering staff. The independent petroleum engineers evaluated approximately 86% of the estimated future net revenues of our proved reserves discounted at 10% as of December 31, 2013. We continually make revisions to reserve estimates throughout the year as additional information becomes available.

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

•
Full cost ceiling limitation. Under the full cost method, the net capitalized costs of oil and natural gas properties recorded on our consolidated balance sheets cannot exceed the estimated future net revenues discounted at 10% plus the cost of unproved properties not being amortized. The ceiling calculation requires that prices and costs used to determine the estimated future net revenues exclude escalations based upon future conditions. If oil and natural gas prices decline or if we have downward revisions to our estimated reserve quantities, it is possible that write-downs of our oil and natural gas properties could occur in the future.

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

Recent accounting pronouncements
In July 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding how health insurers should recognize and classify in their income statements the fees mandated by the Health Care and Education Reconciliation Act (“HCERA”). The HCERA imposes an annual fee upon health insurers for each calendar year beginning on or after January 1, 2014. The annual fee will be allocated to individual entities providing health insurance to employees based on a ratio, as provided for in the HCERA, and is not tax deductible. This guidance specifies that once the entity has provided qualifying health insurance in the calendar year in which the fee is payable, the liability for the entity’s fee should be estimated and recorded in full with a corresponding deferred cost that is amortized to expense on a straight line basis, unless another method better allocates the fee over the calendar year that it is payable. This guidance is effective for calendar years beginning after December 15, 2013, once the fee is instituted. We have assessed the impact that this fee and the adoption of the related authoritative guidance will have on our consolidated financial statements and determined the impact to be immaterial.
In December 2011, the FASB issued authoritative guidance requiring entities to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The guidance is effective for interim and annual periods beginning on or after January 1, 2013. We adopted the requirements with the preparation of our Form 10-Q for the quarter ending March 31, 2013, which required additional footnote disclosures for our derivative instruments but did not have a material effect on our consolidated financial statements.
In February 2013, the FASB issued authoritative guidance that requires disclosures of the amounts reclassified out of AOCI by component, including the respective line items of net income if the amount is required to be reclassified to net income in its entirety in the same reporting period. This additional guidance was effective and adopted by us in the first quarter of 2013. As our entire balance in AOCI consists of deferred hedge gains, implementation of the guidance had no significant impact on our financial statement presentation and disclosures.
See recently adopted and issued accounting standards in “Note 1—Nature of operations and summary of significant accounting policies” in Item 8. Financial Statements and Supplementary Data of this report.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our senior secured revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration, and development activities. Based on our production for the year ended December 31, 2013, our gross revenues from commodity sales would change approximately $5.0 million for each $1.00 change in oil prices and $2.0 million for each $0.10 change in natural gas prices.
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
Derivative positions are adjusted in response to changes in prices and market conditions as part of an ongoing dynamic process. We review our derivative positions continuously and if future market conditions change, we may execute a cash settlement with our counterparty, restructure the position, or enter into a new swap that effectively reverses the current position (a counter-swap). In conjunction with the anticipated sale of our Non-Core Properties in 2014, we may also early settle a portion of our derivative contracts in order to align our hedged volumes with anticipated production from remaining proved reserves.The factors we consider in closing or restructuring a position before the settlement date are identical to those we reviewed when deciding to enter into the original derivative position.

Our outstanding oil derivative instruments as of December 31, 2013, are summarized below:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Sold puts	Purchased puts	Sold calls

January - March 2014
Swaps	380	$95.35	$—	$—	$—
Three-way collars	600	$—	$75.50	$93.25	$101.94
Enhanced swaps	210	$99.76	$80.00	$—	$—
Put spread enhanced swaps	408	$93.31	$80.00	$60.00	$—
Purchased puts	210	$—	$—	$60.00	$—
April - June 2014
Swaps	212	$93.01	$—	$—	$—
Three-way collars	600	$—	$75.50	$93.25	$101.94
Enhanced swaps	210	$98.94	$80.00	$—	$—
Put spread enhanced swaps	657	$93.70	$80.00	$60.00	$—
Purchased puts	210	$—	$—	$60.00	$—
July - September 2014
Swaps	208	$91.93	$—	$—	$—
Three-way collars	600	$—	$75.50	$93.25	$101.94
Enhanced swaps	210	$98.20	$80.00	$—	$—
Put spread enhanced swaps	670	$93.99	$80.00	$60.00	$—
Purchased puts	210	$—	$—	$60.00	$—
October - December 2014
Swaps	161	$91.83	$—	$—	$—
Three-way collars	600	$—	$75.50	$93.25	$101.94
Enhanced swaps	210	$97.58	$80.00	$—	$—
Put spread enhanced swaps	745	$93.87	$80.00	$60.00	$—
Purchased puts	210	$—	$—	$60.00	$—
January - March 2015
Enhanced swaps	1,535	$93.27	$80.00	$—	$—
April - June 2015
Enhanced swaps	1,583	$93.29	$80.00	$—	$—
July - September 2015
Enhanced swaps	1,230	$92.95	$80.00	$—	$—
October - December 2015
Enhanced swaps	1,230	$92.95	$80.00	$—	$—

Our outstanding natural gas derivative instruments as of December 31, 2013, are summarized below:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu

January - March 2014
Natural gas swaps	5,460	$4.07
Natural gas basis protection swaps	5,430	$0.24
April - June 2014
Natural gas swaps	5,360	$3.95
Natural gas basis protection swaps	5,680	$0.24
July - September 2014
Natural gas swaps	5,190	$3.98
Natural gas basis protection swaps	5,240	$0.24
October - December 2014
Natural gas swaps	5,090	$4.11
Natural gas basis protection swaps	5,200	$0.24
January - March 2015
Natural gas swaps	4,200	$4.29
Natural gas basis protection swaps	600	$0.18
April - June 2015
Natural gas swaps	4,200	$4.13
Natural gas basis protection swaps	600	$0.18
July - September 2015
Natural gas swaps	4,200	$4.17
Natural gas basis protection swaps	600	$0.18
October - December 2015
Natural gas swaps	4,200	$4.27
Natural gas basis protection swaps	600	$0.18

Subsequent to December 31, 2013, we entered into the following derivative instruments:

	Crude oil enhanced swap			Natural gas swaps

	Volume MBbls	Sold put	Swap	Volume BBtu	Weighted average fixed price to be received
1Q 2015	—	—	—	1,070	4.52
2Q 2015	—	—	—	540	4.03
3Q 2015	240	80.00	90.47	1,720	4.05
4Q 2015	240	80.00	90.47	2,040	4.13
	480			5,370
Interest rates. All of the outstanding borrowings under our senior secured revolving facility as of December 31, 2013 are subject to market rates of interest as determined from time to time by the banks. We may designate borrowings under our senior secured revolving credit facility as either ABR loans or Eurodollar loans. ABR loans bear interest at a fluctuating rate that is linked to the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in the senior secured revolving credit facility, plus 1/2 of 1%, or (3) the Adjusted LIBO rate, as defined in our senior secured revolving credit facility, plus 1%. Eurodollar loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $600.0 million, equal to our borrowing base at December 31, 2013, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $6.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of independent registered public accounting firm
Board of Directors
Chaparral Energy, Inc.
We have audited the accompanying consolidated balance sheets of Chaparral Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chaparral Energy, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/S/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 31, 2014

Chaparral Energy, Inc. and subsidiaries
Consolidated balance sheets

	December 31,
(dollars in thousands, except per share data)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$48,595	$29,819
Accounts receivable, net	96,515	77,307
Inventories, net	16,137	10,510
Prepaid expenses	3,998	3,465
Derivative instruments	2,152	42,516
Deferred income taxes	9,260	—
Total current assets	176,657	163,617
Property and equipment—at cost, net	69,426	71,290
Oil and natural gas properties, using the full cost method:
Proved	3,258,661	2,860,611
Unevaluated (excluded from the amortization base)	321,477	162,921
Accumulated depreciation, depletion, amortization and impairment	(1,470,090)	(1,290,356)
Total oil and natural gas properties	2,110,048	1,733,176
Derivative instruments	6,403	517
Other assets	35,348	38,952
	$2,397,882	$2,007,552

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries Consolidated balance sheets—continued

	December 31,
(dollars in thousands, except per share data)	2013	2012
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$134,811	$101,598
Accrued payroll and benefits payable	24,246	19,655
Accrued interest payable	24,225	24,131
Revenue distribution payable	25,138	18,152
Current maturities of long-term debt and capital leases	5,334	3,746
Derivative instruments	8,234	436
Deferred income taxes	—	26,872
Total current liabilities	221,988	194,590
Long-term debt and capital leases, less current maturities	1,557,528	1,289,656
Derivative instruments	—	2,192
Stock-based compensation	4,942	3,042
Asset retirement obligations	53,305	46,314
Deferred income taxes	62,855	8,901
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $0.01 par value, 10,000,000 shares authorized and 70,117 and 67,991 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Class B Common stock, $0.01 par value, 10,000,000 shares authorized and 357,882 shares issued and outstanding	4	4
Class C Common stock, $0.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding	2	2
Class D Common stock, $0.01 par value, 10,000,000 shares authorized and 279,999 shares issued and outstanding	3	3
Class E Common stock, $0.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding	5	5
Class F Common stock, $0.01 par value, 1 share authorized, issued, and outstanding	—	—
Class G Common stock, $0.01 par value, 3 shares authorized, issued, and outstanding	—	—
Additional paid in capital	424,377	422,434
Retained earnings	72,873	17,186
Accumulated other comprehensive income, net of taxes	—	23,223
	497,264	462,857
	$2,397,882	$2,007,552
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of operations

	Year ended December 31,
(in thousands)	2013	2012	2011
Revenues:
Commodity sales	$591,674	$509,503	$530,041
Gain (loss) from oil hedging activities	37,134	46,746	(27,452)
Other revenues	—	—	4,070
Total revenues	628,808	556,249	506,659
Costs and expenses:
Lease operating	139,771	130,960	121,420
Production taxes	33,266	32,003	34,321
Depreciation, depletion and amortization	192,426	169,307	146,083
Loss on impairment of other assets	3,490	2,000	—
General and administrative	53,883	49,812	42,056
Other expenses	—	—	3,448
Total costs and expenses	422,836	384,082	347,328
Operating income	205,972	172,167	159,331
Non-operating income (expense):
Interest expense	(96,876)	(98,402)	(96,720)
Non-hedge derivative (losses) gains	(21,635)	49,685	34,408
Loss on extinguishment of debt	—	(21,714)	(20,592)
Other income	1,075	504	1,545
Net non-operating expense	(117,436)	(69,927)	(81,359)
Income before income taxes	88,536	102,240	77,972
Income tax expense	32,849	37,837	35,924
Net income	$55,687	$64,403	$42,048
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of comprehensive income

	Year ended December 31,
(in thousands)	2013	2012	2011
Net income	$55,687	$64,403	$42,048
Other comprehensive (loss) income
Reclassification adjustment for hedge (gains) losses included in gain (loss) from oil hedging activities in the consolidated statements of operations	(37,134)	(46,746)	27,452
Income tax expense (benefit) related to other comprehensive income (loss)	13,911	18,123	(10,580)
Other comprehensive (loss) income, net of tax	(23,223)	(28,623)	16,872
Comprehensive income	$32,464	$35,780	$58,920

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of stockholders’ equity

(dollars in thousands)	Common stock		Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total
	Shares	Amount
Balance at January 1, 2011	1,403,389	$14	$417,834	$(89,265)	$34,974	$363,557
Restricted stock issuances	17,642	—	—	—	—	—
Restricted stock forfeitures	(2,295)	—	—	—	—	—
Restricted stock repurchased	(528)	—	—	—	—	—
Stock-based compensation	—	—	4,137	—	—	4,137
Modification of Time Vested awards to liability	—	—	(2,640)	—	—	(2,640)
Time Vested awards settled in restricted stock	—	—	39	—	—	39
Net income	—	—	—	42,048	—	42,048
Other comprehensive income, net of tax	—	—	—	—	16,872	16,872
Balance at December 31, 2011	1,418,208	14	419,370	(47,217)	51,846	424,013
Restricted stock issuances	17,494	—	—	—	—	—
Restricted stock forfeitures	(14,199)	—	—	—	—	—
Restricted stock repurchased	(1,469)	—	—	—	—	—
Stock-based compensation	—	—	2,463	—	—	2,463
Time Vested awards settled in restricted stock	—	—	601	—	—	601
Net income	—	—	—	64,403	—	64,403
Other comprehensive loss, net of tax	—	—	—	—	(28,623)	(28,623)
Balance at December 31, 2012	1,420,034	14	422,434	17,186	23,223	462,857
Restricted stock issuances	8,056	—	—	—	—	—
Restricted stock forfeitures	(4,905)	—	—	—	—	—
Restricted stock repurchased	(1,025)	—	—	—	—	—
Stock-based compensation	—	—	1,121	—	—	1,121
Time Vested awards settled in restricted stock	—	—	822	—	—	822
Net income	—	—	—	55,687	—	55,687
Other comprehensive loss, net of tax	—	—	—	—	(23,223)	(23,223)
Balance at December 31, 2013	1,422,160	$14	$424,377	$72,873	$—	$497,264
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities
Net income	$55,687	$64,403	$42,048
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, & amortization	192,426	169,307	146,083
Loss on impairment of other assets	3,490	2,000	—
Deferred income taxes	31,734	37,719	35,745
(Gain) loss on hedge reclassification adjustments	(37,134)	(46,746)	27,452
Non-hedge derivative losses (gains)	21,635	(49,685)	(34,408)
Loss on extinguishment of debt	—	21,714	20,592
Net gain on sale of assets	(670)	(149)	(1,284)
Other	2,308	2,864	3,057
Change in assets and liabilities
Accounts receivable	(21,216)	(12,502)	(4,762)
Inventories	(5,923)	(2,304)	328
Prepaid expenses and other assets	811	2,360	1,583
Accounts payable and accrued liabilities	9,977	3,988	16,519
Revenue distribution payable	6,986	(2,648)	3,577
Stock-based compensation	3,942	1,679	3,086
Net cash provided by operating activities	264,053	192,000	259,616
Cash flows from investing activities
Expenditures for property, plant, and equipment	(491,022)	(506,787)	(339,863)
Acquisition of a business	(153,858)	—	—
Proceeds from asset dispositions	111,246	46,246	38,356
Settlement of non-hedge derivative instruments	19,113	37,274	(23,491)
Other	(601)	21	—
Net cash used in investing activities	(515,122)	(423,246)	(324,998)
Cash flows from financing activities
Proceeds from long-term debt	297,797	208,561	21,724
Repayment of long-term debt	(52,100)	(183,482)	(24,785)
Proceeds from Senior Notes	—	556,750	400,000
Repayment of Senior Notes	—	(325,000)	(325,000)
Proceeds from sale and leaseback of assets	24,500	—	—
Principal payments under capital lease obligations	(352)	(10)	(120)
Payment of debt issuance costs and other financing fees	—	(14,516)	(11,858)
Payment of debt extinguishment costs	—	(15,827)	(15,101)
Net cash provided by financing activities	269,845	226,476	44,860
Net increase (decrease) in cash and cash equivalents	18,776	(4,770)	(20,522)
Cash and cash equivalents at beginning of period	29,819	34,589	55,111
Cash and cash equivalents at end of period	$48,595	$29,819	$34,589
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
The more significant areas requiring use of assumptions, judgments and estimates on our consolidated financial statements include: quantities of proved oil and natural gas reserves; cash flow estimates used in impairment tests of other long-lived assets; depreciation, depletion and amortization; asset retirement obligations; assigning fair value and allocating purchase price in connection with business combinations; valuation allowances associated with deferred income taxes; valuation of derivative instruments; and accrued revenue and related receivables. Although management believes these estimates are reasonable, actual results could significantly differ from these estimates.
Reclassifications
Certain reclassifications have been made to prior period financial statements to conform to current period presentation. The reclassifications had no effect on our previously reported results of operations.
Cash and cash equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of December 31, 2013, cash with a recorded balance totaling $46,692 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.
Accounts receivable
We have receivables from joint interest owners and oil and natural gas purchasers which are generally uncollateralized. We generally review our oil and natural gas purchasers for credit worthiness and general financial condition. We may have the ability to withhold future revenue disbursements to recover non-payment of joint interest billings on properties of which we are the operator. Accounts receivable from joint interest owners are stated at amounts due, net of an allowance for doubtful accounts. Accounts receivable are generally due within 30 days and accounts outstanding longer than 60 days are considered past due. We establish our allowance for doubtful accounts by considering the length of time past due, previous loss history, future net revenues of the debtor’s ownership interest in oil and natural gas properties we operate, and the owner’s ability to pay its obligation, among other things.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

We write off accounts receivable when they are determined to be uncollectible. Bad debt expense for the years ended December 31, 2013, 2012, and 2011 was $498, $731, and $179, respectively. Accounts receivable consisted of the following at December 31:

	2013	2012
Joint interests	$31,335	$19,282
Accrued commodity sales	60,768	50,814
Derivative settlements	4,616	8,013
Other	1,392	472
Allowance for doubtful accounts	(1,596)	(1,274)
	$96,515	$77,307
Inventories
Inventories are comprised of equipment used in developing oil and natural gas properties, oil and natural gas product inventories, and equipment for resale. Equipment inventory and inventory for resale are carried at the lower of cost or market using the average cost method. Oil and natural gas product inventories are stated at the lower of production cost or market. Inventories are shown net of a provision for obsolescence, commensurate with known or estimated exposure, which is reflected in the valuation allowance disclosed below. We recorded expense of $0, $0, and $602 for the years ended December 31, 2013, 2012, and 2011, respectively, to reflect changes in the valuation allowance. Inventories consisted of the following at December 31:

	2013	2012
Equipment inventory	$13,657	$8,047
Commodities	3,186	3,175
Inventory valuation allowance	(706)	(712)
	$16,137	$10,510
Property and equipment
Property and equipment is capitalized and stated at cost, while maintenance and repairs are expensed currently.
Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Estimated useful lives of our assets are as follows:

Furniture and fixtures			10 years
Automobiles and trucks			5 years
Machinery and equipment	10	—	20 years
Office and computer equipment	5	—	10 years
Building and improvements	10	—	40 years
Oil and natural gas properties
Capitalized Costs. We use the full cost method of accounting for oil and natural gas properties and activities. Accordingly, we capitalize all costs incurred in connection with the exploration for and development of oil and natural gas reserves. Proceeds from the disposition of oil and natural gas properties are accounted for as a reduction in capitalized costs, with no gain or loss generally recognized unless such dispositions involve a significant alteration in the depletion rate. We capitalize internal costs that can be directly identified with exploration and development activities, but do not include any costs related to production, general corporate overhead or similar activities. Capitalized costs include geological and geophysical work, 3D seismic, delay rentals, drilling and completing and equipping oil and natural gas wells, including salaries, benefits, capitalized interest on qualified projects and other internal costs directly attributable to these activities.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

The costs of unevaluated oil and natural gas properties are excluded from amortization until the properties are evaluated. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Work in progress costs are included in unevaluated oil and natural gas properties and as of December 31, 2013, include $196,227 of capital costs incurred for undeveloped acreage, $115,828 for the construction of CO2 delivery pipelines and facilities for which there are no reserves, and $9,422 for wells and facilities in progress pending determination. As of December 31, 2012, work in progress costs included $64,840 of capital costs incurred for undeveloped acreage, $84,183 for the construction of CO2 delivery pipelines and facilities for which there are no reserves, and $13,898 for wells and facilities in progress pending determination.
Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) of oil and natural gas properties are provided using the units-of-production method based on estimates of proved oil and natural gas reserves and production, which are converted to a common unit of measure based upon their relative energy content. Our cost basis for depletion includes estimated future development costs to be incurred on proved undeveloped properties. The computation of DD&A takes into consideration restoration, dismantlement, and abandonment costs, and the anticipated proceeds from salvaging equipment.
Ceiling Test. In accordance with the full cost method of accounting, the net capitalized costs of oil and natural gas properties are not to exceed their related estimated future net revenues discounted at 10% (“PV-10 value”), net of tax considerations, plus the cost of unproved properties not being amortized.
Our estimates of oil and natural gas reserves as of December 31, 2013, 2012, and 2011 were prepared using an average price for oil and natural gas based upon the first day of each month for the prior twelve months as required by the Securities Exchange Commission (“SEC”). As of December 31, 2013, the cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties, and no ceiling test impairment was recorded. The PV-10 value of our reserves was estimated based on average prices of $96.78 per Bbl of oil, $3.67 per Mcf of natural gas and $32.53 per Bbl of natural gas liquids for the year ended December 31, 2013.
A decline in oil and natural gas prices subsequent to December 31, 2013 could result in ceiling test write-downs in future periods. The amount of any future impairment is difficult to predict, and will depend on the average oil and natural gas prices during each period, the incremental proved reserves added during each period, and additional capital spent.
Assets held for sale
Assets are classified as held for sale when the carrying amount will be recovered through a sale transaction rather than through continuing use. The classification is only made when we commit to a plan to sell the assets and there is reasonable certainty the sale will take place within one year. Upon classification as held for sale, long-lived assets are no longer depreciated, and measurement for impairment is performed to identify and expense any excess of carrying value over fair value less costs to sell. Oil and natural gas properties that we intend to sell are not presented as held for sale pursuant to the rules governing full cost accounting for oil and natural gas properties.
In the fourth quarter of 2012, we finalized a plan to dispose of certain of our drilling rigs by sale. As a result of determining fair value less costs to sell on these assets, an impairment loss was recorded in the amount of $1,500 preceding classification as held for sale. In the third quarter of 2013, we reassessed the fair value of the drilling rigs classified as held for sale and recorded an additional impairment loss of $1,090.
In late 2013, market conditions changed and hence the timing of the ultimate disposal of the drilling rigs became uncertain. Accordingly, we reclassified the drilling rigs to property and equipment in the consolidated balance sheets. The assets were measured at the lower of the carrying value of the assets before being classified as held for sale, adjusted for any depreciation that would have been recognized had the assets been continuously held and used, or the fair value of the assets at the date they no longer met the criteria as held for sale. As a result of this measurement, we recognized an additional loss of $2,400 in the fourth quarter of 2013. All impairment losses related to assets held for sale are included in loss on impairment of other assets in the consolidated statement of operations. We have reclassified our consolidated balance sheets as of December 31, 2012, to reflect the drilling rigs as assets held and used in order to conform to the current year presentation.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Impairment of long-lived assets
Impairment losses are recorded on property and equipment used in operations and other long-lived assets held and used when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impairment is measured based on the excess of the carrying amount over the fair value of the asset.
In addition to the impairments discussed above, during 2012, we recognized $500 of impairment losses primarily related to drill pipe held and used which was recorded in loss on impairment of other assets in the consolidated statements of operations.
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
If applicable, we would report a liability for tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return, and would recognize interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2013 and 2012, we have not recorded a liability or accrued interest or penalties related to uncertain tax positions.
Tax years beginning with 1998 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.
Derivative transactions
We use derivative instruments to reduce the effect of fluctuations in crude oil and natural gas prices, and we recognize all derivatives as either assets or liabilities measured at fair value. Changes in the fair value of derivatives that are not accounted for as hedges are reported immediately in non-hedge derivative gains (losses) in the consolidated statements of operations. Cash flows associated with non-hedge derivatives are reported as investing activities in the consolidated statements of cash flows unless the derivatives contain a significant financing element, in which case they are reported as financing activities.
Effective April 1, 2010, we elected to discontinue hedge accounting prospectively. The effective portion of changes in the fair value of derivatives qualifying and designated as cash flow hedges was recognized in accumulated other comprehensive income (loss) (“AOCI”) prior to April 1, 2010, and is reclassified into income as the hedged transactions occur. As of December 31, 2013, all amounts related to de-designated cash flow hedges have been reclassified into earnings.
We offset assets and liabilities for derivative contracts executed with the same counterparty under a master netting arrangement. See “Note 6—Derivative instruments” for additional information regarding our derivative transactions.
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
Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized according to the fair value hierarchy defined by the FASB. The hierarchical levels are based upon the level of judgment associated with the inputs used to measure the fair value of the assets and liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the asset or liability is categorized based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and may affect the placement of assets and liabilities within the levels of the fair value hierarchy.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Level 2 inputs include adjusted quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Fair value assets and liabilities included in this category are derivatives with fair values based on published forward commodity price curves and other observable inputs. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Assets carried at fair value and included in this category are certain financial derivatives, additions to our asset retirement obligations, and valuation of assets and liabilities acquired in our Cabot Acquisition. See “Note 7—Fair value measurements” for additional information regarding our fair value measurements.
Valuation of business combinations
In connection with a purchase business combination, the acquiring company must record assets acquired and liabilities assumed based on fair values as of the acquisition date. In estimating the fair values of assets acquired and liabilities assumed, we make various assumptions. The most significant assumptions related to the estimated fair values assigned to proved and unproved oil and natural gas properties. To estimate the fair values of these properties, we utilize estimates of oil and natural gas reserves. We make future price assumptions to apply to the estimated reserves quantities acquired and estimate future operating and development costs to arrive at estimates of future net cash flows. For estimated proved reserves, the future net cash flows were discounted using a market-based weighted average cost of capital rates determined appropriate at the time of the acquisition. The market-based weighted average cost of capital rates are subject to additional project-specific risking factors. To compensate for the inherent risk of estimating and valuing unproved reserves, the discounted future net cash flows of the unproved reserves were reduced by additional risk-weighting.
Asset retirement obligations
We own oil and natural gas properties that require expenditures to plug, abandon or remediate wells at the end of their productive lives and to remove tangible equipment and facilities at the end of oil and natural gas production operations in accordance with applicable federal and state laws. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of oil and natural gas properties. The accretion of the asset retirement obligations is included in depreciation, depletion and amortization on the consolidated statements of operations. In certain instances, we are required to make deposits to escrow accounts for plugging and abandonment obligations. See “Note 8—Asset retirement obligations” for additional information regarding our asset retirement obligations.
Environmental liabilities
We are subject to extensive federal, state and local environmental laws and regulations covering discharge of materials into the environment. Because these laws and regulations change regularly, we are unable to predict the conditions and other factors over which we do not exercise control that may give rise to environmental liabilities affecting us. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. As of December 31, 2013 and 2012, we have not accrued for or been fined or cited for any environmental violations which would have a material adverse effect upon our financial position, operating results, or cash flows.
Revenue recognition
Sales of oil, natural gas and NGLs are recorded when title of oil, natural gas and NGL production passes to the customer. Well supervision fees and overhead reimbursements from producing properties are recognized as expense reimbursements from outside interest owners when the services are performed. Sales of products or services are recognized at the time of delivery of materials or performance of service.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Gas balancing
In certain instances, the owners of the natural gas produced from a well will select different purchasers for their respective ownership interest in the wells. If one purchaser takes more than its rateable portion of the natural gas, the owners selling to that purchaser will be required to satisfy the imbalance in the future by cash payments or by allowing the other owners to sell more than their share of production. We recognize gas imbalances on the sales method and, accordingly, have recognized revenue on all production delivered to our purchasers. To the extent future reserves exist to enable the other owners to sell more than their rateable share of gas, no liability is recorded for our obligation for natural gas taken by our purchasers which exceeds our ownership interest of the well’s total production. As of December 31, 2013 and 2012, our aggregate imbalance due to under production was approximately 2,449 MMcf and 2,690 MMcf, respectively. As of December 31, 2013 and 2012, our aggregate imbalance due to over production was approximately 1,553 MMcf and 1,658 MMcf, respectively, and a liability for gas imbalances of $1,588 and $1,984, respectively, was included in accounts payable and accrued liabilities.
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
See “Note 10—Stock-based compensation” for additional information relating to stock-based compensation.
Recently adopted accounting pronouncements
Balance Sheet Offsetting. In December 2011, the FASB issued authoritative guidance that requires enhanced disclosures that will enable financial statement users to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. In January 2013, additional guidance was issued which narrows the scope of the disclosure requirements to derivatives, securities borrowings, and securities lending transactions that are either offset or subject to a master netting arrangement. This guidance, which was effective and adopted by us in the first quarter of 2013, resulted in additional disclosures but had no financial impact.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Presentation of Comprehensive Income. In February 2013, the FASB issued authoritative guidance that requires disclosures of the amounts reclassified out of AOCI by component, including the respective line items of net income if the amount is required to be reclassified to net income in its entirety in the same reporting period. This additional guidance was effective and adopted by us in the first quarter of 2013. As our entire balance in AOCI consists of deferred hedge gains, implementation of the guidance had no significant impact on our financial statement presentation and disclosures.
Recently issued accounting pronouncements
Other Expenses. In July 2011, the FASB issued authoritative guidance regarding how health insurers should recognize and classify in their income statements the fees mandated by the Health Care and Education Reconciliation Act (“HCERA”). The HCERA imposes an annual fee upon health insurers for each calendar year beginning on or after January 1, 2014. The annual fee will be allocated to individual entities providing health insurance to employees based on a ratio, as provided for in the HCERA, and is not tax deductible. This guidance specifies that once the entity has provided qualifying health insurance in the calendar year in which the fee is payable, the liability for the entity’s fee should be estimated and recorded in full with a corresponding deferred cost that is amortized to expense on a straight line basis, unless another method better allocates the fee over the calendar year that it is payable. This guidance is effective for calendar years beginning after December 15, 2013, once the fee is instituted. We have assessed the impact that this fee and the adoption of the related authoritative guidance will have on our consolidated financial statements and determined the impact to be immaterial.
Note 2: Supplemental disclosures to the consolidated statements of cash flows
Supplemental disclosures to the consolidated statements of cash flows are presented below:

	Year ended December 31,
	2013	2012	2011
Net cash provided by operating activities included:
Cash payments for interest	$107,122	$103,350	$85,222
Interest capitalized	(15,995)	(4,437)	(2,379)
Cash payments for interest, net of amounts capitalized	$91,127	$98,913	$82,843
Cash payments for income taxes	$641	$255	$179
Non-cash investing activities included:
Asset retirement obligation additions and revisions	$9,036	$1,079	$2,522
Oil and natural gas properties acquired through increase (decrease) in accounts payable and accrued liabilities	$27,875	$24,280	$(14,667)
Non-cash financing activities included:
Modification of Time Vesting equity awards to liability plan	$—	$—	$2,640

Note 3: Acquisitions and divestitures
2013 Acquisition and divestitures
Cabot Acquisition. In late 2013, we acquired additional oil and natural gas properties consisting of approximately 131,000 (66,000 net) acres in the Panhandle Marmaton play from Cabot Oil & Gas Corporation for approximately $153,858, net of pre-closing purchase price adjustments and subject to post closing adjustments ( the “Cabot Acquisition”). The Cabot Acquisition expanded our presence in the Panhandle Marmaton play, adding oil and natural gas reserves and production to our existing asset base in this area.
Our acquisition qualified as a business combination for accounting purposes and, as such, we estimated the fair value of the acquired properties as of the December 18, 2013 acquisition date, which was the date on which we obtained control of the properties. The fair value of the assets and liabilities acquired was estimated using assumptions that represent Level 3 inputs. See “Note 7—Fair value measurements” for additional discussion of the measurement inputs.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

We estimated the consideration paid for these properties approximated the fair value that would be paid by a typical market participant. As a result, no goodwill or bargain purchase gain was recognized in conjunction with the purchase. Acquisition-related costs of $951 have been expensed as incurred in general and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2013. Due to the timing of the acquisition, the effect of the acquired properties on our revenues and earnings for the year ended December 31, 2013 was not material.
The following table summarizes the consideration paid to acquire the properties and the amounts of the assets acquired and liabilities assumed as of December 18, 2013. The purchase price allocation is preliminary and subject to adjustment upon the final closing settlement that we expect to complete during the second quarter of 2014.

Consideration paid
Cash, net of purchase price adjustments	$153,858
Fair value of identifiable assets acquired and liabilities assumed
Oil and natural gas properties
Proved	$67,275
Unevaluated	87,663
Asset retirement obligations	(1,080)
Fair value of net identifiable assets acquired	$153,858
The following unaudited pro forma combined results of operations for the years ended December 31, 2013 and 2012 are presented as though we completed the Cabot Acquisition as of January 1, 2012. The pro forma combined results of operations for the years ended December 31, 2013 and 2012 have been prepared by adjusting the historical results of the acquired properties and estimates of the effect of the transaction on the combined results. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved had the transaction been in effect for the periods presented or that may be achieved by us in the future. Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions, as well as other factors. The pro forma information below includes adjustments for depletion, depreciation, amortization and accretion expense, interest expense, acquisition costs, and related income tax effects.

	Year ended December 31,
	2013	2012
Revenues	$690,564	$599,344
Operating expenses	$448,751	$402,677
Net income	$76,552	$78,089
Sale of Certain Non-Strategic Oil and Natural Gas Properties. During 2013, we sold various oil and natural gas properties for total cash proceeds of approximately $109,710 subject to post-closing adjustments. These included properties in Creek, Love and Carter counties, Oklahoma, that were sold for approximately $61,440 and properties in Texas County, Oklahoma, that were sold for approximately $17,800. In accordance with the full cost method of accounting, we reduced our full cost pool by the amount of the net proceeds and did not record a gain or loss on the sale.
2012 Divestitures
Sale of Certain Mature Oil and Natural Gas Properties. On May 30, 2012, we sold certain mature oil and natural gas properties located in our Velma Area in southern Oklahoma for a cash price of $37,000 subject to post-closing adjustments. In accordance with the full cost method of accounting, we reduced our full cost pool by the amount of the net proceeds and did not record a gain or loss on the sale.
2011 Divestitures
Sale of Rocky Mountain Properties. On November 28, 2011, we sold certain non-strategic oil and natural gas properties located in our Rocky Mountains area to Charger Resources, LLC for a cash price of approximately $33,100. In accordance with the full cost method of accounting, we reduced our full cost pool by the amount of the net proceeds and did not record a gain or loss on the sale.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Sale of Remaining Assets of Green Country Supply, Inc. On November 7, 2011, we sold substantially all the remaining assets of Green Country Supply, Inc., a wholly owned subsidiary, for a cash price of $4,433. We recorded a gain on the sale of $2,630, which is included in “Other income” on the consolidated statements of operations.

Note 4: Property and equipment
Major classes of property and equipment consist of the following at December 31:

	2013	2012
Furniture and fixtures	$2,405	$2,327
Automobiles and trucks	14,053	13,618
Machinery and equipment	67,337	67,291
Office and computer equipment	14,452	10,603
Building and improvements	26,798	26,051
	125,045	119,890
Less accumulated depreciation and amortization	64,350	55,356
	60,695	64,534
Land	8,731	6,756
	$69,426	$71,290
Property and equipment leased under capital leases, which are included in the above amounts, consist of the following at December 31:

	2013	2012
Office and computer equipment	$1,926	$1,926
Machinery and equipment	642	642
	2,568	2,568
Less accumulated depreciation and amortization	2,305	2,241
	$263	$327

Note 5: Long-term debt
As of the dates indicated, long-term debt consists of the following:

	December 31,
	2013	2012
9.875% Senior Notes due 2020, net of discount of $5,444 and $5,969, respectively	$294,556	$294,031
8.25% Senior Notes due 2021	400,000	400,000
7.625% Senior Notes due 2022, including premium of $5,719 and $6,631, respectively	555,719	556,631
Senior secured revolving credit facility	272,000	25,000
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 2.54% to 5.46%, due August 2021 through December 2028; collateralized by real property	11,202	12,596
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.87% to 6.79%, due January 2014 through February 2018; collateralized by automobiles, machinery and equipment	5,235	5,144
Capital lease obligations	24,150	—
	1,562,862	1,293,402
Less current maturities	5,334	3,746
	$1,557,528	$1,289,656

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Maturities of long-term debt and capital leases, excluding premiums or discounts on our senior notes, are as follows as of December 31, 2013:

2014	$5,334
2015	4,837
2016	3,757
2017	275,250
2018	3,302
2019 and thereafter	1,270,107
$1,562,587
Senior Notes
The senior notes, which, as of December 31, 2013, include our 9.875% senior notes due 2020, our 8.25% senior notes due 2021, and our 7.625% senior notes due 2022 (collectively, our “Senior Notes”) are our senior unsecured obligations, rank equally in right of payment with all of our existing and future senior debt, and rank senior to all of our existing and future subordinated debt. The Senior Notes are redeemable, in whole or in part, prior to their maturity at redemption prices specified in the indentures, plus accrued and unpaid interest to the date of redemption.
Interest on the Senior Notes is payable semi-annually, and the principal is due upon maturity. Certain of the Senior Notes were issued at a discount or a premium which is amortized to interest expense over the term of the respective series of Senior Notes. Net amortization of the (premium) discount was $(387), $439, and $668 during the years ended December 2013, 2012 and 2011, respectively.
We and our restricted subsidiaries are subject to certain negative and financial covenants under the indentures governing the Senior Notes. The provisions of the indentures limit our and our restricted subsidiaries’ ability to, among other things:

•	incur or guarantee additional debt and issue certain types of preferred stock;

•	pay dividends on capital stock or redeem, repurchase, or retire capital stock or subordinated debt;

•	make investments;

•	incur liens on assets;

•	create restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;

•	engage in transactions with affiliates;

•	sell assets, including capital stock of our subsidiaries;

•	consolidate, merge or transfer assets; and

•	enter into other lines of business.
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
2012 Activity. On May 2, 2012, we issued $400,000 aggregate principal amount of 7.625% Senior Notes maturing on November 15, 2022. We used the net proceeds from the issuance to consummate a tender offer for all of our 8.875% Senior Notes due 2017, to redeem the 8.875% Senior Notes not purchased in the tender offer, and for general corporate purposes. Costs totaling $21,714 associated with the refinancing of our 8.875% Senior Notes, including repurchase or redemption-related fees and the write-off of deferred financing costs and unaccreted discount, were recorded as a loss on extinguishment of debt in 2012.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

On November 15, 2012, we issued an additional $150,000 aggregate principal amount of 7.625% Senior Notes under the same indenture covering the issuance on May 2, 2012. The net proceeds from the additional 7.625% Senior Notes issuance were used to repay the outstanding balance of the indebtedness under our senior secured revolving credit facility and for general corporate purposes.
2011 Activity. On February 22, 2011, we issued $400,000 aggregate principal amount of 8.25% Senior Notes maturing on September 1, 2021. We used the net proceeds from the 8.25% Senior Notes to consummate a tender offer for all of our 8.5% Senior Notes due 2015, to redeem the 8.5% Senior Notes not purchased in the tender offer, and for general corporate purposes. Costs totaling $20,592 associated with the refinancing of our 8.5% Senior Notes, including repurchase and redemption-related fees and the write-off of deferred financing costs, were recorded as a loss on extinguishment of debt in 2011.
Senior secured revolving credit facility
In April 2010, we entered into an Eighth Restated Credit Agreement (our “senior secured revolving credit facility”), which is collateralized by our oil and natural gas properties and, as amended, matures on November 1, 2017. The Thirteenth Amendment, effective October 29, 2013, amended our senior secured revolving credit facility to (a) increase our borrowing base from $500,000 to $550,000, (b) automatically increase the borrowing base to $600,000 upon the consummation of the Cabot Acquisition, (c) allow for the incurrence of $300,000 of unsecured senior or subordinated debt meeting the definition of “Additional Permitted Debt” under our senior secured revolving credit facility, (d) permit entering into swap agreements on production from to-be-acquired properties, including the assets to be acquired in the Cabot Acquisition, in notional amounts up to 80% of anticipated proved developed producing production therefrom if otherwise meeting additional necessary requirements under our senior secured revolving credit facility, and (e) increase permitted other debt from $40,000 to $50,000.
Availability under our senior secured revolving credit facility is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. Effective December 18, 2013, our borrowing base was increased to $600,000. The banks establish a borrowing base by making an estimate of the collateral value of our oil and natural gas properties. If oil and natural gas prices decrease from the amounts used in estimating the collateral value of our oil and natural gas properties, the borrowing base may be reduced, thus reducing funds available under the borrowing base.
Amounts borrowed under our senior secured revolving credit facility are subject to varying rates of interest based on (1) the total outstanding borrowings in relation to the borrowing base (the “utilization percentage”) and (2) whether we elect to borrow at the Eurodollar rate or the Alternate Base Rate (“ABR”). The entire balance outstanding at December 31, 2013 was subject to the Eurodollar rate.
The Eurodollar rate is computed at the Adjusted LIBO Rate, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in our senior secured revolving credit facility, plus a margin that varies depending on our utilization percentage. During 2013, the applicable margin varied from 1.50% to 1.75%. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than 3 months or every 3 months.
Interest on loans subject to the ABR is computed as the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in our senior secured revolving credit facility, plus 0.50%, or (3) the Adjusted LIBO Rate, as defined in our senior secured revolving credit facility, plus 1.00%, plus a margin that varies depending on our utilization percentage. During 2013, the applicable margin varied from 0.50% to 0.75%.
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
Our senior secured revolving credit facility, as amended, also has certain negative and affirmative covenants that require, among other things, maintaining a Current Ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0 and a Consolidated Net Debt to Consolidated EBITDAX ratio, as defined in our senior secured revolving credit facility, of not greater than 4.50 to 1.0 for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarter. We believe we were in compliance with all covenants under our senior secured revolving credit facility as of December 31, 2013.
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
If the outstanding borrowings under our senior secured revolving credit facility were to exceed the borrowing base as a result of a redetermination, we would be required to eliminate this excess. Within 10 days after receiving notice of the new borrowing base, we would be required to make an election: (1) to repay a portion of our bank borrowings in the amount of the excess either in a lump sum within 30 days or in equal monthly installments over a six-month period, (2) to submit within 30 days additional oil and gas properties we own for consideration in connection with the determination of the borrowing base sufficient to eliminate the excess or (3) to eliminate the excess through a combination of repayments and the submission of additional oil and gas properties within 30 days.
Debt issuance costs
The costs that we incur to issue debt includes underwriting and other professional  fees. These costs are initially capitalized and are included in “Other assets” in the consolidated balance sheets. The balance of unamortized issuance costs was $23,273 and  $25,410 as of December 31, 2013 and 2012, respectively. These costs are amortized as a charge to interest expense using the effective interest method. We recorded amortization of $2,197, $1,694 and $1,608 for the years ended December 31, 2013, 2012 and 2011, respectively.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Capital leases
We entered into lease financing agreements with U.S. Bank National Association for $24,500 through the sale and subsequent leaseback of existing compressors owned by us. The carrying value of these compressors is included in our oil and gas full cost pool. The lease financing obligations are for 84-month terms and include the option to purchase the equipment for a specified price at 72 months as well as an option to purchase the equipment at the end of the lease term for its then-current fair market value. Lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.8%. Minimum lease payments are $3,181 annually.

Note 6: Derivative instruments
Overview
Our results of operations, financial condition and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties. To mitigate a portion of this exposure, we enter into various types of derivative instruments, including commodity price swaps, enhanced price swaps, costless collars, put options, and basis protection swaps. See “Note 1—Nature of operations and summary of significant accounting policies” for additional information regarding our accounting policies for derivative transactions.
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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

We enter into crude oil derivative contracts for a portion of our natural gas liquids production. The following table summarizes our crude oil derivatives outstanding as of December 31, 2013:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Sold puts	Purchased puts	Sold calls
2014
Swaps	961	$93.50	$—	$—	$—
Three-way collars	2,400	$—	$75.50	$93.25	$101.94
Enhanced swaps	840	$98.62	$80.00	$—	$—
Put spread enhanced swaps	2,480	$93.76	$80.00	$60.00	$—
Purchased puts	840	$—	$—	$60.00	$—
2015
Enhanced swaps	5,578	$93.14	$80.00	$—	$—
The following tables summarize our natural gas derivative instruments outstanding as of December 31, 2013:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu
2014
Natural gas swaps	21,100	$4.03
Natural gas basis protection swaps	21,550	$0.24
2015
Natural gas swaps	16,800	$4.21
Natural gas basis protection swaps	2,400	$0.18
Effect of derivative instruments on the consolidated balance sheets
All derivative financial instruments are recorded on the consolidated balance sheets at fair value. See “Note 7—Fair value measurements” for additional information. The estimated fair values of derivative instruments are provided below. The carrying amounts of these instruments are equal to the estimated fair values.

	As of December 31, 2013			As of December 31, 2012
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Natural gas swaps	$1,457	$(3,706)	$(2,249)	$13,642	$(1,487)	$12,155
Oil swaps	112	(2,807)	(2,695)	4,957	(1,339)	3,618
Oil collars	2,776	(4)	2,772	27,411	(1,180)	26,231
Oil enhanced swaps	6,988	(6,212)	776	—	—	—
Oil purchased puts (1)	74	—	74	—	—	—
Natural gas basis differential swaps	1,706	(63)	1,643	—	(1,599)	(1,599)
Total derivative instruments	13,113	(12,792)	321	46,010	(5,605)	40,405
Less:
Netting adjustments (2)	4,558	(4,558)	—	2,977	(2,977)	—
Current portion asset (liability)	2,152	(8,234)	(6,082)	42,516	(436)	42,080
	$6,403	$—	$6,403	$517	$(2,192)	$(1,675)
___________

(1)	Includes premiums of $664 paid during the second quarter of 2013. No additional premiums have been paid.

(2)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Derivative settlements outstanding were as follows at December 31:

	2013	2012
Derivative settlements receivable included in accounts receivable	$4,616	$8,013
Derivative settlements payable included in accounts payable and accrued liabilities	$377	$41
Effect of derivative instruments on the consolidated statements of operations
We do not apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as non-hedge derivative gains (losses) in the consolidated statements of operations.
We discontinued hedge accounting effective April 1, 2010. Net derivative gains (losses) attributable to derivatives previously subject to hedge accounting were deferred through AOCI. Gain (loss) from oil hedging activities, which is a component of total revenues in the consolidated statements of operations, consists of the reclassification of hedge gains (losses) on discontinued oil hedges from AOCI into net income. As of December 31, 2013, there are no longer any deferred gains in AOCI as all the previously deferred gains (losses) have been reclassified into earnings upon the sale of the hedged production.
Non-hedge derivative (losses) gains in the consolidated statements of operations are comprised of the following:

	2013	2012	2011
Change in fair value of commodity price swaps	$(20,717)	$(8,440)	$50,004
Change in fair value of collars	(23,459)	21,182	3,540
Change in fair value of enhanced swaps and put options	186	—	—
Change in fair value of natural gas basis differential contracts	3,242	(331)	4,355
Receipts from (payments on) settlement of commodity price swaps	5,122	28,716	(16,801)
Receipts from settlement of collars	14,548	10,229	1,250
Payments on settlement of natural gas basis differential contracts	(557)	(1,671)	(7,940)
	$(21,635)	$49,685	$34,408
Any premiums paid on derivative contracts will be included in non-hedge derivative gains (losses) as the derivative contracts settle.

Note 7: Fair value measurements
Recurring fair value measurements
Our financial instruments recorded at fair value on a recurring basis consist of commodity derivative contracts (see “Note 6—Derivative instruments”). We have no Level 1 assets or liabilities as of December 31, 2013 or December 31, 2012. Our derivative contracts classified as Level 2 as of December 31, 2013 and December 31, 2012 consist of commodity price swaps and basis protection swaps, which are valued using an income approach. Future cash flows from the derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at the LIBOR swap rate.
As of December 31, 2013, our derivative contracts classified as Level 3 consisted of three-way collars, enhanced swaps, and purchased puts. As of December 31, 2012, our derivative contracts classified as Level 3 consisted of three-way collars. The fair value of these contracts is developed by a third-party pricing service using a proprietary valuation model, which we believe incorporates the assumptions that market participants would have made at the end of each period. Observable inputs include contractual terms, published forward pricing curves, and yield curves. Significant unobservable inputs are implied volatilities. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. We review these valuations and the changes in the fair value measurements for reasonableness.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

All derivative instruments are discounted further using a rate that incorporates our nonperformance risk for derivative liabilities and our counterparties’ nonperformance risk for derivative assets. If available, we use our counterparties’ credit default swap values or the spread between the risk-free interest rate and the yield on our counterparties’ publicly traded debt having similar maturities to our derivative contracts as the measure of our counterparties’ nonperformance risk. As of December 31, 2013 and December 31, 2012, the rate reflecting our nonperformance risk was 1.75% and 1.50%, respectively. The weighted-average rate reflecting our counterparties’ nonperformance risk was approximately 0.31% and 0.32% as of December 31, 2013 and December 31, 2012, respectively.
The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of December 31, 2013			As of December 31, 2012
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$3,275	$(6,576)	$(3,301)	$18,599	$(4,425)	$14,174
Significant unobservable inputs (Level 3)	9,838	(6,216)	3,622	27,411	(1,180)	26,231
Netting adjustments (1)	(4,558)	4,558	—	(2,977)	2,977	—
	$8,555	$(8,234)	$321	$43,033	$(2,628)	$40,405
___________

(1)	Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty.
Changes in the fair value of net commodity derivatives classified as Level 3 in the fair value hierarchy at December 31 were:

Net derivative assets	2013	2012
Beginning balance	$26,231	$5,049
Realized and unrealized (losses) gains included in non-hedge derivative (losses) gains	(8,725)	31,411
Purchases	664	—
Settlements received	(14,548)	(10,229)
Ending balance	$3,622	$26,231
Gains relating to instruments still held at the reporting date included in non-hedge derivative gains for the period	$3,177	$21,534

Nonrecurring fair value measurements
Allocation of purchase price in business combinations. The estimated fair values of proved oil and gas properties and asset retirement obligations assumed in business combinations are based on a discounted cash flow model and market assumptions as to future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates, and risk-adjusted discount rates. The estimated fair values of unevaluated oil and gas properties was based on geological studies, historical well performance, location and applicable mineral lease terms. Based on the unobservable nature of certain of these assumptions, they are considered Level 3 inputs under the fair value hierarchy. See “Note 3—Acquisitions and divestitures” for additional information regarding our acquisitions.
Asset retirement obligations. Additions to the asset and liability associated with our asset retirement obligations are measured at fair value on a nonrecurring basis. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the years ended December 31, 2013 and 2012 were escalated using an annual inflation rate of 2.95% and 2.95%, respectively, and discounted using our credit-adjusted risk-free interest rate of 6.60% and 7.10%, respectively. These estimates may change based upon future inflation rates and changes in statutory remediation rules. During 2013 and 2012, additions to our asset retirement obligations were $2,313 and $1,079, respectively. See “Note 8—Asset retirement obligations” for additional information regarding our asset retirement obligations.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Impairment of long-lived assets. During the fourth quarter of 2012, we finalized a plan to dispose of three of our owned drilling rigs by sale that we no longer intended to utilize in oil and natural gas production. The estimated fair value related to the impairment assessment for our three drilling rigs no longer in service was primarily based on broker opinion and, therefore, is classified within Level 3 of the fair value hierarchy. During the years ended December 31, 2013 and 2012, we recognized impairment losses of $3,490 and $2,000, respectively, related to our three drilling rigs no longer in service and drill pipe based on broker opinion.
Fair value of other financial instruments
Our significant financial instruments, other than derivatives, consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. We believe the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments.
The carrying value and estimated fair value of our long-term debt at December 31, 2013 and 2012 were as follows:

	December 31, 2013		December 31, 2012
Level 2	Carrying value	Estimated fair value	Carrying value	Estimated fair value
9.875% Senior Notes due 2020	$294,556	$340,140	$294,031	$341,250
8.25% Senior Notes due 2021	400,000	437,000	400,000	434,000
7.625% Senior Notes due 2022	555,719	583,275	556,631	574,750
Senior secured revolving credit facility	272,000	272,000	25,000	25,000
Other secured long-term debt	16,437	16,437	17,740	17,740
	$1,538,712	$1,648,852	$1,293,402	$1,392,740
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
See “Note 1—Nature of operations and summary of significant accounting policies” for additional information regarding our accounting policies for fair value measurements.
Concentrations of credit risk
Financial instruments which potentially subject us to concentrations of credit risk consist principally of derivative instruments and accounts receivable. Derivative instruments are exposed to credit risk from counterparties. Our derivative contracts are executed with institutions, or affiliates of institutions, that are parties to our senior secured revolving credit facility at the time of execution, and we believe the credit risks associated with all of these institutions are acceptable. We do not require collateral or other security from counterparties to support derivative instruments. Master agreements are in place with each of our derivative counterparties which provide for net settlement in the event of default or termination of the contracts under each respective agreement. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivatives. Our loss is further limited as any amounts due from a defaulting counterparty that is a lender, or an affiliate of a lender, under our senior secured revolving credit facility can be offset against current amounts owed to such counterparty lender under our senior secured revolving credit facility. As of December 31, 2013, the counterparties to our open derivative contracts consisted of twelve financial institutions, of which eleven were subject to our rights of offset under our senior secured revolving credit facility.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

The following table summarizes our derivative assets and liabilities which are offset in the consolidated balance sheets under our master netting agreements. It also reflects the amounts outstanding under our senior secured revolving credit facility that are available to offset our net derivative assets due from counterparties that are lenders under our senior secured revolving credit facility.

	Offset in the consolidated balance sheets			Gross amounts not offset in the consolidated balance sheets
	Gross assets (liabilities)	Offsetting assets (liabilities)	Net assets (liabilities)	Amounts outstanding under senior secured revolving credit facility	Net amount
As of December 31, 2013
Derivative assets	$13,113	$(8,042)	$5,071	$(4,211)	$860
Derivative liabilities	(12,792)	8,042	(4,750)	—	(4,750)
	$321	$—	$321	$(4,211)	$(3,890)
As of December 31, 2012
Derivative assets	$46,010	$(4,721)	$41,289	$(9,180)	$32,109
Derivative liabilities	(5,605)	4,721	(884)	—	(884)
	$40,405	$—	$40,405	$(9,180)	$31,225
We did not post additional collateral under any of these contracts as all of our counterparties are secured by the collateral under our senior secured revolving credit facility. Payment on our derivative contracts would be accelerated in the event of a default on our senior secured revolving credit facility. The aggregate fair value of our derivative liabilities subject to acceleration in the event of default was $12,792 at December 31, 2013.
Accounts receivable are primarily from purchasers of oil and natural gas products, and exploration and production companies who own interests in properties we operate. The industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic, industry or other conditions.
Commodity sales to two purchasers accounted for 20.1% and 19.1% of total commodity sales, excluding the effects of hedging activities, during the year ended December 31, 2013. Commodity sales to three purchasers accounted for 19.6%, 13.9%, and 12.7% of total commodity sales, excluding the effects of hedging activities, during the year ended December 31, 2012. Commodity sales to three purchasers accounted for 15.1% and 13.6%, and 10.4% of total commodity sales, excluding the effects of hedging activities, during the year ended December 31, 2011. If we were to lose a purchaser, we believe we could replace it with a substitute purchaser.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 8: Asset retirement obligations
The following table presents the balance and activity of our asset retirement obligations for the years ended December 31, 2013 and 2012.

	For the year ended December 31,
	2013	2012
Beginning balance	$49,214	$46,493
Liabilities incurred and assumed in current period	2,313	1,079
Revisions in estimated cash flows	6,723	—
Liabilities settled or disposed in current period	(7,016)	(2,303)
Accretion	3,945	3,945
	55,179	49,214
Less current portion	1,874	2,900
	$53,305	$46,314
Liabilities incurred and assumed includes obligations related to new wells drilled and wells acquired during the period. Liabilities settled or disposed for the year ended December 31, 2013 increased significantly primarily due to the divestiture of certain non-strategic oil and natural gas properties sold during 2013 combined with increased plugging and abandoning activity. The revisions in the 2013 estimates are primarily due to increases in plugging and abandonment cost estimates based in part on actual costs incurred on recently plugged wells.
We have funds held in escrow that are legally restricted for certain of our asset retirement obligations. The balance of this escrow account was $1,586 and $1,631 at December 31, 2013 and 2012, respectively, and is included in “Other assets” in our consolidated balance sheets. The balance is not intended to reflect our total future financial obligation for the plugging and abandonment of these wells.
See “Note 7—Fair value measurements” for additional information regarding fair value measurements.

Note 9: Income taxes
Income tax expense consists of the following for the years ended December 31:

	2013	2012	2011
Current tax expense
Federal tax benefit	$(29)	$(23)	$(21)
State tax expense	1,144	141	200
Current tax expense	1,115	118	179
Deferred tax expense
Federal tax expense	30,327	35,579	27,290
State tax expense	1,407	2,140	8,455
Deferred tax expense	31,734	37,719	35,745
	$32,849	$37,837	$35,924

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Income tax expense differed from amounts computed by applying the U.S. Federal income tax rate as follows for the years ended December 31:

	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.8%	2.1%	3.6%
Statutory depletion	(0.7)%	(0.04)%	(0.5)%
Valuation allowance	(1.7)%	—%	7.3%
Other	0.7%	(0.04)%	0.7%
Effective tax rate	37.1%	37.0%	46.1%

Components of the deferred tax assets and liabilities are as follows at December 31:

	2013	2012
Deferred tax assets related to
Asset retirement obligations	$8,777	$8,496
Accrued expenses, allowance and other	14,508	10,129
Derivative instruments	129	—
Net operating loss carryforwards
Federal	124,855	153,709
State	13,350	16,339
Statutory depletion carryforwards	2,867	2,242
Alternative minimum tax credit carryforwards	308	308
	164,794	191,223
Less valuation allowance	(10,385)	(11,858)
Deferred tax asset	154,409	179,365
Deferred tax liabilities related to
Derivative instruments	—	(32,438)
Property and equipment	(206,799)	(181,489)
Inventories	(1,205)	(1,211)
Deferred tax liability	(208,004)	(215,138)
Net deferred tax liability	(53,595)	(35,773)
Less net current deferred tax asset (liability)	9,260	(26,872)
Long-term deferred tax liability	$(62,855)	$(8,901)
Approximately $2,252 and $(33,066) of the current deferred tax asset (liability) at December 31, 2013 and 2012, respectively, relates to our short-term derivative instruments. Additionally, the current deferred tax asset (liability) includes an asset of approximately $656 and $1,015 related to asset retirement obligations at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, taxes receivable of $434 and $245, respectively, are included in accounts receivable.
We have federal net operating loss carryforwards of approximately $357,000 at December 31, 2013, which will expire between 2027 and 2033 if unused. At December 31, 2013, we have state net operating loss carryforwards of approximately $335,000, which will expire between 2014 and 2031 if unused. In addition, at December 31, 2013 we had federal percentage depletion carryforwards of approximately $8,000, which are not subject to expiration.
At December 31, 2013, approximately $262,000 of the state net operating loss carryforwards have been reduced by a valuation allowance based on our assessment that it is more likely than not that a portion will not be realized. The decrease in the valuation allowance on the deferred tax asset of $1,473 during the year ended December 31, 2013 relates to utilization of our estimated state net operating loss carryforwards on the 2012 tax return and to adjustments to our expected realization of such carryforwards.

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

Note 10: Stock-based compensation
Phantom Stock Plan and Restricted Stock Unit Plan
Effective January 1, 2004, we implemented a Phantom Unit Plan, which was revised on December 31, 2008 as the Second Amended and Restated Phantom Stock Plan (the “Plan”), to provide deferred compensation to certain key employees (the “Participants”). Phantom stock may be awarded to Participants in total up to 2% of the fair market value of the Company. No Participant may be granted, in the aggregate, more than 5% of the maximum number of phantom shares available for award. Under the Plan, awards vest at the end of five years, but may also vest on a pro-rata basis following a Participant’s termination of employment with us due to death, disability, retirement or termination by us without cause. Also, phantom stock will vest if a change of control event occurs. Phantom shares are cash-settled within 120 days of the vesting date.
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
A summary of our phantom stock and RSU activity during the three years ended December 31, 2013 is presented in the following table:

	Phantom Plan			RSU Plan
	Weighted average grant date fair value	Phantom shares	Vest date fair value	Weighted average grant date fair value	Restricted Stock Units	Vest date fair value
	(per share)			(per share)
Unvested and outstanding at January 1, 2011	$16.04	126,859		$—	—
Granted	$18.55	37,316		$—	—
Vested	$17.91	(17,064)	$309	$—	—
Forfeited	$16.98	(21,343)		$—	—
Unvested and outstanding at December 31, 2011	$16.37	125,768		$—	—
Granted	$—	—		$17.07	177,026
Vested	$14.38	(26,908)	$431	$—	—	$—
Forfeited	$17.18	(14,096)		$16.80	(25,117)
Unvested and outstanding at December 31, 2012	$16.87	84,764		$17.12	151,909
Granted	$—	—		$12.45	291,253
Vested	$16.20	(21,260)	$273	$17.12	(50,246)	$626
Forfeited	$17.57	(10,342)		$14.27	(67,619)
Unvested and outstanding at December 31, 2013	$17.01	53,162		$13.53	325,297
Based on an estimated fair value of $8.11 per phantom share and RSU as of December 31, 2013, the aggregate intrinsic value of the unvested phantom shares and RSUs outstanding was $3,069.

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
The awards granted under the 2010 Plan consist of shares that are subject to service vesting conditions (the “Time Vested” awards) and shares that are subject to market and performance vested conditions (the “Performance Vested” awards). The Time Vested awards vest in equal annual installments over the five-year vesting period , but may also vest on an accelerated basis in the event of a transaction whereby CCMP Capital Investors II (AV-2), L.P., CCMP Energy I LTD., and CCMP Capital Investors (Cayman) II, L.P. (collectively “CCMP”) receive cash upon the sale of its class E common stock (a “Transaction” as defined in the restricted stock agreements). The Performance Vested awards vest in the event of a Transaction that achieves certain market targets as defined in the 2010 Plan. Any shares of Performance Vested awards not vested on a Separation Date (as defined in the 2010 Plan) will be forfeited as of the Separation Date.
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
Effective January 1, 2013, we amended and restated the Performance Vested awards to reflect that: (i) those shares which would vest if CCMP receives net cash proceeds from a Transaction that yields a return of at least 400% per share, or 20% of the Performance Vested awards then outstanding, were removed from the initial Performance Vested awards and an equal number of Time Vested shares were granted effective as of January 1, 2013; and (ii) the return on investment targets applicable to the remaining number of Performance Vested shares outstanding and to any new grants of Performance Vested shares were set at the following levels:

Return on investment target		Shares vested
175%	per share	20%	of shares multiplied by the Vesting Fraction
200%	per share	20%	of shares multiplied by the Vesting Fraction
250%	per share	20%	of shares multiplied by the Vesting Fraction
300%	per share	20%	of shares multiplied by the Vesting Fraction
350%	per share	20%	of shares multiplied by the Vesting Fraction
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
A combined income and market valuation methodology was used to estimate the fair value of our common equity per share. The fair value of the Time Vested awards granted during 2013, 2012, and 2011 was considered to be equal to the estimated fair value of our common equity per share, net of a discount for lack of control of 0%, 23%, and 23% and a discount for lack of marketability of 17%, 22%, and 20%, respectively. A control discount was not applied in 2013 pursuant to guidance released by the AICPA in 2013 that discourages incorporating  a control premium in the enterprise value used in valuing minority interest securities within an enterprise, except to the extent that such a premium reflects improvements to the business that a market participant would expect under current ownership.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

The Monte Carlo simulation method was used to value the Performance Vested awards. A Monte Carlo simulation allows for the analysis of a complex security through statistical measures applied to a model that is simulated thousands of times to build distributions of potential outcomes. The variables and assumptions used in this calculation were as follows:

	2013			2012			2011
Risk free interest rate	0.16%	to	2.46%	0.25%	to	1.21%	0.29%	to	3.04%
Expected volatility	38%	to	39%	42%	to	50%			45%
Expected life			5 years			6 years			7 years
Expected dividends			$—			$—			$—
Our expected volatility was calculated based on the average of the historical stock price volatility and the volatility implicit in the prices of the options or other traded financial instruments of our peer group. Our peer group consisted of the following oil and natural gas exploration and production companies in 2013: Cimarex Energy Co., Denbury Resources, Inc., Jones Energy, Inc., Laredo Petroleum Holdings, Inc., Midstates Petroleum Company, Inc., Pioneer Natural Resources Co., Resolute Energy Corporation, Sandridge Energy, Inc., and Whiting Petroleum Corp. Our peer group in 2012 consisted of Berry Petroleum Co., Concho Resources, Inc., Continental Resources, Inc., Denbury Resources, Inc., Laredo Petroleum Holdings, Inc., Pioneer Natural Resources Co., Sandridge Energy, Inc., and Whiting Petroleum Corp. Our peer group in 2011 included Encore Energy Partners, LP, and Venoco, Inc. in addition to the companies included in our 2012 peer group.
A summary of our Time and Performance award activity during the three years ended December 31, 2013 is presented in the following table:

	Time Vested			Performance Vested
	Weighted average grant date fair value	Restricted shares	Vest date fair value	Weighted average grant date fair value	Restricted shares
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2011	$684.15	10,049		$295.10	41,297
Granted	$674.33	4,030		$307.00	13,612
Vested	$684.15	(2,010)	$1,351	$—	—
Forfeited	$684.15	(484)		$295.10	(1,811)
Unvested and outstanding at December 31, 2011	$680.74	11,585		$298.15	53,098
Granted	$572.70	2,444		$394.00	15,050
Vested	$681.41	(2,673)	$1,980	$—	—
Forfeited	$684.43	(1,875)		$295.96	(12,324)
Unvested and outstanding at December 31, 2012	$651.97	9,481		$298.15	55,824
Granted	$626.02	2,839		$181.59	5,217
Vested	$662.55	(2,509)	$1,556	$—	—
Forfeited	$618.87	(1,734)		$340.23	(3,171)
Modified	$626.00	11,169		$324.47	(11,169)
Unvested and outstanding at December 31, 2013	$634.67	19,246		$307.45	46,701
During 2013, 2012, and 2011, respectively, we repurchased and canceled 1,025, 1,469, and 528 vested shares, primarily for tax withholding, and we expect to repurchase approximately 2,000 restricted shares vesting during the next twelve months. Based on an estimated fair value of $818.50 per Time Vested restricted share, the aggregate intrinsic value of the unvested Time Vested restricted shares outstanding was $15,753 as of December 31, 2013.

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

	2013	2012	2011
Stock-based compensation cost	$7,819	$4,982	$6,042
Less: stock-based compensation cost capitalized	(2,345)	(1,917)	(2,295)
Stock-based compensation expense	$5,474	$3,065	$3,747
Recognized tax benefit associated with stock-based compensation	$2,031	$1,230	$1,547
Payments for stock-based compensation were $1,533, $1,386, and $661 during 2013, 2012, and 2011, respectively. As of December 31, 2013 and 2012, accrued payroll and benefits payable included $5,080 and $2,636, respectively, for stock-based compensation costs expected to be settled within the next twelve months. Unrecognized stock-based compensation cost of approximately $15,867 is expected to be recognized over a weighted-average period of 2.9 years.

Note 11: Stockholders’ equity
Common Stock
Our Amended and Restated Certificate of Incorporation filed April 12, 2010, created seven classes of $0.01 par value per share common stock, classes A through G, with the rights and preferences summarized below. The class A common stock carries standard voting, dividend and liquidation rights. The class B, C and D common stock was issued to our existing stockholders, with a separate class issued to each stockholder. The class E and class F common stock was issued to CCMP. One share of class G common stock was issued to each of our existing stockholders.
On January 13, 2014, CHK Energy Holdings Inc. (“CHK Energy Holdings”), an indirect wholly owned subsidiary of Chesapeake Energy Corporation (“Chesapeake”), sold all of its equity interest in us to Healthcare of Ontario Pension Plan Trust Fund. The 279,999 class D shares and one class G share owned by CHK Energy Holdings automatically converted to class A common stock and all associated rights with the class D and class G common stock were terminated.
All remaining shares of class B through G common stock will automatically convert to class A common stock upon consummation of an initial public offering of shares of class A common stock resulting in proceeds to us of at least $250,000, which is underwritten on a firm commitment basis by a nationally recognized investment banking firm, and which results in the initial listing or quotation of the class A common stock on any national securities exchange (a “Qualified IPO”).
Holders of class B and C common stock have the right, in aggregate, to designate three directors. Holders of class E common stock have the right to designate two directors.
The class B, E, F and G common stock carry the following additional voting and consent rights:

•
So long as the class B holders own 80% or more of the common stock they owned as of April 12, 2010, the closing date of our initial Stockholders Agreement (the “Original Date”), and without such holder’s prior consent, we may neither initiate nor consummate a sale of the Company, whether in the form of a stock sale, asset sale, merger or any other form whatsoever (a “Company Sale”), or a liquidation or dissolution of the Company, on or prior to the sixth anniversary of the Original Date.

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

The rights and preferences of a holder of class B, C, E, F and G common stock terminate on the earlier of (x) the closing date of a Qualified IPO or (y) the date that such holder and its permitted transferees cease to beneficially own 5% or more of our fully-diluted common stock.
Stockholders Agreement
Effective April 12, 2010, we implemented a Stockholders Agreement to provide for certain general rights and restrictions, including board observer rights, informational rights, general restrictions on transfer of common stock, tag-along rights, preemptive rights, registration rights following a Qualified IPO and, subject to certain limited exceptions, prohibitions on the sale or acquisition of our common stock that would result in a change of control, as such term is defined under the indentures for our Senior Notes. The Stockholders Agreement was amended and restated on January 12, 2014 in conjunction with the sale of Chesapeake’s ownership interest in us to Healthcare of Ontario Pension Plan Trust Fund.
Our Stockholders Agreement, as amended, also provides for the following stockholder-specific rights or restrictions:

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

•	Other than pursuant to the exercise of preemptive rights, Healthcare of Ontario Pension Plan Trust Fund may not acquire more than 25% of our outstanding common stock.

•
CCMP may sell up to 20% of its common stock owned on the Original Date without restriction. Prior to a Qualified IPO and except in limited circumstances, CCMP is restricted from making further sales before the fourth anniversary of the Original Date, and any sales thereafter (but before a Qualified IPO) will be subject to certain rights of first offer provisions set forth in the Stockholders Agreement (the “ROFO provisions”).

•
Fischer may sell up to 20% of its common stock owned immediately prior to the Original Date subject to certain restrictions. Prior to a Qualified IPO and except in limited circumstances, Fischer is restricted from making further sales before the fourth anniversary of the Original Date, and any sales thereafter (but before a Qualified IPO) will be subject to the ROFO provisions.

•
Altoma may request to transfer its shares pursuant to a demand registration, but only after Altoma first offers such shares to the Company, and then to Fischer and CCMP in accordance with the procedures set forth in the Stockholders Agreement.

•
Either (i) CCMP or (ii ) a majority in interest of Fischer and Altoma may demand that we engage in a Qualified IPO (a “Demand IPO”), if (a) the price per share to be received by the Company or such party or parties, as the case may be, in such Demand IPO is at least 1.75 times the price per share paid by CCMP for our common stock pursuant to the Stock Purchase Agreement and (b) certain other conditions are met.

•	At any time after the four year anniversary of the Original Date, CCMP may demand a Demand IPO.

•
At any time after the sixth anniversary of the Original Date, and so long as a Qualified IPO has not yet occurred, CCMP may demand a Company Sale, subject to a right of first offer to purchase the Company provided to Fischer.

With the exception of registration rights, the rights and preferences of a stockholder under the amended and restated Stockholders Agreement will generally terminate on the earlier of (x) the closing date of a Qualified IPO or (y) the date that such holder and its permitted transferees cease to beneficially own 5% or more of our fully-diluted common stock.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 12: Related party transactions
Transactions with Chesapeake Energy Corporation
CHK Energy Holdings owned approximately 20% of our outstanding common stock as of December 31, 2013. We participate in ownership of properties operated by Chesapeake, and we received revenues and incurred joint interest billings on these properties as follows:

	Year ended December 31,
	2013	2012	2011
Revenues	$7,428	$3,625	$5,028
Joint interest billings	$(2,238)	$(4,896)	$(1,764)
In addition, Chesapeake participates in ownership of properties operated by us, and we paid revenues and recorded joint interest billings to Chesapeake on these properties as follows:

	Year ended December 31,
	2013	2012	2011
Revenues	$(5,075)	$(4,084)	$(2,834)
Joint interest billings	$9,689	$9,785	$4,056
Amounts receivable from and payable to Chesapeake were as follows:

	As of December 31,
	2013	2012
Receivable from Chesapeake	$466	$2,071
Payable to Chesapeake	$64	$864
On January 13, 2014, CHK Energy Holdings sold all of its equity interest in us to Healthcare of Ontario Pension Plan Trust Fund. The sale by Chesapeake was in compliance with terms and conditions of the Stockholders Agreement described in “Note 11—Stockholders’ equity.”

Note 13: Retirement benefits
We provide a 401(k) retirement plan for all employees, and during 2013, we matched employee contributions 100%, up to 7% of each employee’s gross wages, an increase from 6% and 6% during 2012 and 2011, respectively. At December 31, 2013, 2012, and 2011, there were 585, 661, and 625 employees, respectively, participating in the plan. Our contribution expense was $3,621, $2,809, and $2,390 for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 14: Commitments and contingencies
Letters of Credit. Standby letters of credit (“Letters”) available under our senior secured revolving credit facility are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had various Letters outstanding totaling $920 and $920 as of December 31, 2013 and 2012, respectively. Interest on each Letter accrues at the lender’s prime rate for all amounts paid by the lenders under the Letters. No amounts were paid by the lenders under the Letters, therefore we paid no interest on the Letters during the years ended December 31, 2013, 2012, or 2011.
Commitments. We have four long-term contracts with four different suppliers to purchase CO2. Contract terms range from 2 to 20 years and provide for renewal or cancellation upon the occurrence of specific future events. Pricing under one of these contracts is fixed. Pricing under two of the contracts varies with the price of oil. The fourth contract provides fixed pricing through 2018 but becomes dependent upon the price of oil in subsequent years. Under this contract, we are obligated to purchase an average of approximately 24 MMcf/d in the first contract year and 35 MMcf/d for the remaining contract term or pay for any deficiencies at the price in effect when the minimum delivery was to have occurred. After the first ten contract years, we may permanently reduce up to 100% of our purchase rate with six months’ notice.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

As of December 31, 2013, we were purchasing approximately 73 MMcf/d of CO2, from all sources combined and we expect to purchase an average of approximately 72 MMcf/d over the remaining contract terms. Purchases under these contracts were $3,849, $3,860, and $5,011 during 2013, 2012, and 2011, respectively.
Based on current prices, our estimated minimum purchase obligations under our CO2 contracts are as follows:

2014	$2,506
2015	2,552
2016	1,289
2017	1,289
2018	2,008
2019 and thereafter	10,186
$19,830
Operating Leases. We rent equipment used on our oil and natural gas properties and have operating lease agreements for office equipment. Rent expense for the years ended December 31, 2013, 2012, and 2011 was $8,967, $8,144, and $6,715, respectively. Our leases relating to office equipment have terms of up to five years. As of December 31, 2013, total remaining payments associated with these operating leases were $955. We entered into two short-term interim agreements in 2013 for three compressors under construction. Completion and acceptance is expected to occur in 2014, at which time we will finalize operating lease terms.
Other Contingencies. We have entered into change of control severance agreements under which our officers are entitled to receive certain severance benefits. The severance payment will be paid in equal monthly installments over a period of months as calculated under the terms of the agreement and will be equal to a set multiplier times the sum of (A) the officer’s base salary as in effect immediately prior to their termination date, plus (B) the officer’s bonus for the full year in which the termination date occurred.
Litigation and Claims
Naylor Farms, Inc., individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On June 7, 2011, Naylor Farms, Inc. (the “Plaintiff”), filed a complaint against us in the United States District Court for the Western District of Oklahoma, alleging claims on behalf of itself and non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging damages in excess of $5,000. The Plaintiff also requests allowable interest, punitive damages, cancellation of leases, other equitable relief, and an award of attorney fees and costs. We have denied liability on the claims and raised arguments and defenses that, if accepted by the Court, will result in no loss to us. The case was stayed on August 9, 2012 to allow the U.S. Court of Appeals for the Tenth Circuit to decide two unrelated cases that had issues similar to this case. The Tenth Circuit issued its opinions in those unrelated cases on July 9, 2013 and mandates were issued July 31, 2013. On or about October 1, 2013, the Court lifted the stay and entered a new scheduling order. The parties are conducting additional discovery and Plaintiff’s Motion for Class Certification is due August 10, 2014. Because a class has not been certified, we are not yet able to estimate a possible loss, or range of possible loss, if any.
Amanda Dodson, individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On May 10, 2013, Amanda Dodson (the “Plaintiff”), filed a complaint against us in the District Court of Mayes County, Oklahoma, alleging claims on behalf of herself and all non-governmental Oklahoma citizens who are royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Petition was not served until July 2, 2013. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging entitlement to actual damages in an unspecified amount. The Plaintiff also requests allowable interest, punitive damages, injunctive relief, an accounting, disgorgement damages, and an award of attorney fees and costs. We have denied liability on the claims and raised arguments and defenses that, if accepted by the Court, will result in no loss to us. At this time, a class has not been certified and discovery has yet to begin. As such, we are not yet able to estimate a possible loss, or range of possible loss, if any.

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

	2013	2012	2011
Property acquisition costs
Proved properties	$69,962	$1,108	$1,024
Unproved properties	145,853	46,895	15,795
Total acquisition costs	215,815	48,003	16,819
Development costs	376,394	409,429	250,182
Exploration costs(1)	77,507	54,432	57,016
Total	$669,716	$511,864	$324,017
 ________________

(1)	Includes $37,344, $52,188, and $33,030 of EOR costs in 2013, 2012, and 2011, respectively.
Depreciation, depletion, and amortization expense of oil and natural gas properties was $179,734, $154,788, and $132,307 for the years ended December 31, 2013, 2012, and 2011, respectively. The average depreciation, depletion and amortization rate per equivalent unit of production was $18.45, $16.98, and $15.29 for the years ended December 31, 2013, 2012, and 2011, respectively.
Oil and natural gas properties not subject to amortization consist of the cost of unevaluated properties and seismic costs associated with specific unevaluated properties. Of the $321,477 of unproved property costs at 2013 being excluded from the amortization base, $169,044, $114,406, and $9,372 were incurred in 2013, 2012, and 2011, respectively, and $28,655 was incurred in prior years. We expect to complete our evaluation for the majority of these costs relating to non-EOR properties within the next two to five years.

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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Our oil and natural gas reserves are attributable solely to properties within the United States. A summary of the changes in our quantities of proved oil and natural gas reserves for the three years ended December 31, 2013 are as follows:

	Oil (MBbls)(1)	Natural Gas (MMcf)	Total (MBoe)
Proved developed and undeveloped reserves
Balance at January 1, 2011	93,412	335,220	149,282
Purchase of minerals in place	241	822	378
Sales of minerals in place	(2,355)	(7,134)	(3,544)
Extensions and discoveries	6,362	40,896	13,178
Revisions	6,711	(12,882)	4,564
Improved recoveries	1,057	—	1,057
Production	(5,048)	(21,642)	(8,655)
Balance at December 31, 2011	100,380	335,280	156,260
Purchase of minerals in place	—	57	9
Sales of minerals in place	(2,694)	(6,608)	(3,795)
Extensions and discoveries	7,117	37,256	13,326
Revisions	3,410	(89,036)	(11,429)
Improved recoveries	842	—	842
Production	(5,812)	(19,834)	(9,118)
Balance at December 31, 2012	103,243	257,115	146,095
Proved developed reserves:
January 1, 2011	55,607	257,754	98,566
December 31, 2011	62,450	226,008	100,118
December 31, 2012	63,956	185,826	94,927
Proved undeveloped reserves:
January 1, 2011	37,805	77,466	50,716
December 31, 2011	37,930	109,272	56,142
December 31, 2012	39,287	71,289	51,169
  ________________

(1)	Includes natural gas liquids.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

	Oil (MBbls)	Natural gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBoe)
Proved developed and undeveloped reserves
As of January 1, 2013	92,047	257,115	11,195	146,095
Purchase of minerals in place	3,283	3,618	1,059	4,945
Sales of minerals in place	(5,174)	(9,708)	(324)	(7,116)
Extensions and discoveries	11,556	62,412	3,127	25,085
Revisions(1)	(7,772)	9,735	1,479	(4,671)
Improved recoveries	3,879	—	—	3,879
Production	(5,006)	(20,250)	(1,361)	(9,742)
Balance at December 31, 2013	92,813	302,922	15,175	158,475
Proved developed reserves at December 31, 2013	56,360	196,920	11,484	100,664
Proved undeveloped reserves at December 31, 2013	36,453	106,002	3,691	57,811
  ________________

(1)
The downward revision in our oil reserves during 2013 was primarily due to removing proved undeveloped reserves that are not expected to be developed within the five-year time frame mandated by the SEC and to negative technical revisions. These downward revisions were partially offset by positive revisions due to improved pricing of oil and natural gas.

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
Future cash inflows used in the standardized measure calculation were estimated by applying a twelve-month average price for oil, gas and natural gas liquids, adjusted for location and quality differences, to the estimated future production of year-end proved reserves. Future cash inflows do not reflect the impact of future production that is subject to open derivative positions (see “Note 6—Derivative instruments”). Future cash inflows were reduced by estimated future development, abandonment and production costs based on year-end costs in order to arrive at net cash flows before tax. Future income tax expense has been computed by applying year-end statutory tax rates to aggregate future pre-tax net cash flows reduced by the tax basis of the properties involved and tax carryforwards. GAAP requires the use of a 10% discount rate and prices and costs excluding escalations based upon future conditions.
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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	For the year ended December 31,
	2013	2012	2011
Future cash flows	$10,660,532	$9,690,171	$10,737,829
Future production costs	(3,841,723)	(3,737,069)	(4,061,713)
Future development and abandonment costs	(1,506,585)	(1,172,786)	(1,202,438)
Future income tax provisions	(1,328,925)	(1,223,036)	(1,653,666)
Net future cash flows	3,983,299	3,557,280	3,820,012
Less effect of 10% discount factor	(2,239,527)	(2,033,599)	(2,222,100)
Standardized measure of discounted future net cash flows	$1,743,772	$1,523,681	$1,597,912

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	For the year ended December 31,
	2013	2012	2011
Beginning of year	$1,523,681	$1,597,912	$1,236,026
Sale of oil and natural gas produced, net of production costs	(418,224)	(346,627)	(374,300)
Net changes in prices and production costs	172,975	(206,640)	538,466
Extensions and discoveries	514,743	224,903	224,027
Improved recoveries	79,589	14,204	17,969
Changes in future development costs	(236,121)	(18,184)	(238,881)
Development costs incurred during the period that reduced future development costs	110,354	118,502	166,161
Revisions of previous quantity estimates	(95,855)	(192,894)	77,588
Purchases and sales of reserves in place, net	(20,021)	(54,070)	(40,662)
Accretion of discount	152,830	214,794	169,679
Net change in income taxes	(60,981)	166,238	(177,142)
Changes in production rates and other	20,802	5,543	(1,019)
End of year	$1,743,772	$1,523,681	$1,597,912
The following prices for oil, natural gas, and natural gas liquids before field differentials were used in determining future net revenues related to the standardized measure calculation.

	2013	2012	2011
Oil (per Bbl)	$96.78	$94.71	$96.19
Natural gas (per Mcf)	$3.67	$2.76	$4.11
Natural gas liquids (per Bbl) (1)	$32.53	$—	$—
 ________________

(1)	The NGL price is provided only for 2013 to coincide with our separate presentation of NGL reserves in that year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. Based on their evaluation as of the end of the fiscal year ended December 31, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the 1992 Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The following table provides information regarding our executive officers and directors. Our board of directors currently consists of four members: Mark A. Fischer, Charles A. Fischer, Jr., Christopher Behrens, and Kyle Vann. Mark A. Fischer is a full-time employee.

Name	Age	Position
Mark A. Fischer	64	Chairman and Chief Executive Officer
K. Earl Reynolds	53	President and Chief Operating Officer
Joseph O. Evans	59	Chief Financial Officer and Executive Vice President
David J. Ketelsleger	49	Senior Vice President and General Counsel
Jeffrey M. Gutman	48	Senior Vice President—Chief Corporate Development Officer
G. Don Culpepper, Jr.	55	Senior Vice President—Corporate Drilling Manager
James M. Miller	51	Senior Vice President—Production Operations
Scott C. Wehner	55	Senior Vice President—EOR Manager
Jeffery D. Dahlberg	56	Senior Vice President—Resource Development
Charles A. Fischer, Jr.	65	Director
Christopher Behrens	53	Director
Kyle Vann	66	Director
Mark A. Fischer, Chairman and Chief Executive Officer, and Co-Founder, co-founded Chaparral in 1988 and has served as its Chief Executive Officer and Chairman of the Board since its inception and President from inception to December 31, 2013. Mr. Fischer began his career with Exxon Company USA in 1972 in the Permian Basin of West Texas where he held various positions as production engineer, reservoir engineer, field superintendent and finally supervising production engineer. From 1977 until 1980, Mr. Fischer served as the drilling and production manager for the West Texas and then Mid-Continent Division of TXO Production Corp. Prior to founding Chaparral, he served as division operations manager for Slawson Exploration Company from 1980 until 1988, focusing on the Mid-Continent and Panhandle Divisions. He is a member of the Society of Petroleum Engineers and the American Petroleum Institute. Mr. Fischer served as a director of the API from 1984-1986. He currently sits on the Board of Directors of Pointe Vista Development, LLC and several non-profit organizations including the Boy Scouts of America, the Texas A&M Look College of Engineering Advisory Council and Texas A&M Energy Institute. Mr. Fischer graduated from Texas A&M University in 1972 with an honors degree in aerospace engineering. Mark A. Fischer and Charles A. Fischer, Jr. are brothers. Mr. Fischer is the board designee of the holders of our class B common stock.
K. Earl Reynolds, President and Chief Operating Officer, joined Chaparral in February 2011 as our Chief Operating Officer. Mr. Reynolds became our President effective January 1, 2014. From 2000 through 2010, Mr. Reynolds was actively involved in international operations and strategic planning for Devon Energy, most recently serving as Senior Vice President—Strategic Development, and was responsible for tactical planning, budgeting, coordination of acquisitions and divestitures, and oversight of the company’s assessment of oil and natural gas reserves. Prior to Devon Energy, Mr. Reynolds’ career included several key leadership roles in domestic and international operations with companies such as Burlington Resources and Mobil Oil. Mr. Reynolds is registered as a Professional Engineer and a member of the Society of Petroleum Engineers. He has served on the board of directors for several non-profit organizations in Houston and Oklahoma City. Mr. Reynolds holds a Master of Science degree in Petroleum Engineering from the University of Houston and a Bachelor of Science degree in Petroleum Engineering from Mississippi State University.
Joseph O. Evans, Executive Vice President and Chief Financial Officer, joined Chaparral in July of 2005 as Chief Financial Officer. From 1998 to June 2005, Mr. Evans was a consultant and practiced public accounting with the firm of Evans Gaither & Assoc. From 1997 to 1998, he served as Senior Vice President and Financial Advisor, Energy Lending, for First National Bank of Commerce in New Orleans. From 1976 until 1997, Mr. Evans worked in the Oklahoma practice of Deloitte & Touche where he became an Audit Partner. While at Deloitte he was a member of the energy industry group and was responsible for services on numerous Commission filings for clients. Mr. Evans has instructed numerous continuing professional education courses focused on compliance with the Sarbanes Oxley Act. He is a Certified Public Accountant and an Accredited Petroleum Accountant. Mr. Evans is a graduate of the University of Central Oklahoma with a Bachelor of Science degree in Accounting.

David J. Ketelsleger, Sr. Vice President and General Counsel, joined Chaparral in November 2012 and oversees the Company’s Legal, Human Resources, Land Administration, Acquisitions & Divestitures, Marketing and Environmental Health and Safety departments. Prior to joining the Company, Mr. Ketelsleger was a partner at the law firm of McAfee & Taft A Professional Corporation specializing in public and private finance, securities and business transactions since 1990. He is listed in The Best Lawyers in America (corporate compliance law; corporate governance law; corporate law; mergers and acquisitions law; securities/capital markets law) and Chambers USA Guide to America’s Leading Lawyers for Business. Mr. Ketelsleger has been a Certified Public Accountant since 1986 and worked at Touche Ross & Co. prior to attending law school. He earned his Bachelor of Arts degree, summa cum laude, in Accounting from the University of Montana and his Juris Doctorate, with highest honors, from the University of Oklahoma.
Jeffrey M. Gutman, Sr. Vice President—Chief Corporate Development Officer, joined Chaparral in February 2013. Prior to joining the Company, Mr. Gutman had been at Oxford Resource Partners, LP (Oxford), a producer of surface-mined steam coal based in Columbus, Ohio. Mr. Gutman served as Oxford’s Senior Vice President and Chief Financial Officer since 2008, and led Oxford’s initial public offering as an MLP in 2010. Prior to his joining Oxford, Mr. Gutman was with The Williams Companies, Inc. in Tulsa, Oklahoma for 17 years where he served in several leadership positions including Business Development and Mergers and Acquisitions, Chief Financial Officer of Gulf Liquids, Structured Finance and Capital Services. Prior to joining Williams, Mr. Gutman was with Deloitte & Touche, LLC in their Tulsa office. Mr. Gutman is a Certified Public Accountant in Oklahoma and holds a Bachelors degree in Accounting from Oklahoma State University.
G. Don Culpepper, Jr., Sr. Vice President—Corporate Drilling Manager, joined Chaparral in June 2011. From 2004 to May 2011, Mr. Culpepper was actively involved in domestic drilling operations for Devon Energy, most recently serving as Director-Category Management & Analysis, and was responsible for leading activities in building a new organizational capability to identify strategic categories of spend in order to more efficiently leverage the corporation’s capital budget relative to supply chain needs in the United States and Canada. Prior to Devon Energy, Mr. Culpepper’s career included key roles of responsibility in domestic and international operations with companies such as EOG Resources and Texaco. He is a graduate of the University of North Texas and has completed several post graduate certificate programs from The Johnson Graduate School of Management at Cornell University.
James M. Miller, Sr. Vice President—Production Operations, joined Chaparral in 1996, as Operations Engineer. Since joining Chaparral, Mr. Miller has been promoted to positions of increasing responsibility and currently oversees all company production operations and field services. Mr. Miller has gained particular expertise in the area of operating secondary and tertiary recovery units. Prior to joining Chaparral, Mr. Miller worked for KEPCO Operating Inc. for one year as a petroleum engineer. From 1987 to 1995, he was employed by Robert A. Mason Production Co., as a petroleum engineer, and later as Vice President of Production. He is a member of the Society of Petroleum Engineers and the American Petroleum Institute. Mr. Miller attended the University of Oklahoma and received a Bachelor of Science degree in Petroleum Engineering in 1986.
Scott C. Wehner, Sr. Vice President—EOR Manager, joined Chaparral in 2010 as the Vice President of the EOR-CO2 Unit. Prior to joining Chaparral, Mr. Wehner worked for Whiting O&G Corp. for 5 years where he assisted with the capitalization of assets with CO2 potential. Prior to Whiting, he left Texaco after 20 years to help Kinder Morgan open its CO2 EOR operations office in Midland, Texas to exploit the acquisition of SACROC Unit. He worked at Kinder Morgan for 5 years. With 33 years industry experience, his past 26 years have been associated with the evaluation, design, implementation and management of CO2 projects in West Texas, Southeast New Mexico, Oklahoma and Wyoming. He has published and presented various CO2-related papers and has a US Patent involving the CO2 process. He is a member, and past Director, of the International Society of Petroleum Engineers, sits on the RCP Advisory Board of the Colorado School of Mines and is a member of the Oklahoma Independent Petroleum Association. Mr. Wehner graduated from the University of Missouri—Rolla in 1980 with a BSc in Geological Engineering and received UMRs Distinguished Young Alumnus Award in 1997. He is a recipient of a 2003 Engineer of the Year Award from the Texas Society of Professional Engineers and is a member of the American Petroleum Institute.
Jeffery D. Dahlberg, Sr. Vice President—Resource Development, joined the Company in 2007 as District Manager of the Mid-Continent West Division. From 2003 through 2007, Mr. Dahlberg was actively employed in technical and senior management positions for Windsor Energy, most recently serving as its Chief Operating Officer. Prior to Windsor Energy, Mr. Dahlberg’s career included several technical and management roles with Enserch Exploration, Texas Oil and Gas, and Twister Gas Services. Mr. Dahlberg is a member of the Society of Petroleum Engineers and holds a Bachelor of Science degree in Petroleum Engineering from Louisiana Tech University, graduating in 1980.

Charles A. Fischer, Jr., Director and Co-Founder, co-founded the Company in 1988, and has served as a director of the Company since its inception. Mr. Fischer joined Chaparral full-time in 2000 and served as its Chief Financial Officer, Senior Vice President and Chief Administrative Officer before retiring in 2007. Mr. Fischer serves as a managing partner of Altoma Energy GP and as President of C.A. Fischer Lumber Co. Ltd. which he formed in 1978 in western Canada. Mr. Fischer began his career with Renewable Resources in 1974 as a senior scientist on the Polar Gas Pipeline Project investigating the feasibility of bringing natural gas from the high Arctic to south central Canada. Mr. Fischer has served as director and President of the Canadian Western Retail Lumberman’s Association and received the 2001 Industry Achievement Award. He graduated from Texas A&M University with a Bachelor of Science degree in Biology and from the University of Wisconsin with a Master of Science degree in Ecology. Mr. Fischer is a brother to Mark Fischer. Mr. Fischer is the board designee of the holders of our class C common stock.
Christopher Behrens, Director, joined the Board of Directors of the Company in April 2010 as a nominee of CCMP Capital Advisors, LLC. Mr Behrens is a Managing Director in the New York office of CCMP Capital and a member of the firm’s Investment Committee. Mr. Behrens focuses on making investments in the energy, industrial and distribution sectors. Prior to joining CCMP in 1994, he was a Vice President in the Merchant Banking group of The Chase Manhattan Corporation. Mr. Behrens also serves on the board of directors of Newark E&P Holdings, LLC and Noble Environmental Power, LLC. Mr. Behrens holds a B.A. from the University of California, Berkeley and an M.A. from Columbia University. Mr. Behrens is one of the two board designees of the holders of our class E common stock.
Kyle Vann, Director, joined the Board of Directors of Chaparral Energy, Inc. in November 2012 as a nominee of CCMP Capital Advisors, LLC. He joined CCMP Capital as an Executive Advisor in October 2012. Mr. Vann possesses extensive experience in midstream, energy services and trading. He spent 25 years in various senior leadership positions at Koch Industries including leading the creation of Entergy-Koch LP, an energy trading and transportation joint venture between Entergy Corporation and Koch Industries operating in North America and Europe, and served as its CEO. A chemical engineer by training, Mr. Vann has supported development of early trading models for price-setting mechanisms between crude and refined products, the development of Koch’s Texas Pipeline System from Corpus Christi, Texas, to Dallas, and was also deeply involved with Charles Koch’s development of Market-Based Management® which helped the company significantly out-perform the S&P 500. Mr. Vann started his career with Humble Oil and Refining Company (which later became part of Exxon) as a refinery engineer. He also serves on the board of directors of Texon LP, Crosstex Energy and Legacy Reserves and provides energy consulting services to Entergy Corporation. He earned his B.S. in Chemical Engineering from the University of Kansas and recently was named as a recipient of the university’s Distinguished Engineering Service Award. Mr. Vann is one of the two board designees of the holders of our class E common stock.
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
Compensation Targets
From time to time, we review compensation data from a variety of different sources, including from the Oil & Gas E&P Survey prepared by Effective Compensation, Incorporated (the “Survey Data”) to ensure that our Senior Executive base salary compensation program generally aligns with the median of the Survey Data. The Survey Data is a compilation of compensation and other data from the prior year based upon over 100 exploration and production firms that participated in the survey. In specific preparation for 2013, we utilized guidance and executive compensation data from the Southwest Energy Group, Meridian Compensation Partners and the Hay Group.
In determining base salaries for our executive officers, in addition to the Survey Data referenced above, our Board also considers the current level of the executive officer’s compensation, both internally and relative to other Company officers and current industry and economic factors. The process can best be described as (i) first, looking within our Company at the current salary structure among the executive group to ensure fairness and consistency, (ii) second, evaluating the Company’s performance to ensure that compensation is, in large part, performance-based, (iii) third, looking at general industry conditions, and (iv) fourth, looking at peer group companies to determine if the range of compensation paid to our executive officers is within the “fairway” of the compensation paid to executives in similarly situated companies.
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
Base Salaries
For 2013, Senior Executive base salaries were increased from 2012 (on average seven percent (7%)) due to general industry conditions and the economic and industry outlook for 2013. We usually adjust base salaries for Senior Executives annually based on performance. The PEO did not rely solely on predetermined formulas or a limited set of criteria when evaluating the base salaries of the Senior Executives for 2013. This is in line with our philosophy that Senior Executive compensation should be paid at approximately the competitive median levels based on market data, and taking current industry and economic factors into consideration. The salaries paid to the PEO and the NEOs during fiscal year 2013 are shown in the Summary Compensation Table in this annual report.
Annual Bonus Plan
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
The targets for individual awards are expressed as a percentage of an employee’s eligible earnings for the plan year and are based on pay grade and level of responsibility. The first 50% of the computation of an employee’s AIM award is determined based solely on the Company’s performance on six Company-wide performance measures: EBITDA—25%; Production Volume (Boe/d)—20%; Reserve Replacement—10%; E&P and EOR Capital Effectiveness—25%; Lease Operating Expenses ($/Boe)—10%; and Safety—10%. The remaining 50% of the computation of an employee’s AIM award is discretionary and is based on the performance of the department or business unit in which the employee works and his or her individual performance and contributions, as reflected by his or her performance review.
For the 2013 AIM program plan year, the Company performed at 104% of its target. Therefore, 50% of all eligible employees’ target bonus was paid at 104% of target. The remaining 50% was discretionary and varied by employee based on individual targets, department and business unit performance, and individual contributions.

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

Effective January 1, 2013, we amended and restated the Performance Vested restricted stock awards to reflect that (i) those shares which would vest if CCMP receives net cash proceeds from a Transaction that yields a return of at least 400% per share, or 20% of the Performance Vested awards then outstanding, were removed from the initial Performance Vested restricted stock awards and an equal number of Time Vested restricted stock awards were granted effective as of January 1, 2013; and (ii) the return on investment targets applicable to the remaining number of Performance Vested restricted shares outstanding were set at the following levels:

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
We adopted the 401(k) plan to enable employees to save for retirement through a tax-advantaged combination of employee and Company contributions and to provide employees the opportunity to directly manage their retirement plan assets through a variety of investment options. The 401(k) plan allows eligible employees to elect to contribute from 1% to 60% of their eligible compensation, up to the annual IRS dollar limit. Eligible compensation generally means all wages, salaries and fees for services paid by us. The Company matches at a rate of $1.00 per $1.00 employee contribution for the first 7% of the employee’s salary. Company contributions vest as follows:

Years of Service for Vesting	Percentage
1	33%
2	33%
3	34%
However, regardless of the number of years of service, an employee is fully vested in his 401(k) plan if the employee retires at age 65 or later, attains age 62 and completes six years of service, or the employee’s employment is terminated due to death or total and permanent disability. The 401(k) plan provides for different investment options, for which the participant has sole discretion in determining how both the employer and employee contributions are invested. The 401(k) plan does not provide our employees the option to invest directly in our stock. The 401(k) plan offers in-service withdrawals in the form of loans, hardship distributions, after-tax account distributions and age 59.5 distributions.

Indemnification agreements
We have indemnification agreements with Mark A. Fischer, K. Earl Reynolds, Joseph O. Evans, James M. Miller, Jeffrey M. Gutman, Charles A. Fischer, Jr., Christopher Behrens and Kyle Vann. These indemnification agreements are intended to permit indemnification to the fullest extent now or hereafter permitted by the General Corporation Law of Delaware. It is possible that the applicable law could change the degree to which indemnification is expressly permitted.
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
Employment Agreements
We have entered into employment agreements with each of our NEOs, under the terms of which each will serve in their respective officerial positions. The initial term of the employment agreements are three years, each with an automatic two-year renewal and automatic annual renewals thereafter. The employment agreements provide our NEOs the following compensation arrangements:

Name	Effective Date	Minimum Base Salary	Target Annual Bonus (as a % of Base)	Equity Grant (Time Vested)(1)	Equity Grant (Performance Vested)(1)
Mark A. Fischer	April 12, 2010	$620,298	100%	$1,814,366	$3,673,995
K. Earl Reynolds(2)	April 12, 2010	375,000	80%	746,201	1,528,860
Joseph O. Evans	April 12, 2010	345,030	80%	725,883	1,469,598
James M. Miller	April 12, 2010	273,798	70%	700,324	3,287,099
Jeffrey M. Gutman	February 6, 2013	290,000	70%	1,287,682	723,455
________________
(1)    The value shown is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)    An amended employment agreement for K. Earl Reynolds was effective January 1, 2014. Provisions include a change in minimum base salary to $500,400 and the target annual bonus increased to 90% of base salary.
Each NEO participates in our welfare benefit plans and fringe benefit, vacation and expense reimbursement policies. Each employment agreement provides for certain payments in the event of an NEO’s termination. The termination payments are discussed below under the heading “Potential Payments Upon Termination or Change of Control.” Each employment agreement contains certain restrictive covenants that generally prohibit our NEOs from (i) competing against us, (ii) disclosing information that is confidential to us and our subsidiaries and (iii) during the employment term and for each NEO, a period of months equal to the product of 12 times the Severance Multiple of that NEO, as described below, thereafter, from soliciting or hiring our employees and those of our subsidiaries or soliciting our customers.

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
Kyle Vann
Christopher Behrens
Charles A. Fischer

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
None of our executive officers have served as members of a compensation committee (or if no committee performs that function, the board of directors) of any other entity that has an executive officer serving as a member of our board of directors. All members of the Board of Directors serve on the compensation committee and Christopher Behrens serves as Chairman of the compensation committee.

SUMMARY COMPENSATION TABLE
The following table below summarizes the total compensation paid to or earned by each of the NEOs for the fiscal year ended December 31, 2013, 2012, and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock awards ($)(2)	All other compensation ($)(3)	Total ($)
Mark A. Fischer	2013	$725,284	$767,093	$1,147,815	$81,059	$2,721,251
Chairman and Chief Executive Officer	2012	657,914	720,836	—	51,969	1,430,719
	2011	645,500	652,842	—	32,890	1,331,232

K. Earl Reynolds	2013	$437,400	$370,091	$456,387	$34,674	$1,298,552
President and Chief Operating Officer	2012	389,423	365,148	—	36,870	791,441
	2011	346,154	305,827	2,275,061	59,324	2,986,366

Joseph O. Evans	2013	$399,567	$329,208	$459,126	$38,551	$1,226,452
Chief Financial Officer and Executive Vice President	2012	362,452	299,223	—	29,063	690,738
	2011	359,000	280,451	—	12,362	651,813

James M. Miller	2013	$351,540	$267,961	$459,126	$36,461	$1,115,088
Senior Vice President—Production Operations	2012	312,981	245,646	—	36,096	594,723
	2011	310,000	248,775	—	15,537	574,312

Jeffrey M. Gutman	2013	$250,962	$225,656	$2,011,137	$28,903	$2,516,658
Senior Vice President—Chief Corporate Development Officer	2012	—	—	—	—	—
	2011	—	—	—	—	—

 ________________

(1)	Bonuses earned by NEOs in 2013 and paid in 2014 were performance-based cash incentives under our AIM program.

(2)
The values shown are the aggregate grant date fair value for initial awards or the incremental fair value as of the modification date for modified awards, computed in accordance with FASB ASC Topic 718. Awards issued to Mssrs. Fischer, Reynolds, Evans and Miller in 2013 are shares issued in the modification discussed in “2010 Equity Incentive Plan - Performance Vested Restricted Stock Awards.”

(3)
Perquisites and other compensation are limited in scope and in 2013 were primarily comprised of company 401K matching; company automobile and airplane usage; and employer-paid medical benefits including accidental death and dismemberment, dental, life, medical and long-term and short-term disability coverage.

GRANTS OF PLAN-BASED AWARDS IN 2013
The following table shows grants of equity-based awards in 2013 for each NEO.

		Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units(2) (#)	Grant Date Fair Value of Stock and Option Awards(3) ($)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)
Mark A. Fischer—Time Vested	January 1, 2013	—	n/a	—	2,490	$1,147,815
K. Earl Reynolds—Time Vested	January 1, 2013	—	n/a	—	996	$456,387
Joseph O. Evans—Time Vested	January 1, 2013	—	n/a	—	996	$459,126
James M. Miller—Time Vested	January 1, 2013	—	n/a	—	996	$459,126
Jeffrey M. Gutman—Time Vested	February 18, 2013	—	n/a	—	2,057	$1,287,682
Jeffrey M. Gutman—Performance Vested	February 18, 2013	—	n/a	3,984	—	$723,455
________________

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

(3)
The values shown are the aggregate grant date fair value for initial awards or the incremental fair value as of the modification date for modified awards, computed in accordance with FASB ASC Topic 718. Awards issued to Mssrs. Fischer, Reynolds, Evans and Miller are shares issued in the modification discussed in “2010 Equity Incentive Plan - Performance Vested Restricted Stock Awards.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2013
The following table shows outstanding restricted stock awards as of December 31, 2013 for each NEO.

	Time Vested Awards		Performance Vested Awards
Name	Number of Shares of Stock That Have Not Vested(1) (#)	Market Value of Shares of Stock That Have Not Vested(2) ($)	Number of Shares of Stock That Have Not Vested(3) (#)	Market Value of Shares of Stock That Have Not Vested(4) ($)
Mark A. Fischer	3,552	$2,907,312	9,960	$2,040,804
K. Earl Reynolds	1,632	1,335,792	3,984	816,322
Joseph O. Evans	1,421	1,163,089	3,984	816,322
James M. Miller	1,421	1,163,089	3,984	816,322
Jeffrey M. Gutman	2,057	1,683,655	3,984	816,322
________________

(1)	The Time Vested restricted stock awards vest over a five-year period.

(2)	The table assumes an estimated fair value per share of $818.50 as of December 31, 2013.

(3)
See “Executive compensation—Compensation discussion and analysis—2010 Equity Incentive Plan—Performance Vested Restricted Stock Awards” for specific information regarding the potential vesting scenarios.

(4)	The table assumes an estimated fair value per share of $204.90 as of December 31, 2013.

2013 STOCK VESTED
The following table shows restricted stock awards that vested during the year ended December 31, 2013 for each NEO that participates in the 2010 Plan.

	Time Vested Restricted Stock Awards
Name	Number of Shares of Stock That Have Vested (#)	Value Realized on Vesting ($)
Mark A. Fischer	531	$332,406
K. Earl Reynolds(1)	212	119,420
Joseph O. Evans (2)	212	132,712
James M. Miller(3)	212	132,712
Jeffrey M. Gutman	—	—
________________

(1)	We withheld 101 vested shares and paid taxes of $56,464 on March 10, 2013.

(2)	We withheld 98 vested shares and paid taxes of $60,857 on April 21, 2013.

(3)	We withheld 99 vested shares and paid taxes of $61,650 on April 14, 2013.

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
The following table quantifies amounts that would have been paid pursuant to the employment agreements for each of our NEOs assuming a termination without cause or by the NEO for good reason not following a change in control took place on December 31, 2013, and assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2013.

Name	Base Salary	Annual Bonus	Severance Multiple	Benefits	Total
Mark A. Fischer	$725,284	$767,093	2.5	$35,111	$3,766,054
K. Earl Reynolds(1)	437,400	370,091	2.0	29,062	1,644,044
Joseph O. Evans	399,567	329,208	2.0	31,051	1,488,601
James M. Miller	351,540	267,961	1.5	27,916	957,168
Jeffrey M. Gutman	290,000	175,656	1.5	17,589	716,073
 ________________
(1)    An amended employment agreement for K. Earl Reynolds was effective January 1, 2014. Provisions include a change in minimum base salary to $500,400 and the target annual bonus increased to 90% of base salary.
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

The following table quantifies amounts that would have been paid pursuant to the employment agreements for each of our NEOs assuming a termination without cause or by the NEO for good reason following a CiC took place on December 31, 2013, and assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2013.

Name	Base Salary	Annual Bonus	Severance Multiple	Benefits	Total
Mark A. Fischer	$725,284	$767,093	3.0	$35,111	$4,512,242
K. Earl Reynolds(1)	437,400	370,091	2.5	29,062	$2,047,790
Joseph O. Evans	399,567	329,208	2.5	31,051	1,852,989
James M. Miller	351,540	267,961	2.0	27,916	1,266,918
Jeffrey M. Gutman	290,000	175,656	2.0	17,589	948,901
 ________________
(1)    An amended employment agreement for K. Earl Reynolds was effective January 1, 2014. Provisions include a change in minimum base salary to $500,400 and the target annual bonus increased to 90% of base salary.
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
No amounts would have been paid pursuant to the employment agreements for each of our NEOs assuming a termination for cause or by the NEO without good reason took place on December 31, 2013, and assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2013.
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
No amounts would have been paid pursuant to the employment agreements for each of our NEOs assuming an event of death or disability took place on December 31, 2013, and assuming all accrued compensation or reimbursable expenses had been paid on December 31, 2013.
Payments of separation benefits may be delayed if (i) the NEO is a “specified employee” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”), as of the date of his separation from service and (ii) the amount of any separation benefits payable to him are subject to Section 409A. In such instance, the separation benefits will not be paid to the NEO until six months after the date of separation from service, or, if earlier, the date of his death.

Other Payments Made Upon Termination, Retirement, Death or Disability
Certain accelerated vesting provisions will apply to each NEO’s restricted stock awards if the NEO’s employment is terminated without cause or by the NEO for good reason. See “—Compensation Discussion and Analysis—Long-term Retention and Incentive Compensation—2010 Equity Incentive Plan.”
Regardless of the manner in which an NEO’s employment is terminated, he is entitled to receive amounts earned during his term of employment, including unused vacation pay and bonuses earned but not yet paid under the Annual Officers Bonus. All amounts earned by our NEOs under the AIM program were paid on March 15, 2014.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Principal Stockholders
The following table sets forth information, as of March 25, 2014, with respect to all persons who own of record or are known by us to own beneficially more than 5% of our outstanding common stock, each director, and each of the Named Executive Officers, and by all directors and executive officers as a group.

	Beneficial ownership
Name	Number	Class	% of class	% of total outstanding
Mark A. Fischer(1)(2)(7)	344,859	B	100.0%	24.2%
	1	G	50.0%	*
	15,103	A	4.1%	1.1%
Altoma Energy G.P.(1)(3)	209,882	C	100.0%	14.7%
	1	G	50.0%	*
Charles A. Fischer, Jr.(1)(4)	209,882	C	100.0%	14.7%
	1	G	50.0%	*
CCMP Capital Investors II (AV-2), L.P.(5)	386,750	E	76.7%	27.1%
	1	F	100.0%	*
Christopher Behrens(5)	—	—	—	—
Kyle Vann(5)	—	—	—	—
Healthcare of Ontario Pension Plan Trust Fund(6)	295,078	A	80.5%	20.7%
K. Earl Reynolds(1)(7)	8,428	A	2.3%	*
Joseph O. Evans(1)(7)	5,437	A	1.5%	*
James M. Miller(1)(7)	5,307	A	1.4%	*
Jeffrey M. Gutman(1)(7)	5,850	A	1.6%	*
All Directors and Officers as a group (10 persons—ownership of total outstanding)	617,377	Various		43.3%
 ________________

*	Less than 1%

(1)	The address of the stockholder is in care of Chaparral Energy, Inc., 701 Cedar Lake Boulevard, Oklahoma City, Oklahoma 73114.

(2)
Fischer Investments, L.L.C., which is owned 50% by Mark A. Fischer 1994 Trust, for which Mark A. Fischer serves as Trustee, and 50% by Susan L. Fischer 1994 Trust, for which Susan L. Fischer, the spouse of Mark A. Fischer, serves as trustee, is the record owner of these shares of our common stock with the exception of 15,103 shares held by Mark A. Fischer and 3,030 shares held by the irrevocable trusts of his children, for which Mark A. Fischer serves as Trustee.

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

(5)
CCMP Capital Investors II (AV-2), L.P. (“AV-2”), which owns 386,750 shares of Class E common stock and 1 share of Class F common, is part of an affiliated group of our stockholders ultimately controlled by CCMP Capital, LLC (“CCMP Capital”). The affiliated group also includes CCMP Energy I, Ltd. (“CCMP Energy”), which is wholly owned by CCMP Capital Investors II (AV-1), L.P. (“AV-1”) and which owns 58,217 shares of Class E common stock, and CCMP Capital Investors (Cayman) II, L.P. (“CCMP Cayman”), which owns 59,309 shares of Class E common stock. We refer to CCMP Cayman, AV-2 and AV-1 as the “CCMP Capital Funds”. The affiliated group controlled by CCMP Capital owns an aggregate of 504,277, or 35.4%, of our common shares outstanding as of March 25, 2014.

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
Christopher Behrens is a Managing Director of CCMP Capital Advisors, LLC, an investment advisor which is wholly owned by CCMP Capital. Kyle Vann is an Executive Advisor of CCMP Capital Advisors, LLC. The address of Mr. Behrens, Mr. Vann and of each of the CCMP entities described above (other than CCMP Energy and CCMP Cayman) is c/o CCMP Capital, LLC, 245 Park Avenue, New York, NY 10167. The address of CCMP Energy and CCMP Cayman is c/o Walkers SPV Limited, PO Box 908 GT, Walker House, George Town, Grand Cayman, Cayman Islands.

(6)
Healthcare of Ontario Pension Plan Trust Fund purchased 280,000 shares of Class A stock converted from Class D and Class G stock held by CHK Energy Holdings, Inc. (CHK Energy Holdings”) effective January 14, 2014, and the remainder was purchased from various other stockholders effective January 14, 2014. The address of the stockholder is 1 Toronto Street, Suite 1400, Toronto, Ontario M5C 3B2.

(7)
Ownership of the Class A common stock is pursuant to restricted stock grants under our 2010 Plan. When granted, the Class A common stock related to these grants may vote, but remain subject to vesting in accordance with the 2010 Plan.(8)(

Securities Presently Authorized for Issuance under Our 2010 Plan
The following table provides information for all equity compensation plans as of December 31, 2013, under which our equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	16,184	(1)
Total	—	—	16,184
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons, Promoters and Certain Control Persons
Transactions with Chesapeake
CHK Energy Holdings Inc. (“CHK Energy Holdings”), an indirect wholly owned subsidiary of Chesapeake Energy Corporation (“Chesapeake”), owned approximately 20% of our outstanding common stock throughout the year ended December 31, 2013. During that time, we participated in ownership of properties operated by Chesapeake and received revenues and incurred joint interest billings of $7,428,000 and $2,238,000, respectively, for the year ended December 31, 2013 on these properties. In addition, Chesapeake participates in ownership of properties operated by us. During the year ended December 31, 2013, we paid revenues and recorded joint interest billings of $5,075,000 and $9,689,000, respectively, to Chesapeake. Amounts receivable from and payable to Chesapeake were $466,000 and $64,000, respectively, as of December 31, 2013.
On January 13, 2014, CHK Energy Holdings sold all of its equity interest in us to Healthcare of Ontario Pension Plan Trust Fund. The sale by CHK Energy Holdings was subject to the terms and conditions of the Stockholders Agreement described below.
Stockholders Agreement
CCMP Capital Investors II (AV-2), L.P., CCMP Energy I LTD., and CCMP Capital Investors (Cayman) II, L.P. (collectively “CCMP”), we, CHK Energy Holdings, Altoma Energy GP (“Altoma”), and Fischer Investments, L.L.C. (“Fischer”) entered into a Stockholders Agreement on April 12, 2010 (the “Original Date”), the closing date of the private sale of our common stock to CCMP. The Stockholders Agreement provides for certain general rights and restrictions, including board observer rights, informational rights, general restrictions on transfer of common stock, tag-along rights, preemptive rights, registration rights following a Qualified IPO (as defined in the Stockholders Agreement) and, subject to certain limited exceptions, prohibitions on the sale or acquisition of our common stock that would result in a change of control, as such term is defined under our indentures for our senior notes. In connection with the January 13, 2014 sale of our stock owned by CHK Energy Holdings to Healthcare of Ontario Pension Plan Trust Fund, the Stockholders Agreement was amended and restated.
The Amended and Restated Stockholders Agreement also provides for the following stockholder-specific rights or restrictions:

•
Prior to a Qualified IPO, Altoma will not vote for the approval of (i) any merger, consolidation, conversion or a Demand IPO (as defined in the Amended and Restated Stockholders Agreement), (ii) certain amendments to our organizational documents, (iii) the sale of all or substantially all of our assets, or (iv) a termination of the business of or liquidation or dissolution of the Company, unless Fischer votes for such approval.

•	Other than pursuant to the exercise of preemptive rights, Healthcare of Ontario Pension Plan Trust Fund may not acquire more than 25% of our outstanding common stock.

•
CCMP may sell up to 20% of its common stock owned on the Original Date without restriction. Prior to a Qualified IPO and except in limited circumstances, CCMP is restricted from making further sales before the fourth anniversary of the Original Date, and any sales thereafter (but before a Qualified IPO) will be subject to certain rights of first offer provisions set forth in the Amended and Restated Stockholders Agreement (the “ROFO provisions”).

•
Fischer may sell up to 20% of its common stock owned immediately prior to the Original Date subject to certain restrictions. Prior to a Qualified IPO and except in limited circumstances, Fischer is restricted from making further sales before the fourth anniversary of the Original Date, and any sales thereafter (but before a Qualified IPO) will be subject to the ROFO provisions.

•
Altoma may request to transfer its shares pursuant to a demand registration, but only after Altoma first offers such shares to the Company, Fischer and CCMP in accordance with the procedures set forth in the Amended and Restated Stockholders Agreement.

•
Either (i) CCMP or (ii ) a majority in interest of Fischer and Altoma may demand that we engage in a Qualified IPO if (a) the price per share to be received by the Company or such party or parties, as the case may be, in such Demand IPO is at least 1.75 times the price per share paid by CCMP for our common stock and (b) certain other conditions are met.

•	At any time after the four year anniversary of the Original Date, CCMP may demand a Demand IPO.

•
At any time after the sixth anniversary of the Original Date, and so long as a Qualified IPO has not yet occurred, CCMP may demand a Company Sale (as defined in the Amended and Restated Stockholders Agreement), subject to a right of first offer to purchase the Company provided to Fischer.

With the exception of registration rights, the rights and preferences of a stockholder under the Amended and Restated Stockholders Agreement will generally terminate on the earlier of (x) the closing date of a Qualified IPO or (y) the date that such holder and its permitted transferees cease to beneficially own 5% or more of the Company’s fully-diluted common stock.
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
Director Independence
Our Board uses the independence standards under the New York Stock Exchange (“NYSE”) corporate governance rules for determining whether directors are independent. The Board has determined that Messrs. Behrens, Vann and Charles A. Fischer, Jr. are independent under these NYSE rules for purposes of service on the Board.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Auditor and Fees
Grant Thornton LLP, our independent registered public accounting firm, audited our consolidated financial statements for fiscal year 2013. Grant Thornton LLP has billed us and our subsidiaries fees as set forth in the table below for (i) the audits of our 2013 and 2012 annual financial statements, reviews of quarterly financial statements, and other documents filed with the Securities and Exchange Commission and (ii) assurance and other services reasonably related to the audit or review of our financial statements.

	Audit Fees	Audit- Related Fees
Fiscal year 2013(1)	$476,050	$—
Fiscal year 2012(1)	$562,769	$—
_________

(1)	There were no fees billed in 2013 or 2012 that would constitute “Tax Fees” or “All Other Fees.”
Pre-Approved Policies and Procedures
We currently have two board committees, audit and compensation. Our board of directors has adopted policies regarding the pre-approval of auditor services. Specifically, the board of directors approves all services provided by the independent public accountants at its March meeting. All additional services must be pre-approved on a case-by-case basis. Our board of directors reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled board meetings. All of the services provided by Grant Thornton LLP during fiscal year 2013 were approved by the board of directors.

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

4.4*	Form of 8¼ % Senior Note due 2021 (included as Exhibit A to Exhibit 4.11). (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

4.5*
Indenture dated May 2, 2012, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 2, 2012)

4.6*	Form of 7.625 % Senior Note due 2022 (included as Exhibit A to Exhibit 4.14). (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 2, 2012)

4.7*
First Supplemental Indenture dated November 15, 2012, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 15, 2012)

4.8*	Form of 7.625% Senior Note due 2022. (included as Exhibit A to Exhibit 4.17) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 15, 2012)

10.1*†
Form of Indemnification Agreements, between the Company and each of the directors and certain executive officers thereof. (Incorporated by reference to Exhibit 10.6 to Form S-4 (SEC File No. 333-134748) filed on June 6, 2006)

10.2*†	Form of Assignment of Overriding Royalty Interest to James M. Miller. (Incorporated by reference to Exhibit 10.7 to Form S-1 (SEC File No. 333-130749) filed on December 29, 2005)

Exhibit No.	Description
10.3*†
Form of Change of Control Severance Agreement for Corporate Officers, between the Company and certain executive officers thereof. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2013)

10.4*
Eighth Restated Credit Agreement, dated as of April 12, 2010, by and among the Company, Chaparral Energy, L.L.C., in its capacity as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders named therein. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.5*	First Amendment to Eighth Restated Credit Agreement dated as of July 26, 2010. (Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2010)

10.6*	Second Amendment to Eighth Restated Credit Agreement dated as of January 11, 2011, (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.7*	Third Amendment to Eighth Restated Credit Agreement dated as of February 7, 2011. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.8*	Fourth Amendment to Eighth Restated Credit Agreement dated as of April 1, 2011. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 4, 2011)

10.9*	Fifth Amendment to Eighth Restated Credit Agreement dated as of October 31, 2011. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011)

10.10*	Sixth Amendment to Eighth Restated Credit Agreement dated as of December 1, 2011. (Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed on March 29, 2012)

10.11*	Seventh Amendment to Eighth Restated Credit Agreement dated as of April 17, 2012. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 20, 2012)

10.12*	Eighth Amendment to Eighth Restated Credit Agreement dated as of April 17, 2012. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 20, 2012)

10.13*	Ninth Amendment to Eighth Restated Credit Agreement dated as of May 24, 2012. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012)

10.14*	Tenth Amendment to Eighth Restated Credit Agreement dated as of November 2, 2012. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2012)

10.15*	Eleventh Amendment to Eighth Restated Credit Agreement dated as of April 17, 2013. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 10, 2013)

10.16*	Twelfth Amendment to Eighth Restated Credit Agreement dated as of May 6, 2013. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 10, 2013)

10.17*
Thirteenth Amendment to Eighth Restated Credit Agreement dated as of October 29, 2013. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013)

10.18*†	Second Amended and Restated Phantom Stock Plan dated December 31, 2008. (Incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q filed on November 10, 2009)

10.19*†
Employment Agreement, dated as of April 12, 2010, by and among the Company and Mark A. Fischer. (Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K filed on April 14, 2010)

10.20*†
Employment Agreement, dated as of April 12, 2010, by and among the Company and Joseph O. Evans. (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.21*†
Employment Agreement, dated as of April 12, 2010, by and among the Company and James M. Miller. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.22*†
Employment Agreement, dated as of February 1, 2011, by and among the Company and K. Earl Reynolds (Incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K filed on March 29, 2011)

Exhibit No.	Description
10.23†	Amended and Restated Employment Agreement, dated as of January 1, 2014, by and among the Company and K. Earl Reynolds.

10.24*†
Employment Agreement, dated as of November 1, 2012, by and among the Company and David J. Ketelsleger. (Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on April 1, 2013)

10.25*†
Employment Agreement dated as of June 13, 2011, by and among the Company and G. Don Culpepper, Jr. (Incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K filed on March 29, 2012)

10.26*†
Employment Agreement dated as of June 15, 2011, by and among the company and Scott C. Wehner. (Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K filed on March 29, 2012)

10.27*†
Employment Agreement dated as of October 31, 2012, by and among the Company and Jeffery D. Dahlberg. (Incorporated by reference to Exhbit 10.31 of the Company’s Annual Report on Form 10-K filed on April 1, 2013.

10.28*†
Employment Agreement dated as of February 6, 2013, by and among the Company and Jeffrey M. Gutman. (Incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K filed on April 1, 2013.

10.29*
Carbon Dioxide Purchase and Sale Agreement dated March 24, 2011, by and between Chaparral CO2, LLC, as buyer and Coffeyville Resources Nitrogen Fertilizers, LLC, as seller. (Incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K filed on March 29, 2011)

10.30*
Registration Rights Agreement dated May 2, 2012, among Chaparral Energy, Inc., the guarantors party thereto, and a representative of the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 2, 2012)

10.31*†	Non-Officer Restricted Stock Unit Plan dated as of March 1, 2012. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on May 2, 2012)

10.32*
Registration Rights Agreement dated November15, 2012, among Chaparral Energy, Inc., the guarantors party thereto, and a representative of the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 15, 2012)

10.33*†	Amended and Restated 2010 Equity Incentive Plan effective January 1, 2013. (Incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed April 1, 2013)

10.34*†
Amended Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (Time Vesting) effective January 1, 2013. (Incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed April 1, 2013)

10.35*†
Amended Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (Performance Vesting) effective January 1, 2013. (Incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed April 1, 2013)

10.36*
Asset Purchase Agreement dated as of October 11, 2013, by and between Chaparral Energy L.L.C. and Cabot Oil & Gas Corporation. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2013)

10.37*†
Employment Agreement dated as of February 6, 2013, by and among the Company and Jeffrey M. Gutman. (Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on April 1, 2013)

10.38
Amended and Restated Stockholders’ Agreement, dated as of January 12, 2014, by and among the Company, CCMP Capital Investors II (AV-2), L.P., CCMP Energy I LTD., CCMP Capital Investors (Cayman) II, L.P Altoma Energy GP, CHK Energy Holdings, Inc. and Fischer Investments, L.L.C.

21.1	Subsidiaries of the Company.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit No.	Description
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Cawley, Gillespie & Associates, Inc.

99.2	Report of Ryder Scott Company, L.P.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
  ________________

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

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
Date: March 31, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARK A. FISCHER	Director	March 31, 2014
Mark A. Fischer

/S/ CHARLES A. FISCHER, JR.	Director	March 31, 2014
Charles A. Fischer, Jr.

/S/ CHRISTOPHER BEHRENS	Director	March 31, 2014
Christopher Behrens

/S/ KYLE VANN	Director	March 31, 2014
Kyle Vann

EXHIBIT INDEX

Exhibit No.	Description

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

4.4*	Form of 8¼ % Senior Note due 2021 (included as Exhibit A to Exhibit 4.11). (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on February 22, 2011)

4.5*
Indenture dated May 2, 2012, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 2, 2012)

4.6*	Form of 7.625 % Senior Note due 2022 (included as Exhibit A to Exhibit 4.14). (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 2, 2012)

4.7*
First Supplemental Indenture dated November 15, 2012, among Chaparral Energy, Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 15, 2012)

4.8*	Form of 7.625% Senior Note due 2022. (included as Exhibit A to Exhibit 4.17) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 15, 2012)

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

10.3*†
Form of Change of Control Severance Agreement for Corporate Officers, between the Company and certain executive officers thereof. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2013)

10.4*
Eighth Restated Credit Agreement, dated as of April 12, 2010, by and among the Company, Chaparral Energy, L.L.C., in its capacity as Borrower Representative for the Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders named therein. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.5*	First Amendment to Eighth Restated Credit Agreement dated as of July 26, 2010. (Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2010)

Exhibit No.	Description

10.6*	Second Amendment to Eighth Restated Credit Agreement dated as of January 11, 2011, (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.7*	Third Amendment to Eighth Restated Credit Agreement dated as of February 7, 2011. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.8*	Fourth Amendment to Eighth Restated Credit Agreement dated as of April 1, 2011. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 4, 2011)

10.9*	Fifth Amendment to Eighth Restated Credit Agreement dated as of October 31, 2011. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011)

10.10*	Sixth Amendment to Eighth Restated Credit Agreement dated as of December 1, 2011. (Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed on March 29, 2012)

10.11*	Seventh Amendment to Eighth Restated Credit Agreement dated as of April 17, 2012. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 20, 2012)

10.12*	Eighth Amendment to Eighth Restated Credit Agreement dated as of April 17, 2012. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 20, 2012)

10.13*	Ninth Amendment to Eighth Restated Credit Agreement dated as of May 24, 2012. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012)

10.14*	Tenth Amendment to Eighth Restated Credit Agreement dated as of November 2, 2012. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2012)

10.15*	Eleventh Amendment to Eighth Restated Credit Agreement dated as of April 17, 2013. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 10, 2013)

10.16*	Twelfth Amendment to Eighth Restated Credit Agreement dated as of May 6, 2013. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 10, 2013)

10.17*
Thirteenth Amendment to Eighth Restated Credit Agreement dated as of October 29, 2013. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013)

10.18*†	Second Amended and Restated Phantom Stock Plan dated December 31, 2008. (Incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q filed on November 10, 2009)

10.19*†
Employment Agreement, dated as of April 12, 2010, by and among the Company and Mark A. Fischer. (Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K filed on April 14, 2010)

10.20*†
Employment Agreement, dated as of April 12, 2010, by and among the Company and Joseph O. Evans. (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.21*†
Employment Agreement, dated as of April 12, 2010, by and among the Company and James M. Miller. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.22*†
Employment Agreement, dated as of February 1, 2011, by and among the Company and K. Earl Reynolds (Incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K filed on March 29, 2011)

10.23†	Amended and Restated Employment Agreement, dated as of January 1, 2014, by and among the Company and K. Earl Reynolds.

Exhibit No.	Description
10.24*†
Employment Agreement, dated as of November 1, 2012, by and among the Company and David J. Ketelsleger. (Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on April 1, 2013)

10.25*†
Employment Agreement dated as of June 13, 2011, by and among the Company and G. Don Culpepper, Jr. (Incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K filed on March 29, 2012)

10.26*†
Employment Agreement dated as of June 15, 2011, by and among the company and Scott C. Wehner. (Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K filed on March 29, 2012)

10.27*†
Employment Agreement dated as of October 31, 2012, by and among the Company and Jeffery D. Dahlberg. (Incorporated by reference to Exhbit 10.31 of the Company’s Annual Report on Form 10-K filed on April 1, 2013.

10.28*†
Employment Agreement dated as of February 6, 2013, by and among the Company and Jeffrey M. Gutman. (Incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K filed on April 1, 2013.

10.29*
Carbon Dioxide Purchase and Sale Agreement dated March 24, 2011, by and between Chaparral CO2, LLC, as buyer and Coffeyville Resources Nitrogen Fertilizers, LLC, as seller. (Incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K filed on March 29, 2011)

10.30*
Registration Rights Agreement dated May 2, 2012, among Chaparral Energy, Inc., the guarantors party thereto, and a representative of the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 2, 2012)

10.31*†	Non-Officer Restricted Stock Unit Plan dated as of March 1, 2012. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on May 2, 2012)

10.32*
Registration Rights Agreement dated November15, 2012, among Chaparral Energy, Inc., the guarantors party thereto, and a representative of the initial purchasers. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 15, 2012)

10.33*†	Amended and Restated 2010 Equity Incentive Plan effective January 1, 2013. (Incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed April 1, 2013)

10.34*†
Amended Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (Time Vesting) effective January 1, 2013. (Incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed April 1, 2013)

10.35*†
Amended Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (Performance Vesting) effective January 1, 2013. (Incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed April 1, 2013)

10.36*
Asset Purchase Agreement dated as of October 11, 2013, by and between Chaparral Energy L.L.C. and Cabot Oil & Gas Corporation. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2013)

10.37*†
Employment Agreement dated as of February 6, 2013, by and among the Company and Jeffrey M. Gutman. (Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on April 1, 2013)

10.38
Amended and Restated Stockholders’ Agreement, dated as of January 12, 2014, by and among the Company, CCMP Capital Investors II (AV-2), L.P., CCMP Energy I LTD., CCMP Capital Investors (Cayman) II, L.P Altoma Energy GP, CHK Energy Holdings, Inc. and Fischer Investments, L.L.C.

21.1	Subsidiaries of the Company.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Cawley, Gillespie & Associates, Inc.

99.2	Report of Ryder Scott Company, L.P.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
  ________________

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement