Form 10-Q
period 2014-06-30
Chaparral Energy, Inc.
filed 2014-08-14
CIK 1346980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________
Form 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock as of August 14, 2014:

Class	Number of shares
Class A Common Stock, $0.01 par value	362,519
Class B Common Stock, $0.01 par value	344,859
Class C Common Stock, $0.01 par value	209,882
Class E Common Stock, $0.01 par value	504,276
Class F Common Stock, $0.01 par value	1
Class G Common Stock, $0.01 par value	2

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries
Consolidated balance sheets

	June 30, 2014	December 31, 2013
(dollars in thousands, except share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,450	$48,595
Accounts receivable, net	113,365	96,515
Inventories, net	21,429	16,137
Prepaid expenses	2,591	3,998
Derivative instruments	—	2,152
Deferred income taxes	26,467	9,260
Total current assets	199,302	176,657
Property and equipment—at cost, net	68,927	69,426
Oil and natural gas properties, using the full cost method:
Proved	3,413,684	3,258,661
Unevaluated (excluded from the amortization base)	344,541	321,477
Accumulated depreciation, depletion, amortization and impairment	(1,582,078)	(1,470,090)
Total oil and natural gas properties	2,176,147	2,110,048
Derivative instruments	303	6,403
Other assets	33,031	35,348
	$2,477,710	$2,397,882

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries Consolidated balance sheets—continued

	June 30, 2014	December 31, 2013
(dollars in thousands, except share data)	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$168,968	$134,811
Accrued payroll and benefits payable	21,382	24,246
Accrued interest payable	24,064	24,225
Revenue distribution payable	36,370	25,138
Current maturities of long-term debt and capital leases	5,623	5,334
Derivative instruments	46,818	8,234
Total current liabilities	303,225	221,988
Long-term debt and capital leases, less current maturities	1,532,544	1,557,528
Derivative instruments	17,157	—
Stock-based compensation	4,030	4,942
Asset retirement obligations and other	46,199	53,305
Deferred income taxes	77,357	62,855
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $0.01 par value, 10,000,000 shares authorized and 365,702 and 70,117 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	4	—
Class B Common stock, $0.01 par value, 10,000,000 shares authorized and 344,859 and 357,882 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.	3	4
Class C Common stock, $0.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding	2	2
Class D Common stock, $0.01 par value, 10,000,000 shares authorized and nil and 279,999 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	3
Class E Common stock, $0.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding	5	5
Class F Common stock, $0.01 par value, 1 share authorized, issued, and outstanding	—	—
Class G Common stock, $0.01 par value, 3 shares authorized and 2 and 3 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	—
Additional paid in capital	428,339	424,377
Retained earnings	68,845	72,873
	497,198	497,264
	$2,477,710	$2,397,882

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of operations

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
(in thousands)		(unaudited)
Revenues:
Commodity sales	$192,976	$144,353	$366,315	$271,865
Gain from oil hedging activities	—	9,509	—	19,512
Total revenues	192,976	153,862	366,315	291,377
Costs and expenses:
Lease operating	36,564	32,949	71,585	66,926
Production taxes	8,159	8,588	14,802	16,468
Depreciation, depletion and amortization	63,354	47,941	119,104	91,857
General and administrative	14,992	11,553	28,379	25,561
Total costs and expenses	123,069	101,031	233,870	200,812
Operating income	69,907	52,831	132,445	90,565
Non-operating (expense) income:
Interest expense	(26,203)	(24,200)	(52,662)	(48,491)
Non-hedge derivative (losses) gains	(57,996)	32,892	(87,195)	17,346
Other income, net	805	187	965	413
Net non-operating (expense) income	(83,394)	8,879	(138,892)	(30,732)
(Loss) income before income taxes	(13,487)	61,710	(6,447)	59,833
Income tax (benefit) expense	(5,054)	22,810	(2,419)	22,123
Net (loss) income	$(8,433)	$38,900	$(4,028)	$37,710
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of comprehensive income (loss)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
(in thousands)		(unaudited)
Net (loss) income	$(8,433)	$38,900	$(4,028)	$37,710
Other comprehensive loss
Reclassification adjustment for hedge gains included in gain from oil hedging activities in the consolidated statements of operations	—	(9,509)	—	(19,512)
Income tax benefit related to other comprehensive loss	—	3,642	—	7,460
Other comprehensive loss, net of tax	—	(5,867)	—	(12,052)
Comprehensive (loss) income	$(8,433)	$33,033	$(4,028)	$25,658
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of cash flows

	Six months ended
	June 30,
	2014	2013
(in thousands)	(unaudited)
Cash flows from operating activities
Net (loss) income	$(4,028)	$37,710
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation, depletion & amortization	119,104	91,857
Deferred income taxes	(2,705)	22,007
Gain on hedge reclassification adjustments	—	(19,512)
Non-hedge derivative losses (gains)	87,195	(17,346)
Gain on sale of assets	(811)	(224)
Other	1,670	2,432
Change in assets and liabilities
Accounts receivable	(13,319)	(15,245)
Inventories	(4,908)	(1,568)
Prepaid expenses and other assets	1,463	1,435
Accounts payable and accrued liabilities	(14,560)	(5,912)
Revenue distribution payable	11,233	4,023
Stock-based compensation	2,183	342
Net cash provided by operating activities	182,517	99,999
Cash flows from investing activities
Expenditures for property, plant, and equipment and oil and natural gas properties	(322,310)	(248,206)
Proceeds from asset dispositions	173,175	68,133
Settlement of non-hedge derivative instruments	(21,982)	15,918
Other	—	(664)
Net cash used in investing activities	(171,117)	(164,819)
Cash flows from financing activities
Proceeds from long-term debt	111,282	100,650
Repayment of long-term debt	(134,681)	(33,623)
Principal payments under capital lease obligations	(1,146)	—
Net cash (used in) provided by financing activities	(24,545)	67,027
Net (decrease) increase in cash and cash equivalents	(13,145)	2,207
Cash and cash equivalents at beginning of period	48,595	29,819
Cash and cash equivalents at end of period	$35,450	$32,026
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited)
(dollars in thousands, unless otherwise noted)

Note 1: Nature of operations and summary of significant accounting policies
Nature of operations
Chaparral Energy, Inc. and its subsidiaries, (collectively, “we”, “our”, “us”, or the “Company”) are involved in the acquisition, exploration, development, production and operation of oil and natural gas properties. Properties are located primarily in Oklahoma and Texas.
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
The financial information as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, is unaudited. The financial information as of December 31, 2013 has been derived from the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013. In management’s opinion, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2014.
Certain reclassifications have been made to prior period financial statements to conform to current period presentation. The reclassifications had no effect on our previously reported results of operations.
Cash and cash equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of June 30, 2014, cash with a recorded balance totaling $31,539 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.
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

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

We write off accounts receivable when they are determined to be uncollectible. Bad debt expense was $39 and $(514) for the three and six months ended June 30, 2014 and $268 and $519 for the three and six months ended June 30, 2013, respectively. Recovered amounts previously written off are offset against the allowance and reduce expense in the year of recovery. During the first quarter of 2014 we recovered previously written off amounts, which resulted in a reduction of bad debt expense for the six months ended June 30, 2014. Accounts receivable consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Joint interests	$32,971	$31,335
Accrued commodity sales	77,334	60,768
Derivative settlements	—	4,616
Production tax credit	2,031	694
Other	1,354	698
Allowance for doubtful accounts	(325)	(1,596)
	$113,365	$96,515
Inventories
Inventories are comprised of equipment used in developing oil and natural gas properties and oil and natural gas product inventories. Equipment inventory is carried at the lower of cost or market using the average cost method. Oil and natural gas product inventories are stated at the lower of production cost or market. Inventories are shown net of a provision for obsolescence, commensurate with known or estimated exposure, which is reflected in the valuation allowance disclosed below. Inventories at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Equipment inventory	$19,457	$13,657
Commodities	2,751	3,186
Inventory valuation allowance	(779)	(706)
	$21,429	$16,137
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
The costs of unevaluated oil and natural gas properties are excluded from amortization until the properties are evaluated. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Work-in-progress costs are included in unevaluated oil and natural gas properties and as of June 30, 2014, include $227,383 of capital costs incurred for undeveloped acreage, $95,704 for the construction of CO2 delivery pipelines and facilities for which there are no reserves, and $21,454 for wells and facilities in progress pending determination. As of December 31, 2013, work-in-progress costs included capital costs incurred of $196,227 for undeveloped acreage, $115,828 for the construction of CO2 delivery pipelines and facilities for which there are no reserves, and $9,422 for wells and facilities in progress pending determination.

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
Our estimates of oil and natural gas reserves as of June 30, 2014 were prepared using an average price for oil and natural gas of each month for the prior twelve months as required by the Securities Exchange Commission (“SEC”). The cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties as of June 30, 2014, and no ceiling test impairment was recorded.
A decline in oil and natural gas prices subsequent to June 30, 2014 could result in ceiling test write-downs in future periods. The amount of any future impairment is difficult to predict, and will depend on the average oil and natural gas prices during each period, the incremental proved reserves added during each period, and additional capital spent.
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
Recently issued accounting pronouncements
In May 2014, the FASB issued authoritative guidance that supersedes previous revenue recognition requirements and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the effect the new standard will have on our financial statements and results of operations.
Note 2: Supplemental disclosures to the consolidated statements of cash flows
Supplemental disclosures to the consolidated statements of cash flows are presented below:

	Six months ended June 30,
	2014	2013
Net cash provided by operating activities included:
Cash payments for interest	$56,419	$53,199
Interest capitalized	(6,290)	(7,549)
Cash payments for interest, net of amounts capitalized	$50,129	$45,650
Cash payments for income taxes	$591	$240
Non-cash investing activities included:
Asset retirement obligation additions	$2,966	$262
Oil and natural gas properties acquired through increase in accounts payable and accrued liabilities	$20,768	$19,613

Note 3: Acquisitions and divestitures
During the second quarter of 2014, we closed on the sales of two of the five property packages that comprise our plan to divest our assets in Ark-La-Tex, Permian Basin, Gulf Coast, and North Texas. The five packages include: (i) our Fort Worth Basin package located in North Texas; (ii) our Delaware Basin package; (iii) our Central Basin Platform package; (iv) our Ark-La-Tex package; and (v) our Gulf Coast package. In May 2014, we sold our Fort Worth Basin package to Scout Energy Group I, LP, for cash proceeds of $25,150 and we sold our Delaware Basin package to RKI Exploration & Production, LLC for cash proceeds of $125,000.
During the third quarter of 2014, we closed on the sales of two additional property packages. Our Ark-La-Tex and Central Basin Platform property packages, both of which were sold to RAM Energy, LLC (“RAM”), closed in July 2014 for cash proceeds of $48,495 and $45,854, respectively. The cash proceeds from the four sales above are subject to post-closing adjustments. As these properties did not represent a material portion of our oil and natural gas reserves, individually or in the aggregate, we did not record any gain or loss on the sales and instead, reduced our full cost pool by the amount of the net proceeds without significant alteration to our depletion rate.

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

In addition to the packages discussed above, we had various other divestitures during the six months ended June 30, 2014, for cash proceeds of $20,022. These divestitures included properties predominantly located in Andrews County, Texas, which comprised part of our Permian Basin properties, and Osage County, Oklahoma.
In December 2013, we acquired certain oil and natural gas properties in the Panhandle Marmaton play from Cabot Oil & Gas Corporation (the “Cabot Acquisition”). The acquisition qualified as a business combination for accounting purposes and, as such, we estimated the fair value of the acquired properties as of the acquisition date and allocated the purchase price to the assets and liabilities acquired based on their fair values. During the second quarter of 2014, we finalized the post-closing adjustments related to the Cabot Acquisition with no material changes to the purchase price allocation.
Note 4: Long-term debt
As of the dates indicated, long-term debt consisted of the following:

	June 30, 2014	December 31, 2013
9.875% Senior Notes due 2020, net of discount of $5,161 and $5,444, respectively	$294,839	$294,556
8.25% Senior Notes due 2021	400,000	400,000
7.625% Senior Notes due 2022, including premium of $5,286 and $5,719, respectively	555,286	555,719
Senior secured revolving credit facility	249,000	272,000
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 2.54% to 5.46%, due August 2021 through December 2028; collateralized by real property	10,957	11,202
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.85% to 6.44%, due August 2014 through February 2018 collateralized by automobiles, machinery and equipment	5,081	5,235
Capital lease obligations	23,004	24,150
	1,538,167	1,562,862
Less current maturities	5,623	5,334
	$1,532,544	$1,557,528
Senior Notes
The senior notes, which, as of June 30, 2014, include our 9.875% senior notes due 2020, our 8.25% senior notes due 2021, and our 7.625% senior notes due 2022 (collectively, our “Senior Notes”) are our senior unsecured obligations, rank equally in right of payment with all our existing and future senior debt, and rank senior to all of our existing and future subordinated debt.
Senior secured revolving credit facility
In April 2010, we entered into an Eighth Restated Credit Agreement (our “senior secured revolving credit facility”), which is collateralized by our oil and natural gas properties and, as amended, matures on November 1, 2017. During the six months ended June 30, 2014, we had borrowings of $110,000 and repayments of $133,000 on our senior secured revolving credit facility. The net repayment was funded by proceeds received from our Delaware Basin and Ft. Worth Basin property divestitures.
Availability under our senior secured revolving credit facility is subject to a borrowing base which is set by the banks semiannually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. On April 22, 2014, our borrowing base was reaffirmed at $600,000.

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

On May 19, 2014, we entered into a Limited Consent and Fourteenth Amendment to our senior secured revolving credit facility which provides for a series of automatic reductions in the borrowing base under the credit facility as the divestitures of our oil and natural gas properties are completed (see Note 3—Acquisitions and divestitures). As a result of two divestitures that closed during the second quarter, our borrowing base was reduced from $600,000 to $532,000 effective May 23, 2014. Subsequent divestitures during the third quarter further reduced our borrowing base from $532,000 to $484,500 effective July 18, 2014.
The Limited Consent and Fourteenth Amendment also imposed an additional reduction in availability under our senior secured revolving credit facility equal to 10% of the borrowing base to compensate for the over-hedging of our production in excess of the limits specified by covenants under the senior secured revolving credit facility. Outstanding hedges have temporarily exceeded the limits allowed under the senior secured revolving credit facility because of our recent asset divestitures. Our lenders have waived any covenant violations resulting from our temporary hedging noncompliance until August 15, 2014. On August 14, 2014 we entered into a Letter Agreement with our lenders to extend the waiver of temporary hedging noncompliance until November 1, 2014, the date of our next scheduled borrowing base redetermination. In conjunction with this extension, the 10% reduction in availability discussed above was replaced with a requirement to maintain a level of availability on our senior secured credit facility that is calculated based on our overhedged position. The requirement specifies that in the event the market value of our derivative contracts for a given commodity is a liability, the availability on our senior secured revolving credit facility must be no less than two times the liability on the overhedged production. As of August 14, 2014, we were overhedged on our projected natural gas production; however, since the market value of our natural gas derivative contracts, based on prior day settlement prices, was an asset on that date, there was no restriction on the availability under our senior secured credit facility.
We believe we were in compliance with all covenants under our senior secured revolving credit facility as of June 30, 2014.
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
Note 5: Derivative instruments
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

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

Put options may be purchased from the counterparty by paying a cash premium at the time the put options are purchased or paying later when the put options settle. If the market price is below the put strike price at the settlement date, we will receive a payment from the counterparty. Purchased put options are designed to provide a fixed price floor with the opportunity for upside if commodity prices increase.
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
We enter into crude oil derivative contracts for a portion of our natural gas liquids production. The following table summarizes our crude oil derivatives outstanding as of June 30, 2014:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Sold puts	Purchased puts	Sold calls
2014
Swaps	369	$91.89	$—	$—	$—
Three-way collars	1,200	$—	$75.50	$93.25	$101.94
Enhanced swaps	420	$97.89	$80.00	$—	$—
Put spread enhanced swaps	1,415	$93.93	$80.00	$60.00	$—
Purchased puts (1)	420	$—	$—	$60.00	$—
2015
Enhanced swaps	6,058	$92.92	$80.00	$—	$—
Purchased puts (1)	5,548	$—	$—	$60.00	$—
2016
Enhanced swaps	2,760	$92.25	$80.00	$—	$—
___________

(1)	Puts covering 840 Mbbls in 2014 were purchased during the second quarter of 2013 for $664. The 2015 puts were purchased during the second quarter of 2014 for $1,220.

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

The following tables summarize our natural gas derivative instruments outstanding as of June 30, 2014:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu
2014
Natural gas swaps	10,280	$4.05
Natural gas basis protection swaps	10,440	$0.24
2015
Natural gas swaps	22,170	$4.20
Natural gas basis protection swaps	2,400	$0.18
2016
Natural gas swaps	7,800	$4.33
Effect of derivative instruments on the consolidated balance sheets
All derivative financial instruments are recorded on the balance sheet at fair value. See Note 6—Fair value measurements for additional information regarding fair value measurements. The estimated fair values of derivative instruments are provided below. The carrying amounts of these instruments are equal to the estimated fair values.

	As of June 30, 2014			As of December 31, 2013
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Natural gas swaps	$1,129	$(5,086)	$(3,957)	$1,457	$(3,706)	$(2,249)
Oil swaps	—	(4,232)	(4,232)	112	(2,807)	(2,695)
Oil collars	75	(4,067)	(3,992)	2,776	(4)	2,772
Oil enhanced swaps	—	(51,299)	(51,299)	6,988	(6,212)	776
Oil purchased puts	339	—	339	74	—	74
Natural gas basis differential swaps	21	(552)	(531)	1,706	(63)	1,643
Total derivative instruments	1,564	(65,236)	(63,672)	13,113	(12,792)	321
Less:
Netting adjustments (1)	1,261	(1,261)	—	4,558	(4,558)	—
Current portion asset (liability)	—	(46,818)	(46,818)	2,152	(8,234)	(6,082)
	$303	$(17,157)	$(16,854)	$6,403	$—	$6,403
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
Derivative settlements outstanding at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Derivative settlements receivable included in accounts receivable	$—	$4,616
Derivative settlements payable included in accounts payable and accrued liabilities	$8,674	$377

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
Non-hedge derivative (losses) gains in the consolidated statements of operations are comprised of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Change in fair value of commodity price swaps	$1,948	$15,044	$(3,245)	$(4,320)
Change in fair value of collars	(3,901)	1,547	(6,764)	(6,738)
Change in fair value of enhanced swaps and put options	(42,337)	8,765	(52,698)	10,796
Change in fair value of natural gas basis differential contracts	(313)	1,514	(2,174)	1,690
Amortization of put premium	(166)	—	(332)	—
(Payments on) receipts from settlement of commodity price swaps	(5,773)	312	(11,623)	4,837
(Payments on) receipts from settlement of collars	(1,220)	5,825	(1,261)	11,556
(Payments on) receipts from settlement enhanced swaps	(7,001)	—	(8,993)	—
Receipts from (payments on) settlement of natural gas basis differential contracts	767	(115)	(105)	(475)
	$(57,996)	$32,892	$(87,195)	$17,346

Note 6: Fair value measurements
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

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

Recurring fair value measurements
Our financial instruments recorded at fair value on a recurring basis consist of commodity derivative contracts (see Note 5—Derivative instruments). We have no Level 1 assets or liabilities as of June 30, 2014 or December 31, 2013. Our derivative contracts classified as Level 2 as of June 30, 2014 and December 31, 2013 consist of commodity price swaps and basis protection swaps, which are valued using an income approach. Future cash flows from the derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at the LIBOR swap rate.
As of June 30, 2014 and December 31, 2013, our derivative contracts classified as Level 3 consisted of three-way collars, enhanced swaps, and purchased puts. The fair value of these contracts is developed by a third-party pricing service using a proprietary valuation model, which we believe incorporates the assumptions that market participants would have made at the end of each period. Observable inputs include contractual terms, published forward pricing curves, and yield curves. Significant unobservable inputs are implied volatilities. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. We review these valuations and the changes in the fair value measurements for reasonableness.
All derivative instruments are discounted further using a rate that incorporates our nonperformance risk for derivative liabilities and our counterparties’ nonperformance risk for derivative assets. If available, we use our counterparties’ credit default swap values or the spread between the risk-free interest rate and the yield on our counterparties’ publicly traded debt having comparable maturities to our derivative contracts as the measure of our counterparties’ nonperformance risk. As of June 30, 2014 and December 31, 2013, the rate reflecting our nonperformance risk was 1.75% and 1.75%, respectively. The weighted average rate reflecting our counterparties’ nonperformance risk was approximately 0.30% and 0.31% as of June 30, 2014 and December 31, 2013, respectively.
The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of June 30, 2014			As of December 31, 2013
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$1,150	$(9,870)	$(8,720)	$3,275	$(6,576)	$(3,301)
Significant unobservable inputs (Level 3)	414	(55,366)	(54,952)	9,838	(6,216)	3,622
Netting adjustments (1)	(1,261)	1,261	—	(4,558)	4,558	—
	$303	$(63,975)	$(63,672)	$8,555	$(8,234)	$321
___________

(1)
Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty. Positive and negative positions with a counterparty are netted on the balance sheet only to the extent that they relate to the same current versus noncurrent classification.

Changes in the fair value of our derivative instruments classified as Level 3 in the fair value hierarchy during the six months ended June 30, 2014 and 2013 were:

	Six months ended June 30,
Net derivative assets (liabilities)	2014	2013
Beginning balance	$3,622	$26,231
Realized and unrealized losses included in non-hedge derivative losses	(70,048)	15,614
Purchases	1,220	664
Settlements paid (received)	10,254	(11,556)
Ending balance	$(54,952)	$30,953
(Losses) gains relating to instruments still held at the reporting date included in non-hedge derivative (losses) gains for the period	$(63,617)	$18,651

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

Nonrecurring fair value measurements
Additions to the asset and liability associated with our asset retirement obligations are measured at fair value on a nonrecurring basis. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the first six months of 2014 and 2013 were escalated using an annual inflation rate of 2.95% and 2.95%, respectively, and discounted using our credit-adjusted risk-free interest rate of 5.90% and 7.10%, respectively. These estimates may change based upon future inflation rates and changes in statutory remediation rules. During the six months ended June 30, 2014 and 2013, additions to our asset retirement obligations were $2,966 and $262, respectively. See Note 7—Asset retirement obligations for additional information regarding our asset retirement obligations.
Fair value of other financial instruments
Our significant financial instruments, other than derivatives, consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. We believe the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments.
The carrying value and estimated fair value of our long-term debt at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
Level 2	Carrying value	Estimated fair value	Carrying value	Estimated fair value
9.875% Senior Notes due 2020	$294,839	$339,750	$294,556	$340,140
8.25% Senior Notes due 2021	400,000	442,000	400,000	437,000
7.625% Senior Notes due 2022	555,286	598,098	555,719	583,275
Senior secured revolving credit facility	249,000	249,000	272,000	272,000
Other secured long-term debt	16,038	16,038	16,437	16,437
	$1,515,163	$1,644,886	$1,538,712	$1,648,852
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
Counterparty credit risk
Our derivative contracts are executed with institutions, or affiliates of institutions, that are parties to our senior secured revolving credit facility at the time of execution, and we believe the credit risks associated with all of these institutions are acceptable. We do not require collateral or other security from counterparties to support derivative instruments. Master agreements are in place with each of our derivative counterparties which provide for net settlement in the event of default or termination of the contracts under each respective agreement. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivatives. Our loss is further limited as any amounts due from a defaulting counterparty that is a lender, or an affiliate of a lender, under our senior secured revolving credit facility can be offset against amounts owed to such counterparty lender under our senior secured revolving credit facility. As of June 30, 2014, the counterparties to our open derivative contracts consisted of eleven financial institutions, of which ten were subject to our rights of offset under our senior secured revolving credit facility.

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

	Offset in the consolidated balance sheets			Gross amounts not offset in the consolidated balance sheets
	Gross assets (liabilities)	Offsetting assets (liabilities)	Net assets (liabilities)	Derivatives(1)	Amounts outstanding under senior secured revolving credit facility	Net amount
As of June 30, 2014
Derivative assets	$1,564	$(1,261)	$303	$(303)	$—	$—
Derivative liabilities	(65,236)	1,261	(63,975)	303	—	(63,672)
	$(63,672)	$—	$(63,672)	$—	$—	$(63,672)
As of December 31, 2013
Derivative assets	$13,113	$(4,558)	$8,555	$(3,484)	$(4,211)	$860
Derivative liabilities	(12,792)	4,558	(8,234)	3,484	—	(4,750)
	$321	$—	$321	$—	$(4,211)	$(3,890)
___________

(1)
Since positive and negative positions with a counterparty are netted on the balance sheet only to the extent that they relate to the same current versus noncurrent classification, these represent remaining amounts that could have been offset under our master netting agreements.

We did not post additional collateral under any of these contracts as all of our counterparties are secured by the collateral under our senior secured revolving credit facility. Payment on our derivative contracts would be accelerated in the event of a default on our senior secured revolving credit facility. The aggregate fair value of our derivative liabilities subject to acceleration in the event of default was $65,236 at June 30, 2014.
Note 7: Asset retirement obligations
The following table provides a summary of our asset retirement obligation activity during the six months ended June 30, 2014 and 2013.

	Six months ended June 30,
	2014	2013
Beginning balance	$55,179	$49,214
Liabilities incurred in current period	2,966	262
Liabilities settled and disposed in current period	(7,823)	(2,867)
Accretion expense	2,063	2,008
Ending balance	52,385	48,617
Less current portion included in accounts payable and accrued liabilities	6,792	2,900
	$45,593	$45,717
See Note 6—Fair value measurements for additional information regarding fair value assumptions associated with our asset retirement obligations.

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
A summary of our phantom stock and RSU activity during the six months ended June 30, 2014 is presented in the following table:

	Phantom Plan			RSU Plan
	Weighted average grant date fair value	Phantom shares	Vest date fair value	Weighted average grant date fair value	Restricted Stock Units	Vest date fair value
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2014	$17.01	53,162		$13.53	325,297
Granted	—	—		8.11	475,878
Vested	10.91	(17,430)	$141	14.52	(99,754)	$809
Forfeited	19.16	(4,588)		10.01	(58,197)
Unvested and outstanding at June 30, 2014	$20.10	31,144		$9.68	643,224
Based on an estimated fair value of $15.26 per phantom share and RSU as of June 30, 2014, the aggregate intrinsic value of the unvested phantom shares and RSUs outstanding was $10,291.
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

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

A summary of our restricted stock activity during the six months ended June 30, 2014 is presented below:

	Time Vested			Performance Vested
	Weighted average grant date fair value	Restricted shares	Vest date fair value	Weighted average grant date fair value	Restricted shares
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2014	$634.67	19,246		$307.45	46,701
Granted	818.50	1,615		204.90	2,998
Vested	649.20	(4,414)	$3,613	—	—
Forfeited	641.10	(177)		307.00	(484)
Unvested and total outstanding at June 30, 2014	$648.91	16,270		$301.20	49,215
During the six months ended June 30, 2014 and 2013, respectively, we repurchased and canceled 1,390 and 769 vested shares, primarily for tax withholding, and we expect to repurchase approximately 2,000 restricted shares vesting during the next twelve months. Based on an estimated fair value of $818.50 per Time Vested restricted share, the aggregate intrinsic value of the unvested Time Vested restricted shares outstanding was $13,317 as of June 30, 2014.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock-based compensation cost	$4,186	$682	$6,717	$2,575
Less: stock-based compensation cost capitalized	(1,484)	(356)	(2,446)	(935)
Stock-based compensation expense	$2,702	$326	$4,271	$1,640
Payments for stock-based compensation were $1,214 and $1,229 during the second quarters of 2014 and 2013, respectively, and were $2,088 and $1,298 during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, accrued payroll and benefits payable included $6,659 and $5,080, respectively, for stock-based compensation costs expected to be settled within the next twelve months. Unrecognized compensation cost of approximately $21,201 is expected to be recognized over a weighted average period of 2.5 years.

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

Note 9: Common stock
The following is a summary of the changes in our common shares outstanding during the six months ended June 30, 2014:

	Common Stock
	Class A	Class B	Class C	Class D	Class E	Class F	Class G	Total
Shares outstanding at January 1, 2014	70,117	357,882	209,882	279,999	504,276	1	3	1,422,160
Stock transfers (1)	293,023	(13,023)	—	(279,999)	—	—	(1)	—
Restricted stock issuances	4,613	—	—	—	—	—	—	4,613
Restricted stock repurchased	(1,390)	—	—	—	—	—	—	(1,390)
Restricted stock forfeitures	(661)	—	—	—	—	—	—	(661)
Shares outstanding at June 30, 2014	365,702	344,859	209,882	—	504,276	1	2	1,424,722
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

Note 10: Related party transactions
CHK Energy Holdings, an indirect wholly owned subsidiary of Chesapeake Energy Corporation (“Chesapeake”), previously owned approximately 20% of our outstanding common stock. We participate in ownership of properties operated by Chesapeake, and we received revenues and incurred joint interest billings on these properties as follows:

	Three months ended	Six months ended
	June 30, 2013	June 30, 2013
Revenues	$1,460	$2,480
Joint interest billings	$(809)	$(1,312)
In addition, Chesapeake participates in ownership of properties operated by us, and we paid revenues and recorded joint interest billings to Chesapeake on these properties as follows:

	Three months ended	Six months ended
	June 30, 2013	June 30, 2013
Revenues	$(956)	$(1,879)
Joint interest billings	$3,618	$7,885
Amounts receivable from and payable to Chesapeake at December 31, 2013 were as follows:

December 31, 2013
Amounts receivable from Chesapeake	$466
Amounts payable to Chesapeake	$64
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

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

Note 11: Commitments and contingencies
Standby letters of credit (“Letters”) available under our senior secured revolving credit facility are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had various Letters outstanding totaling $920 and $920 as of June 30, 2014 and December 31, 2013, respectively. Interest on each Letter accrues at the lender’s prime rate plus applicable margin for all amounts paid by the lenders under the Letters. No amounts were paid by the lenders under the Letters, therefore we paid no interest on the Letters during the six months ended June 30, 2014 or 2013.
Naylor Farms, Inc., individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C.
On June 7, 2011, Naylor Farms, Inc. (the “Plaintiff”), filed a complaint against us in the United States District Court for the Western District of Oklahoma, alleging claims on behalf of itself and non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging damages in excess of $5,000. The Plaintiff also requests allowable interest, punitive damages, cancellation of leases, other equitable relief, and an award of attorney fees and costs. We have denied liability on the claims and raised arguments and defenses that, if accepted by the Court, will result in no loss to us. The case was stayed on August 9, 2012 to allow the U.S. Court of Appeals for the Tenth Circuit to decide two unrelated cases that had issues similar to this case. The Tenth Circuit issued its opinions in those unrelated cases on July 9, 2013 and mandates were issued July 31, 2013. On or about October 1, 2013, the Court lifted the stay and entered a new scheduling order. The parties are conducting additional discovery and Plaintiff’s Motion for Class Certification is due February 15, 2015. Because a class has not been certified, we are not yet able to estimate a possible loss, or range of possible loss, if any.
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
Martha Donelson and John Friend, on behalf of themselves and on behalf of all similarly situated persons v. Chaparral Energy, L.L.C.
On August 11, 2014, Martha Donelson and John Friend (the “Plaintiffs”), filed a complaint against us in the United States District Court for the Northern District of Oklahoma, alleging claims on behalf of themselves and all similarly situated Osage County land owners and surface lessees. The Plaintiffs assert class claims seeking recovery for trespass, nuisance, negligence and unjust enrichment. Relief sought includes declaring our oil and natural gas leases and drilling permits obtained in Osage County without a prior NEPA study void ab initio, removing us from all properties owned by the class members, disgorgement of profits, and compensatory and punitive damages. The complaint has not yet been served on us. At this time, a class has not been certified and discovery has yet to begin. As such, we are not yet able to estimate a possible loss, or range of possible loss, if any.
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

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases, capital leases and purchase obligations. In June 2014, we entered into two non-cancelable operating leases for CO2 recycle compressors at our EOR facilities. As of June 30, 2014, total minimum payments over the remaining life of the leases, which expire in 2021, were $6,711. The remaining operating leases primarily relate to office equipment while our capital leases are related to the sale and subsequent leaseback of compressors. Our purchase obligations primarily relate to contracts for the purchase of CO2, drilling rig services, pipe and equipment. Other than the two new operating leases and net debt repayments during the six months ended June 30, 2014, there were no material changes to our contractual commitments since December 31, 2013.

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

During the second quarter of 2014, production increased 15.3% to 2,859 MBoe compared to production of 2,479 MBoe during the second quarter of 2013, primarily due to our drilling activity. This increase in production, combined with a 15.9% increase in the average sales price before hedging, resulted in a 33.7% increase in revenue from commodity sales in the second quarter of 2014 compared to the same period in 2013. Additionally, we had a non-hedge derivative loss of $58.0 million in the second quarter of 2014 compared to $32.9 million of non-hedge derivative gains during the same period last year. The loss was due primarily to the increase in the forward price curve during the second quarter of 2014. As a result of these and other factors, we reported a net loss of $8.4 million during the second quarter of 2014 compared to net income of $38.9 million for the comparable period in 2013.
The following are material events that have impacted our liquidity or results of operations, and/or are expected to impact these items in future periods:

•
Our oil and natural gas property capital expenditure budget for 2014 is set at $660.0 million. Our capital expenditures during the six months ended June 30, 2014 were $347.6 million, consisting primarily of $199.1 million in drilling and completion expenditures in our E&P Areas, $91.3 million for our EOR Project Areas (excluding acquisitions) and $43.7 million for the acquisition of oil and natural gas properties and leasehold.

•
We completed the sale of two separate divestiture packages of non-core properties during the second quarter of 2014 for approximately $150.2 million in cash, subject to post-closing adjustments. In July 2014, we completed the sale of two additional divestiture packages of non-core properties for approximately $94.3 million in cash, subject to post-closing adjustments. The properties included in these four sales accounted for approximately 11% and 16% of our total production during the six months ended June 30, 2014 and 2013, respectively. In addition to the packages described above, we also had various other divestitures during the first and second quarter of 2014 for a total of approximately $20.0 million in cash.

Results of operations
Production
Production volumes by area were as follows (MBoe):

	Three months ended		Percentage change	Six months ended		Percentage change
	June 30,			June 30,
	2014	2013		2014	2013
E&P Areas
Mississippian	681	336	102.7%	1,198	490	144.5%
Panhandle Marmaton	207	48	331.3%	393	68	477.9%
Woodford Shale	136	19	615.8%	158	35	351.4%
Legacy Production Areas	859	995	(13.7)%	1,691	1,993	(15.2)%
Total E&P Areas	1,883	1,398	34.7%	3,440	2,586	33.0%
EOR Project Areas
Active EOR Projects	458	390	17.4%	853	758	12.5%
Potential EOR Projects	247	275	(10.2)%	519	542	(4.2)%
Total EOR Project Areas	705	665	6.0%	1,372	1,300	5.5%
Non-Core Properties	271	416	(34.9)%	638	836	(23.7)%
Total	2,859	2,479	15.3%	5,450	4,722	15.4%
E&P Areas
E&P Areas includes our Mississippian, Panhandle Marmaton and Woodford Shale plays. E&P Areas also includes our Legacy Production Areas which primarily include mature properties with low production decline curves. The majority of the properties in our Legacy Production Areas are located in and hold leasehold acreage for future exploration in our existing repeatable resource plays.

Production in our Mississippian project area increased primarily due to our drilling and development activity in our NOMP for the twelve months ended June 30, 2014. Production in our Panhandle Marmaton project area increased primarily due to our drilling and development activity for the twelve months ended June 30, 2014 and production from newly acquired fields, specifically our Cabot Acquisition in December 2013. Production in our Legacy Production Areas decreased primarily due to normal production decline during the last twelve months concentrated in our Granite Wash and Cleveland Sand plays and strategic divestitures within these areas.
EOR Project Areas
Our EOR Project Areas include both currently Active EOR Projects and Potential EOR Properties with no current EOR production or reserves at June 30, 2014. Our Active EOR Project areas include properties that have proved EOR reserves, ongoing EOR operations, or that have an approved authorization for expenditure for EOR operations. Production increases in our Active EOR Projects were primarily due to ongoing drilling and CO2 injection activities in our Farnsworth Unit and a more pronounced EOR production response in our North Burbank Unit. We realized our first EOR production response from the North Burbank Unit in the fourth quarter of 2013 with more significant response developing during the second quarter of 2014. We anticipate production growth for this unit in the remainder of 2014 as we continue to develop the field.
Non-Core Properties
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, our Board approved selling our Ark-La-Tex, Permian Basin, Gulf Coast, and North Texas properties. Production decreases in our Non-Core Properties were primarily due to strategic divestitures within these areas combined with the natural production decline in wells producing during the last twelve months. See “Asset divestitures and alternative capital sources” below for further discussion on our divestitures.
Revenues
Our commodity sales are derived from the sale of oil, natural gas and natural gas liquids production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.
The following table presents information about our commodity sales before the effects of commodity derivative settlements:

	Three months ended		Percentage change	Six months ended		Percentage change
	June 30,			June 30,
	2014	2013		2014	2013
Commodity sales (in thousands)
Oil	$153,275	$112,364	36.4%	$288,394	$214,399	34.5%
Natural gas	24,780	21,172	17.0%	49,932	36,372	37.3%
Natural gas liquids	14,921	10,817	37.9%	27,989	21,094	32.7%
Total commodity sales	$192,976	$144,353	33.7%	$366,315	$271,865	34.7%
Production
Oil (MBbls)	1,528	1,230	24.2%	2,943	2,356	24.9%
Natural gas (MMcf)	5,622	5,418	3.8%	10,795	10,254	5.3%
Natural gas liquids (MBbls)	394	346	13.9%	708	657	7.8%
MBoe	2,859	2,479	15.3%	5,450	4,722	15.4%
Average daily production (Boe/d)	31,418	27,242	15.3%	30,110	26,088	15.4%
Average sales prices (excluding derivative settlements)
Oil per Bbl	$100.31	$91.35	9.8%	$97.99	$91.00	7.7%
Natural gas per Mcf	$4.41	$3.91	12.8%	$4.63	$3.55	30.4%
NGLs per Bbl	$37.87	$31.26	21.1%	$39.53	$32.11	23.1%
Average sales price per Boe	$67.50	$58.23	15.9%	$67.21	$57.57	16.7%

Our total commodity sales increased significantly during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 as a result of a 16% increase in the average price per Boe combined with a 15% increase in production volumes sold. Our total commodity sales increased significantly during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 as a result of a 17% increase in the average price per Boe combined with a 15% increase in production volumes sold.
Average production volumes sold increased by 4,176 Boe per day, or 15%, to 31,418 Boe per day during the three months ended June 30, 2014 compared to 27,242 Boe per day during the three months ended June 30, 2013. The increase in average production volumes sold was primarily a result of new production from wells that were completed during the twelve months ended June 30, 2014, offsetting the decline in production in wells that were producing as of June 30, 2013. Average daily production in our Mississippian and Panhandle Marmaton project areas increased by approximately 3,791 Boe per day and approximately 1,758 Boe per day, respectively, during the second quarter of 2014 compared to the second quarter of 2013, primarily as a result of our recent well completions and production from newly acquired fields, specifically our Cabot Acquisition in December 2013. These increases were partially offset by a decrease in average production volumes sold in our Legacy Production Areas and our Non-Core Properties primarily due to strategic divestitures combined with declines in production as a result of decreased drilling activity in these areas.
Average production volumes sold increased by 4,022 Boe per day, or 15%, to 30,110 Boe per day during the six months ended June 30, 2014 compared to 26,088 Boe per day during the six months ended June 30, 2013. The increase in average production volumes sold was primarily a result of our well completions during the twelve months ended June 30, 2014, offsetting the decline in production in wells that were producing as of June 30, 2013. Average daily production in our Mississippian and Panhandle Marmaton project areas increased by approximately 3,912 Boe per day and approximately 1,796 Boe per day, respectively, during the first half of 2014 compared to the first half of 2013 primarily as a result of our recent well completions and production from newly acquired fields, specifically our Cabot Acquisition in December 2013. These increases were partially offset by a decrease in average production volumes sold in our Legacy Production Areas and our Non-Core Properties primarily due to strategic divestitures combined with declines in production as a result of decreased drilling activity in these areas.
The relative impact of changes in commodity prices and sales volumes on our oil, natural gas and natural gas liquids sales before the effects of hedging is shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2014 vs. 2013		2014 vs. 2013
(in thousands)	Sales change	Percentage change in sales	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$13,688	12.2%	$20,577	9.6%
Production	27,223	24.2%	53,418	24.9%
Total change in oil sales	$40,911	36.4%	$73,995	34.5%
Change in natural gas sales due to:
Prices	$2,811	13.2%	$11,641	32.0%
Production	797	3.8%	1,919	5.3%
Total change in natural gas sales	$3,608	17.0%	$13,560	37.3%
Change in natural gas liquids sales due to:
Prices	$2,603	24.1%	$5,258	24.9%
Production	1,501	13.8%	1,637	7.8%
Total change in natural gas liquids sales	$4,104	37.9%	$6,895	32.7%
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
Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements on realized prices:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Oil (per Bbl)(1):
Before derivative settlements	$87.51	$78.16	$86.66	$78.16
After derivative settlements	$82.15	$82.14	$82.96	$82.34
Post-settlement to pre-settlement price	93.9%	105.1%	95.7%	105.3%
Natural gas (per Mcf):
Before derivative settlements	$4.41	$3.91	$4.63	$3.55
After derivative settlements	$3.89	$3.86	$3.84	$3.87
Post-settlement to pre-settlement price	88.2%	98.7%	82.9%	109.0%
___________

(1)	Includes natural gas liquids.
The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

(in thousands)	June 30, 2014	December 31, 2013
Derivative (liabilities) assets:
Natural gas swaps	$(3,957)	$(2,249)
Oil swaps	(4,232)	(2,695)
Oil collars	(3,992)	2,772
Oil enhanced swaps	(51,299)	776
Oil purchased puts	339	74
Natural gas basis differential swaps	(531)	1,643
Net derivative (liabilities) assets	$(63,672)	$321
The effects of derivative activities on our results of operations and cash flows were as follows for the periods indicated:

	Three months ended June 30,
	2014		2013
(in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)

Gain from oil hedging activities	$—	$—	$9,509	$—
Non-hedge derivative (losses) gains:
Oil swaps, collars, enhanced swaps and puts	$(47,126)	$(10,305)	$12,385	$6,275
Natural gas swaps	2,836	(3,689)	12,971	(138)
Natural gas basis differential contracts	(313)	767	1,514	(115)
Amortization of put premium	(166)	—	—	—
Non-hedge derivative (losses) gains	$(44,769)	$(13,227)	$26,870	$6,022
Total (losses) gains from derivative activities	$(44,769)	$(13,227)	$36,379	$6,022

	Six months ended June 30,
	2014		2013
(in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)

Gain from oil hedging activities	$—	$—	$19,512	$—
Non-hedge derivative (losses) gains:
Oil swaps, collars, enhanced swaps and puts	$(61,000)	$(13,499)	$2,357	$12,591
Natural gas swaps	(1,707)	(8,378)	(2,619)	3,802
Natural gas basis differential contracts	(2,174)	(105)	1,690	(475)
Amortization of premium put	(332)	—	—	—
Non-hedge derivative (losses) gains	$(65,213)	$(21,982)	$1,428	$15,918
Total (losses) gains from derivative activities	$(65,213)	$(21,982)	$20,940	$15,918
We no longer apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as non-hedge derivative gains (losses) in our consolidated statements of operations. Gain from oil hedging activities, which is a component of total revenues in our consolidated statements of operations, of $9.5 million and $19.5 million for the three and six months ended June 30, 2013, respectively, consists of the reclassification of hedge gains on discontinued oil hedges from accumulated other comprehensive income into net income.
We recognized net non-hedge derivative (losses) gains of $(58.0) million during the three months ended June 30, 2014 compared to $32.9 million during the three months ended June 30, 2013. Non-hedge derivative (losses) gains were $(87.2) million during the six months ended June 30, 2014 compared to $17.3 million during the six months ended June 30, 2013. The fluctuation in non-hedge derivative (losses) gains from period to period is due primarily to the significant volatility of oil and natural gas prices and to changes in our outstanding derivative contracts during these periods.
Lease operating expenses

	Three months ended June 30,		Percentage change	Six months ended June 30,		Percentage change
	2014	2013		2014	2013
Lease operating expenses (in thousands)	$36,564	$32,949	11.0%	$71,585	$66,926	7.0%
Lease operating expenses per Boe	$12.79	$13.29	(3.8)%	$13.13	$14.17	(7.3)%
Lease operating costs are sensitive to changes in demand for field equipment, services, and qualified operational personnel, which is driven by demand for oil and natural gas. However, the timing of changes in operating costs may lag behind changes in commodity prices. Our EOR projects are more expensive to operate than traditional industry operations due to the nature of operations along with the costs of recovery and recycling of CO2.
Our lease operating expenses increased $3.6 million and $4.7 million during the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, respectively, primarily due to costs associated with the expansion of our EOR floods, including our newest EOR flood at North Burbank Unit which commenced CO2 recycling in the first quarter of 2014. This increase was partially offset by decreased operating expenses due to the divestiture of certain non-core assets with higher operating costs during the second quarter of 2014.
Our lease operating expenses on a Boe basis, however, decreased 4% and 7% during the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. The decrease on a Boe basis is primarily attributable to the increase in overall production volumes between periods and the divestiture of oil and gas properties with higher operating costs offset partially by the additional recycle costs associated with our newest CO2 flood at North Burbank Unit. Costs at our North Burbank Unit are high as this unit is in a startup phase.

Production taxes (which include ad valorem taxes)

	Three months ended June 30,		Percentage change	Six months ended June 30,		Percentage change
	2014	2013		2014	2013
Production taxes (in thousands)	$8,159	$8,588	(5.0)%	$14,802	$16,468	(10.1)%
Production taxes per Boe	$2.85	$3.46	(17.6)%	$2.72	$3.49	(22.1)%
Production taxes generally change in proportion to commodity sales. Some states offer exemptions or reduced production tax rates for horizontal drilling, enhanced recovery projects and high cost gas wells. In Oklahoma, new wells qualify for a tax incentive and are taxed at a lower rate during their initial months of production. After the incentive period expires, the tax rate reverts to the statutory rate.
Our production taxes decreased 5% during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to reduced tax rates for horizontal drilling and high cost gas exemption tax credits, partially offset by the 16% increase in averaged realized prices combined with the 15% increase in sales volumes. Our production taxes decreased 10% during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to reduced tax rates for horizontal drilling along with EOR and high cost gas exemption tax credits, partially offset by the 17% increase in averaged realized prices combined with the 15% increase in sales volumes.
Depreciation, depletion and amortization (“DD&A”) and losses on impairment

	Three months ended June 30,		Percentage change	Six months ended June 30,		Percentage change
	2014	2013		2014	2013
DD&A (in thousands):
Oil and natural gas properties	$59,829	$44,795	33.6%	$111,988	$85,577	30.9%
Property and equipment	2,536	2,145	18.2%	5,053	4,272	18.3%
Accretion of asset retirement obligation	989	1,001	(1.2)%	2,063	2,008	2.7%
Total DD&A	$63,354	$47,941	32.1%	$119,104	$91,857	29.7%
DD&A per Boe:
Oil and natural gas properties	$20.93	$18.07	15.8%	$20.55	$18.12	13.4%
Other fixed assets	$1.23	$1.27	(3.1)%	$1.30	$1.33	(2.3)%
Total DD&A per Boe	$22.16	$19.34	14.6%	$21.85	$19.45	12.3%
We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and costs, and thus our DD&A rate could change significantly in the future. DD&A on oil and natural gas properties increased $15.0 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, of which $8.1 million was due to a higher rate per equivalent unit of production and $6.9 million was due to an increase in production. Our DD&A rate per equivalent unit of production increased $2.86 to $20.93 per Boe for the three months ended June 30, 2014 primarily due to higher estimated future development costs and higher cost reserve additions.
DD&A on oil and natural gas properties increased $26.4 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, of which $13.2 million was due to a higher rate per equivalent unit of production and $13.2 million was due to an increase in production. Our DD&A rate per equivalent unit of production increased $2.43 to $20.55 per Boe for the six months ended June 30, 2014 primarily due to higher estimated future development costs and higher cost reserve additions.

General and administrative expenses (“G&A”)

	Three months ended June 30,		Percentage change	Six months ended June 30,		Percentage change
	2014	2013		2014	2013
G&A (in thousands):
Gross G&A expenses	$22,725	$16,008	42.0%	$42,865	$35,013	22.4%
Capitalized exploration and development costs	(7,733)	(4,455)	73.6%	(14,486)	(9,452)	53.3%
Net G&A expenses	$14,992	$11,553	29.8%	$28,379	$25,561	11.0%
Average G&A expense per Boe	$5.24	$4.66	12.4%	$5.21	$5.41	(3.7)%
Gross G&A expenses increased 42% and 22% during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase between the comparative three and six month periods was primarily due to increased compensation and benefits costs related to the competitive nature of our market and our increased activity.
Capitalized exploration and development costs increased between periods, primarily due to a higher proportion of compensation costs subject to capitalization. A larger proportion of our compensation costs are being capitalized compared to the prior period as a result of our shift in focus from acquiring developed properties to exploring and developing leasehold acreage in resource plays with repeatable drilling opportunities.
Our G&A expenses on a Boe basis, increased 12% for the three months ended June 30, 2014 compared to the same period in 2013 due primarily to increased compensation and benefits costs quarter over quarter. Our G&A expenses on a Boe basis, however, decreased 4% for the six months ended June 30, 2014 compared to the same period in 2013 due primarily to the increase in overall production volumes between periods and an increase in the proportion of general and administrative expenses capitalized in connection with our increased 2014 development and exploration activities.
Other income and expenses
Interest expense. The following table presents interest expense for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
9.875% Senior Notes due 2020	$7,690	$7,661	$15,373	$15,316
8.25% Senior Notes due 2021	8,420	8,406	16,836	16,808
7.625% Senior Notes due 2022	10,539	10,518	21,074	21,028
Senior secured revolving credit facility	1,645	364	3,064	491
Bank fees and other interest	1,256	1,172	2,605	2,397
Capitalized interest	(3,347)	(3,921)	(6,290)	(7,549)
Total interest expense	$26,203	$24,200	$52,662	$48,491
Average long-term borrowings	$1,563,499	$1,354,150	$1,569,727	$1,327,230
Total interest expense for the three and six months ended June 30, 2014 increased 8% and 9%, respectively, compared to the same periods in 2013 primarily due to increased levels of borrowing and reduced capitalized interest.
Liquidity and capital resources
Historically, our primary sources of liquidity have been cash generated from our operations, debt, private equity sales and proceeds from asset dispositions. As of June 30, 2014, we had cash and cash equivalents of $35.5 million and had borrowed $249.0 million under our senior secured revolving credit facility with a borrowing base of $532.0 million. As of August 14, 2014, outstanding borrowings under our senior secured revolving credit facility were $202.0 million with $281.6 million of remaining availability.

We believe that we will have sufficient funds available through our cash from operations, proceeds from asset divestitures and borrowing capacity under our revolving line of credit to meet our normal recurring operating needs, debt service obligations, capital requirements and contingencies for the next 12 months.
Sources and uses of cash
Our net change in cash is summarized as follows:

	Six months ended
	June 30,
(in thousands)	2014	2013
Cash flows provided by operating activities	$182,517	$99,999
Cash flows used in investing activities	(171,117)	(164,819)
Cash flows (used in) provided by financing activities	(24,545)	67,027
Net (decrease) increase in cash during the period	$(13,145)	$2,207
Our cash flows from operating activities is derived substantially from the production and sale of oil and natural gas. Cash flows from operating activities were $82.5 million or 83% higher in the six months ended June 30, 2014 than they were in the same period of 2013 primarily due to an increase in commodity sales partially offset by increases in lease operating expenses and interest charges.
We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. For the six months ended June 30, 2014 and 2013, cash flows provided by operating activities were approximately 57% and 40%, respectively, of cash used for the acquisition and development of our property.
Our cash flows from investing activities is comprised primarily of cash inflows from asset dispositions and derivative settlement receipts offset by cash outflows for capital expenditures and derivative settlement payments.
Our actual costs incurred, including costs that we have accrued for, and our budgeted 2014 capital expenditures for oil and natural gas properties during the six months ended June 30, 2014 are summarized in the following table:

(in thousands)	E&P Areas	EOR Project Areas	Non-Core Properties	Total	2014 Capital Expenditures Budget (1)(2)(3)
Acquisitions	$37,974	$3,326	$2,378	$43,678	$67,000
Drilling	199,081	32,214	77	231,372	455,000
Enhancements	12,639	32,884	976	46,499	76,000
Pipeline and field infrastructure	—	16,321	—	16,321	41,000
CO2 purchases	—	9,716	—	9,716	21,000
Total	$249,694	$94,461	$3,431	$347,586	$660,000
___________

(1)
Includes $156 million allocated to our EOR project areas as follows: acquisitions of $3 million, drilling of $35 million, enhancements of $56 million, pipeline and field infrastructure of $41 million, and CO2 purchases of $21 million.

(2)	Budget categories presented include allocations of capitalized interest and general and administrative expenses.

(3)	During August 2014, our Board approved a $35 million increase to our capital expenditures budget.
Net cash used in investing activities during the six months ended June 30, 2014 was comprised of cash outflows for capital expenditure of $322.3 million and derivative settlement payments of $22.0 million partially offset by cash inflows from dispositions of non-strategic oil and natural gas properties of $173.2 million. The 2014 asset dispositions include the divestiture of our Delaware Basin and Ft. Worth Basin properties. Net cash used in investing activities during the six months ended June 30, 2013 was comprised primarily of cash outflows for capital expenditure of $248.2 million partially offset by cash inflows from asset dispositions of $68.1 million and derivative settlement receipts of $15.9 million.

Cash flows from financing activities is comprised primarily of cash inflows from long-term debt borrowings offset by cash outflows from repayments of long-term debt and capital leases. During the six months ended June 30, 2014 we had borrowings of $111.3 million which were offset by repayments of $134.7 million on our long-term debt and $1.1 million on our capital leases. The net reduction in long-term debt during this time period was funded by the proceeds from our asset divestitures. During the six months ended June 30, 2013 we had borrowings on our long-term debt of $100.7 million offset by repayments of $33.6 million.
Indebtedness
Long-term debt consists of the following as of the dates indicated:

(in thousands)	June 30, 2014	December 31, 2013
9.875% Senior Notes due 2020, net of discount of $5,161 and $5,444, respectively	$294,839	$294,556
8.25% Senior Notes due 2021	400,000	400,000
7.625% Senior Notes due 2022, including premium of $5,286 and $5,719, respectively	555,286	555,719
Senior secured revolving credit facility	249,000	272,000
Real estate mortgage notes	10,957	11,202
Installment notes	5,081	5,235
Capital lease obligations	23,004	24,150
	$1,538,167	$1,562,862
Please see “Note 4—Long-term debt” in Item 8. Financial Statement and Supplementary Data of our annual report on Form 10-K for the year ended December 31, 2013 for a discussion of material terms governing our senior notes and senior secured revolving credit facility.
Senior secured revolving credit facility
We maintain a senior secured revolving credit facility, which is collateralized by our oil and natural gas properties, and matures on November 1, 2017. As of August 14, 2014, we have $202.0 million of outstanding borrowings under our senior secured revolving credit facility.
Availability under our senior secured revolving credit facility is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. The banks establish a borrowing base by making an estimate of the collateral value of our oil and natural gas properties. If oil and natural gas prices decrease from the amounts used in estimating the collateral value of our oil and natural gas properties, the borrowing base may be reduced, thus reducing funds available under the borrowing base. On April 22, 2014, our borrowing base was reaffirmed at $600.0 million.
On May 19, 2014, we entered into a Limited Consent and Fourteenth Amendment to our senior secured revolving credit facility which provides for a series of automatic reductions in the borrowing base under the senior secured revolving credit facility as the divestitures of our oil and natural gas properties are completed (see “Asset divestitures and alternative capital sources” below). As a result of our Fort Worth Basin and Delaware Basin divestitures that closed in May 2014, our borrowing base was reduced from $600.0 million to $532.0 million effective May 23, 2014. As a result of our Ark-La-Tex and Central Basin Platform divestitures that closed in July 2014, our borrowing base was further reduced from $532.0 million to $484.5 million effective July 18, 2014. We are still actively marketing the sale of our Gulf Coast properties whereupon a successful sale will trigger a further reduction in the borrowing base of $6.5 million.

The Limited Consent and Fourteenth Amendment also imposed an additional reduction in availability under our senior secured revolving credit facility equal to 10% of the borrowing base to compensate for the hedging of our production in excess of limits specified by covenants under the senior secured revolving credit facility. Outstanding hedges have temporarily exceeded the limits allowed under the senior secured revolving credit facility because of our recent asset divestitures. Our lenders have waived any covenant violations resulting from our temporary hedging noncompliance until August 15, 2014. On August 14, 2014 we entered into a Letter Agreement with our lenders to extend the waiver of temporary hedging noncompliance until November 1, 2014, the date of our next scheduled borrowing base redetermination. In conjunction with this extension, the 10% reduction in availability discussed above was replaced with a requirement to maintain a level of availability on our senior secured credit facility that is calculated based on our overhedged position. The requirement specifies that in the event the market value of our derivative contracts for a given commodity is a liability, the availability on our senior secured revolving credit facility must be no less than two times the liability on the overhedged production. As of August 14, 2014, we were overhedged on our projected natural gas production; however, since the market value of our natural gas derivative contracts, based on prior day settlement prices, was an asset on that date, there was no restriction on the availability under our senior secured credit facility.
Our senior secured revolving credit facility requires us to maintain a current ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our senior secured revolving credit facility, we consider the current ratio calculated under our senior secured revolving credit facility to be a useful measure of our liquidity because it includes the funds available to us under our senior secured revolving credit facility and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At June 30, 2014 and December 31, 2013, our current ratio as computed using GAAP was 0.66 and 0.80, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 1.63 and 2.35, respectively. The following table reconciles our current assets and current liabilities using GAAP to the same items for purposes of calculating the current ratio for our loan compliance:

(dollars in thousands)	June 30, 2014	December 31, 2013
Current assets per GAAP	$199,302	$176,657
Plus—Availability under senior secured revolving credit facility	228,880	327,080
Less—Short-term derivative instruments	—	(2,152)
Less - Deferred tax asset on derivative instruments and asset retirement obligations	(20,114)	(2,908)
Current assets as adjusted	$408,068	$498,677
Current liabilities per GAAP	$303,225	$221,988
Less—Short-term derivative instruments	(46,818)	(8,234)
Less—Short-term asset retirement obligations	(6,792)	(1,874)
Current liabilities as adjusted	$249,615	$211,880
Current ratio for loan compliance	1.63	2.35
Our senior secured revolving credit facility, as amended, requires us to maintain a Consolidated Net Debt to Consolidated EBITDAX ratio, as defined in our senior secured revolving credit facility, of not greater than 4.50 to 1.0 for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarter. As of June 30, 2014, availability under our senior secured revolving credit facility was limited to $228.9 million compared to the availability on August 14, 2014 which was $281.6 million.
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

Asset divestitures and alternative capital sources
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, our Board approved selling our Ark-La-Tex, Permian Basin, Gulf Coast, and North Texas properties in five property packages to implement our strategy of focusing our operations in the Mid-Continent area. The five packages include: (i) our Fort Worth Basin package located in North Texas; (ii) our Delaware Basin package; (iii) our Central Basin Platform package; (iv) our Ark-La-Tex package; and (v) our Gulf Coast package.
During the second quarter of 2014, we closed on the sales of two of the five property packages in our divestiture plan. In May 2014, we sold our Fort Worth Basin package to Scout Energy Group I, LP, for cash proceeds of $25.2 million and we sold our Delaware Basin package to RKI Exploration & Production, LLC for cash proceeds of $125.0 million.
During the third quarter of 2014, we closed on the sales of two additional property packages. Our Ark-La-Tex and Central Basin Platform property packages, both of which were sold to RAM Energy, LLC (“RAM”), closed in July 2014 for cash proceeds of $48.5 million and $45.9 million, respectively. The cash proceeds from the four sales above are subject to post-closing adjustments.
In addition to the packages discussed above, we had various other divestitures during the six months ended June 30, 2014 for cash proceeds of approximately $20.0 million. These divestitures included properties predominantly located in Andrews County, Texas, which comprised part of our Permian Basin properties, and Osage County, Oklahoma.
Proceeds from the property sales discussed above as well as any future divestitures provide us with an additional source of liquidity to pay down borrowings under our senior secured revolving credit facility, fund capital expenditures and for general corporate purposes. Our external sources of liquidity in the future may include asset sales, additional public or private issuances of common or preferred stock, or project financing. While we believe we would be able to obtain funds through one or more of these alternative sources, if needed, we cannot provide assurance that these resources would be available on terms acceptable to us.
Contractual Obligations
We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases, capital leases and purchase obligations. Our operating leases primarily relate to office equipment while our capital leases are related to the sale and subsequent leaseback of compressors. Our purchase obligations primarily relate to contracts for the purchase of CO2, drilling rig services, pipe and equipment. In June 2014, we entered into two non-cancelable operating leases for compressors at our EOR facilities. As of June 30, 2014, total minimum payments over the remaining life of the leases, which expire in 2021, were $6.7 million.
Other than the two new operating leases for compressors and net repayment of debt during the six months ended June 30, 2014, there were no material changes to our contractual commitments since December 31, 2013.

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
The following table provides a reconciliation of our net income to adjusted EBITDA for the specified periods:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Net (loss) income	$(8,433)	$38,900	$(4,028)	$37,710
Interest expense	26,203	24,200	52,662	48,491
Income tax (benefit) expense	(5,054)	22,810	(2,419)	22,123
Depreciation, depletion, and amortization	63,354	47,941	119,104	91,857
Reclassification adjustment for hedge gains	—	(9,509)	—	(19,512)
Non-cash change in fair value of non-hedge derivative instruments	44,603	(26,870)	64,881	(1,428)
Interest income	(56)	(58)	(71)	(154)
Stock-based compensation expense	1,022	(32)	2,260	1,282
Gain on disposed assets	(727)	(129)	(811)	(224)
Adjusted EBITDA	$120,912	$97,253	$231,578	$180,145

Critical accounting policies
For a discussion of our critical accounting policies, which remain unchanged, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Commodity prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our senior secured revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our production for the six months ended June 30, 2014, our gross revenues from oil and natural gas sales would change approximately $3.7 million for each $1.00 change in oil and natural gas liquid prices and $1.1 million for each $0.10 change in natural gas prices.
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
Derivative positions are adjusted in response to changes in prices and market conditions as part of an ongoing dynamic process. We review our derivative positions continuously and if future market conditions change, we may execute a cash settlement with our counterparty, restructure the position, or enter into a new swap that effectively reverses the current position (a counter-swap). In conjunction with the sale of our Non-Core Properties in 2014, we may also early settle a portion of our derivative contracts in order to align our hedged volumes with anticipated production from remaining proved reserves. The factors we consider in closing or restructuring a position before the settlement date are identical to those we reviewed when deciding to enter into the original derivative position.

Our outstanding crude oil derivative instruments as of June 30, 2014 are summarized below:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Sold puts	Purchased puts	Sold calls

July - September 2014
Swaps	208	$91.93	$—	$—	$—
Three-way collars	600	$—	$75.50	$93.25	$101.94
Enhanced swaps	210	$98.20	$80.00	$—	$—
Put spread enhanced swaps	670	$93.99	$80.00	$60.00	$—
Purchased puts	210	$—	$—	$60.00	$—
October - December 2014				—
Swaps	161	$91.83	$—	$—	$—
Three-way collars	600	$—	$75.50	$93.25	$101.94
Enhanced swaps	210	$97.58	$80.00	$—	$—
Put spread enhanced swaps	745	$93.87	$80.00	$60.00	$—
Purchased puts	210	$—	$—	$60.00	$—
January - March 2015
Enhanced swaps	1,535	$93.27	$80.00	$—	$—
Purchased puts	1,370	$—	$—	$60.00	$—
April - June 2015
Enhanced swaps	1,583	$93.29	$80.00	$—	$—
Purchased puts	1,418	$—	$—	$60.00	$—
July - September 2015
Enhanced swaps	1,470	$92.55	$80.00	$—	$—
Purchased puts	1,380	$—	$—	$60.00	$—
October - December 2015
Enhanced swaps	1,470	$92.55	$80.00	$—	$—
Purchased puts	1,380	$—	$—	$60.00	$—
January - March 2016
Enhanced swaps	720	$92.33	$80.00	$—	$—
April - June 2016
Enhanced swaps	720	$92.33	$80.00	$—	$—
July - September 2016
Enhanced swaps	660	$92.17	$80.00	$—	$—
October - December 2016
Enhanced swaps	660	$92.17	$80.00	$—	$—

Our outstanding natural gas derivative instruments as of June 30, 2014 are summarized below:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu

July - September 2014
Natural gas swaps	5,190	$3.98
Natural gas basis protection swaps	5,240	$0.24
October - December 2014
Natural gas swaps	5,090	$4.11
Natural gas basis protection swaps	5,200	$0.24
January - March 2015
Natural gas swaps	5,270	$4.34
Natural gas basis protection swaps	600	$0.18
April - June 2015
Natural gas swaps	4,740	$4.11
Natural gas basis protection swaps	600	$0.18
July - September 2015
Natural gas swaps	5,920	$4.13
Natural gas basis protection swaps	600	$0.18
October - December 2015
Natural gas swaps	6,240	$4.22
Natural gas basis protection swaps	600	$0.18
January - March 2016
Natural gas swaps	2,400	$4.49
Natural gas basis protection swaps	—	$—
April - June 2016
Natural gas swaps	1,800	$4.19
Natural gas basis protection swaps	—	$—
July - September 2016
Natural gas swaps	1,800	$4.24
Natural gas basis protection swaps	—	$—
October - December 2016
Natural gas swaps	1,800	$4.36
Natural gas basis protection swaps	—	$—

Subsequent to June 30, 2014, we entered into oil derivatives summarized below:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Sold puts	Purchased puts	Sold calls

July - September 2014
Swaps	140	$103.51	$—	$—	$—
October - December 2014				—
Swaps	26	$101.20	$—	$—	$—
January - March 2015
Swaps	150	$98.33	$—	$—	$—
April - June 2015
Swaps	150	$96.60	$—	$—	$—
July - September 2015
Swaps	150	$95.12	$—	$—	$—
October - December 2015
Swaps	150	$94.03	$—	$—	$—
January - March 2016
Enhanced swaps	240	$94.94	$82.00	$—	$—
Three-way collars	60	$—	$84.00	$92.00	$101.01
April - June 2016
Enhanced swaps	240	$94.94	$82.00	$—	$—
Three-way collars	60	$—	$84.00	$92.00	$101.01
July - September 2016
Enhanced swaps	240	$94.94	$82.00	$—	$—
Three-way collars	60	$—	$84.00	$92.00	$101.01
October - December 2016
Enhanced swaps	240	$94.94	$82.00	$—	$—
Three-way collars	60	$—	$84.00	$92.00	$101.01

Interest rates. All of the outstanding borrowings under our senior secured revolving facility as of June 30, 2014 are subject to market rates of interest as determined from time to time by the banks. We may elect to borrow under our senior secured revolving credit facility at either Eurodollar rate, which is linked to LIBOR, or the ABR. Loans subject to the ABR bear interest at a fluctuating rate that is linked to the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in the senior secured revolving credit facility, plus 0.50%, or (3) the Adjusted LIBO rate, as defined in our senior secured revolving credit facility, plus 1%. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $532.0 million, equal to our borrowing base at June 30, 2014, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $5.3 million.

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
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") issued an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Originally issued in 1992 ("1992 Framework"), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 30, 2014, we continue to utilize the 1992 Framework during our transition to the 2013 Framework by the end of 2014.
PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Naylor Farms, Inc., individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On June 7, 2011, Naylor Farms, Inc. (the “Plaintiff”), filed a complaint against us in the United States District Court for the Western District of Oklahoma, alleging claims on behalf of itself and non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging damages in excess of $5.0 million. The Plaintiff also requests allowable interest, punitive damages, cancellation of leases, other equitable relief, and an award of attorney fees and costs. We have denied liability on the claims and raised arguments and defenses that, if accepted by the Court, will result in no loss to us. The case was stayed on August 9, 2012 to allow the U.S. Court of Appeals for the Tenth Circuit to decide two unrelated cases that had issues similar to this case. The Tenth Circuit issued its opinions in those unrelated cases on July 9, 2013 and mandates were issued July 31, 2013. On or about October 1, 2013, the Court lifted the stay and entered a new scheduling order. The parties are conducting additional discovery and Plaintiff’s Motion for Class Certification is due February 15, 2015. Because a class has not been certified, we are not yet able to estimate a possible loss, or range of possible loss, if any.
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

Martha Donelson and John Friend, on behalf of themselves and on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On August 11, 2014, Martha Donelson and John Friend (the “Plaintiffs”), filed a complaint against us in the United States District Court for the Northern District of Oklahoma, alleging claims on behalf of themselves and all similarly situated Osage County land owners and surface lessees. The Plaintiffs assert class claims seeking recovery for trespass, nuisance, negligence and unjust enrichment. Relief sought includes declaring our oil and natural gas leases and drilling permits obtained in Osage County without a prior NEPA study void ab initio, removing us from all properties owned by the class members, disgorgement of profits, and compensatory and punitive damages. The complaint has not yet been served on us. At this time, a class has not been certified and discovery has yet to begin. As such, we are not yet able to estimate a possible loss, or range of possible loss, if any.
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

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Asset Purchase and Sale Agreement by and between Chaparral Energy, L.L.C. and Scout Energy Group I, LP dated April 3, 2014.

10.2	Asset Purchase and Sale Agreement by and between Chaparral Energy, L.L.C. and RKI Exploration & Production dated April 8, 2014.

10.3	Asset Purchase and Sale Agreement by and between Chaparral Energy, L.L.C. and RAM Energy, LLC dated April 25, 2014.

10.4	Asset Purchase and Sale Agreement by and between Chaparral Energy, L.L.C. and RAM Energy, LLC dated May 30, 2014.

10.5	Limited Consent and Fourteenth Amendment to Eighth Restated Credit Agreement dated as of May 19, 2014.

10.6	Letter Agreement to Eighth Restated Credit Agreement dated as of August 14, 2014.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPARRAL ENERGY, INC.

By:	/s/ Mark A. Fischer
Name:	Mark A. Fischer
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph O. Evans
Name:	Joseph O. Evans
Title:	Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)
Date: August 14, 2014

EXHIBIT INDEX

Exhibit No.	Description

10.1	Asset Purchase and Sale Agreement by and between Chaparral Energy, L.L.C. and Scout Energy Group I, LP dated April 3, 2014.

10.2	Asset Purchase and Sale Agreement by and between Chaparral Energy, L.L.C. and RKI Exploration & Production dated April 8, 2014.

10.3	Asset Purchase and Sale Agreement by and between Chaparral Energy, L.L.C. and RAM Energy, LLC dated April 25, 2014.

10.4	Asset Purchase and Sale Agreement by and between Chaparral Energy, L.L.C. and RAM Energy, LLC dated May 30, 2014.

10.5	Limited Consent and Fourteenth Amendment to Eighth Restated Credit Agreement dated as of May 19, 2014.

10.6	Letter Agreement to Eighth Restated Credit Agreement dated as of August 14, 2014.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document