Form 10-Q
period 2014-09-30
Chaparral Energy, Inc.
filed 2014-11-12
CIK 1346980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________
Form 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock as of November 7, 2014:

Class	Number of shares
Class A Common Stock, $0.01 par value	364,891
Class B Common Stock, $0.01 par value	344,859
Class C Common Stock, $0.01 par value	209,882
Class E Common Stock, $0.01 par value	504,276
Class F Common Stock, $0.01 par value	1
Class G Common Stock, $0.01 par value	2

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries
Consolidated balance sheets

	September 30, 2014	December 31, 2013
(dollars in thousands, except share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,712	$48,595
Accounts receivable, net	111,573	96,515
Inventories, net	24,025	16,137
Prepaid expenses	2,754	3,998
Derivative instruments	27,797	2,152
Deferred income taxes	—	9,260
Total current assets	185,861	176,657
Property and equipment—at cost, net	68,805	69,426
Oil and natural gas properties, using the full cost method:
Proved	3,512,036	3,258,661
Unevaluated (excluded from the amortization base)	327,495	321,477
Accumulated depreciation, depletion, amortization and impairment	(1,640,113)	(1,470,090)
Total oil and natural gas properties	2,199,418	2,110,048
Derivative instruments	16,274	6,403
Other assets	32,184	35,348
	$2,502,542	$2,397,882

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries Consolidated balance sheets—continued

	September 30, 2014	December 31, 2013
(dollars in thousands, except share data)	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$161,302	$134,811
Accrued payroll and benefits payable	26,392	24,246
Accrued interest payable	33,661	24,225
Revenue distribution payable	30,583	25,138
Current maturities of long-term debt and capital leases	5,677	5,334
Derivative instruments	246	8,234
Deferred income taxes	2,128	—
Total current liabilities	259,989	221,988
Long-term debt and capital leases, less current maturities	1,514,673	1,557,528
Derivative instruments	27	—
Stock-based compensation	5,209	4,942
Asset retirement obligations and other	43,787	53,305
Deferred income taxes	98,361	62,855
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $0.01 par value, 10,000,000 shares authorized and 370,741 and 70,117 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	4	—
Class B Common stock, $0.01 par value, 10,000,000 shares authorized and 344,859 and 357,882 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.	3	4
Class C Common stock, $0.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding	2	2
Class D Common stock, $0.01 par value, 10,000,000 shares authorized and nil and 279,999 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	3
Class E Common stock, $0.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding	5	5
Class F Common stock, $0.01 par value, 1 share authorized, issued, and outstanding	—	—
Class G Common stock, $0.01 par value, 3 shares authorized and 2 and 3 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Additional paid in capital	428,124	424,377
Retained earnings	152,358	72,873
	580,496	497,264
	$2,502,542	$2,397,882

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of operations

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
		(unaudited)
Revenues:
Commodity sales	$179,383	$161,623	$545,698	$433,489
Gain from oil hedging activities	—	9,032	—	28,544
Total revenues	179,383	170,655	545,698	462,033
Costs and expenses:
Lease operating	42,077	37,306	113,662	104,232
Production taxes	7,133	8,831	21,935	25,299
Depreciation, depletion and amortization	61,527	47,582	180,631	139,439
Loss on impairment of other assets	—	1,090	—	1,090
General and administrative	14,820	13,065	43,199	38,626
Total costs and expenses	125,557	107,874	359,427	308,686
Operating income	53,826	62,781	186,271	153,347
Non-operating income (expense):
Interest expense	(25,434)	(24,074)	(78,096)	(72,565)
Non-hedge derivative gains (losses)	104,413	(43,830)	17,218	(26,484)
Other income, net	442	425	1,407	837
Net non-operating income (expense)	79,421	(67,479)	(59,471)	(98,212)
Income (loss) before income taxes	133,247	(4,698)	126,800	55,135
Income tax expense (benefit)	49,734	(2,130)	47,315	19,993
Net income (loss)	$83,513	$(2,568)	$79,485	$35,142
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of comprehensive income (loss)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
		(unaudited)
Net income (loss)	$83,513	$(2,568)	$79,485	$35,142
Other comprehensive loss
Reclassification adjustment for hedge gains included in gain from oil hedging activities in the consolidated statements of operations	—	(9,032)	—	(28,544)
Income tax benefit related to other comprehensive loss	—	3,306	—	10,766
Other comprehensive loss, net of tax	—	(5,726)	—	(17,778)
Comprehensive income (loss)	$83,513	$(8,294)	$79,485	$17,364
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of cash flows

	Nine months ended
	September 30,
(in thousands)	2014	2013
	(unaudited)
Cash flows from operating activities
Net income	$79,485	$35,142
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion & amortization	180,631	139,439
Loss on impairment of other assets	—	1,090
Deferred income taxes	46,894	19,398
Gain on hedge reclassification adjustments	—	(28,544)
Non-hedge derivative (gains) losses	(17,218)	26,484
Gain on sale of assets	(1,007)	(556)
Other	3,033	3,395
Change in assets and liabilities
Accounts receivable	(14,442)	(20,858)
Inventories	(7,287)	(1,689)
Prepaid expenses and other assets	998	561
Accounts payable and accrued liabilities	(906)	17,694
Revenue distribution payable	5,446	5,181
Stock-based compensation	3,504	1,747
Net cash provided by operating activities	279,131	198,484
Cash flows from investing activities
Expenditures for property, plant, and equipment and oil and natural gas properties	(499,255)	(382,167)
Proceeds from asset dispositions	258,578	91,788
Settlement of non-hedge derivative instruments	(25,038)	13,097
Other	—	(664)
Net cash used in investing activities	(265,715)	(277,946)
Cash flows from financing activities
Proceeds from long-term debt	186,999	133,208
Repayment of long-term debt	(227,572)	(51,416)
Proceeds from capital lease obligations	—	5,203
Principal payments under capital lease obligations	(1,726)	(38)
Net cash (used in) provided by financing activities	(42,299)	86,957
Net (decrease) increase in cash and cash equivalents	(28,883)	7,495
Cash and cash equivalents at beginning of period	48,595	29,819
Cash and cash equivalents at end of period	$19,712	$37,314
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
The financial information as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, is unaudited. The financial information as of December 31, 2013 has been derived from the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013. In management’s opinion, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2014.
Certain reclassifications have been made to prior period financial statements to conform to current period presentation. The reclassifications had no effect on our previously reported results of operations.
Cash and cash equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of September 30, 2014, cash with a recorded balance totaling $17,457 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.
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

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

We write off accounts receivable when they are determined to be uncollectible. Recovered amounts previously written off are offset against the allowance and reduce expense in the year of recovery. Accounts receivable consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Joint interests	$36,644	$31,335
Accrued commodity sales	65,304	60,768
Derivative settlements	1,041	4,616
Production tax credit	2,703	694
Other	6,192	698
Allowance for doubtful accounts	(311)	(1,596)
	$111,573	$96,515
Inventories
Inventories are comprised of equipment used in developing oil and natural gas properties and oil and natural gas product inventories. Equipment inventory is carried at the lower of cost or market using the average cost method. Oil and natural gas product inventories are stated at the lower of production cost or market. Inventories are shown net of a provision for obsolescence, commensurate with known or estimated exposure, which is reflected in the valuation allowance disclosed below. Inventories at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Equipment inventory	$22,503	$13,657
Commodities	2,433	3,186
Inventory valuation allowance	(911)	(706)
	$24,025	$16,137
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
The costs of unevaluated oil and natural gas properties are excluded from amortization until the properties are evaluated. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Work-in-progress costs are included in unevaluated oil and natural gas properties and as of September 30, 2014, include $240,019 of capital costs incurred for undeveloped acreage, $72,046 for the construction of CO2 delivery pipelines and facilities for which there are no reserves, and $15,430 for wells and facilities in progress pending determination. As of December 31, 2013, work-in-progress costs included capital costs incurred of $196,227 for undeveloped acreage, $115,828 for the construction of CO2 delivery pipelines and facilities for which there are no reserves, and $9,422 for wells and facilities in progress pending determination.
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
Our estimates of oil and natural gas reserves as of September 30, 2014 were prepared using an average price for oil and natural gas of each month for the prior twelve months as required by the SEC. The cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties as of September 30, 2014, and no ceiling test impairment was recorded.
A decline in oil and natural gas prices subsequent to September 30, 2014 could result in ceiling test write-downs in future periods. The amount of any future impairment is difficult to predict, and will depend on the average oil and natural gas prices during each period, the incremental proved reserves added during each period, and additional capital spent.
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
We use a Monte Carlo model to estimate the grant date fair value of restricted stock awards that include a market condition. This model includes various significant assumptions, including the expected volatility of the share awards and the probabilities of certain vesting conditions. Compensation cost associated with restricted stock awards that include a market condition is recognized over the requisite service period using the straight-line method. The assumptions used to value our stock-based compensation awards reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside of our control. As a result, stock-based compensation expense could have been significantly impacted if other assumptions had been used.
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
In August 2014, the FASB issued authoritative guidance that requires entities to evaluate whether there is substantial doubt about their ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods after December 15, 2016 and interim periods thereafter. We do not expect this guidance to materially impact our financial statements or results of operations.
Note 2: Supplemental disclosures to the consolidated statements of cash flows
Supplemental disclosures to the consolidated statements of cash flows are presented below:

	Nine months ended September 30,
	2014	2013
Net cash provided by operating activities included:
Cash payments for interest	$74,446	$70,735
Interest capitalized	(9,957)	(11,670)
Cash payments for interest, net of amounts capitalized	$64,489	$59,065
Cash payments for income taxes	$591	$240
Non-cash investing activities included:
Asset retirement obligation additions and revisions	$7,118	$1,036
Oil and natural gas properties acquired through increase in accounts payable and accrued liabilities	$22,458	$8,298

Note 3: Acquisitions and divestitures
During the second quarter of 2014, we closed on the sales of two of the five property packages that comprise our plan to divest our assets in Ark-La-Tex, Permian Basin, Gulf Coast, and North Texas. The five packages include: (i) our Fort Worth Basin package located in North Texas; (ii) our Delaware Basin package; (iii) our Central Basin Platform package; (iv) our Ark-La-Tex package; and (v) our Gulf Coast package. In May 2014, we sold our Fort Worth Basin package to Scout Energy Group I, LP, for cash proceeds of $23,702, net of post-closing adjustments, and we sold our Delaware Basin package to RKI Exploration & Production, LLC for cash proceeds of $124,717, net of post-closing adjustments.
During the third quarter of 2014, we closed on the sales of two additional property packages. Our Ark-La-Tex and Central Basin Platform property packages, both of which were sold to RAM Energy, LLC (“RAM”), closed in July 2014 for cash proceeds of $48,495 and $45,854, respectively. These proceeds are subject to post-closing adjustments. As these properties did not represent a material portion of our oil and natural gas reserves, individually or in the aggregate, we did not record any gain or loss on the sales and instead, reduced our full cost pool by the amount of the net proceeds without significant alteration to our depletion rate.
In addition to the packages discussed above, we had various other divestitures during the nine months ended September 30, 2014, for cash proceeds of $22,215. These divestitures included properties predominantly located in Andrews County, Texas, which comprised part of our Permian Basin properties, and Osage County, Oklahoma.

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
Note 4: Long-term debt
As of the dates indicated, long-term debt consisted of the following:

	September 30, 2014	December 31, 2013
9.875% Senior Notes due 2020, net of discount of $5,013 and $5,444, respectively	$294,987	$294,556
8.25% Senior Notes due 2021	400,000	400,000
7.625% Senior Notes due 2022, including premium of $5,076 and $5,719, respectively	555,076	555,719
Senior secured revolving credit facility	232,000	272,000
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 2.54% to 5.46%, due August 2021 through December 2028; collateralized by real property	10,832	11,202
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.85% to 5.95% , due October 2014 through February 2018; collateralized by automobiles, machinery and equipment	5,032	5,235
Capital lease obligations	22,423	24,150
	1,520,350	1,562,862
Less current maturities	5,677	5,334
	$1,514,673	$1,557,528
Senior Notes
The senior notes, which, as of September 30, 2014, include our 9.875% senior notes due 2020, our 8.25% senior notes due 2021, and our 7.625% senior notes due 2022 (collectively, our “Senior Notes”) are our senior unsecured obligations, rank equally in right of payment with all our existing and future senior debt, and rank senior to all of our existing and future subordinated debt.
Senior secured revolving credit facility
In April 2010, we entered into an Eighth Restated Credit Agreement (our “senior secured revolving credit facility”), which is collateralized by our oil and natural gas properties and, as amended, matures on November 1, 2017. During the nine months ended September 30, 2014, we borrowed $185,000 and repaid $225,000 on our senior secured revolving credit facility. As of September 30, 2014, the weighted average interest rate was 1.9% on outstanding borrowings under the senior secured revolving credit facility.
Availability under our senior secured revolving credit facility is subject to a borrowing base which is set by the banks semiannually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts.
On May 19, 2014, we entered into a Limited Consent and Fourteenth Amendment to our senior secured revolving credit facility which provides for a series of automatic reductions in the borrowing base under the senior secured revolving credit facility as the divestitures of our oil and natural gas properties are completed (see Note 3—Acquisitions and divestitures). As a result of two divestitures that closed during the second quarter and two additional divestitures that closed during the third quarter, our borrowing base was reduced to $484,500 effective July 18, 2014. As of result of our semiannual redetermination, effective November 5, 2014, our borrowing base was increased to $650,000.

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

Availability under our senior secured revolving credit facility was further reduced by 10% of the borrowing base through August 15, 2014 under the Limited Consent and Fourteenth Amendment to compensate for temporary over-hedging of our production in excess of covenant limits which was caused by our asset divestitures referenced above. On August 14, 2014, we entered into a Letter Agreement with our lenders to extend the waiver of temporary hedging noncompliance until November 1, 2014, which was subsequently extended further until May 1, 2015, the date of our next scheduled borrowing base redetermination. In conjunction with the extension, the 10% reduction in availability was replaced with a requirement to maintain a level of availability on our senior secured credit facility that is calculated based on our overhedged position. The requirement specifies that, in the event the market value of our derivative contracts for a given commodity is a liability, the level of availability on our senior secured revolving credit facility must be no less than two times the liability on the overhedged production. As of September 30, 2014, we were overhedged on our projected natural gas production; however, since the market value of our natural gas derivative contracts, based on prior day settlement prices, was an asset on that date, there was no restriction on the availability under our senior secured credit facility.
We believe we were in compliance with all covenants under our senior secured revolving credit facility as of September 30, 2014.
Capital Leases
During 2013, we entered into lease financing agreements with U.S. Bank National Association for $24,500 through the sale and subsequent leaseback of existing compressors owned by us. The carrying value of these compressors is included in our oil and natural gas full cost pool. The lease financing obligations are for 84-month terms and include the option to purchase the equipment for a specified price at 72 months as well as an option to purchase the equipment at the end of the lease term for its then-current fair market value. Lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.8%. Minimum lease payments are approximately $3,181 annually.
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
We enter into crude oil derivative contracts for a portion of our natural gas liquids production. The following table summarizes our crude oil derivatives outstanding as of September 30, 2014:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Sold puts	Purchased puts	Sold calls
2014
Swaps	187	$93.13	$—	$—	$—
Three-way collars	600	$—	$75.50	$93.25	$101.94
Enhanced swaps	210	$97.58	$80.00	$—	$—
Put spread enhanced swaps	745	$93.87	$80.00	$60.00	$—
Purchased puts (1)	210	$—	$—	$60.00	$—
2015
Swaps	600	$96.02	$—	$—	$—
Enhanced swaps	6,058	$92.92	$80.00	$—	$—
Purchased puts (1)	5,548	$—	$—	$60.00	$—
2016
Three-way collars	240	$—	$84.00	$92.00	$101.01
Enhanced swaps	3,720	$92.94	$80.52	$—	$—
___________

(1)	Puts covering 840 Mbbls in 2014 were purchased during the second quarter of 2013 for $664. The 2015 puts were purchased during the second quarter of 2014 for $1,220.

The following tables summarize our natural gas derivative instruments outstanding as of September 30, 2014:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu
2014
Natural gas swaps	5,090	$4.11
Natural gas basis protection swaps	5,200	$0.24
2015
Natural gas swaps	22,170	$4.20
Natural gas basis protection swaps	2,400	$0.18
2016
Natural gas swaps	7,800	$4.33

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

	As of September 30, 2014			As of December 31, 2013
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Natural gas swaps	$6,595	$(216)	$6,379	$1,457	$(3,706)	$(2,249)
Oil swaps	5,472	—	5,472	112	(2,807)	(2,695)
Oil collars	2,877	—	2,877	2,776	(4)	2,772
Oil enhanced swaps	28,745	(179)	28,566	6,988	(6,212)	776
Oil purchased puts	1,026	—	1,026	74	—	74
Natural gas basis differential swaps	—	(522)	(522)	1,706	(63)	1,643
Total derivative instruments	44,715	(917)	43,798	13,113	(12,792)	321
Less:
Netting adjustments (1)	644	(644)	—	4,558	(4,558)	—
Current portion asset (liability)	27,797	(246)	27,551	2,152	(8,234)	(6,082)
	$16,274	$(27)	$16,247	$6,403	$—	$6,403
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
Derivative settlements outstanding at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Derivative settlements receivable included in accounts receivable	$1,041	$4,616
Derivative settlements payable included in accounts payable and accrued liabilities	$75	$377
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

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

Non-hedge derivative gains (losses) in the consolidated statements of operations are comprised of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Change in fair value of commodity price swaps	$20,039	$(7,795)	$16,794	$(12,115)
Change in fair value of collars	6,870	(16,057)	106	(22,795)
Change in fair value of enhanced swaps and put options	80,717	(17,499)	28,019	(6,703)
Change in fair value of natural gas basis differential contracts	9	342	(2,165)	2,032
Amortization of put premium	(166)	—	(498)	—
(Payments on) receipts from settlement of commodity price swaps	(1,030)	(2,510)	(12,653)	2,327
(Payments on) receipts from settlement of collars	(77)	(256)	(1,338)	11,300
Payments on settlement enhanced swaps	(1,664)	—	(10,657)	—
Payments on settlement of natural gas basis differential contracts	(285)	(55)	(390)	(530)
	$104,413	$(43,830)	$17,218	$(26,484)

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
Recurring fair value measurements
Our financial instruments recorded at fair value on a recurring basis consist of commodity derivative contracts (see Note 5—Derivative instruments). We have no Level 1 assets or liabilities as of September 30, 2014 or December 31, 2013. Our derivative contracts classified as Level 2 as of September 30, 2014 and December 31, 2013 consist of commodity price swaps and basis protection swaps, which are valued using an income approach. Future cash flows from the derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at the LIBOR swap rate.

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

As of September 30, 2014 and December 31, 2013, our derivative contracts classified as Level 3 consisted of three-way collars, enhanced swaps, and purchased puts. The fair value of these contracts is developed by a third-party pricing service using a proprietary valuation model, which we believe incorporates the assumptions that market participants would have made at the end of each period. Observable inputs include contractual terms, published forward pricing curves, and yield curves. Significant unobservable inputs are implied volatilities. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. We review these valuations and the changes in the fair value measurements for reasonableness. All derivative instruments are recorded at fair value and include a measure of our own nonperformance risk for derivative liabilities or that of our counterparties for derivative assets.
The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of September 30, 2014			As of December 31, 2013
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$12,067	$(738)	$11,329	$3,275	$(6,576)	$(3,301)
Significant unobservable inputs (Level 3)	32,648	(179)	32,469	9,838	(6,216)	3,622
Netting adjustments (1)	(644)	644	—	(4,558)	4,558	—
	$44,071	$(273)	$43,798	$8,555	$(8,234)	$321
___________

(1)
Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty. Positive and negative positions with a counterparty are netted on the balance sheet only to the extent that they relate to the same current versus noncurrent classification.

Changes in the fair value of our derivative instruments classified as Level 3 in the fair value hierarchy during the nine months ended September 30, 2014 and 2013 were:

	Nine months ended September 30,
Net derivative assets (liabilities)	2014	2013
Beginning balance	$3,622	$26,231
Realized and unrealized gains (losses) included in non-hedge derivative losses	15,632	(18,198)
Purchases	1,220	664
Settlements paid (received)	11,995	(11,300)
Ending balance	$32,469	$(2,603)
Gains relating to instruments still held at the reporting date included in non-hedge derivative gains (losses) for the period	$24,156	$8,776
Nonrecurring fair value measurements
Additions to the asset and liability associated with our asset retirement obligations are measured at fair value on a nonrecurring basis. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the first nine months of 2014 and 2013 were escalated using an annual inflation rate of 2.95% and 2.95%, respectively, and discounted using our credit-adjusted risk-free interest rate of 6.60% and 6.90%, respectively. These estimates may change based upon future inflation rates and changes in statutory remediation rules. See Note 7—Asset retirement obligations for additional information regarding our asset retirement obligations.
Fair value of other financial instruments
Our significant financial instruments, other than derivatives, consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. We believe the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments.

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

The carrying value and estimated fair value of our long-term debt at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
Level 2	Carrying value	Estimated fair value	Carrying value	Estimated fair value
9.875% Senior Notes due 2020	$294,987	$321,000	$294,556	$340,140
8.25% Senior Notes due 2021	400,000	419,000	400,000	437,000
7.625% Senior Notes due 2022	555,076	566,500	555,719	583,275
Senior secured revolving credit facility	232,000	232,000	272,000	272,000
Other secured long-term debt	15,864	15,864	16,437	16,437
	$1,497,927	$1,554,364	$1,538,712	$1,648,852
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
Counterparty credit risk
Our derivative contracts are executed with institutions, or affiliates of institutions, that are parties to our senior secured revolving credit facility at the time of execution, and we believe the credit risks associated with all of these institutions are acceptable. We do not require collateral or other security from counterparties to support derivative instruments. Master agreements are in place with each of our derivative counterparties which provide for net settlement in the event of default or termination of the contracts under each respective agreement. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivatives. Our loss is further limited as any amounts due from a defaulting counterparty that is a lender, or an affiliate of a lender, under our senior secured revolving credit facility can be offset against amounts owed to such counterparty lender under our senior secured revolving credit facility. As of September 30, 2014, the counterparties to our open derivative contracts consisted of eleven financial institutions, of which ten were subject to our rights of offset under our senior secured revolving credit facility.

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

	Offset in the consolidated balance sheets			Gross amounts not offset in the consolidated balance sheets
	Gross assets (liabilities)	Offsetting assets (liabilities)	Net assets (liabilities)	Derivatives(1)	Amounts outstanding under senior secured revolving credit facility	Net amount
As of September 30, 2014
Derivative assets	$44,715	$(644)	$44,071	$—	$(44,071)	$—
Derivative liabilities	(917)	644	(273)	—	—	(273)
	$43,798	$—	$43,798	$—	$(44,071)	$(273)
As of December 31, 2013
Derivative assets	$13,113	$(4,558)	$8,555	$(3,484)	$(4,211)	$860
Derivative liabilities	(12,792)	4,558	(8,234)	3,484	—	(4,750)
	$321	$—	$321	$—	$(4,211)	$(3,890)
___________

(1)
Since positive and negative positions with a counterparty are netted on the balance sheet only to the extent that they relate to the same current versus noncurrent classification, these represent remaining amounts that could have been offset under our master netting agreements.

We did not post additional collateral under any of these contracts as all of our counterparties are secured by the collateral under our senior secured revolving credit facility. Payment on our derivative contracts would be accelerated in the event of a default on our senior secured revolving credit facility. The aggregate fair value of our derivative liabilities subject to acceleration in the event of default was $917 at September 30, 2014.
Note 7: Asset retirement obligations
The following table provides a summary of our asset retirement obligation activity during the nine months ended September 30, 2014 and 2013.

	Nine months ended September 30,
	2014	2013
Beginning balance	$55,179	$49,214
Liabilities incurred in current period	4,844	1,036
Liabilities settled and disposed in current period	(16,807)	(4,969)
Revisions in estimated cash flows	2,274	—
Accretion expense	2,991	2,968
Ending balance	48,481	48,249
Less current portion included in accounts payable and accrued liabilities	4,997	2,900
	$43,484	$45,349
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
Under the RSU Plan, restricted stock units may be awarded to Participants in an aggregate amount of up to 2% of the fair market value of the Company. Under the RSU Plan, awards generally vest in equal annual increments over a three-year period. RSU awards may also vest following a Participant’s termination of employment in combination with the occurrence of a change of control event, as specified in the RSU Plan. RSU awards are cash-settled, generally within 120 days of the vesting date.
A summary of our phantom stock and RSU activity during the nine months ended September 30, 2014 is presented in the following table:

	Phantom Plan			RSU Plan
	Weighted average grant date fair value	Phantom shares	Vest date fair value	Weighted average grant date fair value	Restricted Stock Units	Vest date fair value
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2014	$17.01	53,162		$13.53	325,297
Granted	—	—		8.52	504,752
Vested	12.61	(22,041)	$212	13.96	(118,400)	$1,094
Forfeited	19.54	(6,223)		9.85	(105,214)
Unvested and outstanding at September 30, 2014	$20.26	24,898		$9.91	606,435
Based on an estimated fair value of $13.76 per phantom share and RSU as of September 30, 2014, the aggregate intrinsic value of the unvested phantom shares and RSUs outstanding was $8,687.
2010 Equity Incentive Plan
We adopted the Chaparral Energy, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) on April 12, 2010. The 2010 Plan reserves a total of 86,301 shares of our class A common stock for awards issued under the 2010 Plan. All of our or our affiliates’ employees, officers, directors, and consultants, as defined in the 2010 Plan, are eligible to participate in the 2010 Plan.
The awards granted under the 2010 Plan consist of shares that are subject to service vesting conditions (the “Time Vested” awards) and shares that are subject to market and performance vested conditions (the “Performance Vested” awards). Except as noted below, the Time Vested awards vest in equal annual installments over the five-year vesting period, but may also vest on an accelerated basis in the event of a transaction whereby CCMP Capital Investors II (AV-2), L.P., CCMP Energy I LTD., and CCMP Capital Investors (Cayman) II, L.P. (collectively “CCMP”) receive cash upon the sale of its class E common stock (a “Transaction” as defined in the 2010 Plan). Prior to October 1, 2014, the Performance Vested awards vest in the event of a Transaction that achieves certain market targets as defined in the 2010 Plan. Any shares of Performance Vested awards not vested on a Separation Date (as defined in the 2010 Plan) will be forfeited as of the Separation Date.

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

A summary of our restricted stock activity during the nine months ended September 30, 2014 is presented below:

	Time Vested			Performance Vested
	Weighted average grant date fair value	Restricted shares	Vest date fair value	Weighted average grant date fair value	Restricted shares
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2014	$634.67	19,246		$307.45	46,701
Granted	818.50	5,245		204.90	10,033
Vested	649.18	(4,517)	$3,697	—	—
Forfeited	638.06	(1,399)		338.51	(4,468)
Unvested and total outstanding at September 30, 2014	$682.80	18,575		$285.11	52,266
During the nine months ended September 30, 2014 and 2013, respectively, we repurchased and canceled 1,810 and 873 vested shares, primarily for tax withholding, and we expect to repurchase approximately 2,000 restricted shares vesting during the next twelve months. Based on an estimated fair value of $969.00 per Time Vested restricted share, the aggregate intrinsic value of the unvested Time Vested restricted shares outstanding was $17,999 as of September 30, 2014.
Effective October 1, 2014, we terminated all outstanding grants of Performance Vested awards and issued new grants of Performance Vested awards to reflect that (i) a certain number of shares which would vest if CCMP receives net proceeds from a Transaction that yields a return of at least 350% per share were removed from the initial Performance Vested awards and an equal amount were granted effective as of October 1, 2014, under Time Vesting awards (which vest on January 1, 2015, 2016, 2017 and 2018); and (ii) the remaining number of shares subject to the previous Performance Vested awards were reallocated among three targets for vesting. These vesting targets will apply for any new grants of Performance Vested awards. Any shares of Performance Vested awards not vested on a Separation Date will be forfeited as of the Separation Date.

Return on Investment Target	Target Shares Vested
175% per share	33% of shares multiplied by the Vesting Fraction
200% per share	33% of shares multiplied by the Vesting Fraction
250% per share	33% of shares multiplied by the Vesting Fraction
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock-based compensation cost	$2,309	$2,045	$9,026	$4,620
Less: stock-based compensation cost capitalized	(289)	(505)	(2,735)	(1,440)
Stock-based compensation expense	$2,020	$1,540	$6,291	$3,180
Payments for stock-based compensation were $699 and $135 during the third quarters of 2014 and 2013, respectively, and were $2,787 and $1,433 during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, accrued payroll and benefits payable included $7,305 and $5,080, respectively, for stock-based compensation costs expected to be settled within the next twelve months. Unrecognized compensation cost of approximately $19,982 is expected to be recognized over a weighted average period of 2.3 years.

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

Note 9: Common stock
The following is a summary of the changes in our common shares outstanding during the nine months ended September 30, 2014:

	Common Stock
	Class A	Class B	Class C	Class D	Class E	Class F	Class G	Total
Shares outstanding at January 1, 2014	70,117	357,882	209,882	279,999	504,276	1	3	1,422,160
Stock transfers (1)	293,023	(13,023)	—	(279,999)	—	—	(1)	—
Restricted stock issuances	15,278	—	—	—	—	—	—	15,278
Restricted stock repurchased	(1,810)	—	—	—	—	—	—	(1,810)
Restricted stock forfeitures	(5,867)	—	—	—	—	—	—	(5,867)
Shares outstanding at September 30, 2014	370,741	344,859	209,882	—	504,276	1	2	1,429,761
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

Note 10: Related party transactions
CHK Energy Holdings, an indirect wholly owned subsidiary of Chesapeake Energy Corporation (“Chesapeake”), previously owned approximately 20% of our outstanding common stock. We participate in ownership of properties operated by Chesapeake, and we received revenues and incurred joint interest billings on these properties as follows:

	Three months ended	Nine months ended
	September 30, 2013	September 30, 2013
Revenues	$2,449	$5,289
Joint interest billings	$(453)	$(1,764)
In addition, Chesapeake participates in ownership of properties operated by us, and we paid revenues and recorded joint interest billings to Chesapeake on these properties as follows:

	Three months ended	Nine months ended
	September 30, 2013	September 30, 2013
Revenues	$(1,549)	$(3,248)
Joint interest billings	$1,084	$8,969
Amounts receivable from and payable to Chesapeake at December 31, 2013 were as follows:

December 31, 2013
Amounts receivable from Chesapeake	$466
Amounts payable to Chesapeake	$64
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

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

Note 11: Commitments and contingencies
Standby letters of credit (“Letters”) available under our senior secured revolving credit facility are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had various Letters outstanding totaling $920 and $920 as of September 30, 2014 and December 31, 2013, respectively. Interest on each Letter accrues at the lender’s prime rate plus applicable margin for all amounts paid by the lenders under the Letters. No amounts were paid by the lenders under the Letters; therefore, we paid no interest on the Letters during the nine months ended September 30, 2014 or 2013.
Naylor Farms, Inc., individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C.
On June 7, 2011, Naylor Farms, Inc. (the “Plaintiff”), filed a complaint against us in the United States District Court for the Western District of Oklahoma, alleging claims on behalf of itself and non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging damages in excess of $5,000. The Plaintiff also requests allowable interest, punitive damages, cancellation of leases, other equitable relief, and an award of attorney fees and costs. We have denied liability on the claims and raised arguments and defenses that, if accepted by the Court, will result in no loss to us. The case was stayed on August 9, 2012 to allow the U.S. Court of Appeals for the Tenth Circuit to decide two unrelated cases that had issues similar to this case. The Tenth Circuit issued its opinions in those unrelated cases on July 9, 2013 and mandates were issued July 31, 2013. On or about October 1, 2013, the Court lifted the stay and entered a new scheduling order. The parties are conducting additional discovery and the due date of Plaintiff’s Motion for Class Certification has been extended to July 15, 2015. Because a class has not been certified, we are not yet able to estimate a possible loss, or range of possible loss, if any.
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
On August 11, 2014, Martha Donelson and John Friend (the “Plaintiffs”), filed a complaint against us in the United States District Court for the Northern District of Oklahoma, alleging claims on behalf of themselves and all similarly situated Osage County land owners and surface lessees. The Plaintiffs assert class claims seeking recovery for trespass, nuisance, negligence and unjust enrichment. Relief sought includes declaring our oil and natural gas leases and drilling permits obtained in Osage County without a prior NEPA study void ab initio, removing us from all properties owned by the class members, disgorgement of profits, and compensatory and punitive damages. We have joined in Motions to Dismiss filed by the Defendants. At this time, a class has not been certified and discovery has yet to begin. As such, we are not yet able to estimate a possible loss, or range of possible loss, if any.
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

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases, capital leases and purchase obligations. In June 2014, we entered into two non-cancelable operating leases for CO2 recycle compressors at our EOR facilities. As of September 30, 2014, total minimum payments over the remaining life of the leases, which expire in 2021, were $6,500. The remaining operating leases primarily relate to office equipment while our capital leases are related to the sale and subsequent leaseback of compressors. Our purchase obligations primarily relate to contracts for the purchase of CO2, drilling rig services, pipe and equipment. Other than the two new operating leases and net debt repayments during the nine months ended September 30, 2014, there were no material changes to our contractual commitments since December 31, 2013.

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

During the third quarter of 2014, production increased 12% to 2,767 MBoe compared to production of 2,477 MBoe during the third quarter of 2013, primarily due to our drilling activity and EOR production gains, both partially offset by our significant property divestitures. As a result, revenue from commodity sales was $17.8 million higher in the third quarter of 2014 compared to the third quarter in 2013. Additionally, due primarily to downward changes in the NYMEX forward commodity price curves, we had a non-hedge derivative gain of $104.4 million in the third quarter of 2014 compared to $43.8 million of non-hedge derivative losses during the same period last year. As a result of these and other factors, we reported a net gain of $83.5 million during the third quarter of 2014 compared to a net loss of $2.6 million for the comparable period in 2013.
The following are material events that have impacted our liquidity or results of operations, and/or are expected to impact these items in future periods:

•
Our oil and natural gas property capital expenditure budget for 2014 is set at $660.0 million. Our capital expenditures during the nine months ended September 30, 2014 were $529.0 million, consisting primarily of $307.7 million in drilling and completion expenditures in our E&P Areas, $137.5 million for our EOR Project Areas (excluding acquisitions) and $64.0 million for the acquisition of oil and natural gas properties and leasehold.

•
We completed the sale of two separate divestiture packages of non-core properties during the second quarter of 2014 for $148.4 million in cash, net of post-closing adjustments. In July 2014, we completed the sale of two additional divestiture packages of non-core properties for $94.3 million in cash, before post-closing adjustments. The properties included in these four sales accounted for approximately 8% and 15% of our total production during the nine months ended September 30, 2014 and 2013, respectively. In addition to the packages described above, we also received approximately $22.2 million in cash for various other property divestitures during the nine months ended September 30, 2014.

Results of operations
Production
Production volumes by area were as follows (MBoe):

	Three months ended		Percent change	Nine months ended		Percent change
	September 30,			September 30,
	2014	2013		2014	2013
E&P Areas
Mississippian	663	417	59.0%	1,861	907	105.2%
Panhandle Marmaton	331	129	156.6%	724	197	267.5%
Woodford Shale	148	21	604.8%	306	56	446.4%
Legacy Production Areas	840	859	(2.2)%	2,531	2,852	(11.3)%
Total E&P Areas	1,982	1,426	39.0%	5,422	4,012	35.1%
EOR Project Areas
Active EOR Projects	503	377	33.4%	1,356	1,135	19.5%
Potential EOR Projects	240	274	(12.4)%	759	816	(7.0)%
Total EOR Project Areas	743	651	14.1%	2,115	1,951	8.4%
Non-Core Properties	42	400	(89.5)%	680	1,236	(45.0)%
Total	2,767	2,477	11.7%	8,217	7,199	14.1%
E&P Areas
E&P Areas includes our Mississippian, Panhandle Marmaton and Woodford Shale plays. E&P Areas also includes our Legacy Production Areas which primarily include mature properties with low production decline curves. The majority of the properties in our Legacy Production Areas are located in and hold leasehold acreage for future exploration in our existing repeatable resource plays.

Production in our Mississippian play increased for the three and nine months ended September 30, 2014, compared to the same periods in 2013 primarily due to our drilling and development activity in our NOMP for the twelve months ended September 30, 2014. Production in our Panhandle Marmaton play increased primarily due to our drilling and development activity for the twelve months ended September 30, 2014 and production from newly acquired fields, specifically the Cabot Acquisition in December 2013. Production in our Legacy Production Areas decreased slightly for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to normal production decline during the last twelve months concentrated in our Granite Wash and Cleveland Sand plays and strategic divestitures within these areas. Production in our Legacy Production Areas decreased for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to normal production decline during the last twelve months concentrated in our Granite Wash and Cleveland Sand plays and strategic divestitures within these areas.
EOR Project Areas
Our EOR Project Areas include both currently Active EOR Projects and Potential EOR Projects with no current EOR production or reserves at September 30, 2014. Our Active EOR Project areas include properties that have proved EOR reserves, ongoing EOR operations, or that have an approved authorization for expenditure for EOR operations. Production increases in our Active EOR Projects were primarily due to ongoing drilling and CO2 injection activities in our Farnsworth Unit and a more pronounced EOR production response in our North Burbank Unit. We realized our first EOR production response from the North Burbank Unit in the fourth quarter of 2013 with more significant response developing during the second and third quarters of 2014.
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
The following table presents information about our commodity sales before the effects of commodity derivative settlements:

	Three months ended		Increase / (Decrease)	Percent change	Nine months ended		Increase / (Decrease)	Percent change
	September 30,				September 30,
	2014	2013			2014	2013
Commodity sales (in thousands)
Oil	$146,320	$132,932	$13,388	10.1%	$434,714	$347,331	$87,383	25.2%
Natural gas	18,949	16,989	1,960	11.5%	68,881	53,362	15,519	29.1%
Natural gas liquids	14,114	11,702	2,412	20.6%	42,103	32,796	9,307	28.4%
Total commodity sales	$179,383	$161,623	$17,760	11.0%	$545,698	$433,489	$112,209	25.9%
Production
Oil (MBbls)	1,528	1,288	240	18.6%	4,471	3,644	827	22.7%
Natural gas (MMcf)	4,986	4,956	30	0.6%	15,781	15,210	571	3.8%
Natural gas liquids (MBbls)	408	363	45	12.4%	1,116	1,020	96	9.4%
MBoe	2,767	2,477	290	11.7%	8,217	7,199	1,018	14.1%
Average daily production (Boe/d)	30,076	26,924	3,152	11.7%	30,099	26,370	3,729	14.1%
Average sales prices (excluding derivative settlements)
Oil per Bbl	$95.76	$103.21	$(7.45)	(7.2)%	$97.23	$95.32	$1.91	2.0%
Natural gas per Mcf	$3.80	$3.43	$0.37	10.8%	$4.36	$3.51	$0.85	24.2%
NGLs per Bbl	$34.59	$32.24	$2.35	7.3%	$37.73	$32.15	$5.58	17.4%
Average sales price per Boe	$64.83	$65.25	$(0.42)	(0.6)%	$66.41	$60.22	$6.19	10.3%
Our total commodity sales increased significantly during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 as a result of a 12% increase in production volumes sold offset slightly by a 1% decrease in the average price per Boe. Our total commodity sales increased significantly during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 as a result of a 14% increase in production volumes sold combined with a 10% increase in the average price per Boe.
Average production volumes sold increased by 3,152 Boe per day, or 12%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in average production volumes sold was primarily a result of new production from wells that were completed during the twelve months ended September 30, 2014, offsetting the decrease due to the decline in production in wells that were producing as of September 30, 2013, and property divestitures during the period. Average daily production in our Mississippian, Panhandle Marmaton and Woodford Shale plays increased by approximately 2,674 Boe per day, 2,196 Boe per day, and 1,380 Boe per day, respectively, during the third quarter of 2014 compared to the third quarter of 2013, primarily as a result of our recent well completions and production from newly acquired fields, specifically our Cabot Acquisition in December 2013. Average daily production in our Active EOR project areas increased by approximately 1,370 Boe per day during the third quarter of 2014 compared to the third quarter of 2013, primarily as a result of ongoing drilling and CO2 injection activities in our Farnsworth Unit and a more pronounced EOR production response in our North Burbank Unit. These increases were partially offset by a decrease in average production volumes sold in our Legacy Production Areas and our Non-Core Properties primarily due to strategic divestitures combined with a combination of declines in production and reduced drilling activity in these areas.
Average production volumes sold increased by 3,729 Boe per day, or 14%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in average production volumes sold was primarily a result of our well completions during the twelve months ended September 30, 2014, offsetting the decrease due to the decline in production in wells that were producing as of September 30, 2013, and property divestitures during the period. Average daily production in our Mississippian, Panhandle Marmaton and Woodford Shale plays increased by approximately 3,495 Boe per day, 1,930 Boe per day, and 916 Boe per day, respectively, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily as a result of our recent well completions and production from newly acquired fields, specifically our Cabot Acquisition in December 2013. Average daily production in our Active EOR project areas increased by approximately 810 Boe per day during the nine months ended September 30, 2014 compared to the same period in 2013, primarily as a result of ongoing drilling and CO2 injection activities in our Farnsworth Unit and a more pronounced EOR production response in our North Burbank Unit. These increases were partially offset by a decrease in average production volumes sold in our Legacy Production Areas and our Non-Core Properties primarily due to strategic divestitures combined with declines in production as a result of decreased drilling activity in these areas.
The relative impact of changes in commodity prices and sales volumes on our oil, natural gas and natural gas liquids sales before the effects of hedging is shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2014 vs. 2013		2014 vs. 2013
(in thousands)	Sales change	Percentage change in sales	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$(11,382)	(8.5)%	$8,557	2.5%
Production	24,770	18.6%	78,826	22.7%
Total change in oil sales	$13,388	10.1%	$87,383	25.2%
Change in natural gas sales due to:
Prices	$1,857	10.9%	$13,516	25.3%
Production	103	0.6%	2,003	3.8%
Total change in natural gas sales	$1,960	11.5%	$15,519	29.1%
Change in natural gas liquids sales due to:
Prices	$961	8.2%	$6,220	19.0%
Production	1,451	12.4%	3,087	9.4%
Total change in natural gas liquids sales	$2,412	20.6%	$9,307	28.4%
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

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements on realized prices:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Oil (per Bbl)(1):
Before derivative settlements	$82.87	$87.60	$85.34	$81.50
After derivative settlements	$81.66	$84.12	$82.51	$82.97
Post-settlement to pre-settlement price	98.5%	96.0%	96.7%	101.8%
Natural gas (per Mcf):
Before derivative settlements	$3.80	$3.43	$4.36	$3.51
After derivative settlements	$3.66	$4.02	$3.78	$3.92
Post-settlement to pre-settlement price	96.3%	117.2%	86.7%	111.7%
___________

(1)	Includes natural gas liquids.

The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

(in thousands)	September 30, 2014	December 31, 2013
Derivative assets (liabilities):
Natural gas swaps	$6,379	$(2,249)
Oil swaps	5,472	(2,695)
Oil collars	2,877	2,772
Oil enhanced swaps	28,566	776
Oil purchased puts	1,026	74
Natural gas basis differential swaps	(522)	1,643
Net derivative assets	$43,798	$321
The effects of derivative activities on our results of operations and cash flows were as follows for the periods indicated:

	Three months ended September 30,
	2014		2013
(in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)

Gain from oil hedging activities	$—	$—	$9,032	$—
Non-hedge derivative gains (losses):
Oil swaps, collars, enhanced swaps and puts	$97,291	$(2,343)	$(40,714)	$(5,754)
Natural gas swaps	10,335	(428)	(637)	2,988
Natural gas basis differential contracts	9	(285)	342	(55)
Amortization of put premium	(166)	—	—	—
Non-hedge derivative gains (losses)	$107,469	$(3,056)	$(41,009)	$(2,821)
Total gains (losses) from derivative activities	$107,469	$(3,056)	$(31,977)	$(2,821)

	Nine months ended September 30,
	2014		2013
(in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)

Gain from oil hedging activities	$—	$—	$28,544	$—
Non-hedge derivative gains (losses):
Oil swaps, collars, enhanced swaps and puts	$36,291	$(15,842)	$(38,357)	$6,837
Natural gas swaps	8,628	(8,806)	(3,256)	6,790
Natural gas basis differential contracts	(2,165)	(390)	2,032	(530)
Amortization of premium put	(498)	—	—	—
Non-hedge derivative gains (losses)	$42,256	$(25,038)	$(39,581)	$13,097
Total gains (losses) from derivative activities	$42,256	$(25,038)	$(11,037)	$13,097
We no longer apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as non-hedge derivative gains (losses) in our consolidated statements of operations. Gain from oil hedging activities, which is a component of total revenues in our consolidated statements of operations, of $9.0 million and $28.5 million for the three and nine months ended September 30, 2013, respectively, consists of the reclassification of hedge gains on discontinued oil hedges from accumulated other comprehensive income into net income.
We recognized net non-hedge derivative gains (losses) of $104.4 million during the three months ended September 30, 2014 compared to $(43.8) million during the three months ended September 30, 2013. Non-hedge derivative gains (losses) were $17.2 million during the nine months ended September 30, 2014 compared to $(26.5) million during the nine months ended September 30, 2013. The fluctuation in non-hedge derivative gains (losses) from period to period is due primarily to the significant volatility of oil and natural gas prices and to changes in our outstanding derivative contracts during these periods.
Lease operating expenses

	Three months ended September 30,		Increase / (Decrease)	Percent change	Nine months ended September 30,		Increase / (Decrease)	Percent change
	2014	2013			2014	2013
Lease operating expenses (in thousands)	$42,077	$37,306	$4,771	12.8%	$113,662	$104,232	$9,430	9.0%
Lease operating expenses per Boe	$15.21	$15.06	$0.15	1.0%	$13.83	$14.48	$(0.65)	(4.5)%
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
Our lease operating expenses increased during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to the incremental cost of oil field goods and services associated with net wells added partially offset by decreased operating expenses due to the divestiture of certain high operating cost assets.
Our lease operating expenses increased during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013 primarily due to the incremental cost of oil field goods and services associated with net wells added partially offset by decreased operating expenses due to the divestiture of certain high operating cost assets.
Our lease operating expenses on a Boe basis, however, decreased during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decrease on a Boe basis is primarily attributable to the increase in overall production volumes between periods.

Production taxes (which include ad valorem taxes)

	Three months ended September 30,		Increase / (Decrease)	Percent change	Nine months ended September 30,		Increase / (Decrease)	Percent change
	2014	2013			2014	2013
Production taxes (in thousands)	$7,133	$8,831	$(1,698)	(19.2)%	$21,935	$25,299	$(3,364)	(13.3)%
Production taxes per Boe	$2.58	$3.57	$(0.99)	(27.7)%	$2.67	$3.51	$(0.84)	(23.9)%
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
Our production taxes decreased during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to our strategic divestitures of wells in our Non-Core Properties and Legacy Production Areas, which generally had higher tax rates, combined with reduced tax rates for horizontal drilling and high cost gas exemption tax credits, partially offset by the 12% increase in sales volumes. Our production taxes decreased during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to our strategic divestitures of wells in our Non-Core Properties and Legacy Production Areas, which generally had higher tax rates, combined with reduced tax rates for horizontal drilling along with EOR and high cost gas exemption tax credits, partially offset by the 14% increase in sales volumes combined with the 10% increase in averaged realized prices.
Depreciation, depletion and amortization (“DD&A”) and losses on impairment

	Three months ended September 30,		Increase / (Decrease)	Percent change	Nine months ended September 30,		Increase / (Decrease)	Percent change
	2014	2013			2014	2013
DD&A (in thousands):
Oil and natural gas properties	$58,035	$44,416	$13,619	30.7%	$170,023	$129,993	$40,030	30.8%
Property and equipment	2,564	2,206	358	16.2%	7,617	6,478	1,139	17.6%
Accretion of asset retirement obligation	928	960	(32)	(3.3)%	2,991	2,968	23	0.8%
Total DD&A	$61,527	$47,582	$13,945	29.3%	$180,631	$139,439	$41,192	29.5%
DD&A per Boe:
Oil and natural gas properties	$20.97	$17.93	$3.04	17.0%	$20.69	$18.06	$2.63	14.6%
Other fixed assets	$1.26	$1.28	$(0.02)	(1.6)%	$1.29	$1.31	$(0.02)	(1.5)%
Total DD&A per Boe	$22.23	$19.21	$3.02	15.7%	$21.98	$19.37	$2.61	13.5%
We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and costs, and thus our DD&A rate could change significantly in the future. DD&A on oil and natural gas properties increased for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, of which $8.4 million was due to a higher rate per equivalent unit of production and $5.2 million was due to an increase in production. Our DD&A rate per equivalent unit of production increased for the three months ended September 30, 2014 primarily due to higher estimated future development costs and higher cost reserve additions.
DD&A on oil and natural gas properties increased for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, of which $21.6 million was due to a higher rate per equivalent unit of production and $18.4 million was due to an increase in production. Our DD&A rate per equivalent unit of production increased for the nine months ended September 30, 2014 primarily due to higher estimated future development costs and higher cost reserve additions.
Impairment of other assets. During the three and nine months ended September 30, 2014, we had no impairment losses. During the three and nine months ended September 30, 2013, we recognized $1.1 million of impairment losses on certain of our owned drilling rigs which were being marketed for sale and their carrying values exceeded expected market pricing.

General and administrative expenses (“G&A”)

	Three months ended September 30,		Increase / (Decrease)	Percent change	Nine months ended September 30,		Increase / (Decrease)	Percent change
	2014	2013			2014	2013
G&A (in thousands):
Gross G&A expenses	$21,217	$17,938	$3,279	18.3%	$64,082	$52,951	$11,131	21.0%
Capitalized exploration and development costs	(6,397)	(4,873)	(1,524)	31.3%	(20,883)	(14,325)	(6,558)	45.8%
Net G&A expenses	$14,820	$13,065	$1,755	13.4%	$43,199	$38,626	$4,573	11.8%
Average G&A expense per Boe	$5.36	$5.27	$0.09	1.7%	$5.26	$5.37	$(0.11)	(2.0)%
Gross G&A expenses increased during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 primarily due to increased compensation and benefits costs related to the competitive nature of our market and our increased activity, along with other expenses and general inflation.
Capitalized exploration and development costs increased between periods primarily due to a higher proportion of compensation costs subject to capitalization. A larger proportion of our compensation costs are being capitalized compared to the prior period as a result of our shift in focus from acquiring developed properties to exploring and developing leasehold acreage in resource plays with repeatable drilling opportunities.
Our G&A expenses on a Boe basis, however, decreased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to the increase in overall production volumes between periods and an increase in the proportion of general and administrative expenses capitalized in connection with our increased 2014 development and exploration activities.
Other income and expenses
Interest expense. The following table presents interest expense for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
9.875% Senior Notes due 2020	$7,698	$7,668	$23,071	$22,985
8.25% Senior Notes due 2021	8,423	8,409	25,259	25,218
7.625% Senior Notes due 2022	10,545	10,524	31,618	31,552
Senior secured revolving credit facility	1,062	411	4,126	901
Bank fees and other interest	1,374	1,182	3,979	3,579
Capitalized interest	(3,668)	(4,120)	(9,957)	(11,670)
Total interest expense	$25,434	$24,074	$78,096	$72,565
Average long-term borrowings	$1,490,584	$1,362,118	$1,543,346	$1,338,863
Total interest expense for the three and nine months ended September 30, 2014 increased 6% and 8%, respectively, compared to the same periods in 2013 primarily due to increased levels of borrowing and reduced capitalized interest.
Liquidity and capital resources
Historically, our primary sources of liquidity have been cash generated from our operations, debt, private equity sales and proceeds from asset dispositions. As of September 30, 2014, we had cash and cash equivalents of $19.7 million and had borrowed $232.0 million under our senior secured revolving credit facility with a borrowing base of $484.5 million. As of November 7, 2014, we had borrowed $292.0 million under our senior secured revolving credit facility with a borrowing base of $650.0 million and $343.4 million of remaining availability.
We believe that we will have sufficient funds available through our cash from operations, proceeds from asset divestitures and borrowing capacity under our revolving line of credit to meet our normal recurring operating needs, debt service obligations, capital requirements and contingencies for the next 12 months.

All of our sources of liquidity can be impacted by the general condition of the broader economy and by fluctuations in commodity prices, operating costs, and volumes produced, all of which affect us and our industry. We have no control over the market prices for oil, gas, or NGLs, although we are able to influence the amount of our realized revenues from our oil, gas, and NGL sales through the use of derivative contracts as part of our commodity price risk management program. Historically, decreases in commodity prices have limited our industry’s access to capital markets. The borrowing base under our credit facility could be reduced as a result of lower commodity prices, divestitures of proved properties, or newly issued debt. We are closely monitoring the recent volatility in the oil and natural gas commodity markets, in particular the decline in oil prices. The profitability of the oil and gas operations and the ability to realize recorded asset values is dependent on the success of future development plans and projected long-term market conditions.
Sources and uses of cash
Our net change in cash is summarized as follows:

	Nine months ended		Increase / (Decrease)	Percent Change
	September 30,
(in thousands)	2014	2013
Cash flows provided by operating activities	$279,131	$198,484	$80,647	40.6%
Cash flows used in investing activities	(265,715)	(277,946)	12,231	(4.4)%
Cash flows (used in) provided by financing activities	(42,299)	86,957	(129,256)	(148.6)%
Net (decrease) increase in cash during the period	$(28,883)	$7,495	$(36,378)	(485.4)%
Our cash flows from operating activities is derived substantially from the production and sale of oil and natural gas. Our cash flows from operating activities were higher in the current year due to an increase in commodity sales as a result of higher production and prices on all our commodities. This was partially offset by higher operating expenses, interest charges and changes in working capital.
We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. For the nine months ended September 30, 2014 and 2013, cash flows provided by operating activities were approximately 56% and 52%, respectively, of cash used for the acquisition and development of our property.
Our cash flows from investing activities is comprised primarily of cash inflows from asset dispositions and derivative settlement receipts offset by cash outflows for capital expenditures and derivative settlement payments.
Our actual costs incurred, including costs that we have accrued for, and our budgeted 2014 capital expenditures for oil and natural gas properties during the nine months ended September 30, 2014 are summarized in the following table:

(in thousands)	E&P Areas	EOR Project Areas	Non-Core Properties	Total	2014 Capital Expenditures Budget (1)(2)(3)
Acquisitions	$57,276	$3,900	$2,855	$64,031	$67,000
Drilling	307,650	35,009	757	343,416	455,000
Enhancements	18,169	57,743	891	76,803	76,000
Pipeline and field infrastructure	—	26,802	—	26,802	41,000
CO2 purchases	—	17,969	—	17,969	21,000
Total	$383,095	$141,423	$4,503	$529,021	$660,000
___________

(1)
Includes $156.0 million allocated to our EOR project areas as follows: acquisitions of $3.0 million, drilling of $35.0 million, enhancements of $56.0 million, pipeline and field infrastructure of $41.0 million, and CO2 purchases of $21.0 million.

(2)	Budget categories presented include allocations of capitalized interest and general and administrative expenses.

(3)	In August 2014, our Board approved a $35.0 million increase to our capital expenditures budget.
Net cash used in investing activities during the nine months ended September 30, 2014 was comprised of cash outflows for capital expenditure of $499.3 million and derivative settlement payments of $25.0 million partially offset by cash inflows from dispositions of non-core oil and natural gas properties of $258.6 million. The 2014 asset dispositions include the divestiture of our Delaware Basin, Ft. Worth Basin, Ark-La-Tex, and Central Basin properties. Net cash used in investing activities during the nine months ended September 30, 2013 was comprised primarily of cash outflows for capital expenditure of $382.2 million partially offset by cash inflows from asset dispositions of $91.8 million and derivative settlement receipts of $13.1 million.
Cash flows from financing activities is comprised primarily of cash inflows from long-term debt borrowings offset by cash outflows from repayments of long-term debt and capital leases. During the nine months ended September 30, 2014, we had borrowings of $187.0 million which were more than offset by repayments of $227.6 million on our long-term debt and $1.7 million on our capital leases. During the nine months ended September 30, 2013, we had borrowings on our long-term debt of $133.2 million offset by repayments of $51.4 million. During this time, we also had proceeds of $5.2 million from the sale and subsequent leaseback of a compressor.
Indebtedness
Long-term debt consists of the following as of the dates indicated:

(in thousands)	September 30, 2014	December 31, 2013
9.875% Senior Notes due 2020, net of discount of $5,013 and $5,444, respectively	$294,987	$294,556
8.25% Senior Notes due 2021	400,000	400,000
7.625% Senior Notes due 2022, including premium of $5,076 and $5,719, respectively	555,076	555,719
Senior secured revolving credit facility	232,000	272,000
Real estate mortgage notes	10,832	11,202
Installment notes	5,032	5,235
Capital lease obligations	22,423	24,150
	$1,520,350	$1,562,862
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
On May 19, 2014, we entered into a Limited Consent and Fourteenth Amendment to our senior secured revolving credit facility which provides for a series of automatic reductions in the borrowing base under the senior secured revolving credit facility as the divestitures of our oil and natural gas properties are completed (see “Asset divestitures and alternative capital sources” below). As a result of our Fort Worth Basin and Delaware Basin divestitures that closed in May 2014 and our Ark-La-Tex and Central Basin Platform divestitures that closed in July 2014, our borrowing base was reduced to $484.5 million effective July 18, 2014. We are still actively marketing the sale of our Gulf Coast properties whereupon a successful sale will trigger a further reduction in the borrowing base of $6.5 million. As of result of our semiannual redetermination, effective November 5, 2014, our borrowing base was increased to $650.0 million.

The Limited Consent and Fourteenth Amendment also imposed an additional reduction in availability under our senior secured revolving credit facility equal to 10% of the borrowing base to compensate for the hedging of our production in excess of limits specified by covenants under the senior secured revolving credit facility. Outstanding hedges have temporarily exceeded the limits allowed under the senior secured revolving credit facility because of our recent asset divestitures. Our lenders previously waived any covenant violations resulting from our temporary hedging noncompliance until August 15, 2014. On August 14, 2014, we entered into a Letter Agreement with our lenders to extend the waiver of temporary hedging noncompliance until November 1, 2014, which was subsequently extended further until May 1, 2015, the date of our next scheduled borrowing base redetermination. In conjunction with this extension, the 10% reduction in availability discussed above was replaced with a requirement to maintain a level of availability on our senior secured credit facility that is calculated based on our overhedged position. The requirement specifies that, in the event the market value of our derivative contracts for a given commodity is a liability, the level of availability on our senior secured revolving credit facility must be no less than two times the liability on the overhedged production. As of November 7, 2014, we were overhedged on our projected natural gas production; however, since the market value of our natural gas derivative contracts, based on prior day settlement prices, was an asset on that date, there was no restriction on the availability under our senior secured credit facility.
Our senior secured revolving credit facility requires us to maintain a current ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our senior secured revolving credit facility, we consider the current ratio calculated under our senior secured revolving credit facility to be a useful measure of our liquidity because it includes the funds available to us under our senior secured revolving credit facility and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. The following table discloses the current ratio for our loan compliance compared to the ratio calculated per GAAP.

(dollars in thousands)	September 30, 2014	December 31, 2013
Current assets per GAAP	$185,861	$176,657
Plus—Availability under senior secured revolving credit facility	251,580	327,080
Less—Short-term derivative instruments	(27,797)	(2,152)
Less - Deferred tax asset on derivative instruments and asset retirement obligations	—	(2,908)
Current assets as adjusted	$409,644	$498,677
Current liabilities per GAAP	$259,989	$221,988
Less—Short-term derivative instruments	(246)	(8,234)
Less—Short-term asset retirement obligations	(4,997)	(1,874)
Less—Deferred tax liability on derivative instruments and asset retirement obligations	(8,480)	—
Current liabilities as adjusted	$246,266	$211,880
Current ratio for loan compliance	1.66	2.35
Current ratio per GAAP	0.71	0.80
Our senior secured revolving credit facility, as amended, requires us to maintain a Consolidated Net Debt to Consolidated EBITDAX ratio, as defined in our senior secured revolving credit facility, of not greater than 4.50 to 1.0 for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarter. As of September 30, 2014, availability under our senior secured revolving credit facility was limited to $251.6 million compared to the availability on November 7, 2014 which was $343.4 million.
Capital Leases
During 2013, we entered into lease financing agreements with U.S. Bank National Association for $24.5 million through the sale and subsequent leaseback of existing compressors owned by us. The carrying value of these compressors is included in our oil and natural gas full cost pool.The lease financing obligations are for 84-month terms and include the option to purchase the equipment for a specified price at 72 months as well as an option to purchase the equipment at the end of the lease term for its then-current fair market value. Lease payments related to the equipment are recognized as principal payments and interest expense.

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
During the second quarter of 2014, we closed on the sales of two of the five property packages in our divestiture plan. In May 2014, we sold our Fort Worth Basin package to Scout Energy Group I, LP, for cash proceeds of $23.7 million, net of post-closing adjustments, and we sold our Delaware Basin package to RKI Exploration & Production, LLC for cash proceeds of $124.7 million, net of post-closing adjustments.
During the third quarter of 2014, we closed on the sales of two additional property packages. Our Ark-La-Tex and Central Basin Platform property packages, both of which were sold to RAM Energy, LLC (“RAM”), closed in July 2014 for cash proceeds of $48.5 million and $45.9 million, respectively. These proceeds are subject to post-closing adjustments.
In addition to the packages discussed above, we had various other divestitures during the nine months ended September 30, 2014 for cash proceeds of approximately $22.2 million. These divestitures included properties predominantly located in Andrews County, Texas, which comprised part of our Permian Basin properties, and Osage County, Oklahoma.
On October 31, 2014, we executed a purchase and sale agreement with an undisclosed buyer, whereby we will sell our leasehold interests, including the Eagle Ford Formation and below, in Brazos, Burleson, Fayette, Grimes and Washington Counties in Texas for a purchase price of $20.1 million, subject to customary purchase price adjustments. The sale of the non-producing properties is expected to close on or about December 12, 2014, and is effective as of September 1, 2014.
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
Contractual Obligations
We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases, capital leases and purchase obligations. Our operating leases primarily relate to office equipment while our capital leases are related to the sale and subsequent leaseback of compressors. Our purchase obligations primarily relate to contracts for the purchase of CO2, drilling rig services, pipe and equipment. In June 2014, we entered into two non-cancelable operating leases for compressors at our EOR facilities. As of September 30, 2014, total minimum payments over the remaining life of the leases, which expire in 2021, were $6.5 million.
Other than the two new operating leases for compressors and net repayment of debt during the nine months ended September 30, 2014, there were no material changes to our contractual commitments since December 31, 2013.

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
The following table provides a reconciliation of our net income (loss) to adjusted EBITDA for the specified periods:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Net income (loss)	$83,513	$(2,568)	$79,485	$35,142
Interest expense	25,434	24,074	78,096	72,565
Income tax expense (benefit)	49,734	(2,130)	47,315	19,993
Depreciation, depletion, and amortization	61,527	47,582	180,631	139,439
Reclassification adjustment for hedge gains	—	(9,032)	—	(28,544)
Non-cash change in fair value of non-hedge derivative instruments	(107,635)	41,009	(42,754)	39,581
Interest income	(15)	(52)	(86)	(206)
Stock-based compensation expense	1,607	1,271	3,867	2,553
Gain on sale of assets	(196)	(332)	(1,007)	(556)
Loss on impairment of other assets	—	1,090	—	1,090
Adjusted EBITDA	$113,969	$100,912	$345,547	$281,057

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
Commodity prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our senior secured revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our production for the nine months ended September 30, 2014, our gross revenues from oil and natural gas sales would change approximately $5.6 million for each $1.00 change in oil and natural gas liquid prices and $1.6 million for each $0.10 change in natural gas prices.
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

Our outstanding crude oil derivative instruments as of September 30, 2014 are summarized below:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Sold puts	Purchased puts	Sold calls

October - December 2014
Swaps	187	$93.13	$—	$—	$—
Three-way collars	600	$—	$75.50	$93.25	$101.94
Enhanced swaps	210	$97.58	$80.00	$—	$—
Put spread enhanced swaps	745	$93.87	$80.00	$60.00	$—
Purchased puts	210	$—	$—	$60.00	$—
January - March 2015				—
Swaps	150	$98.33	$—	$—	$—
Enhanced swaps	1,535	$93.27	$80.00	$—	$—
Purchased puts	1,370	$—	$—	$60.00	$—
April - June 2015
Swaps	150	$96.60	$—	$—	$—
Enhanced swaps	1,583	$93.29	$80.00	$—	$—
Purchased puts	1,418	$—	$—	$60.00	$—
July - September 2015
Swaps	150	$95.12	$—	$—	$—
Enhanced swaps	1,470	$92.55	$80.00	$—	$—
Purchased puts	1,380	$—	$—	$60.00	$—
October - December 2015
Swaps	150	$94.03	$—	$—	$—
Enhanced swaps	1,470	$92.55	$80.00	$—	$—
Purchased puts	1,380	$—	$—	$60.00	$—
January - March 2016
Three-way collars	60	$—	$84.00	$92.00	$101.01
Enhanced swaps	960	$92.98	$80.50	$—	$—
April - June 2016
Three-way collars	60	$—	$84.00	$92.00	$101.01
Enhanced swaps	960	$92.98	$80.50	$—	$—
July - September 2016
Three-way collars	60	$—	$84.00	$92.00	$101.01
Enhanced swaps	900	$92.91	$80.53	$—	$—
October - December 2016
Three-way collars	60	$—	$84.00	$92.00	$101.01
Enhanced swaps	900	$92.91	$80.53	$—	$—

Our outstanding natural gas derivative instruments as of September 30, 2014 are summarized below:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu

October - December 2014
Natural gas swaps	5,090	$4.11
Natural gas basis protection swaps	5,200	$0.24
January - March 2015
Natural gas swaps	5,270	$4.34
Natural gas basis protection swaps	600	$0.18
April - June 2015
Natural gas swaps	4,740	$4.11
Natural gas basis protection swaps	600	$0.18
July - September 2015
Natural gas swaps	5,920	$4.13
Natural gas basis protection swaps	600	$0.18
October - December 2015
Natural gas swaps	6,240	$4.22
Natural gas basis protection swaps	600	$0.18
January - March 2016
Natural gas swaps	2,400	$4.49
April - June 2016
Natural gas swaps	1,800	$4.19
July - September 2016
Natural gas swaps	1,800	$4.24
October - December 2016
Natural gas swaps	1,800	$4.36

Subsequent to September 30, 2014, we entered into natural gas basis swaps covering 8,400 BBtu for the period from January 2016 through December 2016 at a fixed price of $0.26 per MMBtu.

Interest rates. All of the outstanding borrowings under our senior secured revolving facility as of September 30, 2014 are subject to market rates of interest as determined from time to time by the banks. We may elect to borrow under our senior secured revolving credit facility at either Eurodollar rate, which is linked to LIBOR, or the ABR. Loans subject to the ABR bear interest at a fluctuating rate that is linked to the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in the senior secured revolving credit facility, plus 0.50%, or (3) the Adjusted LIBO rate, as defined in our senior secured revolving credit facility, plus 1%. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $484.5 million, equal to our borrowing base at September 30, 2014, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $4.8 million.

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
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") issued an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Originally issued in 1992 ("1992 Framework"), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, we continue to utilize the 1992 Framework during our transition to the 2013 Framework by the end of 2014.
PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Naylor Farms, Inc., individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On June 7, 2011, Naylor Farms, Inc. (the “Plaintiff”), filed a complaint against us in the United States District Court for the Western District of Oklahoma, alleging claims on behalf of itself and non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The Plaintiff asserts class claims seeking recovery for underpayment of royalties, alleging damages in excess of $5.0 million. The Plaintiff also requests allowable interest, punitive damages, cancellation of leases, other equitable relief, and an award of attorney fees and costs. We have denied liability on the claims and raised arguments and defenses that, if accepted by the Court, will result in no loss to us. The case was stayed on August 9, 2012 to allow the U.S. Court of Appeals for the Tenth Circuit to decide two unrelated cases that had issues similar to this case. The Tenth Circuit issued its opinions in those unrelated cases on July 9, 2013 and mandates were issued July 31, 2013. On or about October 1, 2013, the Court lifted the stay and entered a new scheduling order. The parties are conducting additional discovery and the due date of Plaintiff’s Motion for Class Certification has been extended to July 15, 2015. Because a class has not been certified, we are not yet able to estimate a possible loss, or range of possible loss, if any.
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

Martha Donelson and John Friend, on behalf of themselves and on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On August 11, 2014, Martha Donelson and John Friend (the “Plaintiffs”), filed a complaint against us in the United States District Court for the Northern District of Oklahoma, alleging claims on behalf of themselves and all similarly situated Osage County land owners and surface lessees. The Plaintiffs assert class claims seeking recovery for trespass, nuisance, negligence and unjust enrichment. Relief sought includes declaring our oil and natural gas leases and drilling permits obtained in Osage County without a prior NEPA study void ab initio, removing us from all properties owned by the class members, disgorgement of profits, and compensatory and punitive damages. We have joined in Motions to Dismiss filed by the Defendants. At this time, a class has not been certified and discovery has yet to begin. As such, we are not yet able to estimate a possible loss, or range of possible loss, if any.
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

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement, dated as of September 22, 2014, by and among the Company and Dave Winchester

10.2	Letter Agreement to Eighth Restated Credit Agreement dated as of November 5, 2014

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPARRAL ENERGY, INC.

By:	/s/ Mark A. Fischer
Name:	Mark A. Fischer
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph O. Evans
Name:	Joseph O. Evans
Title:	Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)
Date: November 12, 2014

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, dated as of September 22, 2014, by and among the Company and Dave Winchester

10.2	Letter Agreement to Eighth Restated Credit Agreement dated as of November 5, 2014

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document