Form 10-K
period 2014-12-31
Chaparral Energy, Inc.
filed 2015-03-31
CIK 1346980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________
Form 10-K

____________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
None.
____________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
(Explanatory Note: The registrant is a voluntary filer and is not subject to the filing requirements of the Securities Exchange Act of 1934.)

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
Number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2015:

Class	Number of shares
Class A Common Stock, $0.01 par value	352,552
Class B Common Stock, $0.01 par value	344,859
Class C Common Stock, $0.01 par value	209,882
Class E Common Stock, $0.01 par value	504,276
Class F Common Stock, $0.01 par value	1
Class G Common Stock, $0.01 par value	2

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
As of December 31, 2014, we had estimated proved reserves of 159.4 MMBoe with a PV-10 value of approximately $2.5 billion. These estimated proved reserves included 57.5 MMBoe of reserves in our active EOR project areas. Our reserves were 58% proved developed, 64% crude oil, and 11% natural gas liquids. For the year ended December 31, 2014, our net average daily production was 30.1 MBoe, our estimated reserve life was approximately 14.5 years, and our oil and natural gas revenues were $681.6 million. We set forth our definition of PV-10 value (a non-GAAP measure) and a reconciliation of the standardized measure of discounted future net cash flows to PV-10 value on page 22.
Beginning in 2011, we have increased our focus on acquisition of leasehold acreage and exploration in resource plays with repeatable drilling opportunities. Our focus has been concentrated in the Mid-Continent region, with most of our capital dollars being spent in the Mississippian Lime, Panhandle Marmaton, Oswego and Woodford Shale plays. By concentrating in these core areas, we are developing a significant resource base to achieve production and reserve growth.
In 1993, we began acquiring properties with CO2 EOR potential. We have initiated CO2 injection in nine of these units to date. In 2005 and 2006, we completed two larger acquisitions of $152.9 million and $480.5 million, respectively, of oil and natural gas properties containing substantial CO2 EOR potential, which complemented our existing property base. In June of 2013, we commenced CO2 injection in our North Burbank Unit, the largest of our EOR projects.
2015 Outlook
Until the last six months, crude oil prices had been reasonably stable, with NYMEX WTI averaging approximately $95 per barrel over the past four years. During that time period, relatively easy access to low-cost capital and advances in horizontal drilling and fracture stimulations led to significant growth in U.S. oil supply. Production in the U.S. in October 2014 surpassed 9 million barrels a day, a level not seen since the mid-1980s. As a result of increased U.S. production as well as other global supply and demand factors, crude oil prices declined by nearly 50% during the fourth quarter of 2014 and remain depressed into the first quarter of 2015. As of March 27, 2015, NYMEX WTI was $48.87 per barrel and the three-year forward curve for NYMEX WTI was $58.26 per barrel. In light of the foregoing, projected capital spending and drilling programs by exploration and production companies are expected to dramatically decline.
Given the uncertainty regarding the timing and magnitude of an eventual recovery of crude oil prices, we have reduced planned capital spending in 2015 by approximately 76% compared to 2014 levels, to $177.3 million. At this investment level, we expect our capital spending to be within cash flows from operations.
Our primary goals during 2015 include:
• preserving liquidity and financial strength;
• limiting new borrowings and balancing capital investments with cash flows;
• immediately decreasing rig activity from ten rigs to two rigs and high-grading investments based on rates of return;
• implementing a plan to reduce net general and administrative expenses by 21% to 31% (after excluding the effects of non-recurring expenses due to implementation of a workforce reduction plan); and
• implementing a plan to reduce domestic per unit lease operating costs by approximately 9% to 12%.

Business Strategy
Despite a reduced capital budget for 2015 that is reflective of the current price environment, our primary objective continues to be to create value for investors by developing our core acreage holdings located in the Mid-Continent region through application of modern technology. The hydrocarbon rich Mid-Continent basins offer several positive attributes, including a long history of commercial production from numerous petroleum reservoirs, extensive infrastructure and a supportive regulatory environment. Over the past several years, we have amassed a material acreage position in this region consisting of approximately 500,000 surface acres with much of our surface acreage having exposure to multiple pay horizons. Summing the acreage for each of the individual formation plays within our surface acreage would aggregate approximately 661,000 net play acres. We believe the magnitude and concentration of our acreage within our project areas provide us with the opportunity to capture economies of scale, including the ability to drill multiple wells from a single drilling pad, utilize centralized oil, natural gas and water fluid handling facilities and infrastructure, and reduce the time and cost of rig mobilization. Our significantly expanded holdings in the region provide us an opportunity to apply technology, including horizontal drilling with modern hydraulic fracture stimulations, to “unconventional” reservoirs. Additionally, we have numerous opportunities to apply and expand EOR techniques, including CO2 injection, to reservoirs that have previously undergone secondary recovery operations to develop our acreage.
As part of our strategy to grow reserves and production profitably, we seek to serve as operator of the wells in which we own a significant interest. As operator, we are better positioned to control the (1) timing and plans for future enhancement and exploitation efforts; (2) costs of enhancing, drilling, completing and producing the wells; and (3) marketing negotiations for our oil and natural gas production to maximize both volumes and wellhead price. As of December 31, 2014, we operated properties comprising approximately 85% of our proved reserves. The principal elements of our strategy are described further below.
Focus drilling program on repeatable resource plays in the Mid-Continent Area. During the year ended December 31, 2014, we spent approximately $470.2 million on drilling. We consider our repeatable resource plays to include the Northern Oklahoma Mississippian Lime, Panhandle Marmaton, Oswego and Woodford Shale plays. We will refer to these, along with all of our other acreage and production (“Legacy Production Areas”), as “E&P Areas”. During 2014, we spent $434.9 million of our drilling capital in these E&P Areas. Our drilling expenditures represented approximately 64% of our total capital expenditures for oil and natural gas properties and approximately 65% of our increase in reserves related to purchases of minerals in place, extensions and discoveries, and improved recoveries for 2014. In 2015, we currently plan to spend approximately $127.7 million, or 72% of our 2015 capital budget, on our E&P Areas of which $97.7 million of the capital expenditures will be on drilling, including $91.9 million for drilling in our repeatable resource plays mentioned above. We plan to reduce our capital spending in 2015 as compared to 2014 in order to align our 2015 capital budget expenditures with lower crude oil and natural gas prices. As more fully discussed in the section “Risk factors,” our actual drilling activities may change depending on the availability of financing and capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs, drilling results and other factors.
EOR activities. Our EOR properties include both currently active EOR projects and potential EOR properties with no current EOR production or reserves at December 31, 2014. We define active EOR projects as activities on properties that have proved EOR reserves, ongoing EOR operations, or that have an approved authorization for expenditure for EOR operations. Our active EOR projects are located in the Burbank area of northeast Oklahoma (“Burbank”), the Panhandle areas of Oklahoma and Texas (“Panhandle”), and Central Oklahoma (“Central Oklahoma”). As of December 31, 2014, we have nine active EOR units where we are actively injecting CO2. During 2014, we spent $190.4 million on the development of our EOR projects, which was an increase from $151.1 million in 2013. As with our drilling program, we plan to reduce capital spending in 2015 as compared to 2014 in order to align our 2015 capital expenditures with lower crude oil prices. We intend to expand additional undeveloped patterns as oil prices increase. We have budgeted $49.6 million, or 28%% of our 2015 capital budget, for development of our EOR projects in 2015.
We define our potential EOR properties primarily as properties that we have assessed as having commercial EOR potential and that we plan to develop once additional CO2 volumes become available. We have not allocated any significant amount of our 2015 capital budget to our potential EOR properties.
High-quality asset portfolio. Through our successful drilling and leasing program, we have amassed a deep inventory of high-quality drilling locations. As of December 31, 2014, management has identified a drilling inventory of over 8,377 potential unrisked drilling locations, including 409 proved undeveloped drilling locations. Many of these locations have drilling potential in multiple horizons which we refer to as “stacked pay” opportunities. Our drilling inventory consists of the development of our proved and non-proved reserves. Our ability to drill and develop these locations is subject to a number of uncertainties, including the availability of capital, seasonal conditions, regulatory approvals, oil and natural gas prices, costs and drilling results.

Maintain an experienced management team and strong investor support. Mark Fischer, our Chief Executive Officer and founder, has operated in the oil and natural gas industry for more than 40 years after starting his career at Exxon Mobil Corporation as a petroleum engineer. Joe Evans, our Chief Financial Officer, has over 35 years of experience in the oil and natural gas industry. Earl Reynolds, who became our Chief Operating Officer in February 2011 and President in January 2014, has over 30 years of oil and natural gas production experience. Individuals in our 11-person management team have an average of 33 years of experience in the oil and natural gas industry.
CCMP Capital is a leading global private equity firm with more than 25 years in the energy industry, investing approximately $1.5 billion in energy over its history. CCMP Managing Director Chris Behrens joined our board of directors in 2010. Mr. Behrens has worked in private equity for more than 20 years and leads CCMP Capital’s energy investment activities. Kyle Vann, an Advisor with CCMP, joined our board of directors in 2012.
Hedge production to stabilize cash flow. Our long-lived reserves provide us with relatively predictable production. To protect cash flows that we use for on-going operations and for capital investments, we enter into oil and natural gas price swaps, enhanced swaps, costless collars, purchased and sold puts and basis protection swaps. Derivative positions are adjusted in response to changes in prices and market conditions as part of an ongoing dynamic process.
2014 Highlights

The following are material events with respect to our operations that have impacted our liquidity or results of operations, and/or are expected to impact these items in future periods:

•
Response at North Burbank Unit. Our oil production from our North Burbank unit increased by 17% primarily as a result of continued response to our CO2 injection, continued field development and expansion of facilities.

•
Asset sales. We completed the sale of two separate divestiture packages of non-core properties during the second quarter of 2014 for $148.4 million in cash, net of post-closing adjustments. In July 2014, we completed the sale of two additional divestiture packages of non-core properties for $95.9 million in cash, net of post-closing adjustments. The properties included in these four sales accounted for approximately 6% and 15% of our total production during 2014 and 2013, respectively. In addition to the packages described above, we also received approximately $44.5 million in cash for various other property divestitures during 2014.

Properties
The following table presents our proved reserves, PV-10 value as of December 31, 2014, average net daily production for the year ended December 31, 2014, and average net daily production for the quarter ended December 31, 2014, by our areas of operation. Reserves were estimated using a twelve-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the twelve-month period prior to the end of the reporting period, unless prices were defined by contractual arrangements. Prices used as of December 31, 2014 were $94.99 per Bbl of oil, $4.35 per Mcf of natural gas and $36.10 per Bbl of natural gas liquids.

	Proved reserves as of December 31, 2014						Average daily production (MBoe per day) Year ended December 31, 2014	Average daily production (MBoe per day) Quarter ended December 31, 2014
	Oil (MBbls)	Natural gas (MMcf)	Natural gas liquids (MBbls)	Total (MBoe)	Percent of total MBoe	PV-10 value ($MM)
E&P Areas
Mississippian	14,800	107,218	5,011	37,681	23.6%	$508	7.2	8.3
Panhandle Marmaton	4,194	6,462	1,222	6,493	4.1%	111	2.9	3.6
Woodford Shale	760	17,981	1,619	5,376	3.4%	52	1.2	1.4
Oswego	2,091	1,045	101	2,366	1.5%	81	0.8	0.6
Legacy Production Areas	10,845	100,267	6,129	33,685	21.1%	443	8.4	8.2
Total E&P Areas	32,690	232,973	14,082	85,601	53.7%	1,195	20.5	22.1
EOR Project Areas
Active EOR Projects	57,382	421	22	57,474	36.1%	1,073	5.0	5.3
Potential EOR Projects	10,976	11,692	2,749	15,674	9.8%	266	2.7	2.6
Total EOR Project Areas	68,358	12,113	2,771	73,148	45.9%	1,339	7.7	7.9
Non-Core Properties	199	2,670	—	644	0.4%	13	1.9	0.1
Total	101,247	247,756	16,853	159,393	100.0%	$2,547	30.1	30.1

E&P Areas

E&P Areas includes our Mississippian, Panhandle Marmaton, Oswego and Woodford Shale plays which are our repeatable resource plays. In order to align our capital expenditures with lower crude oil prices, we are dramatically cutting back our drilling capital budget for 2015 and focusing on drilling in our highest return areas. We currently plan to spend the majority of our capital in 2015 for horizontal drilling in our Mississipian, Oswego and Woodford Shale plays. E&P Areas also includes our Legacy Production Areas which primarily include mature properties with low production decline curves. The majority of the properties in our Legacy Production Areas are located in the Mid-Continent and hold leasehold acreage for future exploration in our existing repeatable resource plays. Proved reserves in our E&P Areas at December 31, 2014 totaled 85.6 MMBoe, 60.7% of which were proved developed reserves.The Company’s interests in operated E&P Area properties as of December 31, 2014 included 883 (706 net) producing wells with an average working interest of 80%. During the year ended December 31, 2014, our net average daily production in E&P Area properties was approximately 20.5 MBoe per day, or 68% of our total net average daily production.
Mississippian Play—Various Counties, Oklahoma. Our Mississippian operations consist of our Northern Oklahoma Mississippi Play (“NOMP”) which includes substantially all of northwest Oklahoma. The NOMP is principally carbonate rich in the north and develops into carbonate/shale sequence as the play moves south, where the upper portion is referred to as Meramac. As of December 31, 2014, our Mississippian operations accounted for 37.7 MMBoe, or 24% of our proved reserves. During the year ended December 31, 2014, our net average daily production in the Mississippian was approximately 7.2 MBoe per day, or 24% of our total net average daily production. This area has a long history of production from vertical wells and a well-developed infrastructure system to support further development. Several companies in the industry are devoting large amounts of capital toward horizontal drilling activities in further developing this shallow, cost-effective resource play. Across the play, we estimate the anticipated ultimate recovery per well to be 352 MBoe at an average completed well cost of approximately $3.0 million.
Leasing in the NOMP is competitive as the play continues to yield positive results. During 2014, we spent $68.1 million on acquisitions in this area which included leasehold acquisitions of 205,000 (72,300 net) acres. Our acreage position in the NOMP currently consists of approximately 771,000 (259,000 net) acres.

Primarily as a result of our drilling activity, our net average daily production from this area has increased significantly to approximately 7,190 Boe/d in 2014, compared to 3,947 Boe/d and 1,490 Boe/d in 2013 and 2012, respectively. During 2014, we spent $200.3 million on drilling activities in the NOMP . We drilled and/or participated in the drilling of 75 (42 net) horizontal wells that were completed during 2014. As we align our 2015 drilling capital budget expenditures with lower crude oil and natural gas prices, this area, although reduced, remains core to our operations and we have allocated approximately $58.6 million of our 2015 drilling budget to this play. We plan to operate one to two rigs in this play throughout the year.
Panhandle Marmaton Play—Texas and Oklahoma Panhandles. Our Panhandle Marmaton play development program began in 2012. We currently own approximately 234,000 (117,000 net) leasehold acres in this play and we are the largest operator in the play. In addition, we own extensive infrastructure in this play, including saltwater disposal wells and electricity, that will generate efficiencies and economies of scale as our development program matures. Our leasehold position provides for horizontal drilling opportunities targeting the Marmaton lime, which consists of numerous productive carbonate benches. The multi-stage fracture stimulation jobs performed in the play have increased its productivity considerably.  The anticipated ultimate recovery for a Panhandle Marmaton horizontal well is an estimated 120 -170 MBoe per well at an average completed well cost of approximately $3.0 million.
The Panhandle Marmaton play accounted for 6.5 MMBoe, or 4.1% of our proved reserves as of December 31, 2014. Primarily as a result of our recent drilling activity, our net average daily production from this area increased to approximately 2,878 Boe/d in 2014 compared to 889 Boe/d and 103 Boe/d in 2013 and 2012, respectively. Our expenditure for drilling activities in this area was $139.6 million in 2014. We drilled or participated in the drilling of 40 (31 net) horizontal wells that were completed in this play during 2014. Our expenditure for acquisitions in this area was $7.5 million in 2014. In order to align our 2015 capital expenditures with lower crude oil prices and to allow us time to further optimize the play, we have not allocated a significant amount of our 2015 drilling budget to this play.
Woodford Shale Play—Various Counties, Oklahoma. The horizontal development of this widespread unconventional shale resource play, as currently defined, spans the Anadarko basin from Dewey and Custer counties on the west to Pittsburg county on the east, Carter and Atoka counties on the south and northward into Alfalfa and Grant counties. Industry-wide drilling results through December 31, 2014 have established well-defined productive areas including separate oil-rich and natural gas-rich basins. The Woodford Shale play is the source rock for many of our carbonate plays and is a significant opportunity for reserve and production growth for Chaparral.
We currently own approximately 602,000 (166,000 net) acres in this play.  The Woodford Shale play accounted for 5.4 MMBoe, or 3.4%, of our proved reserves as of December 31, 2014. Our net average daily production in this area increased to approximately 1,189 Boe/d in 2014 compared to 193 Boe/d and 190 Boe/d in 2013 and 2012, respectively. Our drilling investment was $17.6 million and we participated in the drilling of 10 (2 net) wells in this area during 2014. We have allocated approximately $11.7 million of our 2015 drilling budget to this play.

Oswego Play—Kingfisher County, Oklahoma. We currently own approximately 339,000 (119,000 net) acres within the outline of our Oswego play.  The Oswego formation is a carbonate which underlies the majority of the Sooner Trend, which encompasses NW Oklahoma, including Canadian, Kingfisher, Garfield, Major, and Woods Counties.  It has historically produced vertically from thousands of wells. Over the last 18 months, we have drilled 8 (6 net) horizontal Oswego wells.
The Oswego play accounted for 2.4 MMBoe, or 1.5%, of our proved reserves as of December 31, 2014. Our average net daily production in this area increased from 164 Boe/d to approximately 777 Boe/d. Our drilling investment in this area was $25.2 million and we drilled and completed 7 (5 net) wells during 2014. We have allocated approximately $15.3 million of our 2015 drilling budget to this play. We estimate the anticipated ultimate recovery per well to be 331 MBoe at an average completed well cost of approximately $3.0 million.
Legacy Production Areas. Our Legacy Production Areas accounted for 33.7 MMBoe, or 21.1% of our proved reserves as of December 31, 2014. Our production in these areas was 8,375 Boe/d in 2014 compared to 9,859 Boe/d in 2013. The decrease in production year-over-year is primarily the result of natural production decline and divestitures within these areas. Our drilling investment in these areas was $52.3 million and we drilled 42 (25 net) wells that were completed during 2014. We have not allocated any significant amount of our 2015 drilling budget to this area.
EOR Project Areas
Our EOR Project Areas include both our Active EOR projects and Potential EOR projects, as reflected in the following table:

As of and for the year ended December 31, 2014	Active EOR	Potential EOR	Total for EOR Project Areas
Reserves (MBoe)	57,474	15,674	73,148
Production (Boe/d)	5,042	2,747	7,789
Capital expenditures excluding acquisitions (in thousands)	$179,035	$11,395	$190,430
We have been actively implementing and managing CO2 EOR in the Panhandle and Central Oklahoma Areas since 2001. We now have CO2 supply agreements in place in the Burbank, Panhandle, and Central Oklahoma Areas, and we have built CO2 pipelines to reach our various field locations in each of these areas.
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
Major EOR Property Areas
North Burbank Unit. As of December 31, 2014, the North Burbank Unit, which is our largest property, accounted for 44.7 MMBoe, or 28%, of our proved reserves, including 17.3 MMBoe of proved developed reserves and 27.4 MMBoe of proved undeveloped CO2 reserves. The producing zones are the Red Fork and Bartlesville formations and occur at a depth of approximately 3,000 feet. We own a 99% working interest in this Unit and are also the operator. Our net average daily production from this Unit increased from 1,210 Boe/d in 2013 to approximately 1,418 Boe/d in 2014 primarily as a result of our CO2 injection. As of December 31, 2014, we had 278 (276 net) producing wells, 184 active injection wells, and 558 shut-in and temporarily abandoned wells in this Unit. Upside potential exists in restoring a majority of the temporarily abandoned wells to production and in expanding the CO2 programs. With the success of the CO2 EOR program, we have terminated the earlier polymer EOR program in the field. Due to the size of the North Burbank Unit, there is insufficient CO2 availability and third party services available to complete the development of the North Burbank Unit within five years, and as a result the development of the North Burbank Unit will be an ongoing project.

We commenced CO2 injection at the North Burbank Unit in June 2013. The CO2 utilized at this location is sourced from an existing nitrogen fertilizer plant in Coffeyville, Kansas as described further below and in “Note 13—Commitments and contingencies” in Item 8. Financial Statements and Supplementary Data of this report. In 2013, we completed the Coffeyville CO2 compression facility and a 68-mile pipeline to transport the CO2 to the Burbank field. We began CO2 injection at the North Burbank Unit in June 2013. With some response by December, we added proved EOR CO2 reserves of 5.3 MMBoe and removed polymer reserves of 1.5 MMBoe for the North Burbank Unit in late 2013. We continued CO2 injection within Phase I and expanded into Phase II of the CO2 flood during 2014. With additional response in 2014, we added proved CO2 EOR reserves of 25.2 MMBoe and removed the remainder of our polymer reserves of 12.6 MMBoe. Development of remaining phases will follow in future years as a sufficient volume of purchased and recycled CO2 becomes available.
Our total investment in the North Burbank Unit during 2014 was $123.6 million associated with drilling 16 wells including 12 injection wells, reactivating 12 wells, installing surface facilities and purchasing CO2 for injection. In order to align our 2015 capital expenditures with the lower crude oil prices, we have reduced our budgeted level of expenditures in the North Burbank unit in 2015. During 2013 and 2014, we expanded our capital budget to include the development of CO2 injection patterns into Phase III which have not yet been utilized. We will be expanding our CO2 injection into these patterns during 2015. In 2015, we plan to invest approximately $16.8 million to continue developing the North Burbank Unit, primarily for continuing injection and maintenance in our existing patterns and for completion of central batteries and other production facilities which were initiated in 2014. Significant additional capital expenditures will be required over several years to fully develop the North Burbank unit.
Camrick Area Units. As of December 31, 2014, the Camrick Area Units accounted for 5.8 MMBoe, or 3.7% of our proved reserves, substantially all of which are considered EOR reserves. Approximately 2.9 MMBoe of the proved reserves in this area are undeveloped. The Camrick Area Units consist of the Camrick Unit, where we began CO2 injection in 2001 and the North Perryton Unit, where we began CO2 injection in 2006. Currently, CO2 injection operations are continuing in the Phase I and II areas of the Camrick Unit and within the North Perryton Unit. As of December 31, 2014, we had 67 (40 net) producing wells with an average working interest of 60%, 40 active water and CO2 injection wells, and 47 temporarily abandoned wells in this area. Our net average daily production from this area increased to 1,037 Boe/d in 2014 compared to 916 Boe/d in 2013 and 1,006 Boe/d in 2012.
Our total investment in the Camrick Area Units during 2014, including the purchase of CO2 for injection and general well work, was $6.3 million. We have allocated approximately $4.9 million of our capital expenditures budget for 2015 to this area for continued purchase of CO2, drilling and completions, electrical upgrades, and remedial well work.
Booker Area Units. As of December 31, 2014, the Booker Area Units accounted for 1.0 MMBoe, or 0.6%, of our proved reserves, all of which are developed. All of the reserves in this Unit are considered EOR reserves as of December 31, 2014. In September 2009, we began CO2 injection into our three Booker Area Units, which we operate with an average working interest of 99%. As of December 31, 2014, we had 13 producing wells, 8 active water and CO2 injection wells, and 2 shut-in and temporarily abandoned wells in the Unit. Our net average daily production from this area decreased to 789 Boe/d in 2014 compared to 813 Boe/d in 2013, which was an increase from 402 Boe/d in 2012. The significant increase in net average daily production from 2012 to 2013 is primarily a result of continued response from our 2012 project development, which increased the CO2 injection patterns from five to nine.
Our total investment in the Booker Area Units during 2014 was $11.6 million, primarily spent on CO2 related purchases. We have allocated approximately $4.5 million of our capital expenditures budget for 2015 to this area for continued purchase of CO2 and remedial well work.
Farnsworth Unit. The Farnsworth Unit, which lies to the southeast of and is analogous to the Camrick Area Units, accounted for 5.1 MMBoe, or 3.2%, of our proved reserves, at December 31, 2014. All of the reserves in this Unit, which includes 1.9 MMBoe of proved undeveloped reserves, are considered EOR reserves as of December 31, 2014. We acquired a 100% working interest in the Farnsworth Unit in November 2009 and we began CO2 injection in December 2010. As of December 31, 2014, we had 34 producing wells, 14 active water and CO2 injection wells, and 46 shut-in and temporarily abandoned wells in the Unit. Our net average daily production from this Unit increased to 1,368 Boe/d in 2014 compared to 815 Boe/d in 2013 and 475 Boe/d in 2012. The increase in net average daily production from 2013 to 2014 is primarily due to pattern expansion related to new drills and reactivated wells. The significant increase in net average daily production from 2012 to 2013 is primarily due to higher volumes of CO2 injected into the reservoir.
During 2014, we invested $30.4 million in the Farnsworth Unit to drill 9 wells, return 4 production and 4 injection well to service and complete associated field facilities work. We have allocated approximately $7.9 million of our capital expenditures budget for 2015 to this Unit for the continued development of the CO2 project and related field facilities.

Potential EOR Properties. We define these properties primarily as properties that we have assessed as having commercial EOR potential and that we plan to develop once additional CO2 volumes become available. Production generated from these fields, most of which we intend to flood with CO2 in the future, totaled 2,747 Boe/d, or 9%, of total production in 2014. We have not allocated any significant amount of our 2015 capital budget to this area.
CO2 Sources and Pipelines
We capture, compress and transport CO2 to our active EOR projects from four separate CO2 sources.
Coffeyville. Our CO2 source for our North Burbank Unit is located in Coffeyville, Kansas. In March 2011, we signed a 20-year contract with renewal options to purchase up to 100% of CO2 emissions from the Coffeyville nitrogen fertilizer plant. The fertilizer plant reserves the right to install additional equipment and use some of the CO2 to make certain fertilizer products, which could reduce our CO2 purchases. We own and operate the Coffeyville CO2 compression facility and 68 miles of CO2 pipeline to transport the CO2 to the Burbank field, both of which we completed in 2013. During 2014, we purchased an average of 38 MMcf/d from this source. By securing this contract and completing the compression facility and pipeline, we can provide CO2 to our North Burbank Unit on an acceptable runtime basis and at a reasonably predictable cost, and establish the platform to expand our CO2 recovery operations in the North Burbank Unit.
Borger. We have a long-term contract to purchase up to approximately 20 MMcf/d of CO2 produced at the Agrium nitrogen fertilizer plant in Borger, Texas. The fertilizer plant reserves the right to install additional equipment and use some of the CO2 to make certain fertilizer products, and has commenced installation of such additional equipment in 2014. We own and operate the Borger CO2 compression facility and 80 miles of CO2 pipelines to deliver the Borger-sourced CO2 to our active EOR units in our Camrick Area and Farnsworth Units. During 2014 we purchased an average of 14 MMcf/d from this source. The Agrium fertilizer plant is currently undergoing a modification to allow additional fertilizer production. As a result of this modification, we expect our CO2 volumes to be reduced to approximately 11 MMcf/d by the end of 2015. Unless modified or replaced, the CO2 purchase contract expires in 2021.
Arkalon. We have a long-term contract to purchase up to approximately 15 MMcf/d of CO2 produced at the Arkalon ethanol plant near Liberal, Kansas. We own and operate the compression and processing facility, as well as the 91 miles of CO2 pipeline to deliver the Arkalon-sourced CO2 to our active EOR units in our Booker Area and Farnsworth Units. During 2014 we purchased an average of 13 MMcf/d from this source.
Enid. We have a contract to purchase up to approximately 10 MMcf/d of CO2 produced at the Koch nitrogen fertilizer plant in Enid, Oklahoma. The fertilizer plant reserves the right to install additional equipment and use some of the CO2 to make certain fertilizer products, which could reduce our CO2 purchases. We own a partial interest in the Enid CO2 Compression Facility and 142 miles of CO2 pipeline, which deliver the Enid-sourced CO2 to our active EOR project in southern Oklahoma. During 2014 we purchased an average of approximately three MMcf/d from the Enid CO2 source. Unless modified or replaced, both the CO2 purchase contract and the operations agreement for the compression facility and pipeline expire in 2016.
Our total investment for CO2 pipeline and compression facility infrastructure during 2014 was $3.4 million. We have allocated approximately $8.6 million of our capital expenditures budget for 2015 to maintenance associated with our CO2 pipeline and compression facility infrastructure.
Non-Core Properties
Our Non-Core Properties consist of our assets outside of the Mid-Continent Area, which prior to 2014 included primarily the Permian Basin, Ark-La-Tex, North Texas and Gulf Coast areas. During the second and third quarters of 2014, we closed on the majority of our previously announced strategic divestitures of our non-core oil and natural gas properties in the Permian Basin, Ark-La-Tex, and North Texas areas in an effort to redeploy capital and employee resources to develop our core areas. Before 2014, these properties accounted for approximately 20.6 MMBoe, or 12.9% of our proved reserves as of December 31, 2013.

Oil and Natural Gas Reserves
Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible-from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations-prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined, and exclude escalations based upon future conditions.

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
The estimates of oil, natural gas and NGL reserves in this report are based on reserve reports, substantially all of which were prepared by independent petroleum engineers. To achieve reasonable certainty, our engineers relied on an analysis and reporting software system designed specifically for reserves management that has been demonstrated to yield results with consistency and repeatability. Technical and economic data used include, but are not limited to, updated production data, well performance, formation logs, geological maps, reservoir pressure tests, and wellbore mechanical integrity information.
Our Vice President - Corporate Reserves is the technical person primarily responsible for overseeing the preparation of our reserve estimates. He has a Master of Science degree in Petroleum Engineering and 19 years of industry experience that includes diverse petroleum engineering roles and reserves management. In addition, he has been a member of the Society of Petroleum Engineers since 1996.
Our Corporate Reserves department continually monitors asset performance in collaboration with our Resource Development and EOR departments, making reserve estimate adjustments, as necessary, to ensure the most current reservoir information is reflected in reserves estimates. Technical reviews are performed throughout the year by our geologic and engineering staff who evaluate pertinent geological and engineering data. This data, in conjunction with economic data and ownership information, is used in making a determination of proved reserve quantities. Our Corporate Reserve Department currently has a total of eight full-time employees, comprised of five degreed engineers and four engineering analysts/technicians.
We have internal auditing guidelines and controls in place to monitor the reservoir data and reporting parameters used in preparing the year-end reserves. Internal controls within the reserve estimation process include:

•	The Corporate Reserve Department follows comprehensive SEC-compliant internal policies to determine and report proved reserves including:

•	confirming that reserves estimates include all properties owned and are based upon proper working and net revenue interests;

•	reviewing and using in the estimation process data provided by other departments within the Company such as Accounting; and

•	comparing and reconciling internally generated reserves estimates to those prepared by third parties.

•	Reserves estimates are prepared by third-party engineering firms based on a minimum of 80% of the total company PV-10 value; internal estimates are prepared by experienced reservoir engineers.

•	The Corporate Reserve Department reports directly to our Chief Executive Officer, independently of any of our operating divisions.

•
Our reserves are reviewed by senior management, which includes the Chief Executive Officer, the President and Chief Operating Officer, and the Chief Financial Officer, and they are responsible for verifying that the estimate of proved reserves is reasonable, complete, and accurate. Members of senior management may also meet with the key representatives from Cawley, Gillespie & Associates, Inc. and Ryder Scott Company, L.P. to discuss their processes and findings. Final approval of the reserves is required by our Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer.

Our Corporate Reserve Department works closely with the independent petroleum consultants to ensure the integrity, accuracy and timeliness of annual independent reserve estimates. Our internal reserve data is provided each year to the independent petroleum engineering firms of Cawley, Gillespie & Associates, Inc. and Ryder Scott Company, L.P. who prepare reserve estimates for the majority of our proved reserves using their own engineering assumptions and the economic data which we provide. The person responsible for overseeing the preparation of our reserve estimates at Cawley, Gillespie & Associates, Inc. is a registered Professional Engineer with more than 30 years of petroleum consulting experience. The person responsible for overseeing the preparation of our reserve estimates at Ryder Scott Company, L.P. is a licensed Professional Engineer with over 30 years of practical experience in the estimation and evaluation of petroleum reserves. Copies of the summary reserve reports prepared by these independent reserve engineers are attached as exhibits to this annual report.

The table below shows the percentage of the PV-10 value of our total proved reserves of oil, natural gas and NGLs prepared by us and each of our independent petroleum consultants for the years shown.

	December 31,
	2014	2013	2012
Cawley, Gillespie & Associates, Inc.	39%	53%	50%
Ryder Scott Company, L.P.	50%	33%	34%
Internally prepared	11%	14%	16%
Proved Reserves. The following table summarizes our estimates of net proved oil and natural gas reserves, estimated future net revenues from proved reserves, the PV-10 value, the standardized measure of discounted future net cash flows, and the prices used in projecting those measures over the past three years. We set forth our definition of PV-10 value (a non-GAAP measure) in the Glossary of Terms at the beginning of this annual report and a reconciliation of the standardized measure of discounted future net cash flows to PV-10 value on page 22.

	As of December 31,
	2014	2013	2012
Estimated proved reserve volumes:
Oil (Mbbls)(1)	101,247	92,813	103,243
Natural gas (MMcf)	247,756	302,922	257,115
Natural gas liquids (MBbls)(1)	16,853	15,175	—
Oil equivalent (MBoe)	159,393	158,475	146,095
Proved developed reserve percentage	58%	64%	65%
Estimated proved reserve values (in thousands):
Future net revenue	$5,943,028	$5,312,224	$4,780,316
PV-10 value	$2,547,204	$2,349,656	$2,068,620
Standardized measure of discounted future net cash flows	$1,894,700	$1,743,772	$1,523,681
Oil and natural gas prices:(2)
Oil (per Bbl)	$94.99	$96.78	$94.71
Natural gas (per Mcf)	$4.35	$3.67	$2.76
Natural gas liquids (per Bbl)(3)	$36.10	$32.53	$—
Estimated reserve life in years(4)	14.5	16.3	16.0

____________

(1)	Prior to 2013, NGLs were included with oil reserves, which affects the comparability of estimated reserves for 2014, 2013, and 2012.

(2)	Prices were based upon the average first day of the month prices for each month during the respective year.

(3)	The NGL price is provided only for 2014 and 2013 to coincide with our separate presentation of NGL reserves in those years.

(4)	Calculated by dividing net proved reserves by net production volumes for the year indicated.

Our net proved oil and natural gas reserves and PV-10 values consisted of the following at December 31, 2014:

	Net proved reserves as of December 31, 2014
	Oil (MBbls)	Natural gas (MMcf)	Natural gas liquids (MBbls)	Total (MBoe)	PV-10 value (in thousands)
Developed—producing	47,584	144,461	11,287	82,948	$1,760,176
Developed—non-producing	7,278	13,804	500	10,079	139,814
Undeveloped	46,385	89,491	5,066	66,366	647,214
Total proved	101,247	247,756	16,853	159,393	$2,547,204

Proved Undeveloped Reserves. The following table shows material changes in proved undeveloped reserves that occurred during the year ended December 31, 2014.

MBoe
Proved undeveloped reserves as of January 1, 2014	57,811
Undeveloped reserves transferred to developed(1)	(4,566)
Purchases of minerals	—
Sales of minerals in place	(5,474)
Extensions and discoveries	13,421
Improved recoveries	13,176
Revisions and other	(8,002)
Proved undeveloped reserves as of December 31, 2014(2)	66,366

____________

(1)	Approximately $144.1 million of developmental costs incurred during 2014 related to undeveloped reserves that were transferred to developed.

(2)
Includes 2.9 MMBoe of reserves that have been reported for more than five years that relate specifically to our Camrick Area CO2 EOR projects. Development of these projects is ongoing. See “Properties—EOR Project Areas” above for additional discussion of our CO2 EOR projects.

Productive Wells
The following table sets forth the number of productive wells in which we have a working interest and the number of wells we operated at December 31, 2014 by area. Productive wells consist of producing wells and wells capable of producing. We also hold royalty interests in units and acreage in addition to the wells in which we have a working interest. Gross wells is the total number of producing wells in which we have a working interest, and net wells is the sum of our working interest in all producing wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Operated Wells:
E&P Areas
Mississippian	76	66	3	2	79	68
Panhandle Marmaton	69	59	—	—	69	59
Woodford Shale	1	1	—	—	1	1
Oswego	8	6	—	—	8	6
Legacy Production Areas	471	390	255	182	726	572
Total E&P Areas	625	522	258	184	883	706
Enhanced Oil Recovery Project Areas
Active EOR Projects	418	389	—	—	418	389
Potential EOR Projects	513	467	22	19	535	486
Total EOR Project Areas	931	856	22	19	953	875
Non-Core Properties	3	3	5	4	8	7
Total	1,559	1,381	285	207	1,844	1,588
Non-Operated Wells:
E&P Areas
Mississippian	104	14	2	1	106	15
Panhandle Marmaton	44	9	—	—	44	9
Woodford Shale	6	1	39	3	45	4
Oswego	—	—	—	—	—	—
Legacy Production Areas	925	39	918	103	1,843	142
Total E&P Areas	1,079	63	959	107	2,038	170
Enhanced Oil Recovery Project Areas
Active EOR Projects	93	5	—	—	93	5
Potential EOR Projects	353	66	—	—	353	66
Total EOR Project Areas	446	71	—	—	446	71
Non-Core Properties	—	—	1	—	1	—
Total	1,525	134	960	107	2,485	241
Total Wells:
E&P Areas
Mississippian	180	80	5	3	185	83
Panhandle Marmaton	113	68	—	—	113	68
Woodford Shale	7	2	39	3	46	5
Oswego	8	6	—	—	8	6
Legacy Production Areas	1,396	429	1,173	285	2,569	714
Total E&P Areas	1,704	585	1,217	291	2,921	876
Enhanced Oil Recovery Project Areas
Active EOR Projects	511	394	—	—	511	394
Potential EOR Projects	866	533	22	19	888	552
Total EOR Project Areas	1,377	927	22	19	1,399	946
Non-Core Properties	3	3	6	4	9	7
Total	3,084	1,515	1,245	314	4,329	1,829

Drilling Activity
The following table sets forth information with respect to wells drilled and completed during the periods indicated. Development wells are wells drilled within the proved area of a reservoir to the depth of a stratigraphic horizon known to be productive. Exploratory wells are wells drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir. Productive wells are those that produce commercial quantities of hydrocarbons, exclusive of their capacity to produce at a reasonable rate of return. As of December 31, 2014, we had nine (nine net) operated wells drilling, completing or awaiting completion.

	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Development wells
Productive	174.0	100.0	156.0	65.0	134.0	43.0
Dry	2.0	2.0	3.0	—	1.0	1.0
Exploratory wells
Productive	26.0	19.0	17.0	13.0	29.0	14.0
Dry	1.0	1.0	1.0	1.0	—	—
Total wells
Productive	200.0	119.0	173.0	78.0	163.0	57.0
Dry	3.0	3.0	4.0	1.0	1.0	1.0
Total	203.0	122.0	177.0	79.0	164.0	58.0
Percent productive	99%	98%	98%	99%	99%	98%

Developed and Undeveloped Acreage
The following table sets forth our gross and net interest in developed and undeveloped acreage at December 31, 2014 by state. This does not include acreage in which we hold only royalty interests.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Oklahoma	498,647	272,418	191,945	133,562	690,592	405,980
Texas	84,749	50,955	29,453	27,195	114,202	78,150
Other	10,889	8,363	106	2	10,995	8,365
Total	594,285	331,736	221,504	160,759	815,789	492,495
Many of our leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage is established prior to such date, in which event the lease will remain in effect until production has ceased. The following table sets forth as of December 31, 2014 the expiration periods and net acres that are subject to leases in the undeveloped acreage summarized in the above table.

	Acres Expiring
Twelve Months Ending	Gross	Net
December 31, 2015	81,887	55,429
December 31, 2016	79,564	61,034
December 31, 2017	56,375	41,567
December 31, 2018	80	224
Other (1)	—	4
Total	217,906	158,258
____________

(1)	Leases remaining in effect until development efforts or production on the developed portion of the particular lease has ceased.

Of the total undeveloped acreage identified as expiring over the next three years, approximately 2,369 net acres have proved undeveloped reserves on location. These proved undeveloped reserves represent less than 1% of our overall proved undeveloped reserves. We anticipate using lease extensions and drilling to hold the leases associated with these 2,369 net acres. Less than 1% of the net acres of leasehold that were identified as attributable to proved undeveloped reserves and potentially expiring in 2014 actually expired. The remainder of such acreage was kept either through lease extensions or drilling.
Property Acquisition, Development and Exploration Costs
The following table summarizes our costs incurred for oil and natural gas properties and our reserve replacement ratio for each of the last three years.

	As of December 31,
(in thousands)	2014	2013	2012
Property acquisition costs
Proved properties	$3,496	$69,962	$1,108
Unproved properties	84,938	145,853	46,895
Total acquisition costs	88,434	215,815	48,003
Development costs	561,578	376,394	409,429
Exploration costs(1)	90,146	77,507	54,432
Total	$740,158	$669,716	$511,864
Annual reserve replacement ratio(2)	359%	348%	156%
 ___________

(1)	Includes $0.2 million, $37.3 million, and $52.2 million of EOR costs in 2014, 2013, and 2012 respectively.

(2)
Calculated by dividing the sum of reserve additions (from purchases of minerals in place, extensions and discoveries, and improved recoveries) by the production for the corresponding period. The values for these reserve additions are derived directly from the proved reserves table located in “Note 15—Disclosures about oil and natural gas activities” in Item 8. Financial Statements and Supplementary Data of this report. Management uses the reserve replacement ratio as an indicator of our ability to replenish annual production volumes and grow reserves, thereby providing some information of the sources of future production. It should be noted that the reserve replacement ratio is a statistical indicator that has limitations. As an annual measure, the ratio is limited because it typically varies widely based on the extent and timing of new discoveries and property acquisitions. Its predictive and comparative value is also limited for the same reasons. The reserve replacement ratio is comprised of the following:

	Year ended December 31,
	2014		2013		2012
	Reserves replaced	Percent of total	Reserves replaced	Percent of total	Reserves replaced	Percent of total
Purchases of minerals in place	5%	1.2%	51%	14.6%	1%	0.1%
Extensions and discoveries	233%	65.0%	257%	74.0%	146%	94.0%
Improved recoveries	121%	33.8%	40%	11.4%	9%	5.9%
Total	359%	100.0%	348%	100.0%	156%	100.0%

Production and Price History
The following table sets forth certain information regarding our historical net production volumes, average prices realized and production costs associated with sales of oil and natural gas for the periods indicated.

	Year ended December 31,
	2014	2013	2012
Production:
Oil (MBbls)	5,977	5,006	4,562
Natural gas (MMcf)	20,648	20,250	19,834
Natural gas liquids (MBbls)	1,564	1,361	1,250
Combined (MBoe)	10,982	9,742	9,118
Average daily production:
Oil (Bbls)	16,375	13,715	12,464
Natural gas (Mcf)	56,570	55,479	54,191
Natural gas liquids (MBbls)	4,285	3,729	3,415
Combined (Boe)	30,088	26,691	24,911
Average prices (excluding derivative settlements):
Oil (per Bbl)	$90.50	$95.08	$90.87
Natural gas (per Mcf)	$4.17	$3.48	$2.64
Natural gas liquids (MBbls)	$34.86	$33.19	$34.05
Combined (per Boe)	$62.06	$60.73	$55.88
Average costs per Boe:
Lease operating expenses	$13.65	$14.35	$14.36
Production taxes	$2.58	$3.41	$3.51
Depreciation, depletion, and amortization	$22.39	$19.75	$18.57
General and administrative	$4.86	$5.53	$5.46

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
The following table provides a reconciliation of PV-10 value to the standardized measure of discounted future net cash flows for the periods shown:

	As of December 31,
(in thousands)	2014	2013	2012
PV-10 value	$2,547,204	$2,349,656	$2,068,620
Present value of future income tax discounted at 10%	(652,504)	(605,884)	(544,939)
Standardized measure of discounted future net cash flows	$1,894,700	$1,743,772	$1,523,681

Management uses adjusted EBITDA as a supplemental financial measurement to evaluate our operational trends. Items excluded generally represent non-cash adjustments, the timing and amount of which cannot be reasonably estimated and are not considered by management when measuring our overall operating performance. In addition, adjusted EBITDA is generally consistent with the Consolidated EBITDAX calculation that is used in the covenant ratio required under our senior secured revolving credit facility described in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We consider compliance with this covenant to be material. The calculation of Consolidated EBITDAX includes pro forma adjustments for property acquisitions and dispositions, and as a result of these adjustments, our Consolidated EBITDAX as calculated for covenant compliance purposes is lower than our adjusted EBITDA for the year ended December 31, 2014 and higher than our adjusted EBITDA for the year ended December 31, 2013.
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

The following table provides a reconciliation of net income to adjusted EBITDA for the specified periods:

	Year ended December 31, 2014
(in thousands)	2014	2013	2012
Net income	209,293	55,687	64,403
Interest expense	104,241	96,876	98,402
Income tax expense	124,443	32,849	37,837
Depreciation, depletion, and amortization	245,908	192,426	169,307
Unrealized (gain) loss on ineffective portion of hedges and reclassification adjustments	—	(37,134)	(46,746)
Non-cash change in fair value of non-hedge derivative instruments	(228,903)	40,748	(12,411)
Premiums paid on settled derivative contracts	(664)	—	—
Interest income	(117)	(254)	(225)
Stock-based compensation expense	3,172	4,933	3,065
Net gain on sale of assets	(2,152)	(670)	(149)
Loss on extinguishment of debt	—	—	21,714
Loss on impairment of other assets	—	3,490	2,000
Adjusted EBITDA	$455,221	$388,951	$337,197

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
We monitor our properties and operations in an effort to ensure that our properties and operations are, and remain, in substantial compliance with all current applicable environmental laws and regulations. If, at any time, we determine that our properties and/or operations do not substantially comply with all current applicable environmental laws and regulations, we take action to remedy such noncompliance on our own volition and do not delay taking action until ordered to do so by a regulatory authority. We cannot predict how future environmental laws and regulations may affect our properties or operations. For the years ended December 31, 2014, 2013 and 2012, we did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of our facilities. As of the date of this report, we are not aware of any other environmental issues or claims that will require material capital expenditures during 2015 or that will otherwise have a material impact on our financial position or results of operations.

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
We believe that we are currently in substantial compliance with the requirements of RCRA and related state and local laws and regulations, and that we hold all necessary and up-to-date permits, registrations and other authorizations to the extent that our operations require them under such laws and regulations. Although we do not believe the current costs of managing our wastes as presently classified to be significant, any legislative or regulatory reclassification of oil and natural gas exploration and production wastes could increase our costs to manage and dispose of such wastes.
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
We currently own, lease, or operate numerous properties that have produced oil and natural gas for many years. Although we believe we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or hydrocarbons may have been released on, under, or from the properties owned or leased by us, or on, or under or from other locations, including off-site locations, where such substances have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes, or hydrocarbons was not under our control. These properties and the substances disposed or released on, under or from them may be subject to CERCLA, RCRA, analogous state laws or common law requirements. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial plugging or pit closure operations to prevent future contamination.
Water Discharges
The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls on the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or the relevant state. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. In April 2014, EPA and the United States Army Corps of Engineers jointly proposed guidance regarding the definition of waters of the United States that could significantly expand the waters regulated under the Clean Water Act. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the federal Clean Water Act and analogous state laws and regulations. Issues pertaining to wastewater generated by oil and natural gas exploration and production activities are drawing increased scrutiny from state legislators. We believe we are in substantial compliance with the requirements of the Clean Water Act.
The Oil Pollution Act of 1990 (OPA) establishes strict liability for owners and operators of facilities that release oil into waters of the United States. The OPA and its associated regulations impose a number of requirements on responsible parties related to the prevention of spills and liability for damages resulting therefrom. A “responsible party” under OPA includes owners and operators of certain onshore facilities from which a spill may affect waters of the United States.

Disposal Wells
The federal Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated under the SDWA and state programs regulate the drilling and operation of salt water disposal wells. EPA directly administers the UIC program in some states and in others administration is delegated to the state. Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking saltwater to groundwater. Because some states have become concerned that the disposal of produced water could, under certain circumstances, trigger or contribute to eartquakes, they have adopted or are considering additional regulations regarding such disposal methods.
Contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.
Hydraulic Fracturing
We engage third parties to provide hydraulic fracturing or other well stimulation services to us in connection with many of the wells for which we are the operator. Congress has previously considered legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and natural gas production. Sponsors of bills previously proposed before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which is already required by some state agencies governing our operations, such disclosure could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, these bills, if adopted, could repeal the exemptions for hydraulic fracturing from the Safe Drinking Water Act.
These federal legislative efforts have slowed while EPA studies the issue of hydraulic fracturing. In 2010, EPA initiated a Hydraulic Fracturing Research Study to address concerns that hydraulic fracturing may affect the safety of drinking water, as well as review the application of other environmental statutes to hydraulic fracturing activities, including RCRA and the Clean Water Act. As part of that process, EPA requested and received information from the major fracturing service providers regarding the chemical composition of fluids, standard operating procedures and the sites where they engage in hydraulic fracturing. In February 2011, EPA released its Draft Plan to Study the Potential Impacts of Hydraulic Fracturing on Drinking Water Resources, proposing to study the lifecycle of hydraulic fracturing fluid and providing a comprehensive list of chemicals identified in fracturing fluid and flowback/produced water. EPA expects to release a draft assessment report for peer review and comment in early 2015. A number of states and communities are currently considering legislation to ban or restrict hydraulic fracturing.
On March 20, 2015, the Bureau of Land Management released its new regulations governing hydraulic fracturing operations on federal and Indian lands. These developments may result in additional levels of regulation or level of complexity with respect to existing regulations that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

The Clean Air Act. The federal Clean Air Act (“CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal CAA and associated state laws and regulations. On August 16, 2012, EPA promulgated new CAA regulations addressing criteria pollutants, “Oil and Natural Gas Sector: New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) Reviews .” These new rules broadened the scope of EPA’s NSPS and NESHAP to include standards governing emissions from most operations associated with oil and natural gas production facilities and natural gas processing, transmission and storage facilities with a compliance deadline of January 1, 2015. EPA states that greenhouse gases will be controlled indirectly as a result of these new rules. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In December 2014, the EPA released final updates and clarifications to the New Source Performance Standards that, among other things, distinguish between multiple flowback stages during completion of hydraulically fractured wells and clarified that storage tanks removed from service are not affected by any requirements. In addition, in January 2015 the EPA announced a series of additional steps it plans to take to address methane and smog-forming emissions from the oil and gas industry and that it intends to issue a rule governing methane emissions from oil and gas sources in the summer of 2015. The BLM is also expected to address methane emissions from oil and gas sources on federal lands in the summer of 2015. These standards, as well as any future laws and their implementing regulations, may cause us to incur increased operating costs and additional capital expenditures related to, among other things: (a) pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, (b) imposition of stringent air permit requirements, or (c) installation of specific equipment or technologies to control emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions.
Some of our new facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to comply with new monitoring and reporting requirements and/or emission limitations. In December 2009, the EPA promulgated a finding that serves as the foundation under the CAA to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the CAA, even without Congressional action. As part of this array of new regulations, in September 2009, the EPA also promulgated a greenhouse gas monitoring and reporting rule that requires certain parties, including participants in the oil and natural gas industry, to monitor and report their greenhouse gas emissions, including methane and carbon dioxide, to the EPA. In May 2010, EPA promulgated final rules subjecting greenhouse gas to regulation under the CAA, triggering application of other provisions of the CAA to major stationary sources of greenhouse gas emissions. In June 2010, EPA promulgated final rules limiting the scope of certain provisions of the CAA as applied to greenhouse gas emission sources. Additionally, in November 2010, EPA promulgated mandatory greenhouse gas emission reporting rules specifically applying to oil and natural gas exploration and production. These regulations govern our operations to the extent applicable. On April 17, 2012, EPA adopted new CAA regulations imposing new emissions standards for the oil and natural gas sector, including sources not previously regulated. See “Risk factors—Regulation related to global warming and climate change could have an adverse effect on our operations and demand for oil and gas.” Several federal regulations on greenhouse gas and fugitive emissions come to deadline this year. This may result in additional permitting costs and additional equipment needed for operational activities that will increase the cost of production. The trend from EPA is to aggressively monitor and enforce these programs and fine at each incident to speed compliance, therefore any such non-compliance may result in additional production costs. These regulations may increase the costs of compliance for some facilities, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance. We believe we are in substantial compliance with the current requirements of the CAA.
Endangered Species

The federal Endangered Species Act (“ESA”) and analogous state laws regulate a variety of activities that may have an adverse effect on species listed as threatened or endangered under the ESA or their habitats. The designation of previously unidentified endangered or threatened species in areas where we operate could cause us to incur additional costs or become subject to operating delays, restrictions or bans. Numerous species have been listed or proposed for protected status in areas in which we currently, or could in the future, undertake operations. For instance, the American Burying Beetle and the Lesser Prairie Chicken both have habitat in some areas where we operate. The U.S. Fish and Wildlife Service identified the Lesser Prairie Chicken, which inhabits portions of Colorado, Kansas, Nebraska, New Mexico, Oklahoma and Texas, as candidate for listing in 1998.  On April 10, 2014, the U.S. Fish and Wildlife Service (“FWS”) listed the Lesser Prairie Chicken, which inhabits portions of Colorado, Kansas, Nebraska, New Mexico, Oklahoma and Texas, as “threatened” effective May 12, 2014. On April 10, 2014 the FWS also finalized a final rule under section 4(d) of the ESA which “provides that all of the prohibitions under 50 CFR 17.31 and 17.32 will apply to the lesser prairie-chicken, except . . . that

[actions] incidental to activities conducted by a participant enrolled in, and operating in compliance with, the Lesser Prairie-Chicken Interstate Working Group’s Lesser Prairie-Chicken Range-Wide Conservation Plan (rangewide plan) will not be prohibited.” The rangewide plan is administered by the Western Association of Fish and Wildlife Agencies (“WAFWA”). “The rangewide plan identifies the ecoregional population goals . . . for the four ecoregions: the Shinnery Oak Prairie Region (eastern New Mexico and southwest Texas panhandle); the Sand Sagebrush Prairie Region (southeastern Colorado, southwestern Kansas, and western Oklahoma panhandle); the Mixed Grass Prairie Region (northeastern Texas panhandle, western Oklahoma, and south central Kansas); and the Short Grass/CRP Mosaic Region (northwestern Kansas).” In turn, the FWS and the WAFWA entered into the Range-Wide Oil and Gas Candidate Conservation Agreement with Assurances (“CCAA”) dated February 28, 2014. The CCAA will be administered by the WAFWA with FWS oversight and is a voluntary agreement intended to address the effects of oil and gas activities on the Lesser Prairie-Chicken and its habitat in the five states. WAFWA is to work with members of the oil and gas industry to enroll properties in the CCAA using Certificates of Inclusion (“CIs”) which are designed “to facilitate the voluntary cooperation of the oil and gas industry in providing conservation benefits” to the Lesser Prairie-Chicken. Participants will also contribute funding (‘mitigation fees’) for conservation to offset unavoidable impacts as part of their CIs. The presence of these protected species in areas where we operate could impair our ability to timely complete or carry out those operations, lose leaseholds as we may not be permitted to timely commence drilling operations, cause us to incur increased costs arising from species protection measures, and, consequently, adversely affect our results of operations and financial position.
Climate Change
The Kyoto Protocol to the United Nations Framework Convention on Climate Change became effective in February 2005. Under the Protocol, participating nations are required to implement programs to reduce emissions of greenhouse gases that are suspected of contributing to global warming. The United States is not currently a participant in the Protocol, and Congress is considering proposed legislation directed at reducing greenhouse gas emissions. Also, there has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. The oil and natural gas industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our future operations. Our operations are not adversely impacted by current state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations limiting or otherwise addressing greenhouse gas emissions would impact our business. The EPA has announced that it will propose new standards of performance limiting methane emissions from oil and natural gas sources in 2015. Operating costs for our operations could potentially increase due to requirements to (1) obtain permits; (2) operate and maintain equipment and facilities (e.g. through the reduction or elimination of venting and flaring of methane); (3) install new emission controls; (4) acquire allowances authorizing greenhouse gas emissions; (5) pay taxes related to our greenhouse gas emissions; and (6) administer and manage greenhouse gas emission programs. In addition to federal action, various states may consider enacting new legislation governing or restricting greenhouse gas emissions from oil and natural gas operations.
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
National Environmental Policy Act. Oil and natural gas exploration and production activities on federal lands and some Indian lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will typically prepare an Environmental Assessment to assess the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment.
All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands and Indian lands in Osage County, Oklahoma require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and natural gas projects, or may result in cancellation of leases or other adverse action in the event of noncompliance. See Item 1A. Risk Factors of this report for further discussion.
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
CO2 Processing Safety
Our CO2 capture, compression and processing facility near Liberal, Kansas is subject to the requirements of the Occupational Health and Safety Administration (“OSHA”) regulations for process safety management (“PSM”).  In order to condense the CO2 from a gas to a liquid, propane is used as a refrigerant. OSHA has identified propane as a highly hazardous chemical.   Pursuant to OSHA regulations require companies to implement a PSM program to prevent or minimize consequences related to the catastrophic release of toxic, flammable, explosive, or reactive chemicals that may result in toxic, fire, or explosion hazards. Employers must develop a written action plan for implementation of process hazard analyses to assist in the identification of hazards posed by processes involving the highly hazardous chemicals in use, including information and understanding of the hazardous chemicals in use, process technology, and equipment used.  The process hazard analysis must be updated every five (5) years.  Written operating and change management procedures must also be in place and updated as necessary and training must be performed and updated for all employees involved in the process.  PSM also requires the development of procedures to ensure the mechanical integrity of process equipment, as well as ongoing inspection and quality assurance.
Various other federal and state regulations require that we implement a Hazard Communication (“HAZCOM”) program to train all employees who may use or be exposed to hazardous chemicals and disclose information about the hazardous materials used in our operations. Certain information must be reported to employees, government agencies and local citizens upon request.

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
Legal proceedings
Please see Item 3. Legal Proceedings for a discussion of our material legal proceedings. In our opinion, there are no other material pending legal proceedings to which we are a party or of which any of our property is the subject. However, due to the nature of our business, certain legal or administrative proceedings may arise from time to time in the ordinary course of business. While the outcome of these legal matters cannot be predicted with certainty, we do not expect them to have a material adverse effect on our financial condition, results of operations or cash flows.
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
Employees
As of December 31, 2014, we had 684 full-time employees, including 17 geologists and geophysicists, 57 reservoir, production, and drilling engineers and 19 land professionals. Of these, 380 work in our Oklahoma City office and 304 work in our district and field offices. We also contract for the services of independent consultants involved in land, regulatory, accounting, finance and other disciplines as needed. None of our employees are represented by labor unions or covered by any collective bargaining agreement.
On February 2, 2015, we began implementation of a workforce reduction plan as part of a Company-wide effort to decrease our capital, operating and administrative costs. The workforce reduction plan resulted in a total reduction of 180 employees, of which 121 were located in the Oklahoma City headquarters office and 59 were located at various field offices. See “Note 16—Subsequent Events” in Item 8. Financial Statements and Supplementary Data of this report for further discussion.
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
Oil and gas price volatility, including the recent decline in oil and gas prices, could adversely affect our financial condition, financial results, cash flows, access to capital and ability to grow.
Our future financial condition, revenues, results of operations, rate of growth and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and gas production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future, especially given current geopolitical conditions. This price volatility also affects the cash flow we will have available for capital expenditures as well as our ability to borrow money or raise additional capital. The prices for oil and gas are subject to a variety of factors that are beyond our control. These factors include, but are not limited to, the following:

•	the level of consumer demand for oil and natural gas;

•	the domestic and foreign supply of oil and natural gas;

•	oil and natural gas processing, gathering and transportation availability, and the availability of refining capacity;

•	the price and level of foreign imports of oil and natural gas;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	domestic and foreign governmental regulations and taxes;

•	the supply of CO2;

•	the supply of other inputs necessary to our production;

•	the price and availability of alternative fuel sources;

•	weather conditions;

•	financial and commercial market uncertainty;

•	political conditions or hostilities in oil and natural gas producing regions, including the Middle East and South America; and

•	worldwide economic conditions.
These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and gas price movements with any certainty. For example, during the five years prior to December 31, 2014, the posted price for West Texas Intermediate light sweet crude oil, commonly referred to as West Texas Intermediate or WTI, has ranged from a low of $53.45 per barrel, or Bbl, in December 2014 to a high of $113.39 per Bbl in April 2011. The Henry Hub spot market price of natural gas has ranged from a low of $1.82 per million British thermal units, or MMBtu, in April 2012 to a high of $8.15 per MMBtu in February 2014. Over the past several months, oil prices have declined from over $105.00 per Bbl in June 2014 to below $45.00 per Bbl in January 2015 due in large part to increasing supplies and weakening demand growth, and have remained low compared to prices in the first half of 2014.
Lower oil and natural gas prices for an extended period would not only reduce our revenue, but could reduce the amount of oil and natural gas we can produce economically, and as a result, could have a material adverse effect on our financial condition, results of operations, and reserves. We could also determine during periods of low commodity prices to shut in or curtail production from our wells and to defer drilling new wells challenging our ability to produce at commercially paying quantities required to hold our leases.
If commodity prices remain at current levels for an extended period, we may, among other things, be unable to meet our financial obligations, including payments on our senior secured revolving credit facility and our senior notes, or be unable to make planned capital expenditures.
We expect to write down the carrying values of our properties in 2015 if oil and natural gas prices remain low, and further price declines could result in additional write-downs in the future, which could negatively impact our results of operations.
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
Oil and natural gas prices are volatile and this and other factors, without mitigating circumstances, could require us to further write down capitalized costs and incur corresponding non-cash charges to earnings. Any such further write-downs could have a material adverse effect on our financial condition and results of operations. We did not have a ceiling test write-down in 2012, 2013 or 2014.  Due to the substantial decline of commodity prices during the third and fourth quarters of 2014, which have remained low during the first quarter of 2015, we anticipate that we will have a ceiling test write-down during 2015. It is difficult to predict with reasonable certainty the amount of expected future impairments given the many factors impacting the ceiling test calculation including, but not limited to, future pricing, operating costs, upward or downward reserve revisions, reserve adds, and tax attributes.
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
You should not assume that the present values referred to in this report represent the current market value of our estimated oil and natural gas reserves. The timing of production and expenses associated with the development and production of oil and natural gas properties will affect both the timing of actual future net cash flows from our proved reserves and their present value. In accordance with requirements of the SEC, the estimates of present values are based on a twelve-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the twelve-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of these estimates. In addition, the effects of derivative instruments are not reflected in these assumed prices. Our December 31, 2014 reserve report used prices of $4.35 per Mcf for natural gas, $94.99 per Bbl for oil and $36.10 per Bbl for natural gas liquids. These prices are substantially higher than the current and expected 2015 prices for oil and natural gas.
A significant portion of total proved reserves as of December 31, 2014 are undeveloped, and those reserves may not ultimately be developed.
As of December 31, 2014, approximately 42% of our estimated proved reserves (by volume) were undeveloped. These reserve estimates reflect our plans to make significant capital expenditures to convert our proved undeveloped reserves into proved developed reserves including approximately $0.8 billion during the five years ending in 2019. You should be aware that actual development costs may exceed estimates, development may not occur as scheduled and results may not be as estimated. If we choose not to develop our proved undeveloped reserves, or if we are not otherwise able to successfully develop them, we will be required to remove the associated volumes from our reported proved reserves. In addition, under the SEC’s reserve reporting rules, proved undeveloped reserves generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking. We may be required to write off any reserves that are not developed within this five-year time frame unless such reported reserves are otherwise exempted from the SEC’s five-year reporting rules.
Some of our reserves are subject to EOR methods and the failure of these methods may have a material adverse effect on our financial condition, results of operations and reserves.
Of our 57.5 million MMBoe of reserves on our active EOR properties as of December 31, 2014, 43.1 MMBoe were based on EOR methods including the injection of CO2 and represent approximately 27% of our total proved reserves. Some of these properties have not been injected with CO2 and recovery factors cannot be estimated with precision. Accordingly, such projects may not result in significant proved reserves or improvements in anticipated production levels.
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
As of December 31, 2014, undeveloped reserves comprised 47% of the total estimated proved reserves of our active EOR projects. As of December 31, 2014, we expect to incur future development costs of $1.0 billion, including $306.0 million for CO2 purchase, compression and transportation, over the next 30 years to substantially develop these reserves. The future development costs for our active EOR projects are 60% of our total estimated future development and abandonment costs of $1.7 billion as of December 31, 2014. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. In addition, the development of these reserves will require the use of EOR techniques, including water flood and CO2 injection installations, the success of which is still subject to interpretation and predictability by reservoir engineers. Therefore, ultimate recoveries from these fields may not match current expectations.
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
Our future success depends largely upon our ability to find, develop, or acquire additional oil and natural gas reserves that are economically recoverable. Unless we replace the reserves we produce through successful development, exploration or acquisition activities, our proved reserves and production will decline over time. In addition, approximately 42% of our total estimated proved reserves (by volume) at December 31, 2014 were undeveloped. By their nature, estimates of undeveloped reserves are less certain. Recovery of such reserves will require significant capital expenditures and successful drilling and EOR operations. Our December 31, 2014 reserve estimates reflect that our production rate on current proved developed producing reserve properties will decline at annual rates of approximately 21%, 14%, and 12% for the next three years. Thus, our future oil and natural gas reserves and production and, therefore, our financial condition, results of operations, and cash flows are highly dependent on our success in efficiently developing our current reserves and economically discovering or acquiring additional recoverable reserves. Due to lower oil prices, we are significantly reducing capital expenditures in 2015 which will result in lower than average replacement of reserves when compared to previous years.
Development and exploration drilling may not result in commercially productive reserves.
Drilling activities are subject to many risks, including the risk that commercially productive reservoirs will not be encountered. We cannot assure you that new wells we drill will be productive or that we will recover all or any portion of our investment in such wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that oil or natural gas is present or may be economically recovered and/or produced. Drilling for oil and natural gas often involves unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net reserves to return a profit at then-realized prices after deducting drilling, operating and other costs. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. These risks are magnified when operating in an environment of low crude oil prices like we are currently experiencing in the the United States. Further, our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including:

•	unexpected drilling conditions;

•	title problems;

•	pressure or lost circulation in formations;

•	equipment failures or accidents;

•	adverse weather conditions;

•	decline in commodity prices;

•	compliance with environmental and other governmental requirements; and

•	increases in the cost of, or shortages or delays in the availability of, drilling rigs, equipment and services.
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
As of December 31, 2014, almost 100% of our proved reserves and production was located in the Mid-Continent geographic area. This concentration could disproportionately expose us to operational and regulatory risk in this area. This lack of diversification in location of our key operations could expose us to adverse developments in our operating areas or the oil and natural gas markets, including, for example, transportation or treatment capacity constraints, curtailment of production or treatment plant closures for scheduled maintenance. These factors could have a significantly greater impact on our financial condition, results of operations and cash flows than if our properties were more geographically diversified.
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
Our operations and facilities are subject to certain federal, state, and local laws and regulations relating to the exploration for, and development, production, and transportation of, oil and gas, as well as environmental and safety matters. Although we believe that we are in substantial compliance with all applicable laws and regulations, and are currently evaluating the extent of applicability and preparing to comply to the extent applicable with proposed and newly adopted greenhouse gas reporting and permitting requirements, we cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not harm our business, results of operations and financial condition. We may be required to make large and unanticipated capital expenditures to comply with environmental and other governmental regulations such as:

•	land use restrictions;

•	drilling bonds and other financial responsibility requirements;

•	spacing of wells;

•	reporting on emissions of greenhouse gases;

•	permitting of emissions of greenhouse gases and other regulated air pollutants;

•	unitization and pooling of properties;

•	habitat and endangered species protection, reclamation and remediation, and other environmental protection;

•	well stimulation processes;

•	produced water disposal;

•	CO2 pipeline requirements;

•	safety precautions;

•	operational reporting; and

•	taxation.
Under these laws and regulations, we could be liable for:

•	personal injuries;

•	property and natural resource damages;

•	oil spills and releases or discharges of hazardous materials;

•	well reclamation costs;

•	remediation and clean-up costs and other governmental sanctions, such as fines and penalties;

•	other environmental damages; and

•	additional reporting, permitting or other issues arising from emissions of greenhouse gases and other regulated air pollutants;

•	and fines, penalties, and / or consent orders for non-compliance with the Clean Air Act.
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
Acquisitions of producing and undeveloped properties have been an important part of our historical growth. We expect acquisitions will also contribute to our future growth. Successful acquisitions require an assessment of a number of factors, including recoverable reserves, exploration or development potential, future oil and natural gas prices, operating costs, and potential environmental and other liabilities. We perform an engineering, geological and geophysical review of the acquired properties, which we believe is generally consistent with industry practices, and also endeavor to evaluate environmental risks. However, such assessments are inexact and their accuracy is inherently uncertain for a number of reasons. For instance, in connection with our assessments, such a review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not physically inspect every well. Even when we inspect a well, we do not always discover structural, subsurface and environmental problems that may exist or arise. Our review prior to signing a definitive purchase agreement may be even more limited. Often we are not entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities associated with acquired properties. Normally, we acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties. Additionally, properties previously acquired have not been subject to greenhouse gas requirements which have recently been adopted. As a result, significant unknown liabilities, including environmental liabilities, may exist and we may experience losses due to title defects in acquisitions for which we have limited or no contractual remedies or insurance coverage. These risks are magnified during a period of lower oil prices like we are currently experiencing in the United States. In addition, we may acquire oil and natural gas properties that contain economically recoverable reserves which are less than predicted. Thus, liabilities and uneconomically feasible oil and natural gas recoveries related to our acquisitions of producing and undeveloped properties may have a material adverse effect on our results of operations and reserve growth.
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
Although we believe we have established appropriate reserves for known liabilities, including clean up costs, we could be required to set aside additional reserves in the future due to these uncertainties, incur material clean up costs, other liabilities, and/

or expend significant sums to defend ourselves against litigation related to legacy environmental issues, which could have an adverse effect on our operating results.
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
As of December 31, 2014, our total long-term indebtedness, including current maturities, was $1.6 billion. As of March 31, 2015, our total long-term indebtedness, including current maturities, was approximately $1.7 billion, and the borrowing base under our senior secured revolving credit facility was $650.0 million. Effective April 1, 2015, the borrowing base under our senior secured revolving credit facility was reduced from $650.0 million to $550.0 million. The borrowing base is based part on oil, natural gas and NGL prices and the value of our reserves. Many considerations, including but not limited to a significant decline in prices, a significant increase in operating costs, a downward revision of reserves, or other factors, could decrease our borrowing base. We may incur additional indebtedness, including significant secured indebtedness, in order to make future acquisitions or to develop our properties for production or for other purposes, and we expect to continue to be highly leveraged in the foreseeable future. Covenants set forth in the indentures for our senior notes, including the Adjusted Consolidated Net Tangible Asset debt incurrence test (the “ACNTA test”), limit the amount of secured debt we can incur. Certain thresholds set forth in the ACNTA test are principally reliant upon the levels of commodity prices for crude oil and gas at specified dates.
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
Availability under our senior secured revolving credit facility is subject to a borrowing base, which will be $550 million as of April 1, 2015, and which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the banks may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. If we issue Additional Permitted Debt, as defined in our senior secured revolving credit facility, the borrowing base will be automatically reduced by an amount equal to 25% of the aggregate stated principal amount of the debt issued, unless otherwise agreed to by our lenders. If the outstanding borrowings under our senior secured revolving credit facility were to exceed the borrowing base as a result of a redetermination, we would be required to eliminate this excess. Within 10 days after receiving notice of the new borrowing base, we would be required to make an election: (1) to repay a portion of our bank borrowings in the amount of the excess either in a lump sum within 30 days or in equal monthly installments over a six-month period; (2) to submit within 30 days additional oil and gas properties we own for consideration in connection with the determination of the borrowing base sufficient to eliminate the excess or (3) to eliminate the excess through a combination of repayments and the submission of additional oil and gas properties within 30 days. If we are forced to repay a portion of our bank borrowings, we may not have sufficient funds to make such repayments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.
Our use of derivative instruments could result in financial losses or reduce our income.
To reduce our exposure to the volatility in the price of oil and gas and provide stability to cash flows, we enter into derivative positions, some of which we had previously designated as cash flow hedges for accounting purposes. As of December 31, 2014, we had entered into commodity hedges covering 34,170 BBtu of our natural gas, 10,618 MBbls of our oil and natural gas liquids production for 2015 through 2016. Our commodity hedges are comprised of fixed price swaps, enhanced price swaps, basis protection swaps and three way collars. The volumes and average notional prices of these hedges are disclosed in “Note 6 -Derivative instruments” in Item 8. Financial Statements and Supplementary Data of this report. The fair value of our oil and gas derivative positions outstanding as of December 31, 2014 was an asset of approximately $251.6 million.
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
Assuming a constant debt level of $650.0 million, equal to our borrowing base at December 31, 2014 (our only variable interest rate facility), the cash flow impact for a 12-month period resulting from a 100 basis point movement in interest rates, regardless of whether the spread widens or tightens, would be $6.5 million. As a result, any increases in our interest rates, or our inability to access the equity markets on reasonable terms, could have an adverse impact on our financial condition, results of operations, and growth prospects.
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
The U.S. Congress has previously considered legislation to reduce emissions of greenhouse gases, including carbon dioxide, methane, and nitrous oxide among others, which some studies have suggested may be contributing to warming of the earth’s atmosphere. However, federal legislation to reduce greenhouse gases appears uncertain. As a result, regulation of greenhouse gases will continue to result primarily from regulatory action by the Environmental Protection Agency (EPA) or by the several states that have already taken legal measures to reduce emissions of greenhouse gases.
Federal regulation. EPA has adopted regulations requiring Clean Air Act (“CAA”) permitting of greenhouse gas emissions from stationary sources. As a result of the U.S. Supreme Court’s decision in Massachusetts, et al. v. EPA finding that greenhouse gases fall within the CAA’s definition of “air pollutant,” the EPA was required to determine whether concentrations of greenhouse gases in the atmosphere “endanger” public health or welfare, and whether emissions of greenhouse gases from motor vehicles may “cause or contribute” to this endangerment. On December 15, 2009, EPA promulgated its final rule, “Endangerment and Cause or Contribute Findings for Greenhouse Gases Under Section 202(a) of the Clean Air Act”. On May 7, 2010, EPA and the Department of Transportation’s National Highway Traffic and Safety Administration, or NHTSA, promulgated a final action establishing a national program providing new standards for certain motor vehicles to reduce greenhouse gas emissions and improve fuel economy. While these motor vehicle regulations do not directly impact oil and gas production operations, they can automatically trigger application of the Prevention of Significant Deterioration (“PSD”) and Title V Operating Permit programs for stationary sources of greenhouse gas emissions, potentially including oil and gas production operations. On June 3, 2010, EPA promulgated its “Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule,” to add new higher thresholds of 75,000 tons per year carbon dioxide equivalents (“CO2e”) for modifications to existing sources and 100,000 tons per year CO2e for new sources.
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
On August 16, 2012, EPA promulgated new CAA regulations addressing volatile organic compounds (VOCs) and other criteria pollutants, “Oil and Natural Gas Sector: New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants Reviews.” These new rules are intended to broaden the current scope of EPA’s regulation to include standards governing emissions from most operations associated with oil and natural gas production facilities, natural gas transmission and storage facilities. EPA states that greenhouse gases will be controlled indirectly as a result of these new rules. Among other things, these new rules require the use of reduced emission completions or “green completions” on all hydraulically fractured gas wells completed or refractured after January 1, 2015. They also set new requirements for emissions from compressors, controllers, dehydraters, storage vessels and other affected production equipment.
Recent case law. Beyond legislative and regulatory developments, litigation against energy industry sectors emitting greenhouse gases have arisen based upon common law claims, that may expose us, as a potentially source of significant direct and indirect emission of greenhouse gases, to similar litigation risk.
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
Our continued drilling success and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain experienced explorationists, engineers and other professionals. Competition for these professionals remains strong and we are likely to continue to experience increased costs to attract and retain these professionals.  Retention of our current employees is made more critical in light of our recent workforce reduction.  Following the recent drop in oil and natural gas prices, in an effort to reduce costs and better position ourselves for ongoing efficient growth, we committed to a Company-wide restructuring that included a workforce reduction of 121 employees in our headquarters office and the release of approximately 59 field personnel.
Federal and state legislation and regulatory initiatives relating to hydraulic fracturing and waste water injector wells could result in increased costs and additional operating restrictions or delays.
Congress has previously considered legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and natural gas production. Sponsors of bills previously considered before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process, which is already required by some state agencies governing our operations. Such disclosure could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, these bills, if adopted, could repeal the exemptions for hydraulic fracturing from the Safe Drinking Water Act.
These federal legislative efforts have slowed while EPA studies the issue of hydraulic fracturing. In 2010, EPA initiated a Hydraulic Fracturing Research Study to address concerns that hydraulic fracturing may affect the safety of drinking water, as well as review the application of other environmental statutes to hydraulic fracturing activities, including the RCRA and the Clean

Water Act. As part of that process, EPA requested and received information from the major fracturing service providers regarding the chemical composition of fluids, standard operating procedures and the sites where they engage in hydraulic fracturing. In February 2011, EPA released its Draft Plan to Study the Potential Impacts of Hydraulic Fracturing on Drinking Water Resources, proposing to study the lifecycle of hydraulic fracturing fluid and providing a comprehensive list of chemicals identified in fracturing fluid and flowback/produced waste. EPA expects to release a draft assessment report for peer review and comment in early 2015.
We conduct oil and natural gas exploration, development and drilling activities in Oklahoma and elsewhere. In recent years, Oklahoma has experienced a significant increase in earthquakes and other seismic activity. Some parties believe that there is a correlation between the operation of underground injection wells for the disposal of produced water and the increased occurrence of earthquakes. The extent of this correlation, if any, is the subject of studies by both state and federal agencies, the results of which remain uncertain.
These developments, as well as increased scrutiny of hydraulic fracturing and underground injection activities by state and municipal authorities may result in additional levels of regulation or complexity with respect to existing regulations that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.
Increased regulatory requirements regarding CO2 pipeline integrity may require us to incur significant capital and operating expenses to comply.
The ultimate costs of compliance with CO2 pipeline integrity regulations are difficult to predict. The majority of the compliance costs are for pipeline integrity testing and the repairs found to be necessary. We plan to continue our efforts to assess and maintain the integrity of our existing and future pipelines as required by the U.S. DOT rules. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our CO2 pipelines. In addition, new laws and regulations that may be enacted in the future, or a revised interpretation of existing laws and regulations, could significantly increase the amount of these costs. We cannot be assured about the amount or timing of future expenditures for pipeline integrity regulation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs, or additional operating restrictions, could have a material adverse effect on our business, financial position, results of operations and prospects.
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
Our business depends, in part, on normal weather patterns across the United States. Natural gas demand and prices are particularly susceptible to seasonal weather trends. Warmer than usual winters can result in reduced demand and high season-end storage volumes, which can depress prices to unacceptably low levels. In addition, because a majority of our properties are located in Oklahoma,Texas and Louisiana, our operations are constantly at risk of extreme adverse weather conditions such as freezing rain, tornadoes and hurricanes. Any unusual or prolonged adverse weather patterns in our areas of operations or markets, whether due to climate change or otherwise, could have a material and adverse impact on our business, financial condition and cash flow. In addition, our business, financial condition and cash flow could be adversely affected if the businesses of our key vendors, purchasers, contractors, suppliers or transportation service providers were disrupted due to severe weather, such as freezing rain, hurricanes or floods, whether due to climate change or otherwise.

Climate change and government laws and regulations related to climate change could negatively impact our financial condition.
Scientific studies suggest emissions of certain gases, commonly referred to as "greenhouse gases" ("GHGs") and including carbon dioxide and methane, may contribute to warming of the earth's atmosphere and other climatic changes. In response to such studies, Congress has from time to time considered legislation to reduce emissions of GHGs. One bill approved by the House of Representatives in June 2009, known as the American Clean Energy and Security Act of 2009, would have required an 80% reduction in emissions of GHGs.  In addition. Many states have taken measures to reduce emissions of GHGs through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances corresponding with their annual emissions of GHGs. The number of allowances available for purchase is reduced each year until the overall GHG emission reduction goal is achieved. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. Some states have enacted renewable portfolio standards, which require utilities to purchase a certain percentage of their energy from renewable fuel sources.
In addition, in December 2009, the EPA determined that emissions of carbon dioxide, methane and other "greenhouse gases" ("GHGs") present an endangerment to human health and the environment, because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. In response to its endangerment finding, the EPA adopted two sets of rules regarding possible future regulation of GHG emissions under the Clean Air Act. The motor vehicle rule, which became effective in January 2011, purports to limit emissions of GHGs from motor vehicles. The EPA adopted the stationary source rule (or the "tailoring rule") in May 2010, and it became effective in January 2011. The tailoring rule established new GHG emissions thresholds that determine when stationary sources must obtain permits under the Prevention of Significant Deterioration (“PSD”) and Title V of the Clean Air Act. In June 2014, the Supreme Court held that stationary sources could not become subject to Title V permitting solely by reason of their GHG emissions. However, the Court also ruled the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD and Title V programs. On December 19, 2014, the EPA issued initial guidance on GHG permitting requirements in response to the Court's decision. In its preliminary guidance, the EPA indicated it will undertake a rulemaking action no later than December 31, 2015 to rescind any PSD permits issued under the portions of the tailoring rule that were vacated by the Court. In the interim, the EPA issued a narrowly crafted "no action assurance" indicating it will exercise its enforcement discretion not to pursue enforcement of the terms and conditions relating to GHGs in an EPA-issued PSD permit, and for related terms and conditions in a Title V permit.
In September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including natural gas liquids fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA published a final rule expanding the GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. In December 2014, the EPA published a proposed rule to amend the GHG Reporting Program to add reporting of GHG emissions from gathering and boosting systems, completions and workovers of oil wells using hydraulic fracturing, and blowdowns of natural gas transmission pipelines. The rule underwent an extended public comment period, which closed on February 24, 2015.
The adoption of legislation or regulatory programs to reduce GHG emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory requirements. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
See Item 1. Business and Properties. We also have various operating leases for rental of office space, office and field equipment, and vehicles. See our additional disclosures in “Liquidity and Capital Resources—Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as “Note 13 - Commitments and contingencies” in Item 8. Financial Statements and Supplementary Data. Such information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS
Naylor Farms, Inc., individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On June 7, 2011, an alleged class action was filed against us in the United States District Court for the Western District of Oklahoma (“Naylor Farms Case”) alleging that we improperly deducted post-production costs from royalties paid to plaintiffs and other royalty interest owners as categorized in the petition from crude oil and natural gas wells located in Oklahoma. The purported class includes non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma.  The plaintiffs have alleged a number of claims, including breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek termination of leases, recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the alleged class. We have responded to the Naylor Farms petition, denied the allegations and raised arguments and defenses. Discovery is ongoing and information and documents continue to be exchanged. The class has not been certified, but the motion for class certification is due in the fourth quarter of 2015.  We are not currently able to estimate a reasonably possible loss or range of loss or what impact, if any, the Naylor Farms Case will have on our financial condition, results of operations or cash flows due to the preliminary status of the matters, the complexity and number of legal and factual issues presented by the matter and uncertainties with respect to, among other things, the nature of the claims and defenses, the potential size of the class, the scope and types of the properties and agreements involved, and the ultimate potential outcome of the matter. Plaintiffs in the Naylor Farms Case have indicated, that if the class is certified, they seek damages in excess of $5 million which may increase with the passage of time, a majority of which would be comprised of interest. We dispute plaintiffs’ claims, dispute that the case meets the requirements for a class action and are vigorously defending the case.
Amanda Dodson, individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On May 10, 2013, Amanda Dodson (the “Plaintiff”), filed a complaint against us in the District Court of Mayes County, Oklahoma, (“Dodson Case”) with allegation similar to those asserted in the Naylor Farms case related to post-production deductions, and include clams for breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek termination of leases, recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the alleged class.  The alleged class includes non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma.  We have responded to the Dodson petition, denied the allegations and raised a number of affirmative defenses. At this time, a class has not been certified and discovery has not yet commenced.  We are not currently able to estimate a reasonable possible loss or range of loss or what impact, if any, the Dodson Case will have on its financial condition, results of operations or cash flows due to the preliminary status of the matters, the complexity and number of legal and factual issues presented by the matter and uncertainties with respect to, among other things, the nature of the claims and defenses, the potential size of the class, the scope and types of the properties and agreements involved, and the ultimate potential outcome of the matter. We dispute plaintiffs’ claims, dispute that the case meets the requirements for a class action and are vigorously defending the case.
Martha Donelson and John Friend, on behalf of themselves and on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On August 11, 2014, an alleged class action was filed against us, as well as several other operators in Osage County, in the United States District Court for the Northern District of Oklahoma (“Donelson Case”), alleging claims on behalf of the named plaintiffs and all similarly situated Osage County land owners and surface lessees. The Plaintiffs assert claims seeking recovery for trespass, nuisance, negligence and unjust enrichment. Relief sought includes declaring oil and natural gas leases and drilling permits obtained in Osage County without a prior NEPA study void ab initio, removing us from all properties owned by the class members, disgorgement of profits, and compensatory and punitive damages. We have joined in Motions to Dismiss filed by the Defendants.  At this time, a class has not been certified and discovery has yet to begin. As such, we are not yet able to estimate a possible loss, or range of possible loss, if any.  We dispute plaintiffs’ claims, dispute that the case meets the requirements for a class action and are vigorously defending the case.
We are involved in various other legal proceedings including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, personal injury claims, employment claims, and other matters which arise in the ordinary course of business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect any of them individually to have a material effect on our financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock has not been registered under the Securities Exchange Act of 1934, and there is no established public trading market for our common equity.
As of March 31, 2015, we had 1,411,572 shares of common stock outstanding held by 31 record holders.
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

ITEM 6. SELECTED FINANCIAL DATA
You should read the following historical financial data in connection with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The financial data as of and for each of the five years ended December 31, 2014 was derived from our audited financial statements. Our historical results are not necessarily indicative of results to be expected in future periods.

	Year ended December 31,
(in thousands)	2014	2013	2012	2011	2010
Operating results data:
Revenues
Commodity sales	$681,557	$591,674	$509,503	$530,041	$408,561
Gain (loss) from oil and natural gas hedging activities	—	37,134	46,746	(27,452)	(29,393)
Other revenues	—	—	—	4,070	4,127
Total revenues	681,557	628,808	556,249	506,659	383,295
Costs and expenses
Lease operating	149,903	139,771	130,960	121,420	106,127
Production tax	28,305	33,266	32,003	34,321	26,495
Depreciation, depletion and amortization	245,908	192,426	169,307	146,083	109,503
Loss on impairment of oil & natural gas properties	—	—	—	—	—
Loss on impairment of other assets	—	3,490	2,000	—	4,150
General and administrative	53,414	53,883	49,812	42,056	29,915
Litigation settlement	—	—	—	—	—
Other expenses	—	—	—	3,448	3,148
Total costs and expenses	477,530	422,836	384,082	347,328	279,338
Operating income (loss)	204,027	205,972	172,167	159,331	103,957
Non-operating income (expense)
Interest expense	(104,241)	(96,876)	(98,402)	(96,720)	(81,370)
Non-hedge derivative gains (losses)	231,320	(21,635)	49,685	34,408	38,595
Loss on extinguishment of debt	—	—	(21,714)	(20,592)	(2,241)
Financing costs, net of termination fee	—	—	—	—	(1,812)
Other income	2,630	1,075	504	1,545	387
Net non-operating expense	129,709	(117,436)	(69,927)	(81,359)	(46,441)
Income (loss) from continuing operations before income taxes	333,736	88,536	102,240	77,972	57,516
Income tax expense (benefit)	124,443	32,849	37,837	35,924	23,803
Income (loss) from continuing operations	209,293	55,687	64,403	42,048	33,713
Income from discontinued operations, net of related taxes	—	—	—	—	—
Net income (loss)	$209,293	$55,687	$64,403	$42,048	$33,713
Cash flow data:
Net cash provided by operating activities	$323,911	$264,053	$192,000	$259,616	$167,702
Net cash (used in) provided by investing activities	(412,222)	(515,122)	(423,246)	(324,998)	(264,172)
Net cash provided by (used in) financing activities	71,208	269,845	226,476	44,860	78,164

	As of December 31,
(in thousands)	2014	2013	2012	2011	2010
Financial position data:
Cash and cash equivalents	31,492	48,595	$29,819	$34,589	$55,111
Total assets	2,831,816	2,397,882	2,007,552	1,669,733	1,529,292
Total debt	1,633,802	1,562,862	1,293,402	1,034,573	962,087
Retained earnings (accumulated deficit)	282,166	72,873	17,186	(47,217)	(89,265)
Accumulated other comprehensive income, net of income taxes	—	—	23,223	51,846	34,974
Total stockholders’ equity (deficit)	711,858	497,264	462,857	424,013	363,557

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
As of December 31, 2014, we had estimated proved reserves of 159.4 MMBoe with a PV-10 value of approximately $2.5 billion. These estimated proved reserves included 57.5 MMBoe of active EOR reserves. Our reserves were 58% proved developed, 64% crude oil, and 11% natural gas liquids.
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
Generally, our producing properties have declining production rates. Our December 31, 2014 reserve estimates reflect that our production rate on current proved developed producing reserve properties will decline at annual rates of approximately 21%, 14%, and 12% for the next three years. To grow our production and cash flow, we must find, develop and acquire new oil and natural gas reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop and acquire oil and natural gas reserves.
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

Business and Industry Outlook
Crude oil prices decreased significantly in the latter part of 2014 and have continued to trend lower in 2015, dropping to their lowest levels since March 2009. Management's plans and related capital projections for 2015 are reflective of lower commodity prices.
In response to the decrease in crude oil prices, in February 2015 we began implementation of a Company-wide effort to decrease our capital, operating and administrative costs. Our cost savings initiatives included a reduction in our workforce by 180 employees, including 121 located in the Oklahoma City headquarters office and 59 located at various field offices. In connection with our workforce reduction, we estimate that we will record a charge of $6.6 million million during the first quarter of 2015 related to one-time severance and termination benefits.
Given the weak commodity price environment, we are aggressively pursuing price concessions from third-party service vendors. Based on expected cost reductions from service providers and improved operational efficiencies, we anticipate decreases of 15% - 30% in drilling and completion costs and 10% - 30% in lease operating expenses for 2015. We are continuing negotiations with our vendors to receive the best possible pricing.
Our cost savings initiatives described above have required us to engage third party legal and professional services for which we have incurred approximately $2.3 million for the three months ended March 31, 2015. As discussed below in “Liquidity and capital resources,” we are allowed to exclude up to $25.0 million of expenses incurred in connection with our cost restructuring initiatives, including costs related to our workforce restructuring, from our EBITDA-based covenant under our senior secured revolving credit facility.
We have significantly reduced our 2015 capital expenditures budget to $177.3 million, nearly one quarter the amount spent in 2014. We expect our operated rig count to average 2 rigs for full-year 2015, down from 10 operated rigs at December 31, 2014. While we plan to scale back our 2015 drilling, we plan to continue the momentum of our long-term growth projects in our Mid-Continent area by focusing our drilling efforts in core areas of those plays that have the greatest potential to improve recoveries and rates of return.
Our 2015 capital budget has been established based on an expectation of available cash flows from operations and availability under our credit facility. We will continue to monitor our capital spending closely based on actual and projected cash flows and could scale back our 2015 spending further should commodity prices remain at current levels or fall further. Conversely, a significant improvement in crude oil prices could result in an increase in our capital expenditures.
We deal with volatility in commodity prices primarily by maintaining flexibility in our capital investment program with a diversified drilling portfolio and limited long-term commitments, which enables us to respond quickly to industry volatility, as well as aggressively pursue cost reductions in a market downturn. However, price volatility impacts our business in various other ways including our full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending on the balance sheet date. For the year ended December 31, 2014, those prices were $94.99 per Bbl for oil and $4.35 per MMBtu for natural gas, while the unweighted arithmetic average price of crude oil and natural as of the first day of each month for the 12-month period through March 2015 were $82.72 per Bbl and $3.88 per MMBtu, respectively. If commodity prices remain at decreased levels, the average prices used in the ceiling test calculation will decline and will likely cause potential write downs of our oil and natural gas properties. Due to the substantial decline of commodity prices during the third and fourth quarters of 2014, which have remained low during the first quarter of 2015, we anticipate that we will have a ceiling test write-down during 2015. Continued write downs of oil and natural gas properties may occur until such time as commodity prices recover, and remain at recovered levels, so as to meaningfully increase the 12-month average price used in the ceiling test calculation. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

2014 Highlights

The following are material events that have impacted our liquidity or results of operations, and/or are expected to impact these items in future periods:

•
Asset sales. We completed the sale of two separate divestiture packages of non-core properties during the second quarter of 2014 for $148.4 million in cash, net of post-closing adjustments. In July 2014, we completed the sale of two additional divestiture packages of non-core properties for $95.9 million in cash, net of post-closing adjustments. The properties included in these four sales accounted for approximately 6% and 15% of our total production during 2014 and 2013, respectively. In addition to the packages described above, we also received approximately $44.5 million in cash for various other property divestitures during 2014.

•
Senior secured revolving credit facility and liquidity. The initial borrowing base on our senior secured revolving credit facility for 2014 was $600.0 million. In May 2014, our senior secured revolving credit facility was amended to automatically reduce the borrowing base in tandem with the completion of our oil and natural gas property divestitures. As a result of two divestitures that closed during the second quarter and two additional divestitures that closed in July 2014, our borrowing base was reduced to $484.5 million effective July 18, 2014. Our semiannual redetermination, effective November 5, 2014, increased our borrowing base to $650.0 million. Our lenders have completed the semi-annual borrowing base redetermination originally scheduled for May 1, 2015, which has resulted in a decrease of our borrowing base to $550.0 million to be effective on April 1, 2015. We had approximately $199.1 million of borrowing availability on our senior secured credit facility at March 30, 2015.

•
Capital expenditures. Our oil and natural gas property capital expenditure budget for 2015 is set at $177.3 million. We continued to focus on drilling in our repeatable resource plays in the Mid-Continent area and continued our focus on the acquisition of prospect acreage and drilling opportunities in these plays. Our drilling expenditures in the Mid-Continent area for 2014 increased from $272.0 million in 2013 to $434.9 million in 2014, and we have allocated $97.7 million for drilling in 2015. Our expenditures for EOR increased from $151.8 million in 2013 to $194.6 million in 2014, and we have budgeted $49.6 million for the development of our EOR assets in 2015.

Results of operations
Overview
Total production, commodity sales, and cash flow increased each year from 2012 to 2014. During 2014, revenue increased by 15% compared to 2013 primarily as a result of increased oil and natural gas production, higher natural gas and NGL prices and a continuing shift in our commodity sales mix towards liquids. This increase in 2014 from 2013 was combined with a $253.0 million increase in our non-hedge derivative gains, which was primarily due to the significant volatility of oil and natural gas prices and changes in our outstanding derivatives contracts during these periods. Revenue in 2013 increased by 16% compared to 2012 primarily as a result of higher oil and natural gas prices combined with increased oil and natural gas production. As a result of these and other transactions discussed below, we had net income in 2014, 2013 and 2012 of $209.3 million, $55.7 million, and $64.4 million, respectively.

	Year ended				Year ended
	December 31,		Increase /	Percentage	December 31,	Increase /	Percentage
	2014	2013	(Decrease)	change	2012	(Decrease)	change
Production (MBoe)	10,982	9,742	1,240	12.7%	9,118	624	6.8%
Commodity sales (in thousands)	$681,557	$591,674	$89,883	15.2%	$509,503	$82,171	16.1%
Net income (in thousands)	$209,293	$55,687	$153,606	275.8%	$64,403	$(8,716)	(13.5)%
Cash flow from operations (in thousands)	$323,911	$264,053	$59,858	22.7%	$192,000	$72,053	37.5%
Revenues and production
The following table presents information about our commodity sales before the effects of commodity derivative settlements:

	Year ended				Year ended
	December 31,		Increase /	Percentage	December 31,	Increase /	Percentage
	2014	2013	(Decrease)	change	2012	(Decrease)	change
Commodity sales (in thousands)
Oil	$540,940	$475,976	$64,964	13.6%	$414,545	$61,431	14.8%
Natural gas	86,100	70,526	15,574	22.1%	52,397	18,129	34.6%
Natural gas liquids	54,517	45,172	9,345	20.7%	42,561	2,611	6.1%
Total	$681,557	$591,674	$89,883	15.2%	$509,503	$82,171	16.1%
Production
Oil (MBbls)	5,977	5,006	971	19.4%	4,562	444	9.7%
Natural gas (MMcf)	20,648	20,250	398	2.0%	19,834	416	2.1%
Natural gas liquids (MBbls)	1,564	1,361	203	14.9%	1,250	111	8.9%
MBoe	10,982	9,742	1,240	12.7%	9,118	624	6.8%
Average sales prices (excluding derivative settlements)
Oil per Bbl	$90.50	$95.08	$(4.58)	(4.8)%	$90.87	4.21	4.6%
Natural gas per Mcf	$4.17	$3.48	$0.69	19.8%	$2.64	0.84	31.8%
Natural gas liquids per Bbl	$34.86	$33.19	$1.67	5.0%	$34.05	(0.86)	(2.5)%
Average sales price per Boe	$62.06	$60.73	$1.33	2.2%	$55.88	4.85	8.7%
Commodity sales increased $89.9 million, or 15%, to $681.6 million during 2014 from 2013 due to a 13% increase in sales volumes combined with a 2% increase in the average price per Boe. Oil production for 2014 increased compared to 2013 primarily due to drilling and development activity in our NOMP and Panhandle Marmaton play, which together accounted for approximately 31% and 18% of our total oil production during 2014 and 2013, respectively. Natural gas production for 2014 increased compared to 2013 primarily due to our drilling and development activity in our NOMP, which accounted for approximately 34% and 19% of our total natural gas production during 2014 and 2013, respectively. Natural gas liquids production for 2014 increased compared to 2013 primarily due to increased drilling and development activity in our NOMP.

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

The relative impact of changes in commodity prices and sales volumes on our commodity sales before the effects of hedging is shown in the following table:

	Year ended December 31,
	2014 vs. 2013		2013 vs. 2012
(dollars in thousands)	Sales change	Percentage change in sales	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$(27,360)	(5.8)%	$21,085	5.1%
Production	92,324	19.4%	40,346	9.7%
Total change in oil sales	$64,964	13.6%	$61,431	14.8%
Change in natural gas sales due to:
Prices	$14,188	20.1%	$17,030	32.5%
Production	1,386	2.0%	1,099	2.1%
Total change in natural gas sales	$15,574	22.1%	$18,129	34.6%
Change in natural gas liquids sales due to:
Prices	$2,607	5.8%	$(1,168)	(2.8)%
Production	6,738	14.9%	$3,779	8.9%
Total change in natural gas liquid sales	$9,345	20.7%	$2,611	6.1%
Production volumes by area were as follows (MBoe):

	Year ended			Year ended
	December 31,		Percentage	December 31,	Percentage
	2014	2013	change	2012	change
E&P Areas
Mississippian	2,624	1,441	82.1%	546	163.9%
Panhandle Marmaton	1,051	325	223.4%	38	755.3%
Woodford Shale	434	70	520.0%	69	1.4%
Oswego	284	60	373.3%	—	—%
Legacy Production Areas	3,057	3,598	(15.0)%	3,965	(9.3)%
Total E&P Areas	7,450	5,494	35.6%	4,618	19.0%
EOR Project Areas
Active EOR Projects	1,840	1,526	20.6%	1,369	11.5%
Potential EOR Projects	1,003	1,094	(8.3)%	1,193	(8.3)%
Total EOR Project Areas	2,843	2,620	8.5%	2,562	2.3%
Non-Core Properties	689	1,628	(57.7)%	1,938	(16.0)%
Total	10,982	9,742	12.7%	9,118	6.8%
The increase in production in our E&P Areas is primarily due to our drilling and development activities in our NOMP and Panhandle Marmaton plays, slightly offset by decreased production in our Legacy Production Areas. The Mississippian and Panhandle Marmaton plays accounted for approximately 33%, 18%, and 6% of our total production during 2014, 2013, and 2012, respectively. The decrease in production in our Legacy Production Areas is primarily due to divestitures and the natural decline in production as we invested our resources in the Mississippian and Panhandle Marmaton plays and active EOR projects during 2014.

Production in our EOR Project Areas increased primarily due to response from our CO2 injection activities in our Farnsworth Area and North Burbank Units.
The decrease in production in our Non-Core Properties is primarily due strategic divestitures within these areas combined with normal depletion of the reservoirs. During 2014, we closed on the majority of the previously announced strategic divestitures of our remaining Non-Core Properties in the Permian Basin, Ark-La-Tex, and North Texas areas.
Derivative activities
Our results of operations, financial condition and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties. To mitigate a portion of this exposure, we enter into commodity price swaps, costless collars, put options, and basis protection swaps. These derivative instruments allow us to predict with greater certainty the effective prices we will receive for associated oil and natural gas production. We also enter into crude oil derivative contracts for a portion of our natural gas liquids production.
We closely monitor the fair value of our derivative contracts and may elect to settle a contract prior to its scheduled maturity date in order to lock in a gain or loss.
Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements on realized prices:

	Year ended December 31,
	2014	2013	2012
Oil and natural gas liquids (per Bbl):
Before derivative settlements	$78.96	$81.85	$78.65
After derivative settlements	$80.21	$83.32	$80.67
Post-settlement to pre-settlement price	101.6%	101.8%	102.6%
Natural gas (per Mcf):
Before derivative settlements	$4.17	$3.48	$2.64
After derivative settlements	$3.83	$3.97	$3.93
Post-settlement to pre-settlement price	91.8%	114.1%	148.9%
The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

	As of December 31,
(in thousands)	2014	2013	2012
Derivative assets (liabilities):
Natural gas swaps	$32,939	$(2,249)	$12,155
Oil swaps	23,465	(2,695)	3,618
Oil collars	1,175	2,772	26,231
Oil enhanced swaps	100,724	776	—
Oil purchased puts	93,268	74	—
Natural gas basis differential swaps	(17)	1,643	(1,599)
Net derivative asset	$251,554	$321	$40,405

The effects of derivative activities on our results of operations and cash flows were as follows:

	Year ended December 31,
	2014		2013		2012
(in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)
Gain (loss) from oil hedging activities	$—	$—	$37,134	$—	$46,746	$—
Non-hedge derivative gains (losses):
Oil swaps, collars, and puts	$197,097	$9,433	$(29,586)	$9,330	$30,710	$11,761
Natural gas swaps and collars	33,466	(6,437)	(14,404)	10,340	(17,968)	27,184
Natural gas basis differential contracts	(1,660)	(579)	3,242	(557)	(331)	(1,671)
Non-hedge derivative gains (losses)	$228,903	$2,417	$(40,748)	$19,113	$12,411	$37,274
Total gains (losses) from derivative activities	$228,903	$2,417	$(3,614)	$19,113	$59,157	$37,274
We no longer apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as non-hedge derivative gains (losses) in our consolidated statements of operations. Gain from oil hedging activities, which is a component of total revenues in our consolidated statements of operations, of nil, $37.1 million, and $46.7 million for 2014, 2013, and 2012, respectively, consists of the reclassification of hedge gains on discontinued oil hedges from accumulated other comprehensive income into net income.
The fluctuation in non-hedge derivative gains (losses) from period to period is due primarily to the significant volatility of oil and natural gas prices and basis differentials and to changes in our outstanding derivative contracts during these periods. Net gains (losses) on derivative activities recognized in our statements of operations were $231.3 million, $15.5 million, and $96.4 million in 2014, 2013, and 2012, respectively.
Lease operating expenses

	Year ended				Year ended
	December 31,		Increase /	Percentage	December 31,	Increase /	Percentage
	2014	2013	(Decrease)	change	2012	(Decrease)	change
Lease operating expenses (in thousands, except per Boe data)
E&P Areas	81,837	83,081	$(1,244)	(1.5)%	81,060	$2,021	2.5%
EOR Project Areas	68,066	56,690	$11,376	20.1%	49,900	$6,790	13.6%
Total lease operating expenses	$149,903	$139,771	$10,132	7.2%	$130,960	$8,811	6.7%
Lease operating expenses per Boe
E&P Areas	$10.05	$11.67	$(1.62)	(13.9)%	$12.36	$(0.69)	(5.6)%
EOR Project Areas	$23.94	$21.64	$2.3	10.6%	$19.48	$2.16	11.1%
Lease operating expenses per Boe	$13.65	$14.35	$(0.70)	(4.9)%	$14.36	$(0.01)	(0.1)%
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
Our E&P Areas lease operating expenses decreased slightly during 2014 compared to 2013, primarily as a result of the divestiture of certain non-core assets with higher operating costs partially offset by the incremental cost of oil field goods and services associated with new wells added during 2014. Our lease operating expenses on a Boe basis decreased significantly in 2014 compared to 2013 primarily as a result of the increase in overall production volumes between periods as well as the impact of our divestiture of our non-core higher operating cost properties.
Our EOR Project Areas lease operating expenses increased during 2014 compared to 2013, due primarily to additional costs associated with expansion of our EOR floods at our North Burbank and Farnsworth units. While production for our North Burbank unit increased compared to 2013, its production remains relatively low because production is still ramping up, resulting in higher per-barrel operating costs. As we are now observing a more pronounced response, we expect per-barrel operating costs for our North Burbank unit to decrease in 2015.

Our E&P Areas lease operating expenses in 2013 increased when compared to 2012 primarily due to the additional cost of oil field goods and services associated with new wells added during 2013, offset by decreased operating expenses due to the divestiture of certain non-core assets. Our lease operating expenses on a Boe basis, however, decreased in 2013 compared to 2012. The slight decrease in lease operating costs per Boe is due to the 7% increase in production, which more than offset our higher lease operating expenses.
Our EOR Project Areas lease operating expenses increased during 2013 compared to 2012 levels, due primarily to additional costs associated with expansion of our CO2 EOR floods including our newest CO2 EOR flood at our North Burbank unit which commenced CO2 injection and recycling in June of 2013, as well as its production being relatively low to operating costs because North Burbank’s CO2 uplift was not that material in 2013, resulting in higher per-barrel operating costs, which is typical when we startup a new CO2 EOR flood.
Production taxes (which include ad valorem taxes)

	Year ended				Year ended
	December 31,		Increase /	Percentage	December 31,	Increase /	Percentage
	2014	2013	(Decrease)	change	2012	(Decrease)	change
Production taxes (in thousands)	$28,305	$33,266	$(4,961)	(14.9)%	$32,003	$1,263	3.9%
Production taxes per Boe	$2.58	$3.41	$(0.83)	(24.3)%	$3.51	$(0.10)	(2.8)%
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
The 2014 decrease in production taxes from 2013 was primarily due to our strategic divestitures of wells in our Non-Core Properties and Legacy Production Areas, which generally had higher tax rates, combined with reduced tax rates for horizontal drilling along with EOR and high cost gas exemption tax credits, partially offset by the 13% increase in sales volumes combined with the 2% increase in averaged realized prices.
The 2013 increase in production taxes from 2012 was primarily due to the 16% increase in commodity sales, partially offset by lower tax rates on our horizontal wells and by EOR tax credits.

Depreciation, depletion and amortization (“DD&A”) and losses on impairment

	Year ended				Year ended
	December 31,		Increase /	Percentage	December 31,	Increase /	Percentage
	2014	2013	(Decrease)	change	2012	(Decrease)	change
DD&A (in thousands):
Oil and natural gas properties	$231,761	$179,734	$52,027	28.9%	$154,788	$24,946	16.1%
Property and equipment	10,179	8,747	1,432	16.4%	10,574	(1,827)	(17.3)%
Accretion of asset retirement obligations	3,968	3,945	23	0.6%	3,945	—	—%
Total DD&A	$245,908	$192,426	$53,482	27.8%	$169,307	$23,119	13.7%
DD&A per Boe:
Oil and natural gas properties	$21.10	$18.45	$2.65	14.4%	$16.98	$1.47	8.7%
Property and equipment and accretion of asset retirement obligations	1.29	1.30	(0.01)	(0.8)%	1.59	(0.29)	(18.2)%
Total DD&A per Boe	$22.39	$19.75	$2.64	13.4%	$18.57	$1.18	6.4%
We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and future costs, and thus our DD&A rate could change significantly in the future. DD&A on oil and natural gas properties increased $52.0 million from 2013 to 2014, of which $29.1 million was due to a higher rate per equivalent unit of production and $22.9 million was due to the increase in production. Our DD&A rate per equivalent unit of production increased $2.65 to $21.10 per Boe primarily due to higher estimated future development costs for proved undeveloped reserves and higher cost reserve additions.
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
Property impairments. Impairments of non-producing properties, which results in a transfer of amounts from unevaluated oil and natural gas properties to proved oil and natural gas properties, increased $56.9 million in 2014 to $63.4 million, including $23.4 million recognized in the fourth quarter as a result of changes in management’s estimates of undeveloped properties not expected to be developed before lease expiration in response to the significant decrease in crude oil prices which has altered our drilling plans combined with lower than expected results for certain exploratory activities in our Panhandle Marmaton area.
Impairment of other assets. There was no impairment losses on other assets for the year ended December 31, 2014. In 2013, we recognized $3.5 million of impairment losses on certain of our owned drilling rigs due to our expectation that these rigs may not sell at a price that will exceed their carrying values. These rigs were initially classified as held for sale in 2012 but were reclassified to property and equipment at the end of 2013. An initial impairment loss of $1.5 million was recognized on these rigs in 2012. Also in 2012, we recognized $0.5 million of additional impairment losses primarily related to drill pipe.

General and administrative expenses (“G&A”)

	Year ended				Year ended
	December 31,		Increase /	Percentage change	December 31,	Increase /	Percentage change
(dollars in thousands, excluding per Boe amounts)	2014	2013	(Decrease)		2012	(Decrease)
Gross G&A expenses	$77,376	$73,318	$4,058	5.5%	$67,176	$6,142	9.1%
Capitalized exploration and development costs	(23,962)	(19,435)	(4,527)	23.3%	(17,364)	(2,071)	11.9%
Net G&A expenses	$53,414	$53,883	$(469)	(0.9)%	$49,812	$4,071	8.2%
Average G&A cost per Boe	$4.86	$5.53	(0.67)	(12.1)%	$5.46	$0.07	1.3%
Gross G&A expenses in 2014 increased from 2013 primarily due to increased compensation and benefits costs related to the competitive nature of our market and our growing operations, along with other expenses and general inflation. Stock-based compensation expense included in G&A for 2014 was $3.7 million.
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
Our G&A expenses on a Boe basis, however, decreased from 2013 to 2014 primarily due to the increase in overall production volumes between periods and an increase in the proportion of general and administrative expenses capitalized in connection with our increased 2014 development and exploration activities.
Our personnel costs are not expected to increase in 2015 at the pace experienced in recent years given the impact of lower crude oil prices on our 2015 business plans.
G&A expenses in 2013 increased from 2012, primarily due to compensation and benefit cost increases related to the competitive nature of our market and our growing operations, offset partially by decreased professional services costs related to certain projects and initiatives that phased out by the end of 2012. Stock-based compensation expense included in G&A for 2013 was $5.4 million. Our G&A expenses on a Boe basis increased slightly for 2013 compared to 2012 due primarily to these same factors, offset significantly by the increase in overall production volumes between periods.
Other income and expenses
Interest expense. The following table presents interest expense for the periods indicated:

	Year ended December 31,
(in thousands)	2014	2013	2012
8.875% Senior Notes due 2017	—	—	10,420
9.875% Senior Notes due 2020	30,776	30,660	31,115
8.25% Senior Notes due 2021	33,687	33,630	33,579
7.625% Senior Notes due 2022	42,167	42,081	21,420
Senior secured revolving credit facility	5,785	1,646	1,193
Bank fees and other interest	5,317	4,854	5,112
Capitalized interest	(13,491)	(15,995)	(4,437)
Total interest expense	$104,241	$96,876	$98,402
Average long-term borrowings	$1,543,346	$1,370,790	$1,166,349
Total interest expense increased from 2013 to 2014 primarily due to increased levels of borrowing on our senior secured revolving credit facility and reduced capitalized interest. Capitalized interest was lower in 2014 compared to 2013 as we ceased capitalizing interest on our CO2 delivery pipelines and facilities upon completing construction of those assets. Total interest expense decreased in 2013 compared to 2012 as our increased levels of borrowing were offset by higher capitalized interest, primarily associated with the construction of CO2 delivery pipelines and facilities.

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
Income taxes

	Year ended December 31,
(dollars in thousands)	2014	2013	2012
Current income tax expense	$552	$1,115	$118
Deferred income tax expense	123,891	31,734	37,719
Total income tax expense	$124,443	$32,849	$37,837
Effective tax rate	37.3%	37.1%	37.0%
Total net deferred tax liability	$(177,487)	$(53,595)	$(35,773)
Our federal net operating loss carryforwards were approximately $347 million as of December 31, 2014, which will expire between 2027 and 2034 if unused. As of December 31, 2014, our state net operating loss carryforwards were approximately $386 million, which will expire between 2015 and 2032 if unused. As of December 31, 2014, approximately $262 million of the state net operating loss carryforwards have been reduced by a valuation allowance based on our assessment that it is more likely than not that a portion will not be realized.
Realization of our deferred tax assets is dependent upon generating sufficient future taxable income. Although realization is not assured, we believe it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

Liquidity and capital resources
We have historically used cash flow from operations, debt financing, and private issuances of common stock as our primary sources of capital. Our primary uses of funds are expenditures for exploration and development, leasehold and property acquisitions, other capital expenditures, and debt service.
Our liquidity is highly dependent on prices we receive for the oil, natural gas and NGLs we produce. Prices received heavily influence our revenue, cash flow, profitability, access to capital and future rate of growth. Prices we receive are determined by prevailing market conditions. Regional and worldwide economic and geopolitical activity, supply versus demand, weather, seasonality and other factors influence market conditions, which often result in significant volatility in commodity prices. Beginning in the fourth quarter of 2014 and continuing into the first quarter of 2015, oil, natural gas and NGL commodity prices declined significantly and will continue to fluctuate in the future. We deal with volatility in commodity prices primarily by maintaining flexibility in our capital investment program with a diversified drilling portfolio and limited long-term commitments, which enables us to respond quickly to industry volatility, as well as aggressively pursuing cost reductions in a market downturn.
We also mitigate the impact of volatility in commodity prices through the usage of derivative instruments which help stabilize our cash flow.
Our debt includes senior notes, which, as of December 31, 2014, is comprised of our 9.875% senior notes due 2020, our 8.25% senior notes due 2021, and our 7.625% senior notes due 2022 (collectively, our “Senior Notes”), in an aggregate principal amount of $1,250 million.
We maintain a senior secured revolving credit facility, which, effective April 1, 2015, will have a borrowing base of $550.0 million, that is collateralized by a substantial portion of our oil and natural gas properties, and, as amended, is scheduled to mature on November 1, 2017. The banks establish a borrowing base by making an estimate of the collateral value of our oil and natural gas properties. We have the capacity to utilize the available funds to supplement our operating cash flows as a financing source for our capital expenditures. If oil and natural gas prices decrease from the amounts used in estimating the collateral value of our oil and natural gas properties, the borrowing base may be reduced at future redeterminations, thus reducing funds available under the borrowing base. We mitigate a potential reduction in our borrowing base caused by a decrease in oil and natural gas prices through the use of commodity derivatives.

Sources and uses of cash
Our net (decrease) increase in cash is summarized as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012
Cash flows provided by operating activities	323,911	264,053	192,000
Cash flows used in investing activities	(412,222)	(515,122)	(423,246)
Cash flows provided by financing activities	71,208	269,845	226,476
Net (decrease) increase in cash during the period	$(17,103)	$18,776	$(4,770)
Our operating cash flow is primarily influenced by the prices we receive for our oil, natural gas and NGL production and the quantity we produce. Our cash flows from operating activities are also impacted by changes in working capital.
Cash flows from operating activities were higher in 2014 than they were in 2013 primarily due to the 15% increase in commodity sales driven by an increase in production as well as lower production taxes. These increases were partially offset by higher lease operating and interest charges as well as changes in working capital. Cash flows from operating activities were higher in 2013 than they were in 2012 primarily due to the 16% increase in commodity sales resulting from an increase in production combined with an increase in the average price per Boe. Increased cash flows from commodity sales were partially offset by higher lease operating and general and administrative expenses. Primarily as a result of the above activity, cash flows from operating activities increased by 23% in 2014 from 2013 and increased by 38% in 2013 from 2012.
We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. For the years ended December 31, 2014, 2013, and 2012, cash flows provided by operating activities were approximately 47%, 41%, and 38%, respectively, of cash used for the acquisition and development of our properties. Our capital expenditures for oil and natural gas properties during 2014 are detailed in the next section. During 2014, cash flows used in investing activities included proceeds of $291.4 million primarily from the sale of non-core properties as discussed below in Alternative capital resources. During 2014, we also paid $20.6 million in premiums for put options associated with our crude oil commodity derivatives settling in 2016. During 2013, cash flows used in investing activities included proceeds of $109.7 million from oil and natural gas property dispositions, including approximately $61.4 million from the sale of certain non-strategic properties located in Creek, Love, and Carter counties, Oklahoma, and $17.8 million from the sale of certain non-strategic properties located in Texas County, Oklahoma. During 2012, cash flows used in investing activities included proceeds of $46.0 million from property dispositions, including approximately $37.0 million from the sale of certain mature oil and natural gas properties located in our Velma Area in southern Oklahoma.
We received net derivative settlements totaling $2.4 million, $19.1 million, and $37.3 million during 2014, 2013, and 2012, respectively. Primarily as a result of our capital investments, asset dispositions and derivative settlements, cash flows used in investing activities were $412.2 million, $515.1 million, and $423.2 million during 2014, 2013, and 2012, respectively.
Net cash provided by financing activities was $71.2 million, $269.8 million, and $226.5 million, during 2014, 2013, and 2012, respectively. In 2014, we had proceeds from and repayments of debt of $302.1 million and $228.6 million, respectively, most of which were attributable to our senior secured revolving credit facility. In addition, principal payments under our capital lease obligations, discussed below, were $2.3 million during 2014.
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

Capital expenditures
Our actual costs incurred, including costs that we have accrued, for 2014 and our budgeted 2015 capital expenditures for oil and natural gas properties are summarized in the following table:

	2014 Capital Expenditures
(in thousands)	E&P Areas	EOR Project Areas	Non-Core Properties	Total	Budgeted 2015 capital expenditures (1)(2)
Acquisitions	$81,371	$4,185	$2,878	$88,434	$19,971
Drilling	434,936	34,867	440	470,243	97,703
Enhancements	25,000	89,107	918	115,025	26,386
Pipeline and field infrastructure	—	43,514	—	43,514	8,624
CO2 purchases	—	22,942	—	22,942	24,656
Total	$541,307	$194,615	$4,236	$740,158	$177,340

 ______________

(1)	Includes $49.6 million allocated to our EOR project areas as follows: enhancements of $16.3 million, pipeline and field infrastructure of $8.6 million and CO2 purchases of $24.7 million.

(2)	Budget categories presented include allocations of capitalized interest and general and administrative expenses.
In addition to the capital expenditures for oil and natural gas properties, we spent approximately $11.6 million for property and equipment during 2014.
Our actual costs incurred for 2014 and our budgeted capital expenditures for oil and natural gas properties for 2015 are summarized by area in the following table:

(in thousands)	Actual 2014 capital expenditures	Percent of total	Budgeted 2015 capital expenditures	Percent of total
E&P Areas	$541,307	73%	$127,740	72%
Enhanced Oil Recovery Project Areas	194,615	26%	49,600	28%
Non-Core Properties	4,236	1%	—	—%
Total	$740,158	100%	$177,340	100%
During 2014, we continued our increased focus on the development of our E&P Area assets, which is consistent with our strategy of driving growth through development of our core operations located in the Mid-Continent region. Our oil and natural gas property capital expenditure budget for 2015 is set at $177.3 million, of which $127.7 million, or 72%, is allocated to our E&P Area assets.
We continually evaluate our capital needs and compare them to our capital resources. Our actual expenditures during 2015 may be higher or lower than our budgeted amounts. The 2015 capital budget, based on our expectations of commodity prices and costs, is estimated to fall within the level of cash flows generated from operations. Our level of exploration and development expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows and development results, among other factors. We believe that we will have sufficient funds available through our cash from operations, proceeds from asset divestitures and borrowing capacity under our senior secured revolving credit facility to meet our normal recurring operating needs, debt service obligations, capital requirements and contingencies for the next 12 months.

Indebtedness
Long term debt consists of the following as of the dates indicated:

	December 31,
(in thousands)	2014	2013
9.875% Senior Notes due 2020, net of discount of $4,861 and $5,444, respectively	$295,139	$294,556
8.25% Senior Notes due 2021	400,000	400,000
7.625 % Senior Notes due 2022, including premium of $4,869 and $5,719 respectively	554,869	555,719
Senior secured revolving credit facility	347,000	272,000
Real estate mortgage notes	10,705	11,202
Installment notes	4,252	5,235
Capital lease obligations	21,837	24,150
	$1,633,802	$1,562,862

Please see “Note 5—Long term debt” in Item 8. Financial Statements and Supplementary Data of this report for a discussion of the material terms governing our Senior Notes and senior secured revolving credit facility. For information on the future maturities of our long term debt, see the table below under “Contractual obligations.”
Senior secured revolving credit facility
We maintain a senior secured revolving credit facility, which is collateralized by our oil and natural gas properties, and matures on November 1, 2017. As of March 31, 2015, we have $450.0 million of outstanding borrowings under our senior secured revolving credit facility.
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
We began 2014 with an initial borrowing base under our senior secured revolving credit facility of $600.0 million. On May 19, 2014, we entered into a Limited Consent and Fourteenth Amendment to our senior secured revolving credit facility which imposed a series of automatic borrowing base reductions as the divestitures of our oil and natural gas properties were completed (see “Note 3—Acquisitions and divestitures”). As a result of two divestitures that closed during the second quarter and two additional divestitures that closed during the third quarter, our borrowing base was reduced to $484.5 million effective July 18, 2014. Our semiannual redetermination, effective November 5, 2014, increased our borrowing base to $650.0 million. Our lenders have completed the semi-annual borrowing base redetermination originally scheduled for May 1, 2015, which has resulted in a decrease of our borrowing base to $550.0 million to be effective on April 1, 2015. The decrease was primarily associated with reduced oil and gas pricing used to determine the value of our reserves.

Our senior secured revolving credit facility requires us to maintain a current ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our senior secured revolving credit facility, we consider the current ratio calculated under our senior secured revolving credit facility to be a useful measure of our liquidity because it includes the funds available to us under our senior secured revolving credit facility and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. At December 31, 2014 and 2013, our current ratio as computed using GAAP was 1.04 and 0.80, respectively. After giving effect to the adjustments, our current ratio computed for loan compliance purposes was 1.79 and 2.35, respectively. The following table reconciles our current assets and current liabilities using GAAP to the same items for purposes of calculating the current ratio for our loan compliance:

	December 31,
(in thousands)	2014	2013
Current assets per GAAP	$339,898	$176,657
Plus—Availability under senior secured revolving credit facility	302,080	327,080
Less—Short-term derivative instruments	(179,921)	(2,152)
Less—Deferred tax asset on derivative instruments and asset retirement obligations	—	(2,908)
Current assets as adjusted	$462,057	$498,677
Current liabilities per GAAP	$328,366	$221,988
Less—Short term derivative instruments	(77)	(8,234)
Less—Short-term asset retirement obligations	(4,147)	(1,874)
Less—Deferred tax liability on derivative instruments and asset retirement obligations	(65,799)	—
Current liabilities as adjusted	$258,343	$211,880
Current ratio for loan compliance	1.79	2.35
Our senior secured revolving credit facility, as amended, requires us to maintain a Consolidated Net Debt to Consolidated EBITDAX ratio, as defined in our senior secured revolving credit facility, of not greater than 4.50 to 1.0 for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarter. As of December 31, 2014, the availability under our senior secured revolving credit facility was $302.1 million, which was not limited by the Consolidated Net Debt to Consolidated EBITDAX covenant.
We have negotiated an amendment to our senior secured revolving credit facility (the “Fifteenth Amendment”) to be effective April 1, 2015. Among other things, the amendment will replace the Consolidated Net Debt to Consolidated EBITDAX covenant described above with a covenant based on the ratio of Consolidated Net Secured Debt to Consolidated EBITDAX, as defined in the amendment. Under this covenant, we are required to maintain a ratio of Consolidated Net Secured Debt to Consolidated EBITDAX no greater than 2.25 to 1.0 for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarter. For the same applicable periods, the Fifteenth Amendment also requires us to maintain an Interest Coverage Ratio, as defined in the amendment, of no less than 2.00 to 1.00. The amendment revises the definition of Consolidated EBITDAX to exclude up to $25.0 million in expenses incurred subsequent to January 1, 2015, in connection with our cost savings initiatives, transition, business optimization and other restructuring charges. The charges we have incurred to date under this category are described above under “Business and Industry Outlook.” Under the Fifteenth Amendment, we are also allowed to incur an additional $300.0 million in Additional Permitted Debt, as defined in the amendment to now include both secured and unsecured debt.
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

Alternative capital resources
We have historically used cash flow from operations, debt financing, and private issuances of common stock as our primary sources of capital. During 2014, a significant source of liquidity was derived from asset dispositions. In late 2013, our Board approved selling our Ark-La-Tex, Permian Basin, Gulf Coast, and North Texas properties in five property packages to implement our strategy of focusing our operations in the Mid-Continent area. The five packages include: (i) our Fort Worth Basin package located in North Texas; (ii) our Delaware Basin package; (iii) our Central Basin Platform package; (iv) our Ark-La-Tex package; and (v) our Gulf Coast package.
During the second quarter of 2014, we closed on the sales of two of the five property packages in our divestiture plan. In May 2014, we sold our Fort Worth Basin package to Scout Energy Group I, LP, for cash proceeds of $23.7 million and we sold our Delaware Basin package to RKI Exploration & Production, LLC for cash proceeds of $124.7 million. During the third quarter of 2014, we closed on the sales of two additional property packages. Our Ark-La-Tex and Central Basin Platform property packages, both of which were sold to RAM Energy, LLC (“RAM”), closed in July 2014 for total proceeds of $95.9 million. These proceeds are net of post-closing adjustments.
In addition to the packages discussed above, we closed various other divestitures during the year ended December 31, 2014. These divestitures resulted in cash proceeds of $20.0 million from the sale of leasehold interests in the Eagle Ford Formation in Texas and $24.5 million from the sale of various other properties predominantly located in Andrews County, Texas, which comprised part of our Permian Basin properties, and Osage County, Oklahoma.
Proceeds from the property sales discussed above provide, and proceeds from any future divestitures will provide, us with an additional source of liquidity to pay down borrowings under our senior secured revolving credit facility, fund capital expenditures and for general corporate purposes. In the future, our sources of liquidity may include asset sales, additional public or private issuances of common or preferred stock, or project financing. While we believe we would be able to obtain funds through one or more of these alternative sources, if needed, we cannot provide assurance that these resources would be available on terms acceptable to us.
Contractual obligations
The following table summarizes our contractual obligations and commitments as of December 31, 2014:

(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt:
Senior Notes, including estimated interest	$104,563	$209,125	$209,125	$1,447,673	$1,970,486
Senior secured revolving credit facility, including estimated interest and commitment fees	9,190	363,884	—	—	373,074
Other long-term notes, including estimated interest	3,656	4,028	2,191	9,880	19,755
Capital lease obligations, including estimated interest	3,181	6,362	15,209	—	24,752
Abandonment obligations	4,147	8,293	8,293	26,691	47,424
Derivative obligations	77	—	—	—	77
CO2 purchase obligations	2,556	3,725	2,365	4,785	13,431
Operating lease obligations	1,207	2,352	2,081	1,977	7,617
Other commitments	16,869	—	—	—	16,869
Total	$145,446	$597,769	$239,264	$1,491,006	$2,473,485

We have a long-term contract with renewal options to purchase CO2 manufactured at the Arkalon ethanol plant near Liberal, Kansas. Pricing is fixed for the contract term which expires in May 2024. During 2014, we purchased approximately 13 MMcf/d of CO2 under this contract, and we expect to purchase an average of approximately 13 MMcf/d over the remainder of the contract term. Purchases under this contract were $1.3 million, $1.3 million, and $1.1 million during 2014, 2013, and 2012, respectively.

We have rights under three additional contracts with fertilizer plants under which we purchase CO2 that is restricted, in whole or in part, for use only in EOR projects. The fertilizer plants retain the right to install additional equipment and use some of the CO2 to make certain fertilizer products, which could reduce the CO2 available to us. The first of these contracts,with the plant in Enid, Oklahoma, is scheduled to expire in 2016 and we expect to purchase 2 MMcf/d of CO2 through 2015, subject to availability. During 2014, we purchased approximately 3 MMcf/d of CO2 under this contract. Total purchases, which include transportation charges, during 2014, 2013, and 2012 were $1.1 million, $0.6 million, and $1.2 million, respectively. We may terminate or permanently reduce our purchase rate under this contract at the end of any calendar year with 13 months’ notice. The second contract, with the plant in Borger, Texas, expires in February 2021. During 2014, we were purchasing an average of approximately 14 MMcf/d and expect our purchases to continue at that level for 2015 then decrease to 11 MMcf/d for the remaining contract term. Purchases under this contract were $1.1 million, $1.3 million, and $1.5 million during 2014, 2013, and 2012, respectively. Pricing under both of these contracts is dependent on certain variable factors, including the price of oil. Our third contract, with the plant in Coffeyville, Kansas, expires in 2033 but provides the option for renewal. Pricing under the contract is fixed for the first five contract years and variable thereafter. We are obligated to purchase 35 MMcf/d for the remaining contract years or pay for any deficiencies at the price in effect when the minimum delivery was to have occurred. After the first ten contract years, we may permanently reduce up to 100% of our purchase rate under this contract with six months’ notice. During 2014, we purchased 38 MMcf/d and expect our purchases to average approximately 42 MMcf/d over the remainder of the contract term. Purchases under this contract totaled $1.4 million during 2014.
We rent equipment used on our oil and natural gas properties and have operating lease agreements for office equipment. Rent expense for the years ended December 31, 2014, 2013, and 2012 was $11.1 million, $9.0 million, and $8.1 million, respectively. Our leases relating to office equipment have terms of up to five years. In June 2014, we entered into two non-cancelable operating leases for CO2 recycle compressors at our EOR facilities which expire in 2021. Amounts related to our operating lease obligations are disclosed in the table above.
Other commitments that are not currently recorded on our consolidated balance sheets relate to contracts in place as of December 31, 2014, primarily for the purchase of pipe and other equipment relating to our CO2 projects, drilling rig services, and other assets. These purchases are generally expected to be finalized within the next several months and are included in our capital expenditures budget for 2015. We generally have the ability to terminate the contracts for purchase of equipment and other assets, in which case our liability would be limited to the cost incurred by the vendor up to that point. Because we do not currently anticipate canceling these contracts, the estimated payments under these contracts have been included in “Other commitments” above.
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
Derivative instruments. We determine the fair value of our crude oil, natural gas, and basis swaps by reference to forward pricing curves for oil and natural gas futures contracts. The difference between the forward price curve and the contractual fixed price is discounted to the measurement date using a credit risk adjusted discount rate. We have determined that the fair value methodology described above for the remainder of our swaps is consistent with observable market inputs and have categorized them as Level 2. We determine fair value for our crude oil collars, enhanced swaps, and purchased and sold puts using an option pricing model which takes into account market volatility, market prices, contract parameters, and credit risk. Due to unavailability of observable volatility data input for these instruments, we have determined that their fair value measurements are categorized as Level 3. Derivative instruments are discounted using a rate that incorporates our nonperformance risk for derivative liabilities, and our counterparties’ credit risk for derivative assets. Our derivative contracts have been executed with the institutions that are parties to our revolving credit facility. We believe the credit risks associated with all of these institutions are acceptable.

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

Our proved reserve information included in this report is based on estimates prepared by Cawley, Gillespie & Associates, Inc. and Ryder Scott Company, L.P. each independent petroleum engineers, and our engineering staff. The independent petroleum engineers evaluated approximately 89% of the estimated future net revenues of our proved reserves discounted at 10% as of December 31, 2014. We continually make revisions to reserve estimates throughout the year as additional information becomes available.

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

•
Full cost ceiling limitation. Under the full cost method, the net capitalized costs of oil and natural gas properties recorded on our consolidated balance sheets cannot exceed the estimated future net revenues discounted at 10% plus the cost of unproved properties not being amortized. The ceiling calculation requires that prices and costs used to determine the estimated future net revenues exclude escalations based upon future conditions. If commodity prices remain at their current depressed levels, the average prices used in the ceiling calculation will decline and will likely cause potential write-downs of our oil and natural gas properties. Furthermore, if we have downward revisions to our estimated reserve quantities, it is possible that write-downs could occur in the future as well.

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

Recent accounting pronouncements
See “Note 1—Nature of operations and summary of significant accounting policies” in Item 8. Financial Statements and Supplementary Data of this report for a discussion of recently adopted and issued accounting standards. Additionally, we are monitoring the joint standard-setting efforts of the Financial Accounting Standards Board and International Accounting Standards Board. There are a number of pending accounting standards being targeted for completion in 2015 and beyond, including, but not limited to, standards relating to accounting for leases, fair value measurements, and financial instruments. Because these pending standards have not yet been finalized, at this time we are not able to determine the potential future impact these standards will have, if any, on our financial position, results of operations or cash flows.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our senior secured revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration, and development activities. Based on our production for the year ended December 31, 2014, our gross revenues from commodity sales would change approximately $7.5 million for each $1.00 change in oil and NGL prices and $2.1 million for each $0.10 change in natural gas prices.
To mitigate a portion of our exposure to fluctuations in commodity prices, we enter into various types of derivative instruments, including commodity price swaps, costless collars, put options, and basis protection swaps. We do not apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as non-hedge derivative gains (losses) in the consolidated statements of operations. This can have a significant impact on our results of operations due to the volatility of the underlying commodity prices. Please see “Note 13—Commitments and contingencies” in Item 8. Financial Statements and Supplementary Data of this report for further discussion of our derivative instruments.
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

Our outstanding oil derivative instruments as of December 31, 2014, are summarized below:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Sold puts	Purchased puts	Sold calls	Average Premium

January - March 2015
Swaps	150	$98.33	$—	$—	$—	—
Swaps with deferred premium (1)	1,535	$93.27	$—	$—	$—	$14.13
April - June 2015
Swaps	150	$96.60	$—	$—	$—	$—
Swaps with deferred premium (1)	1,583	$93.29	$—	$—	$—	$14.12
July - September 2015
Swaps	150	$95.12	$—	$—	$—	$—
Swaps with deferred premium (1)	1,470	$92.55	$—	$—	$—	$13.99
October - December 2015
Swaps	150	$94.03	$—	$—	$—	$—
Swaps with deferred premium (1)	1,470	$92.55	$—	$—	$—	$13.99
January - March 2016
Three-way collars	60	$—	$84.00	$92.00	$101.01	$—
Enhanced swaps (2)	960	$92.98	$80.50	$—	$—	$—
Purchased puts (2)	960	$—	$—	$60.00	$—	$5.54
April - June 2016
Three-way collars	60	$—	$84.00	$92.00	$101.01	$—
Enhanced swaps (2)	960	$92.98	$80.50	$—	$—	$—
Purchased puts (2)	960	$—	$—	$60.00	$—	$5.54
July - September 2016
Three-way collars	60	$—	$84.00	$92.00	$101.01	$—
Enhanced swaps (2)	900	$92.91	$80.53	$—	$—	$—
Purchased puts (2)	900	$—	$—	$60.00	$—	$5.54
October - December 2016
Three-way collars	60	$—	$84.00	$92.00	$101.01	$—
Enhanced swaps (2)	900	$92.91	$80.53	$—	$—	$—
Purchased puts (2)	900	$—	$—	$60.00	$—	$5.54
____________

(1)
Prior to December 8, 2014, we had outstanding swaps scheduled to mature in 2015 for 5,548,000 barrels of crude oil production that had an associated sold put at $80/barrel and a purchased put at $60/barrel. We also had outstanding swaps scheduled to mature in 2015 for 510,000 barrels of crude oil production that had an associated sold put at $80/barrel and no associated purchased put. On December 8, 2014, we entered into offsetting positions to the sold put and purchased put legs of the swaps described above, effectively terminating those puts and ending with a swap on the associated volumes. Payment of $83,951 for the premiums on the offsetting positions has been deferred until 2015 to coincide with the maturity of the swaps. Premiums of $1,220 were also deferred on the initial $60 purchased puts that are now offset. This results in a total of $85.2 million or between $13.99 and $14.13 per barrel in deferred premiums. As a result of offsetting the puts and deferring payment, we now have 6,058,000 barrels of crude oil production hedged in 2015 at an effective price of $78.86/barrel.

(2)
Total premiums of $20,609 for the purchased puts were paid at contract inception in December 2014. Excluding the premiums and utilizing an average NYMEX strip price of $62.63 for 2016 as of December 31, 2014, the average realized price from our 3,720,000 barrels of hedged production that have associated sold puts and purchased puts is $75.05/barrel. In the event of further declines in crude oil prices below $60.00/barrel, the purchase of these put options allows us to establish a floor on the realized price for these hedged volumes of $72.42/barrel.

Our outstanding natural gas derivative instruments as of December 31, 2014, are summarized below:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu

January - March 2015
Natural gas swaps	4,670	$4.34
Natural gas basis protection swaps	3,600	$0.24
April - June 2015
Natural gas swaps	4,140	$4.11
Natural gas basis protection swaps	3,600	$0.24
July - September 2015
Natural gas swaps	5,320	$4.13
Natural gas basis protection swaps	3,600	$0.24
October - December 2015
Natural gas swaps	5,640	$4.21
Natural gas basis protection swaps	3,600	$0.24
January - March 2016
Natural gas swaps	4,050	$4.29
Natural gas basis protection swaps	2,100	$0.36
April - June 2016
Natural gas swaps	3,450	$4.10
Natural gas basis protection swaps	2,100	$0.36
July - September 2016
Natural gas swaps	3,450	$4.13
Natural gas basis protection swaps	2,100	$0.36
October - December 2016
Natural gas swaps	3,450	$4.19
Natural gas basis protection swaps	2,100	$0.36

Subsequent to December 31, 2014, we entered into the following derivative instruments:

	Natural gas swaps
	Volume BBtu	Weighted average fixed price to be received
1Q 2015	60	$2.85
2Q 2015	460	2.85
3Q 2015	100	2.98
4Q 2015	120	3.07
1Q 2016	1,330	3.35
2Q 2016	1,780	3.22
3Q 2016	1,990	3.28
4Q 2016	1,890	3.41
1Q 2017	3,990	3.73
2Q 2017	3,450	3.52
3Q 2017	3,430	3.58
4Q 2017	3,180	3.71
1Q 2018	2,390	3.98
2Q 2018	2,010	3.68
3Q 2018	1,960	3.74
4Q 2018	1,890	3.90
	30,030	$3.60

On March 26, 2015, we entered into early settlements of certain oil and natural gas derivative contracts originally scheduled to settle between 2015 to 2017 covering 495,000 barrels of oil and 12,280 Bbtu of natural gas for net proceeds of $15.4 million.We entered into these early settlements in order to maintain compliance with the hedging limits imposed by covenants under our senior secured credit facility.
Interest rates. All of the outstanding borrowings under our senior secured revolving facility as of December 31, 2014 are subject to market rates of interest as determined from time to time by the banks. We may designate borrowings under our senior secured revolving credit facility as either ABR loans or Eurodollar loans. ABR loans bear interest at a fluctuating rate that is linked to the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in the senior secured revolving credit facility, plus 1/2 of 1%, or (3) the Adjusted LIBO rate, as defined in our senior secured revolving credit facility, plus 1%. Eurodollar loans bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $650.0 million, equal to our borrowing base at December 31, 2014, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $6.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of independent registered public accounting firm
Board of Directors
Chaparral Energy, Inc.
We have audited the accompanying consolidated balance sheets of Chaparral Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chaparral Energy, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/S/ Grant Thornton LLP

Oklahoma City, Oklahoma
March 31, 2015

Chaparral Energy, Inc. and subsidiaries
Consolidated balance sheets

	December 31,
(dollars in thousands, except per share data)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$31,492	$48,595
Accounts receivable, net	98,444	96,515
Inventories, net	25,557	16,137
Prepaid expenses	4,484	3,998
Derivative instruments	179,921	2,152
Deferred income taxes	—	9,260
Total current assets	339,898	176,657
Property and equipment—at cost, net	66,561	69,426
Oil and natural gas properties, using the full cost method:
Proved	3,735,817	3,258,661
Unevaluated (excluded from the amortization base)	288,425	321,477
Accumulated depreciation, depletion, amortization and impairment	(1,701,851)	(1,470,090)
Total oil and natural gas properties	2,322,391	2,110,048
Derivative instruments	71,710	6,403
Other assets	31,256	35,348
	$2,831,816	$2,397,882

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries Consolidated balance sheets—continued

	December 31,
(dollars in thousands, except per share data)	2014	2013
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$191,957	$134,811
Accrued payroll and benefits payable	21,654	24,246
Accrued interest payable	24,106	24,225
Revenue distribution payable	24,467	25,138
Current maturities of long-term debt and capital leases	5,377	5,334
Derivative instruments	77	8,234
Deferred income taxes	60,728	—
Total current liabilities	328,366	221,988
Long-term debt and capital leases, less current maturities	1,628,425	1,557,528
Stock-based compensation	3,131	4,942
Asset retirement obligations	43,277	53,305
Deferred income taxes	116,759	62,855
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $0.01 par value, 10,000,000 shares authorized and 364,896 and 70,117 shares issued and outstanding at December 31, 2014 and 2013, respectively	4	—
Class B Common stock, $0.01 par value, 10,000,000 shares authorized and 344,859 and 357,882 shares issued and outstanding at December 31, 2014 and 2013, respectively	3	4
Class C Common stock, $0.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding	2	2
Class D Common stock, $0.01 par value, 10,000,000 shares authorized and nil and 279,999 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	3
Class E Common stock, $0.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding	5	5
Class F Common stock, $0.01 par value, 1 share authorized, issued, and outstanding	—	—
Class G Common stock, $0.01 par value, 3 shares authorized and 2 and 3 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Additional paid in capital	429,678	424,377
Retained earnings	282,166	72,873
	711,858	497,264
	$2,831,816	$2,397,882
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of operations

	Year ended December 31,
(in thousands)	2014	2013	2012
Revenues:
Commodity sales	$681,557	$591,674	$509,503
Gain from oil hedging activities	—	37,134	46,746
Total revenues	681,557	628,808	556,249
Costs and expenses:
Lease operating	149,903	139,771	130,960
Production taxes	28,305	33,266	32,003
Depreciation, depletion and amortization	245,908	192,426	169,307
Loss on impairment of other assets	—	3,490	2,000
General and administrative	53,414	53,883	49,812
Total costs and expenses	477,530	422,836	384,082
Operating income	204,027	205,972	172,167
Non-operating income (expense):
Interest expense	(104,241)	(96,876)	(98,402)
Non-hedge derivative gains (losses)	231,320	(21,635)	49,685
Loss on extinguishment of debt	—	—	(21,714)
Other income	2,630	1,075	504
Net non-operating income (expense)	129,709	(117,436)	(69,927)
Income before income taxes	333,736	88,536	102,240
Income tax expense	124,443	32,849	37,837
Net income	$209,293	$55,687	$64,403
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of comprehensive income

	Year ended December 31,
(in thousands)	2014	2013	2012
Net income	$209,293	$55,687	$64,403
Other comprehensive loss
Reclassification adjustment for hedge gains included in gain from oil hedging activities in the consolidated statements of operations	—	(37,134)	(46,746)
Income tax benefit related to other comprehensive loss	—	13,911	18,123
Other comprehensive loss, net of tax	—	(23,223)	(28,623)
Comprehensive income	$209,293	$32,464	$35,780

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of stockholders’ equity

(dollars in thousands)	Common stock		Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total
	Shares	Amount
Balance at January 1, 2012	1,418,208	$14	$419,370	$(47,217)	$51,846	$424,013
Restricted stock issuances	17,494	—	—	—	—	—
Restricted stock forfeited	(14,199)	—	—	—	—	—
Restricted stock repurchased	(1,469)	—	—	—	—	—
Stock-based compensation	—	—	3,064	—	—	3,064
Net income	—	—	—	64,403	—	64,403
Other comprehensive income, net of tax	—	—	—	—	(28,623)	(28,623)
Balance at December 31, 2012	1,420,034	14	422,434	17,186	23,223	462,857
Restricted stock issuances	8,056	—	—	—	—	—
Restricted stock forfeited	(4,905)	—	—	—	—	—
Restricted stock repurchased	(1,025)	—	—	—	—	—
Stock-based compensation	—	—	1,943	—	—	1,943
Net income	—	—	—	55,687	—	55,687
Other comprehensive loss, net of tax	—	—	—	—	(23,223)	(23,223)
Balance at December 31, 2013	1,422,160	14	424,377	72,873	—	497,264
Restricted stock issuances	15,278	—	—	—	—	—
Restricted stock forfeited	(11,497)	—	—	—	—	—
Restricted stock repurchased	(2,025)	—	—	—	—	—
Stock-based compensation	—	—	5,301	—	—	5,301
Net income	—	—	—	209,293	—	209,293
Balance at December 31, 2014	1,423,916	$14	$429,678	$282,166	$—	$711,858
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of cash flows

	Year ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities
Net income	$209,293	$55,687	$64,403
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	245,908	192,426	169,307
Loss on impairment of other assets	—	3,490	2,000
Deferred income taxes	123,891	31,734	37,719
Gain on hedge reclassification adjustments	—	(37,134)	(46,746)
Non-hedge derivative (gains) losses	(231,320)	21,635	(49,685)
Loss on extinguishment of debt	—	—	21,714
Net gain on sale of assets	(2,152)	(670)	(149)
Other	4,294	4,418	5,186
Change in assets and liabilities
Accounts receivable	4,692	(21,216)	(12,502)
Inventories	(5,516)	(5,923)	(2,304)
Prepaid expenses and other assets	(750)	(1,299)	38
Accounts payable and accrued liabilities	(24,652)	9,977	3,988
Revenue distribution payable	(671)	6,986	(2,648)
Stock-based compensation	894	3,942	1,679
Net cash provided by operating activities	323,911	264,053	192,000
Cash flows from investing activities
Expenditures for property, plant, and equipment	(685,459)	(491,022)	(506,787)
Acquisition of a business	—	(153,858)	—
Proceeds from asset dispositions	291,429	111,246	46,246
Settlement of non-hedge derivative instruments	2,417	19,113	37,274
Derivative premiums paid and other	(20,609)	(601)	21
Net cash used in investing activities	(412,222)	(515,122)	(423,246)
Cash flows from financing activities
Proceeds from long-term debt	302,115	297,797	208,561
Repayment of long-term debt	(228,594)	(52,100)	(183,482)
Proceeds from Senior Notes	—	—	556,750
Repayment of Senior Notes	—	—	(325,000)
Proceeds from sale and leaseback of assets	—	24,500	—
Principal payments under capital lease obligations	(2,313)	(352)	(10)
Payment of debt issuance costs and other financing fees	—	—	(14,516)
Payment of debt extinguishment costs	—	—	(15,827)
Net cash provided by financing activities	71,208	269,845	226,476
Net (decrease) increase in cash and cash equivalents	(17,103)	18,776	(4,770)
Cash and cash equivalents at beginning of period	48,595	29,819	34,589
Cash and cash equivalents at end of period	$31,492	$48,595	$29,819
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
The more significant areas requiring use of assumptions, judgments and estimates on our consolidated financial statements include: quantities of proved oil and natural gas reserves; cash flow estimates used in impairment tests of other long-lived assets; depreciation, depletion and amortization; asset retirement obligations; estimates of our stock-based compensation awards, assigning fair value and allocating purchase price in connection with business combinations; valuation allowances associated with deferred income taxes; valuation of derivative instruments; and accrued revenue and related receivables. Although management believes these estimates are reasonable, actual results could significantly differ from these estimates.
Reclassifications
Certain reclassifications have been made to prior period financial statements to conform to current period presentation. The reclassifications had no effect on our previously reported results of operations.
Cash and cash equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of December 31, 2014, cash with a recorded balance totaling $27,802 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.
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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

We write off accounts receivable when they are determined to be uncollectible. Recovered amounts previously written off are offset against the allowance and reduce expense in the year of recovery. Accounts receivable consisted of the following at December 31:

	2014	2013
Joint interests	$30,648	$31,335
Accrued commodity sales	45,667	60,768
Derivative settlements	19,678	4,616
Production tax credits	2,031	694
Other	707	698
Allowance for doubtful accounts	(287)	(1,596)
	$98,444	$96,515
Inventories
Inventories are comprised of equipment used in developing oil and natural gas properties and oil and natural gas product inventories. Equipment inventory is carried at the lower of cost or market using the average cost method. Oil and natural gas product inventories are stated at the lower of production cost or market. Inventories are shown net of a provision for obsolescence, commensurate with known or estimated exposure, which is reflected in the valuation allowance disclosed below. Inventories consisted of the following at December 31:

	2014	2013
Equipment inventory	$24,169	$13,657
Oil and natural gas inventory	2,575	3,186
Inventory valuation allowance	(1,187)	(706)
	$25,557	$16,137
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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

The costs of unevaluated oil and natural gas properties are excluded from amortization until the properties are evaluated. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Work in progress costs are included in unevaluated oil and natural gas properties and as of December 31, 2014, include $190,356 of capital costs incurred for undeveloped acreage, $72,046 for the construction of CO2 delivery pipelines and facilities for which there are no reserves, and $26,023 for wells and facilities in progress pending determination. As of December 31, 2013, work in progress costs included $196,227 of capital costs incurred for undeveloped acreage, $115,828 for the construction of CO2 delivery pipelines and facilities for which there are no reserves, and $9,422 for wells and facilities in progress pending determination.
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
Our estimates of oil and natural gas reserves as of December 31, 2014, 2013, and 2012 were prepared using an average price for oil and natural gas based upon the first day of each month for the prior twelve months as required by the Securities Exchange Commission (“SEC”). As of December 31, 2014, the cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties, and no ceiling test impairment was recorded.
A decline in oil and natural gas prices subsequent to December 31, 2014 could result in ceiling test write-downs in future periods. Due to the substantial decline of commodity prices during the third and fourth quarters of 2014, which have remained low during the first quarter of 2015, we anticipate that we will have a ceiling test write-down during 2015. The amount of any future impairment is difficult to predict, and will depend on the average oil and natural gas prices during each period, the incremental proved reserves added during each period, and additional capital spent.
Impairment of long-lived assets
Impairment losses are recorded on property and equipment used in operations and other long-lived assets held and used when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Impairment is measured based on the excess of the carrying amount over the fair value of the asset. Impairment losses are also recorded on assets classified as held for sale when there is an excess of carrying value over fair value less costs to sell.
We recorded impairment losses of $3,490 and $1,500 related to certain of our drilling rigs during the years ended December 31, 2013 and 2012, respectively. The drilling rigs were previously classified as held for sale but were reclassified to property and equipment in late 2013 when the ultimate disposal became uncertain. Additionally, we recognized $500 of impairment losses during 2012 related primarily to drill pipe held and used. Our impairment losses are reflected as loss on impairment of other assets in the consolidated statements of operations.
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
If applicable, we would report a liability for tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return, and would recognize interest and penalties related to uncertain tax positions in interest expense. As of December 31, 2014 and 2013, we have not recorded a liability or accrued interest or penalties related to uncertain tax positions.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Tax years beginning with 2011 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.
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
Valuation of business combinations
In connection with a purchase business combination, the acquiring company must record assets acquired and liabilities assumed based on fair values as of the acquisition date. We make various assumptions in estimating the fair values of assets acquired and liabilities assumed. The most significant assumptions are related to the estimated fair values assigned to proved and unproved oil and natural gas properties. To estimate the fair values of these properties, we utilize estimates of oil and natural gas reserves. We make future price assumptions to apply to the estimated reserves quantities acquired and estimate future operating and development costs to arrive at estimates of future net cash flows. For estimated proved reserves, the future net cash flows were discounted using market-based weighted average cost of capital rates determined appropriate at the time of the acquisition. The market-based weighted average cost of capital rates are subject to additional project-specific risking factors. To compensate for the inherent risk of estimating and valuing unproved reserves, the discounted future net cash flows of the unproved reserves were reduced by additional risk-weighting.

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
Environmental liabilities
We are subject to extensive federal, state and local environmental laws and regulations covering discharge of materials into the environment. Because these laws and regulations change regularly, we are unable to predict the conditions and other factors over which we do not exercise control that may give rise to environmental liabilities affecting us. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. As of December 31, 2014 and 2013, we have not accrued for or been fined or cited for any environmental violations which would have a material adverse effect upon our financial position, operating results, or cash flows.
Revenue recognition
Sales of oil, natural gas and NGLs are recorded when title of oil, natural gas and NGL production passes to the customer. Well supervision fees and overhead reimbursements from producing properties are recognized as expense reimbursements from outside interest owners when the services are performed. Sales of products are recognized at the time of delivery of materials.
Gas balancing
In certain instances, the owners of the natural gas produced from a well will select different purchasers for their respective ownership interest in the wells. If one purchaser takes more than its rateable portion of the natural gas, the owners selling to that purchaser will be required to satisfy the imbalance in the future by cash payments or by allowing the other owners to sell more than their share of production. We recognize gas imbalances on the sales method and, accordingly, have recognized revenue on all production delivered to our purchasers. To the extent future reserves exist to enable the other owners to sell more than their rateable share of gas, no liability is recorded for our obligation for natural gas taken by our purchasers which exceeds our ownership interest of the well’s total production. As of December 31, 2014 and 2013, our aggregate imbalance due to under production was approximately 2,005 MMcf and 2,449 MMcf, respectively. As of December 31, 2014 and 2013, our aggregate imbalance due to over production was approximately 1,276 MMcf and 1,553 MMcf, respectively, and a liability for gas imbalances of $1,110 and $1,588, respectively, was included in accounts payable and accrued liabilities.
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
Recently issued accounting pronouncements
In May 2014, the FASB issued authoritative guidance that supersedes previous revenue recognition requirements and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The standard permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. We are currently evaluating the effect the new standard will have on our financial statements and results of operations.
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

	Year ended December 31,
	2014	2013	2012
Net cash provided by operating activities included:
Cash payments for interest	$112,196	$107,122	$103,350
Interest capitalized	(13,491)	(15,995)	(4,437)
Cash payments for interest, net of amounts capitalized	$98,705	$91,127	$98,913
Cash payments for income taxes	$591	641	255
Non-cash investing activities included:
Asset retirement obligation additions and revisions	$7,461	$9,036	$1,079
Oil and natural gas properties acquired through increase in accounts payable and accrued liabilities	$43,971	$27,875	$24,280

Note 3: Acquisitions and divestitures
2014 Divestitures
During 2014, we closed on the sales of four of the five property packages that comprise our plan to divest our assets in Ark-La-Tex, Permian Basin, Gulf Coast, and North Texas. The five packages include: (i) our Fort Worth Basin package located in North Texas; (ii) our Delaware Basin package; (iii) our Central Basin Platform package; (iv) our Ark-La-Tex package; and (v) our Gulf Coast package. In May 2014, we sold our Fort Worth Basin package to Scout Energy Group I, LP, for cash proceeds of $23,702 and we sold our Delaware Basin package to RKI Exploration & Production, LLC for cash proceeds of $124,717. In July 2014, we sold our Ark-La-Tex and Central Basin Platform property packages to RAM Energy, LLC (“RAM”) for cash proceeds of $49,078 and $46,830, respectively. Proceeds from these property packages are net of post-closing adjustments. As these properties did not represent a material portion of our oil and natural gas reserves, individually or in the aggregate, we did not record any gain or loss on the sales and instead, reduced our full cost pool by the amount of the net proceeds without significant alteration to our depletion rate.
In addition to the packages discussed above, we had various other divestitures during the year ended December 31, 2014. These divestitures resulted in cash proceeds of $20,007 from the sale of leasehold interests in the Eagle Ford Formation in Texas and $24,478 from the sale of various other properties predominantly located in Andrews County, Texas, which comprised part of our Permian Basin properties, and Osage County, Oklahoma.
2013 Acquisition and divestitures
Cabot Acquisition. In late 2013, we acquired additional oil and natural gas properties consisting of approximately 131,000 (66,000 net) acres in the Panhandle Marmaton play from Cabot Oil & Gas Corporation for approximately $153,858, net of pre-closing purchase price adjustments and subject to post closing adjustments (the “Cabot Acquisition”). The Cabot Acquisition expanded our presence in the Panhandle Marmaton play, adding oil and natural gas reserves and production to our existing asset base in this area.
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
Divestitures. During 2013, we sold various oil and natural gas properties for total cash proceeds of approximately $109,710. These included properties in Creek, Love and Carter counties, Oklahoma, that were sold for approximately $61,440 and properties in Texas County, Oklahoma, that were sold for approximately $17,800. In accordance with the full cost method of accounting, we reduced our full cost pool by the amount of the net proceeds and did not record a gain or loss on the sale.
2012 Acquisition and divestitures
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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 4: Property and equipment
Major classes of property and equipment consist of the following at December 31:

	2014	2013
Furniture and fixtures	$2,488	$2,405
Automobiles and trucks	13,721	14,053
Machinery and equipment	57,922	67,337
Office and computer equipment	18,305	14,452
Building and improvements	29,322	26,798
	121,758	125,045
Less accumulated depreciation and amortization	64,310	64,350
	57,448	60,695
Land	9,113	8,731
	$66,561	$69,426
Property and equipment leased under capital leases, which are included in the above amounts, consist of the following at December 31:

	2014	2013
Office and computer equipment	$1,926	$1,926
Machinery and equipment	642	642
	2,568	2,568
Less accumulated depreciation and amortization	2,368	2,305
	$200	$263

Note 5: Long-term debt
As of the dates indicated, long-term debt consists of the following:

	December 31,
	2014	2013
9.875% Senior Notes due 2020, net of discount of $4,861 and $5,444, respectively	$295,139	$294,556
8.25% Senior Notes due 2021	400,000	400,000
7.625% Senior Notes due 2022, including premium of $4,869 and $5,719, respectively	554,869	555,719
Senior secured revolving credit facility	347,000	272,000
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 2.54% to 5.46%, due August 2021 through December 2028; collateralized by real property	10,705	11,202
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.85% to 5.95%, due January 2015 through February 2018; collateralized by automobiles, machinery and equipment	4,252	5,235
Capital lease obligations	21,837	24,150
	1,633,802	1,562,862
Less current maturities	5,377	5,334
	$1,628,425	$1,557,528

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Maturities of long-term debt and capital leases, excluding premiums or discounts on our senior notes, are as follows as of December 31, 2014:

2015	$5,377
2016	4,409
2017	350,600
2018	3,302
2019	12,328
2020 and thereafter	1,257,778
$1,633,794
Senior Notes
The senior notes, which, as of December 31, 2014, include our 9.875% senior notes due 2020, our 8.25% senior notes due 2021, and our 7.625% senior notes due 2022 (collectively, our “Senior Notes”) are our senior unsecured obligations, rank equally in right of payment with all of our existing and future senior debt, and rank senior to all of our existing and future subordinated debt. The Senior Notes are redeemable, in whole or in part, prior to their maturity at redemption prices specified in the indentures, plus accrued and unpaid interest to the date of redemption.
Interest on the Senior Notes is payable semi-annually, and the principal is due upon maturity. Certain of the Senior Notes were issued at a discount or a premium which is amortized to interest expense over the term of the respective series of Senior Notes. Net amortization of the (premium) discount was $(268), $(387), and $439 during the years ended December 2014, 2013 and 2012, respectively.
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
The initial borrowing base on our senior secured revolving credit facility for 2014 was $600,000. On May 19, 2014, we entered into a Limited Consent and Fourteenth Amendment to our senior secured revolving credit facility which imposed a series of automatic borrowing base reductions as the divestitures of our oil and natural gas properties were completed (see Note 3—Acquisitions and divestitures). As a result of two divestitures that closed during the second quarter and two additional divestitures that closed in July 2014, our borrowing base was reduced to $484,500 effective July 18, 2014. Our semiannual redetermination, effective November 5, 2014, increased our borrowing base to $650,000. Our lenders have completed the semi-annual borrowing base redetermination originally scheduled for May 1, 2015, which has resulted in a decrease of our borrowing base to $550,000 to be effective on April 1, 2015.
Amounts borrowed under our senior secured revolving credit facility are subject to varying rates of interest based on (1) the total outstanding borrowings in relation to the borrowing base (the “utilization percentage”) and (2) whether we elect to borrow at the Eurodollar rate or the Alternate Base Rate (“ABR”). The entire balance outstanding at December 31, 2014 was subject to the Eurodollar rate.
The Eurodollar rate is computed at the Adjusted LIBO Rate, defined as the rate applicable to dollar deposits in the London interbank market with a maturity comparable to the interest period (one, two, three or six months, selected by us) times a Statutory Reserve Rate multiplier, as defined in our senior secured revolving credit facility, plus a margin that varies depending on our utilization percentage. During 2014, the applicable margin varied from 1.75% to 2.00%. Interest payments on Eurodollar borrowings are due the last day of the interest period, if shorter than 3 months or every 3 months.
Interest on loans subject to the ABR is computed as the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in our senior secured revolving credit facility, plus 0.50%, or (3) the Adjusted LIBO Rate, as defined in our senior secured revolving credit facility, plus 1.00%, plus a margin that varies depending on our utilization percentage. We did not have loans subject to the ABR during 2014.
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
Our senior secured revolving credit facility, as amended, also has certain negative and affirmative covenants that require, among other things, maintaining a Current Ratio, as defined in our senior secured revolving credit facility, of not less than 1.0 to 1.0 and a Consolidated Net Debt to Consolidated EBITDAX ratio, as defined in our senior secured revolving credit facility, of not greater than 4.50 to 1.0 for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarter. We believe we were in compliance with all covenants under our senior secured revolving credit facility as of December 31, 2014.
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
We have negotiated an amendment to our senior secured revolving credit facility (the “Fifteenth Amendment”) to be effective April 1, 2015. Among other things, the Fifteenth amendment will replace the Consolidated Net Debt to Consolidated EBITDAX covenant described above with a covenant based on the ratio of Consolidated Net Secured Debt to Consolidated EBITDAX, as defined in the amendment. Under this covenant, we are required to maintain a ratio of Consolidated Net Secured Debt to Consolidated EBITDAX no greater than 2.25 to 1.0 for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarter. For the same applicable periods, the Fifteenth Amendment also requires us to maintain an Interest Coverage Ratio, as defined in the amendment, of no less than 2.00 to 1.00. Under the Fifteenth Amendment, we are allowed to incur an additional $300,000 in Additional Permitted Debt, as revised in the amendment to now include both secured and unsecured debt.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Debt issuance costs
The costs that we incur to issue debt includes underwriting and other professional  fees. These costs are initially capitalized and are included in “Other assets” in the consolidated balance sheets. The balance of unamortized issuance costs was $20,937 and  $23,273 as of December 31, 2014 and 2013, respectively. These costs are amortized as a charge to interest expense using the effective interest method. We recorded amortization of $2,335, $2,197 and $1,694 for the years ended December 31, 2014, 2013 and 2012, respectively.
Capital leases
In 2013, we entered into lease financing agreements with U.S. Bank National Association for $24,500 through the sale and subsequent leaseback of existing compressors owned by us. The carrying value of these compressors is included in our oil and gas full cost pool. The lease financing obligations are for 84-month terms and include the option to purchase the equipment for a specified price at 72 months as well as an option to purchase the equipment at the end of the lease term for its then-current fair market value. Lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.8%. Minimum lease payments are $3,181 annually.

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
We enhance the value of certain oil swaps by combining them with sold puts or put spread contracts. Sold puts require us to make a payment to the counterparty if the market price is below the put strike price at the settlement date. If the market price is greater than the sold put price, the result is the same as it would have been with a swap contract only. A put spread is a combination of a sold put and a purchased put. If the market price falls below the purchased put option price, we will pay the spread between the sold put option price and the purchased put option price from the counterparty. The use of a sold put allows us to receive an above-market swap price while the purchased put provides a measure of downside protection. A put spread may also be constructed by entering into separate sold put and purchased put contracts.
Put options may be purchased from the counterparty by paying a cash premium at the time the put options are purchased or deferring payment until the put options settle. If the market price is below the put strike price at the settlement date, we will receive a payment from the counterparty. Purchased put options are designed to provide a fixed price floor in an environment where prices have declined. In such an environment, put options may also be purchased to offset the downside from sold puts that are originally associated with enhanced swaps or three-way collars. The fair value of our put options include any deferred premiums that are payable under the contract.

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
We enter into crude oil derivative contracts for a portion of our natural gas liquids production. The following table summarizes our crude oil derivatives outstanding as of December 31, 2014:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Sold puts	Purchased puts	Sold calls	Average Premium
2015
Swaps	600	$96.02	$—	$—	$—	$—
Swaps with deferred premium (1)	6,058	$92.92	$—	$—	$—	$14.06
2016
Three-way collars	240	$—	$84.00	$92.00	$101.01	$—
Enhanced swaps (2)	3,720	$92.94	$80.52	$—	$—	$—
Purchased puts (2)	3,720	$—	$—	$60.00	$—	$5.54
____________

(1)
Prior to December 8, 2014, we had outstanding swaps scheduled to mature in 2015 for 5,548,000 barrels of crude oil production that had an associated sold put at $80/barrel and a purchased put at $60/barrel. We also had outstanding swaps scheduled to mature in 2015 for 510,000 barrels of crude oil production that had an associated sold put at $80/barrel and no associated purchased put. On December 8, 2014, we entered into offsetting positions to the sold put and purchased put legs of the swaps described above, effectively terminating those puts and ending with a swap on the associated volumes. Payment of $83,951 for the premiums on the offsetting positions has been deferred until 2015 to coincide with the maturity of the swaps. Premiums of $1,220 were also deferred on the initial $60 purchased puts that are now offset. This results in a total of $85,171 or $14.06 per barrel of deferred premiums related to the above 6,058,000 barrels of crude oil. As a result of offsetting the puts and deferring payment, we now have the above 6,058,000 barrels of crude oil production hedged in 2015 at an effective price of $78.86/barrel.

(2)
Total premiums of $20,609 for the purchased puts were paid at contract inception in December 2014. Excluding the premiums and utilizing an average NYMEX strip price of $62.63 for 2016 as of December 31, 2014, the average realized price from our 3,720,000 barrels of hedged production that have associated sold puts and purchased puts is $75.05/barrel. In the event of further declines in crude oil prices below $60.00/barrel, the purchase of these put options allows us to establish a floor on the realized price for these hedged volumes of $72.42/barrel.

The following tables summarize our natural gas derivative instruments outstanding as of December 31, 2014:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu
2015
Natural gas swaps	19,770	$4.20
Natural gas basis protection swaps	14,400	$0.24
2016
Natural gas swaps	14,400	$4.18
Natural gas basis protection swaps	8,400	$0.36

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

On March 26, 2015, we entered into early settlements of certain oil and natural gas derivative contracts originally scheduled to settle between 2015 to 2017 covering 495,000 barrels of oil and 12,280 Bbtu of natural gas for net proceeds of $15,395 in order to maintain compliance with the hedging limits imposed by covenants under our senior secured credit facility. We were in compliance with the aforementioned hedging limits as of March 31, 2015.
Effect of derivative instruments on the consolidated balance sheets
All derivative financial instruments are recorded on the consolidated balance sheets at fair value. See “Note 7—Fair value measurements” for additional information. The estimated fair values of derivative instruments are provided below. The carrying amounts of these instruments are equal to the estimated fair values.

	As of December 31, 2014			As of December 31, 2013
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Natural gas swaps	$32,939	$—	$32,939	$1,457	$(3,706)	$(2,249)
Oil swaps	23,465	—	23,465	112	(2,807)	(2,695)
Oil collars	1,175	—	1,175	2,776	(4)	2,772
Oil enhanced swaps	100,724	—	100,724	6,988	(6,212)	776
Oil put options	93,268	—	93,268	74	—	74
Natural gas basis differential swaps	292	(309)	(17)	1,706	(63)	1,643
Total derivative instruments	251,863	(309)	251,554	13,113	(12,792)	321
Less:
Netting adjustments (1)	232	(232)	—	4,558	(4,558)	—
Current portion asset (liability)	179,921	(77)	179,844	2,152	(8,234)	(6,082)
	$71,710	$—	$71,710	$6,403	$—	$6,403
___________

(1)
Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty. Positive and negative positions with a counterparty are netted only to the extent that they relate to the same current versus noncurrent classification on the balance sheet.

We discontinued hedge accounting effective April 1, 2010. Net derivative gains (losses) attributable to derivatives previously subject to hedge accounting were deferred through AOCI. As of December 31, 2014, there are no longer any deferred gains in AOCI as all the previously deferred gains (losses) have been reclassified into earnings upon the sale of the hedged production.
Derivative settlements outstanding were as follows at December 31:

	2014	2013
Derivative settlements receivable included in accounts receivable	$19,678	$4,616
Derivative settlements payable included in accounts payable and accrued liabilities	$—	$377
Effect of derivative instruments on the consolidated statements of operations
We discontinued hedge accounting effective April 1, 2010. and have since no longer applied hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as non-hedge derivative gains (losses) in the consolidated statements of operations. Net derivative gains (losses) attributable to derivatives previously subject to hedge accounting were deferred through AOCI and upon settlement, were reclassified from AOCI into gain from oil hedging activities which is a component of total revenues in the consolidated statements of operations. As of December 31, 2013, there are no longer any deferred gains in AOCI as all the previously deferred gains (losses) have been reclassified into earnings upon the sale of the hedged production.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Non-hedge derivative gains (losses) in the consolidated statements of operations are comprised of the following:

	2014	2013	2012
Change in fair value of commodity price swaps	$59,627	$(20,717)	$(8,440)
Change in fair value of collars	(1,597)	(23,459)	21,182
Change in fair value of enhanced swaps and put options	172,533	186	—
Change in fair value of natural gas basis differential contracts	(1,660)	3,242	(331)
Receipts from (payments on) settlement of commodity price swaps	(6,607)	5,122	28,716
Receipts from settlement of collars	7,382	14,548	10,229
Receipts from settlement of commodity enhanced swaps and put options	2,221	—	—
Payments on settlement of natural gas basis differential contracts	(579)	(557)	(1,671)
	$231,320	$(21,635)	$49,685

Note 7: Fair value measurements
Recurring fair value measurements
Our financial instruments recorded at fair value on a recurring basis consist of commodity derivative contracts (see “Note 6—Derivative instruments”). We have no Level 1 assets or liabilities as of December 31, 2014 or December 31, 2013. Our derivative contracts classified as Level 2 as of December 31, 2014 and December 31, 2013 consist of commodity price swaps and basis protection swaps, which are valued using an income approach. Future cash flows from the derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at the LIBOR swap rate.
As of December 31, 2014 and December 31, 2013, our derivative contracts classified as Level 3 consisted of three-way collars, enhanced swaps, sold puts and purchased puts. The fair value of these contracts is developed by a third-party pricing service using a proprietary valuation model, which we believe incorporates the assumptions that market participants would have made at the end of each period. Observable inputs include contractual terms, published forward pricing curves, and yield curves. Significant unobservable inputs are implied volatilities. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. We review these valuations and the changes in the fair value measurements for reasonableness.The fair value of our derivative instruments include a measure of our own nonperformance risk for derivative liabilities or that of our counterparties for derivative assets.
The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of December 31, 2014			As of December 31, 2013
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$56,696	$(309)	$56,387	$3,275	$(6,576)	$(3,301)
Significant unobservable inputs (Level 3)	195,167	—	195,167	9,838	(6,216)	3,622
Netting adjustments (1)	(232)	232	—	(4,558)	4,558	—
	$251,631	$(77)	$251,554	$8,555	$(8,234)	$321
___________

(1)
Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty. Positive and negative positions with a counterparty are netted on the balance sheet only to the extent that they relate to the same current versus noncurrent classification.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Changes in the fair value of net commodity derivatives classified as Level 3 in the fair value hierarchy at December 31, 2014 and 2013 were:

Net derivative assets	2014	2013
Beginning balance	$3,622	$26,231
Realized and unrealized gains (losses) included in non-hedge derivative (losses) gains	180,539	(8,725)
Purchases	20,609	664
Settlements received	(9,603)	(14,548)
Ending balance	$195,167	$3,622
Gains relating to instruments still held at the reporting date included in non-hedge derivative gains for the period	$169,442	$3,177
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
Asset retirement obligations. Additions to the asset and liability associated with our asset retirement obligations are measured at fair value on a nonrecurring basis. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the years ended December 31, 2014 and 2013 were escalated using an annual inflation rate of 2.95% and 2.95%, respectively, and discounted using our credit-adjusted risk-free interest rate of 7.60% and 6.60%, respectively. These estimates may change based upon future inflation rates and changes in statutory remediation rules. See “Note 8—Asset retirement obligations” for additional information regarding our asset retirement obligations.
Impairment of long-lived assets. During the fourth quarter of 2012, we finalized a plan to dispose of three of our owned drilling rigs by sale that we no longer intended to utilize in oil and natural gas production. The estimated fair value related to the impairment assessment for our three drilling rigs no longer in service was primarily based on broker opinion and, therefore, is classified within Level 3 of the fair value hierarchy. During the years ended December 31, 2013 and 2012, we recognized impairment losses of $3,490 and $2,000, respectively, related to our three drilling rigs no longer in service and drill pipe based on broker opinion. No impairment was recognized on our drilling rigs for the year ended December 31, 2014.
Fair value of other financial instruments
Our significant financial instruments, other than derivatives, consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. We believe the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

The carrying value and estimated fair value of our long-term debt at December 31, 2014 and 2013 were as follows:

	December 31, 2014		December 31, 2013
Level 2	Carrying value	Estimated fair value	Carrying value	Estimated fair value
9.875% Senior Notes due 2020	$295,139	$269,091	$294,556	$340,140
8.25% Senior Notes due 2021	400,000	270,000	400,000	437,000
7.625% Senior Notes due 2022	554,869	379,775	555,719	583,275
Senior secured revolving credit facility	347,000	347,000	272,000	272,000
Other secured long-term debt	14,957	14,957	16,437	16,437
	$1,611,965	$1,280,823	$1,538,712	$1,648,852
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
Concentrations of credit risk
Financial instruments which potentially subject us to concentrations of credit risk consist principally of derivative instruments and accounts receivable. Derivative instruments are exposed to credit risk from counterparties. Our derivative contracts are executed with institutions, or affiliates of institutions, that are parties to our senior secured revolving credit facility at the time of execution, and we believe the credit risks associated with all of these institutions are acceptable. We do not require collateral or other security from counterparties to support derivative instruments. Master agreements are in place with each of our derivative counterparties which provide for net settlement in the event of default or termination of the contracts under each respective agreement. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivatives. Our loss is further limited as any amounts due from a defaulting counterparty that is a lender, or an affiliate of a lender, under our senior secured revolving credit facility can be offset against amounts currently due and owing to such counterparty lender under our senior secured revolving credit facility. As of December 31, 2014, the counterparties to our open derivative contracts consisted of ten financial institutions, all ten of which were subject to our rights of offset under our senior secured revolving credit facility.

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

	Offset in the consolidated balance sheets			Gross amounts not offset in the consolidated balance sheets
	Gross assets (liabilities)	Offsetting assets (liabilities)	Net assets (liabilities)	Derivatives (1)	Amounts outstanding under senior secured revolving credit facility	Net amount
As of December 31, 2014
Derivative assets	$251,863	$(232)	$251,631	$—	$(118,430)	$133,201
Derivative liabilities	(309)	232	(77)	—	—	(77)
	$251,554	$—	$251,554	$—	$(118,430)	$133,124
As of December 31, 2013
Derivative assets	$13,113	$(4,558)	$8,555	$(3,484)	$(4,211)	$860
Derivative liabilities	(12,792)	4,558	(8,234)	$3,484	—	(4,750)
	$321	$—	$321	$—	$(4,211)	$(3,890)
___________

(1)
Since positive and negative positions with a counterparty are netted on the balance sheet only to the extent that they relate to the same current versus noncurrent classification, these represent remaining amounts that could have been offset under our master netting agreements.

We did not post additional collateral under any of these contracts as all of our counterparties are secured by the collateral under our senior secured revolving credit facility. Payment on our derivative contracts would be accelerated in the event of a default on our senior secured revolving credit facility. The aggregate fair value of our derivative liabilities subject to acceleration in the event of default was $309 at December 31, 2014.
Accounts receivable are primarily from purchasers of oil and natural gas products, and exploration and production companies who own interests in properties we operate. The industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic, industry or other conditions.
Commodity sales to two purchasers accounted for 23.7% and 14.0% of total commodity sales, excluding the effects of hedging activities, during the year ended December 31, 2014. Commodity sales to two purchasers accounted for 20.1% and 19.1% of total commodity sales, excluding the effects of hedging activities, during the year ended December 31, 2013. Commodity sales to three purchasers accounted for 19.6% and 13.9%, and 12.7% of total commodity sales, excluding the effects of hedging activities, during the year ended December 31, 2012. If we were to lose a purchaser, we believe we could replace them with a substitute purchaser.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 8: Asset retirement obligations
The following table presents the balance and activity of our asset retirement obligations for the years ended December 31, 2014 and 2013.

	For the year ended December 31,
	2014	2013
Beginning balance	$55,179	$49,214
Liabilities incurred and assumed in current period	5,011	2,313
Revisions in estimated cash flows	2,450	6,723
Liabilities settled or disposed in current period	(19,184)	(7,016)
Accretion	3,968	3,945
	47,424	55,179
Less current portion (included in “Accounts payable and accrued liabilities”)	4,147	1,874
	$43,277	$53,305
Liabilities incurred and assumed includes obligations related to new wells drilled and wells acquired during the period. Liabilities settled or disposed for the year ended December 31, 2014 increased significantly primarily due to the divestiture of certain non-strategic oil and natural gas properties sold during 2014 combined with increased plugging and abandoning activity.
We have funds held in escrow that are legally restricted for certain of our asset retirement obligations. The balance of this escrow account was $1,568 and $1,568 at December 31, 2014 and 2013, respectively, and is included in “Other assets” in our consolidated balance sheets. The balance is not intended to reflect our total future financial obligation for the plugging and abandonment of these wells.
See “Note 7—Fair value measurements” for additional information regarding fair value measurements.

Note 9: Income taxes
Income tax expense consists of the following for the years ended December 31:

	2014	2013	2012
Current tax expense
Federal tax benefit	$(22)	$(29)	$(23)
State tax expense	574	1,144	141
Current tax expense	552	1,115	118
Deferred tax expense
Federal tax expense	115,699	30,327	35,579
State tax expense	8,192	1,407	2,140
Deferred tax expense	123,891	31,734	37,719
	$124,443	$32,849	$37,837

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Income tax expense differed from amounts computed by applying the U.S. Federal income tax rate as follows for the years ended December 31:

	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.6%	3.8%	2.1%
Statutory depletion	(0.2)%	(0.7)%	(0.04)%
Valuation allowance	—%	(1.7)%	—%
Other	(0.1)%	0.7%	(0.04)%
Effective tax rate	37.3%	37.1%	37.0%

Components of the deferred tax assets and liabilities are as follows at December 31:

	2014	2013
Deferred tax assets related to
Asset retirement obligations	$12,988	$8,777
Accrued expenses, allowance and other	15,057	14,508
Derivative instruments	—	129
Net operating loss carryforwards
Federal	121,556	124,855
State	15,052	13,350
Statutory depletion carryforwards	3,833	2,867
Alternative minimum tax credit carryforwards	308	308
	168,794	164,794
Less valuation allowance	(10,499)	(10,385)
Deferred tax asset	158,295	154,409
Deferred tax liabilities related to
Derivative instruments	(88,910)	—
Property and equipment	(245,629)	(206,799)
Inventories	(1,243)	(1,205)
Deferred tax liability	(335,782)	(208,004)
Net deferred tax liability	(177,487)	(53,595)
Less net current deferred tax (liability) asset	(60,728)	9,260
Long-term deferred tax liability	$(116,759)	$(62,855)
Approximately $(67,352) and $2,252 of the current deferred tax (liability) asset at December 31, 2014 and 2013, respectively, relates to our short-term derivative instruments. Additionally, the current deferred tax asset (liability) includes an asset of approximately $1,553 and $656 related to asset retirement obligations at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, taxes receivable of $336 and $434, respectively, are included in accounts receivable.
We have federal net operating loss carryforwards of approximately $347,000 at December 31, 2014, which will expire between 2027 and 2034 if unused. At December 31, 2014, we have state net operating loss carryforwards of approximately $386,000, which will expire between 2015 and 2032 if unused. In addition, at December 31, 2014 we had federal percentage depletion carryforwards of approximately $11,000, which are not subject to expiration.
At December 31, 2014, approximately $262,000 of the state net operating loss carryforwards have been reduced by a valuation allowance based on our assessment that it is more likely than not that a portion will not be realized.
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
A summary of our phantom stock and RSU activity during the three years ended December 31, 2014 is presented in the following table:

	Phantom Plan			RSU Plan
	Weighted average grant date fair value	Phantom shares	Vest date fair value	Weighted average grant date fair value	Restricted Stock Units	Vest date fair value
	(per share)			(per share)
Unvested and outstanding at January 1, 2012	$16.37	125,768		$—	—
Granted	$—	—		$17.07	177,026
Vested	$14.38	(26,908)	$431	$—	—	$—
Forfeited	$17.18	(14,096)		$16.80	(25,117)
Unvested and outstanding at December 31, 2012	$16.87	84,764		$17.12	151,909
Granted	$—	—		$12.45	291,253
Vested	$16.20	(21,260)	$273	$17.12	(50,246)	$626
Forfeited	$17.57	(10,342)		$14.27	(67,619)
Unvested and outstanding at December 31, 2013	$17.01	53,162		$13.53	325,297
Granted	$—	—		$8.52	504,752
Vested	$12.61	(22,041)	$212	$13.96	(118,400)	$1,094
Forfeited	$19.95	(7,942)		$9.85	(142,489)
Unvested and outstanding at December 31, 2014	$20.18	23,179		$9.91	569,160
Based on an estimated fair value of $3.83 per phantom share and RSU as of December 31, 2014, the aggregate intrinsic value of the unvested phantom shares and RSUs outstanding was $2,269.

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
Our 2010 Plan allows participants to elect, upon vesting of their Time Vested awards, to have us withhold shares having a fair market value greater than the minimum statutory withholding amounts for income and payroll taxes that would be due with respect to such vested shares. As a result of this provision, the Time Vested awards are classified as liability awards under accounting guidance and remeasured to fair value at the end of each reporting period. The Performance Vested awards are classified as equity awards and are not remeasured to fair value at the end of each reporting period subsequent to grant date.
Effective January 1, 2013, we amended and restated the Performance Vested awards to reflect that: (i) those shares which would vest if CCMP receives net cash proceeds from a Transaction that yields a return of at least 400% per share, or 20% of the Performance Vested awards then outstanding, were removed from the initial Performance Vested awards and an equal number of Time Vested shares were granted effective as of January 1, 2013; and (ii) the remaining number of Performance Vested shares outstanding were reallocated among five targets for vesting. Effective October 1, 2014, we terminated all outstanding grants of Performance Vested awards and issued new grants of Performance Vested awards to reflect that (i) a certain number of shares which would vest if CCMP receives net proceeds from a Transaction that yields a return of at least 350% per share were removed from the initial Performance Vested awards and an equal amount were granted effective as of October 1, 2014, as Time Vested awards; and (ii) the remaining number of shares subject to the previous Performance Vested awards were reallocated among three targets for vesting. These vesting targets will apply for any new grants of Performance Vested awards. As a result of these modifications, vesting requirements for all remaining Performance Vested awards are set at the following levels:

Return on investment target		Shares vested
175%	per share	33%	of shares multiplied by the Vesting Fraction
200%	per share	33%	of shares multiplied by the Vesting Fraction
250%	per share	34%	of shares multiplied by the Vesting Fraction
The modifications above changed the classification of the canceled and reissued awards from equity to liability instruments. The modifications in 2014 and 2013 both resulted in estimated incremental compensation cost of $8,536 and $4,322, which will be recognized over the remaining requisite service period using the accelerated method. Incremental compensation cost is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the modification, and is adjusted for changes in the fair value of the modified awards in each period until the awards are vested or forfeited.
A combined income and market valuation methodology was used to estimate the fair value of our common equity per share. The fair value of the Time Vested awards granted during 2014, 2013, and 2012 was considered to be equal to the estimated fair value of our common equity per share, net of a discount for lack of control of 0% , 0%, and 23% and a discount for lack of marketability of 20%, 17%, and 22%, respectively. A control discount was not applied in 2014 or 2013 pursuant to guidance released by the AICPA in 2013 that discourages incorporating a control premium in the enterprise value used in valuing minority interest securities within an enterprise, except to the extent that such a premium reflects improvements to the business that a market participant would expect under current ownership.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

The Monte Carlo simulation method was used to value the Performance Vested awards. A Monte Carlo simulation allows for the analysis of a complex security through statistical measures applied to a model that is simulated thousands of times to build distributions of potential outcomes. The variables and assumptions used in this calculation were as follows:

	2014			2013			2012
Risk free interest rate	0.25%	to	1.48%	0.16%	to	2.46%	0.25%	to	1.21%
Expected volatility	52%	to	56%	38%	to	39%	42%	to	50%
Expected life			4 years			5 years			6 years
Expected dividends			$—			$—			$—
Our expected volatility was calculated based on the average of the historical stock price volatility and the volatility implicit in the prices of the options or other traded financial instruments of our peer group. Our peer group consisted of the following oil and natural gas exploration and production companies in 2014: Cimarex Energy Co., Denbury Resources, Inc., Jones Energy, Inc., Laredo Petroleum Holdings, Inc., Midstates Petroleum Company, Inc., Pioneer Natural Resources Co., Resolute Energy Corporation, Sandridge Energy, Inc., Whiting Petroleum Corp. and Newfield Exploration Co. Our peer group in 2013 consisted of Cimarex Energy Co., Denbury Resources, Inc., Jones Energy, Inc., Laredo Petroleum Holdings, Inc., Midstates Petroleum Company, Inc., Pioneer Natural Resources Co., Resolute Energy Corporation, Sandridge Energy, Inc., and Whiting Petroleum Corp. Our peer group in 2012 consisted of Berry Petroleum Co., Concho Resources, Inc., Continental Resources, Inc., Denbury Resources, Inc., Laredo Petroleum Holdings, Inc., Pioneer Natural Resources Co., Sandridge Energy, Inc., and Whiting Petroleum Corp.
A summary of our Time and Performance award activity during the three years ended December 31, 2014 is presented in the following table:

	Time Vested			Performance Vested
	Weighted average grant date fair value	Restricted shares	Vest date fair value	Weighted average grant date fair value	Restricted shares
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2012	$680.74	11,585		$298.15	53,098
Granted	$572.70	2,444		$394.00	15,050
Vested	$681.41	(2,673)	$1,980	$—	—
Forfeited	$684.43	(1,875)		$295.96	(12,324)
Unvested and outstanding at December 31, 2012	$651.97	9,481		$298.15	55,824
Granted	$626.02	2,839		$181.59	5,217
Vested	$662.55	(2,509)	$1,556	$—	—
Forfeited	$618.87	(1,734)		$340.23	(3,171)
Modified	$626.00	11,169		$324.47	(11,169)
Unvested and outstanding at December 31, 2013	$634.67	19,246		$307.45	46,701
Granted	$818.50	5,245		$204.90	10,033
Vested	$643.55	(4,951)	$4,118	$—	—
Forfeited	$631.54	(3,045)		$264.54	(8,452)
Modified	$969.00	9,339		$296.69	(9,339)
Unvested and outstanding at December 31, 2014	$791.52	25,834		$292.92	38,943
During 2014, 2013, and 2012, respectively, we repurchased and canceled 2,025, 1,025, and 1,469 vested shares, primarily for tax withholding, and we expect to repurchase approximately 3,000 restricted shares vesting during the next twelve months. Based on an estimated fair value of $533.80 per Time Vested restricted share, the aggregate intrinsic value of the unvested Time Vested restricted shares outstanding was $13,790 as of December 31, 2014.

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

	2014	2013	2012
Stock-based compensation cost	$6,235	$7,819	$4,982
Less: stock-based compensation cost capitalized	(2,346)	(2,345)	(1,917)
Stock-based compensation expense	$3,889	$5,474	$3,065
Recognized tax benefit associated with stock-based compensation	$1,452	$2,031	$1,230
Payments for stock-based compensation were $2,995, $1,533, and $1,386 during 2014, 2013, and 2012, respectively. As of December 31, 2014 and 2013, accrued payroll and benefits payable included $4,830 and $5,081, respectively, for stock-based compensation costs expected to be settled within the next twelve months. Unrecognized stock-based compensation cost of approximately $15,227 as of December 31, 2014 is expected to be recognized over a weighted-average period of 2.5 years.

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

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Summary of changes in common stock
The following is a summary of the changes in our common shares outstanding during the years ended December 31, 2014, 2013 and 2012:

	Common Stock
	Class A	Class B	Class C	Class D	Class E	Class F	Class G	Total
Shares issued at January 1, 2012	66,165	357,882	209,882	279,999	504,276	1	3	1,418,208
Restricted stock issuance	17,494	—	—	—	—	—	—	17,494
Restricted stock repurchased	(1,469)	—	—	—	—	—	—	(1,469)
Restricted stock forfeited	(14,199)	—	—	—	—	—	—	(14,199)
Shares issued at December 31, 2012	67,991	357,882	209,882	279,999	504,276	1	3	1,420,034
Restricted stock issuance	8,056	—	—	—	—	—	—	8,056
Restricted stock repurchased	(1,025)	—	—	—	—	—	—	(1,025)
Restricted stock forfeited	(4,905)	—	—	—	—	—	—	(4,905)
Shares issued at December 31, 2013	70,117	357,882	209,882	279,999	504,276	1	3	1,422,160
Stock transfers(1)	293,023	(13,023)	—	(279,999)	—	—	(1)	—
Restricted stock issuance	15,278	—	—	—	—	—	—	15,278
Restricted stock repurchased	(2,025)	—	—	—	—	—	—	(2,025)
Restricted stock forfeited	(11,497)	—	—	—	—	—	—	(11,497)
Shares issued at December 31, 2014	364,896	344,859	209,882	—	504,276	1	2	1,423,916
 ________________
(1)    In this transaction, Healthcare of Ontario Pension Plan Trust Fund (“HOOPP”) purchased 280,000 shares of Class A common stock converted from Class D and Class G common stock held by CHK Energy Holdings, Inc. (“CHK Energy Holdings”) on January 13, 2014. An additional 15,078 shares of Class A common stock was purchased by HOOPP from various other stockholders of which 13,023 shares were converted from Class B common stock.
Note 12: Retirement benefits
We provide a 401(k) retirement plan for all employees and matched 100% of employee contributions up to 7% of each employee’s gross wages during 2014 and 2013 and matched 6% during 2012. At December 31, 2014, 2013, and 2012, there were 625, 585, and 661 employees, respectively, participating in the plan. Our contribution expense was $3,592, $3,621, and $2,809 for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 13: Commitments and contingencies
Letters of Credit. Standby letters of credit (“Letters”) available under our senior secured revolving credit facility are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had an outstanding amount of $920 and $920 as of December 31, 2014 and 2013, respectively. Interest on each Letter accrues at the lender’s prime rate for all amounts paid by the lenders under the Letters. No amounts were paid by the lenders under the Letters, therefore we paid no interest on the Letters during the years ended December 31, 2014, 2013, or 2012.
Commitments. We have four long-term contracts with four different suppliers to purchase CO2. Contract terms range from 2 to 20 years and provide for renewal or cancellation upon the occurrence of specific future events. Pricing under one of these contracts is fixed. Pricing under two of the contracts varies with the price of oil. The fourth contract provides fixed pricing through 2018 but becomes dependent upon the price of oil in subsequent years. Under this contract, we are obligated to purchase an average of approximately 35 MMcf/d for the remaining contract term or pay for any deficiencies at the price in effect when the minimum delivery was to have occurred. After the first ten contract years, we may permanently reduce up to 100% of our purchase rate with six months’ notice.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

As of December 31, 2014, we were purchasing approximately 68 MMcf/d of CO2, from all sources combined and we expect to purchase between 68 MMcf/d to 71 MMcf/d over the remaining contract terms. Purchases under these contracts were $4,890, $3,849, and $3,860 during 2014, 2013, and 2012, respectively.
Based on current prices, our estimated minimum purchase obligations under our CO2 contracts are as follows:

2015	$2,556
2016	2,436
2017	1,289
2018	1,169
2019	1,196
2020 and thereafter	4,785
$13,431
Operating Leases. We rent equipment used on our oil and natural gas properties and have operating lease agreements for CO2 recycle compressors and office equipment. Rent expense for the years ended December 31, 2014, 2013, and 2012 was $11,088, $8,967, and $8,144, respectively. Our leases relating to office equipment have terms of up to five years. In June 2014, we entered into two non-cancelable operating leases for CO2 recycle compressors at our EOR facilities which expire in 2021.
As of December 31, 2014, total remaining payments associated with our operating leases were:

2015	$1,207
2016	1,200
2017	1,152
2018	1,104
2019	977
2020 and thereafter	1,977
$7,617
Other Contingencies. We have entered into change of control severance agreements under which our officers are entitled to receive certain severance benefits. The severance payment will be paid in equal monthly installments over a period of months as calculated under the terms of the agreement and will be equal to a set multiplier times the sum of (A) the officer’s base salary as in effect immediately prior to their termination date, plus (B) the officer’s bonus for the full year in which the termination date occurred. As of December 31, 2014, the maximum amount payable under these agreements in the event of a change in control that results in our officers being terminated is $10,833.
Litigation and Claims
Naylor Farms, Inc., individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On June 7, 2011, an alleged class action was filed against us in the United States District Court for the Western District of Oklahoma (“Naylor Farms Case”) alleging that we improperly deducted post-production costs from royalties paid to plaintiffs and other royalty interest owners as categorized in the petition from crude oil and natural gas wells located in Oklahoma. The purported class includes non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma.  The plaintiffs have alleged a number of claims, including breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek termination of leases, recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the alleged class. We have responded to the Naylor Farms petition, denied the allegations and raised arguments and defenses. Discovery is ongoing and information and documents continue to be exchanged. The class has not been certified, but the motion for class certification is due in the fourth quarter of 2015.  We are not currently able to estimate a reasonably possible loss or range of loss or what impact, if any, the Naylor Farms Case will have on our financial condition, results of operations or cash flows due to the preliminary status of the matters, the complexity and number of legal and factual issues presented by the matter and uncertainties with respect to, among other things, the nature of the claims and defenses, the potential size of the class, the scope and types of the properties and agreements involved, and the ultimate potential outcome of the matter. Plaintiffs in the Naylor Farms Case have indicated that, if the class is certified, they seek damages in excess of $5,000 which may increase with the

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

passage of time, a majority of which would be comprised of interest. We dispute plaintiffs’ claims, dispute that the case meets the requirements for a class action and are vigorously defending the case.
Amanda Dodson, individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On May 10, 2013, Amanda Dodson (the “Plaintiff”), filed a complaint against us in the District Court of Mayes County, Oklahoma, (“Dodson Case”) with allegation similar to those asserted in the Naylor Farms case related to post-production deductions, and include clams for breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek termination of leases, recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the alleged class.  The alleged class includes non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma.  We have responded to the Dodson petition, denied the allegations and raised a number of affirmative defenses. At this time, a class has not been certified and discovery has not yet commenced.  We are not currently able to estimate a reasonable possible loss or range of loss or what impact, if any, the Dodson Case will have on its financial condition, results of operations or cash flows due to the preliminary status of the matters, the complexity and number of legal and factual issues presented by the matter and uncertainties with respect to, among other things, the nature of the claims and defenses, the potential size of the class, the scope and types of the properties and agreements involved, and the ultimate potential outcome of the matter. We dispute plaintiffs’ claims, dispute that the case meets the requirements for a class action and are vigorously defending the case.
Martha Donelson and John Friend, on behalf of themselves and on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On August 11, 2014, an alleged class action was filed against us, as well as several other operators in Osage County, in the United States District Court for the Northern District of Oklahoma (“Donelson Case”), alleging claims on behalf of the named plaintiffs and all similarly situated Osage County land owners and surface lessees. The Plaintiffs assert claims seeking recovery for trespass, nuisance, negligence and unjust enrichment. Relief sought includes declaring oil and natural gas leases and drilling permits obtained in Osage County without a prior NEPA study void ab initio, removing us from all properties owned by the class members, disgorgement of profits, and compensatory and punitive damages. We have joined in Motions to Dismiss filed by the Defendants.  At this time, a class has not been certified and discovery has yet to begin. As such, we are not yet able to estimate a possible loss, or range of possible loss, if any.  We dispute plaintiffs’ claims, dispute that the case meets the requirements for a class action and are vigorously defending the case.
We are involved in various other legal proceedings including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, personal injury claims, employment claims, and other matters which arise in the ordinary course of business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect any of them individually to have a material effect on our financial condition, results of operations or cash flows.

Note 14: Oil and natural gas activities
Our oil and natural gas activities are conducted entirely in the United States. Costs incurred in oil and natural gas producing activities are as follows for the years ended December 31:

	2014	2013	2012
Property acquisition costs
Proved properties	$3,496	$69,962	$1,108
Unproved properties	84,938	145,853	46,895
Total acquisition costs	88,434	215,815	48,003
Development costs	561,578	376,394	409,429
Exploration costs(1)	90,146	77,507	54,432
Total	$740,158	$669,716	$511,864
 ________________

(1)	Includes $152, $37,344, and $52,188 of EOR costs in 2014, 2013, and 2012, respectively.
Depreciation, depletion, and amortization expense of oil and natural gas properties was $231,761, $179,734, and $154,788 for the years ended December 31, 2014, 2013, and 2012, respectively. The average depreciation, depletion and amortization rate per equivalent unit of production was $21.10, $18.45, and $16.98 for the years ended December 31, 2014, 2013, and 2012, respectively.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Oil and natural gas properties not subject to amortization consist of the cost of unevaluated properties and seismic costs associated with specific unevaluated properties. Of the $288,425 of unproved property costs at 2014 being excluded from the amortization base, $102,860, $122,494, and $62,092 were incurred in 2014, 2013, and 2012, respectively, and $979 was incurred in prior years. We expect to complete our evaluation for the majority of these costs relating to non-EOR properties within the next two to five years.

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

Our oil and natural gas reserves are attributable solely to properties within the United States. A summary of the changes in our quantities of proved oil and natural gas reserves for the three years ended December 31, 2014 are as follows:

	Oil (MBbls)(1)	Natural Gas (MMcf)	Total (MBoe)
Proved developed and undeveloped reserves
Balance at January 1, 2012	100,380	335,280	156,260
Purchase of minerals in place	—	57	9
Sales of minerals in place	(2,694)	(6,608)	(3,795)
Extensions and discoveries	7,117	37,256	13,326
Revisions (2)	3,410	(89,036)	(11,429)
Improved recoveries	842	—	842
Production	(5,812)	(19,834)	(9,118)
Balance at December 31, 2012	103,243	257,115	146,095
Proved developed reserves at January 1, 2012	62,450	226,008	100,118
Proved developed reserves at December 31, 2012	63,956	185,826	94,927
Proved undeveloped reserves at January 1, 2012	37,930	109,272	56,142
Proved undeveloped reserves at December 31, 2012	39,287	71,289	51,169
  ________________

(1)	Includes natural gas liquids.

(2)	The downward revision in our reserves during 2012 was primarily due to a decrease in both oil and natural gas pricing used to estimate the reserves.

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

	Oil (MBbls)	Natural gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBoe)
Proved developed and undeveloped reserves
As of January 1, 2013	92,047	257,115	11,195	146,095
Purchase of minerals in place	3,283	3,618	1,059	4,945
Sales of minerals in place	(5,174)	(9,708)	(324)	(7,116)
Extensions and discoveries	11,556	62,412	3,127	25,085
Revisions (1)	(7,772)	9,735	1,479	(4,671)
Improved recoveries	3,879	—	—	3,879
Production	(5,006)	(20,250)	(1,361)	(9,742)
Balance at December 31, 2013	92,813	302,922	15,175	158,475
Purchase of minerals in place	276	859	55	474
Sales of minerals in place	(8,539)	(79,579)	(1,959)	(23,761)
Extensions and discoveries	12,776	56,159	3,405	25,541
Revisions(1)	(3,356)	(11,957)	1,741	(3,608)
Improved recoveries	13,254	—	—	13,254
Production	(5,977)	(20,648)	(1,564)	(10,982)
Balance at December 31, 2014	101,247	247,756	16,853	159,393
Proved developed reserves:
December 31, 2013	56,360	196,920	11,484	100,664
December 31, 2014	54,862	158,265	11,787	93,027
Proved undeveloped reserves:
December 31, 2013	36,453	106,002	3,691	57,811
December 31, 2014	46,385	89,491	5,066	66,366
  ________________

(1)
The downward revision in our reserves during 2014 was primarily due to removing proved undeveloped reserves that are not expected to be developed within the five-year time frame mandated by the SEC and a decline in the estimated sales margin on natural gas. The downward revision in our reserves during 2013 was primarily due to removing proved undeveloped reserves that are not expected to be developed within the five-year time frame and to negative technical revisions. The 2013 downward revisions were partially offset by positive revisions due to improved pricing of oil and natural gas.

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
The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	For the year ended December 31,
	2014	2013	2012
Future cash flows	$11,275,090	$10,660,532	$9,690,171
Future production costs	(3,605,107)	(3,841,723)	(3,737,069)
Future development and abandonment costs	(1,726,955)	(1,506,585)	(1,172,786)
Future income tax provisions	(1,487,121)	(1,328,925)	(1,223,036)
Net future cash flows	4,455,907	3,983,299	3,557,280
Less effect of 10% discount factor	(2,561,207)	(2,239,527)	(2,033,599)
Standardized measure of discounted future net cash flows	$1,894,700	$1,743,772	$1,523,681

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	For the year ended December 31,
	2014	2013	2012
Beginning of year	$1,743,772	$1,523,681	$1,597,912
Sale of oil and natural gas produced, net of production costs	(502,928)	(418,224)	(346,627)
Net changes in prices and production costs	116,977	172,975	(206,640)
Extensions and discoveries	286,500	514,743	224,903
Improved recoveries	148,673	79,589	14,204
Changes in future development costs	(91,027)	(236,121)	(18,184)
Development costs incurred during the period that reduced future development costs	316,490	110,354	118,502
Revisions of previous quantity estimates	(40,481)	(95,855)	(192,894)
Purchases and sales of reserves in place, net	(278,825)	(20,021)	(54,070)
Accretion of discount	223,324	152,830	214,794
Net change in income taxes	(46,584)	(60,981)	166,238
Changes in production rates and other	18,809	20,802	5,543
End of year	$1,894,700	$1,743,772	$1,523,681

Chaparral Energy, Inc. and subsidiaries

Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

The following prices for oil, natural gas, and natural gas liquids before field differentials were used in determining future net revenues related to the standardized measure calculation.

	2014	2013	2012
Oil (per Bbl)	$94.99	$96.78	$94.71
Natural gas (per Mcf)	$4.35	$3.67	$2.76
Natural gas liquids (per Bbl) (1)	$36.10	$32.53	$—
 ________________

(1)	The NGL price is provided only for 2014 and 2013 to coincide with our separate presentation of NGL reserves in those years.

Note 16: Subsequent events

On February 2, 2015, we began implementation of a workforce reduction plan (the “Plan”) as part of a Company-wide effort to decrease our capital, operating and administrative costs. The Plan resulted in a total reduction of 180 employees, of which 121 were located in the Oklahoma City headquarters office and 59 were located at various field offices. All employees impacted by the Plan were notified by February 4, 2015. In connection with the Plan, we estimate that we will pay approximately $9,994 of one-time termination benefits. Of the estimated amount of one-time termination benefits, $3,356 relates to amounts previously accrued by us while the remaining $6,638 will be recorded as an expense during the first quarter of 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. Based on their evaluation as of the end of the fiscal year ended December 31, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the 2013 Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The following table provides information regarding our executive officers and directors. Our board of directors currently consists of five members: Mark A. Fischer, K. Earl Reynolds, Charles A. Fischer, Jr., Christopher Behrens, and Kyle Vann. Mark A. Fischer and K. Earl Reynolds are full-time employees.

Name	Age	Position
Mark A. Fischer	65	Chairman, Chief Executive Officer and Co-Founder
K. Earl Reynolds	54	President and Chief Operating Officer
Joseph O. Evans	60	Chief Financial Officer and Executive Vice President
John D. Wehrle	42	Sr. Vice President—Business Development and Finance
James M. Miller	52	Senior Vice President—Enhanced Oil Recovery
Jeffery D. Dahlberg	57	Senior Vice President—Exploration and Production
David R. Winchester	62	Sr. Vice President—Drilling Operations
Charles A. Fischer, Jr.	66	Director
Christopher Behrens	54	Director
Kyle Vann	67	Director
Mark A. Fischer, Chairman and Chief Executive Officer, and Co-Founder, co-founded Chaparral in 1988 and has served as its Chief Executive Officer and Chairman of the Board since its inception and President from inception to December 31, 2014. Mr. Fischer began his career with Exxon Company USA in 1972 in the Permian Basin of West Texas where he held various positions as production engineer, reservoir engineer, field superintendent and finally supervising production engineer. From 1977 until 1980, Mr. Fischer served as the drilling and production manager for the West Texas and then Mid-Continent Division of TXO Production Corp. Prior to founding Chaparral, he served as division operations manager for Slawson Exploration Company from 1980 until 1988, focusing on the Mid-Continent and Panhandle Divisions. He is a member of the Society of Petroleum Engineers and the American Petroleum Institute (API). Mr. Fischer served as a director of the API from 1984-1986. He currently sits on the Board of Directors of Pointe Vista Development, LLC and several non-profit organizations including the Boy Scouts of America, the Texas A&M Look College of Engineering Advisory Council and Texas A&M Association of Former Students. Mr. Fischer graduated from Texas A&M University in 1972 with an honors degree in aerospace engineering. He was named as a Distinguished Alumni in Aerospace Engineering and a recipient of the College of Engineering Outstanding Alumni Award in 2014. Mark A. Fischer and Charles A. Fischer, Jr. are brothers. Mr. Fischer is the board designee of the holders of our class B common stock.
K. Earl Reynolds, President and Chief Operating Officer, joined Chaparral in February 2011 as our Chief Operating Officer and Executive Vice President. Mr. Reynolds became our President effective January 1, 2014. From 2000 to 2010, Mr. Reynolds led the international business unit and was actively involved in strategic planning for Devon Energy, most recently serving as Senior Vice President of Strategic Development, where he was responsible for strategic planning, budgeting, coordination of acquisitions and divestitures, and oversight of the company’s assessment of oil and gas reserves. Prior to Devon Energy, Mr. Reynolds’ career included several key leadership roles in domestic and international operations with companies such as Burlington Resources and Mobil Oil. Mr. Reynolds is registered as a Professional Engineer and a member of the Society of Petroleum Engineers. Mr. Reynolds has served on the board of directors for several non-profit organizations in Houston and Oklahoma City. He currently sits on the Board of Directors for the Oklahoma Independent Petroleum Association and serves as the Chairman of its Crude Oil Committee. Mr. Reynolds holds a Master of Science degree in Petroleum Engineering from the University of Houston and a Bachelor of Science degree in Petroleum Engineering from Mississippi State University. In 2013, he was named as a Distinguished Fellow of the Mississippi State University Bagley College of Engineering. Mr. Reynolds is the second board designee of the holders of our class B common stock.
Joseph O. Evans, Chief Financial Officer and Executive Vice President, joined Chaparral in July of 2005 as Chief Financial Officer and Executive Vice President. From 1998 to 2005, Mr. Evans was a consultant and practiced public accounting with the firm of Evans Gaither & Assoc. From 1997 to 1998, he served as Senior Vice President and Financial Advisor, Energy Lending, for First National Bank of Commerce in New Orleans. From 1976 until 1997, Mr. Evans worked in the Oklahoma practice of Deloitte & Touche where he became an Audit Partner. While at Deloitte he was a member of the energy industry group and was responsible for services on numerous Commission filings for clients. Mr. Evans has instructed numerous continuing professional education courses focused on compliance with the Sarbanes Oxley Act. He is a Certified Public Accountant and an Accredited Petroleum Accountant. Mr. Evans is a graduate of the University of Central Oklahoma with a Bachelor of Science degree in Accounting.

James M. Miller, Sr. Vice President—Enhanced Oil Recovery, joined Chaparral in 1996 as Operations Engineer. Since joining Chaparral, Mr. Miller has been promoted to positions of increasing responsibility and currently oversees the Company’s production and completion operations. During this time, he has gained particular expertise in the area of operating secondary and tertiary recovery units. Prior to joining Chaparral, Mr. Miller worked for KEPCO Operating Inc. as a petroleum engineer. From 1987 to 1995, he was employed by Robert A. Mason Production Co., as a petroleum engineer, and later as Vice President of Production. He is a member of the Society of Petroleum Engineers and the American Petroleum Institute. Mr. Miller attended the University of Oklahoma and received a Bachelor of Science degree in Petroleum Engineering.
Jeffery D. Dahlberg, Sr. Vice President—Exploration and Production, joined Chaparral in 2007 as District Manager of the Mid-Continent West Division. Since joining the Company, Mr. Dahlberg has been promoted to positions of increasing responsibility and currently serves as Senior Vice President of Resource Development. Mr. Dahlberg held numerous key technical and senior management positions at Windsor Energy from 2003 to 2007. including serving as its Chief Operating Officer. Before that time, his career included several technical and management roles with Enserch Exploration, Texas Oil and Gas, and Twister Gas Services. Mr. Dahlberg is a member of the Society of Petroleum Engineers and holds a Bachelor of Science degree in Petroleum Engineering from Louisiana Tech University.
David R. Winchester, Sr. Vice President—Drilling Operations, joined Chaparral in 2014 as Senior Vice President of Drilling Operations. Before joining Chaparral, Mr. Winchester served as Vice President of Drilling Operations at Chesapeake Energy Corporation where he spearheaded the construction of infrastructure and establishment of drilling programs in the Fayetteville, Haynesville and Eagle Ford Shale areas, as well as material drilling programs in the Mid-Continent. Mr. Winchester has more than 30 years of onshore oil and natural gas drilling experience. Prior to Chesapeake, he served as a drilling manager at Anadarko Petroleum Corporation and the co-owner of Winmill Petroleum. During the early portion of his career, he was employed by Chevron USA and Gulf Oil. He is a member of the Society of Petroleum Engineers, International Association of Drilling Contractors, American Petroleum Institute and American Association of Drilling Engineers. Mr. Winchester holds a Master’s of Science in petroleum engineering and a Juris Doctor degree from the University of Oklahoma.
John D. Wehrle, Sr. Vice President—Business Development and Finance, joined Chaparral in 2014 as Senior Vice President of Business Development and Finance. Prior to joining Chaparral, Mr. Wehrle served as Managing Director and Co-Head of U.S. Operations for Scotia Waterous, a global energy advisory firm, where he oversaw U.S. investment banking and provided strategic advice regarding acquisition, divestiture, merger and corporate restructuring opportunities for E&P clients. Mr. Wehrle has approximately two decades of investment banking and upstream E&P corporate finance experience. His prior investment banking experience includes nearly a decade at Goldman Sachs & Co. and RBC Dominion Securities, while his direct industry exposure includes time spent at both private equity-backed and public companies, including Bill Barrett Corporation and Vantage Energy. Mr. Wehrle holds a Bachelor of Commerce (Honours) degree from the University of Manitoba.
Charles A. Fischer, Jr., Director and Co-Founder, co-founded Chaparral in 1988 and has served as a director since its inception. Mr. Fischer joined Chaparral full-time in 2000 and served as Chief Financial Officer, Senior Vice President and Chief Administrative Officer before retiring in 2007. Mr. Fischer serves as a managing partner of Altoma Energy GP and as President of C.A. Fischer Lumber Co. Ltd. which he formed in 1978 in western Canada. He began his career with Renewable Resources in 1974 as a senior scientist on the Polar Gas Pipeline Project investigating the feasibility of bringing natural gas from the high Arctic to south central Canada. Mr. Fischer has served as director and President of the Canadian Western Retail Lumberman’s Association and received the 2001 Industry Achievement Award. He graduated from Texas A&M University with a Bachelor of Science degree in Biology and from the University of Wisconsin with a Master of Science degree in Ecology. Mr. Fischer is a brother to Mark Fischer. Mr. Fischer is the board designee of the holders of our class C common stock.
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

Kyle Vann, Director, joined the Board of Directors of Chaparral in November 2012 as a nominee of CCMP Capital Advisors, LLC. He joined CCMP Capital as an Executive Advisor in October 2012. Mr. Vann possesses extensive experience in midstream, energy services and trading. He spent 25 years in various senior leadership positions at Koch Industries including leading the creation of Entergy-Koch LP, an energy trading and transportation joint venture between Entergy Corporation and Koch Industries operating in North America and Europe, and served as its CEO. A chemical engineer by training, Mr. Vann has supported development of early trading models for price-setting mechanisms between crude and refined products, the development of Koch’s Texas Pipeline System from Corpus Christi, Texas, to Dallas, and was also deeply involved with Charles Koch’s development of Market-Based Management® which helped the company significantly out-perform the S&P 500. Mr. Vann started his career with Humble Oil and Refining Company (which later became part of Exxon) as a refinery engineer. He also serves on the board of directors of Texon LP, Enlink Midstream LP, Legacy Reserves LP and Eco Services and provides energy consulting services to Entergy Corporation. He earned his B.S. in Chemical Engineering from the University of Kansas and recently was named as a recipient of the university’s Distinguished Engineering Service Award. Mr. Vann is one of the two board designees of the holders of our class E common stock.
Board Committees
On April 12, 2010, our Board of Directors established a compensation committee and an audit committee, effective upon the closing of the sale of our common stock to CCMP. All members of the Board of Directors were appointed to both the compensation committee and the audit committee, and the Board of Directors adopted charters for both committees on November 10, 2010. Christopher Behrens is Chairman of the audit and compensation committees.
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
Compensation Targets
From time to time, we review compensation data from a variety of different sources, including from the Oil & Gas E&P Survey prepared by Effective Compensation, Incorporated (the “Survey Data”) to ensure that our Senior Executive base salary compensation program generally aligns with the median of the Survey Data. The Survey Data is a compilation of compensation and other data from the prior year based upon over 100 exploration and production firms that participated in the survey. In specific preparation for 2014, we utilized guidance and executive compensation data from the Southwest Energy Group and Meridian Compensation Partners.
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
Base Salaries
For 2014, Senior Executive base salaries were increased from 2013 (on average eight percent (8%)) due to general industry conditions and the economic and industry outlook for 2014. We usually adjust base salaries for Senior Executives annually based on performance. The PEO did not rely solely on predetermined formulas or a limited set of criteria when evaluating the base salaries of the Senior Executives for 2014. This is in line with our philosophy that Senior Executive compensation should be paid at approximately the competitive median levels based on market data, and taking current industry and economic factors into consideration. The salaries paid to the PEO and the NEOs during fiscal year 2014 are shown in the Summary Compensation Table in this annual report.
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
The targets for individual awards are expressed as a percentage of an employee’s eligible earnings for the plan year and are based on pay grade and level of responsibility. The first 50% of the computation of an employee’s AIM award is determined based solely on the Company’s performance on eight Company-wide performance measures: EBITDA—25%; Production Volume (Boe/d)—20%; Reserve Replacement—10%; Drilling and Completion Capital Effectiveness—15%; EOR Capital—5%; EOR Production Uplift—5%; Lease Operating Expenses ($/Boe)—10%; and Safety—10%. The remaining 50% of the computation of an employee’s AIM award is discretionary and is based on the performance of the department or business unit in which the employee works and his or her individual performance and contributions, as reflected by his or her performance review.
For the 2014 AIM program plan year, the Company performed at 64% of its target. Therefore, 50% of all eligible employees’ target bonus was paid at 64% of target. The remaining 50% was discretionary and varied by employee based on individual contributions.

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

Terms of Time Vested Restricted Stock Awards
Time Vested restricted stock awards generally vest with respect to twenty percent (20%) of the shares subject to the award on each of the first, second, third, fourth and fifth anniversaries of the award date, subject to the NEO remaining employed by us as of those dates.
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
The table below sets forth the initial return-on-investment targets that triggered vesting of the Performance Vested restricted stock awards and the formula for calculating the number of shares of Performance Vested restricted stock that vest upon CCMP’s receipt of net proceeds in a Transaction.

Return on Investment Target	Target Shares Vested
200% per share	20% of shares multiplied by the Vesting Fraction
250% per share	20% of shares multiplied by the Vesting Fraction
300% per share	20% of shares multiplied by the Vesting Fraction
350% per share	20% of shares multiplied by the Vesting Fraction
400% per share	20% of shares multiplied by the Vesting Fraction
Effective January 1, 2013, we amended and restated the Performance Vested awards to reflect that: (i) those shares which would vest if CCMP receives net cash proceeds from a Transaction that yields a return of at least 400% per share, or 20% of the Performance Vested awards then outstanding, were removed from the initial Performance Vested awards and an equal number of Time Vested shares were granted effective as of January 1, 2013; and (ii) the remaining number of Performance Vested shares outstanding were reallocated among five targets for vesting. Effective October 1, 2014, we terminated all outstanding grants of Performance Vested awards and issued new grants of Performance Vested awards to reflect that (i) a certain number of shares which would vest if CCMP receives net proceeds from a Transaction that yields a return of at least 350% per share were removed from the initial Performance Vested awards and an equal amount were granted effective as of October 1, 2014, as Time Vested awards; and (ii) the remaining number of shares subject to the previous Performance Vested awards were reallocated among three targets for vesting. These vesting targets will apply for any new grants of Performance Vested awards. As a result of these modifications, vesting requirements for all remaining Performance Vested awards are set at the following levels:

Return on Investment Target	Target Shares Vested
175% per share	33% of shares multiplied by the Vesting Fraction
200% per share	33% of shares multiplied by the Vesting Fraction
250% per share	34% of shares multiplied by the Vesting Fraction
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

Indemnification agreements
We have indemnification agreements with Mark A. Fischer, K. Earl Reynolds, Joseph O. Evans, James M. Miller, Jeffery D. Dahlberg, Dave Winchester, Charles A. Fischer, Jr., Christopher Behrens and Kyle Vann. These indemnification agreements are intended to permit indemnification to the fullest extent now or hereafter permitted by the General Corporation Law of Delaware. It is possible that the applicable law could change the degree to which indemnification is expressly permitted.
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
Employment Agreements
We have entered into employment agreements with each of our NEOs, under the terms of which each will serve in their respective officerial positions. The initial term of the employment agreements are three years, each with an automatic two-year renewal and automatic annual renewals thereafter. The employment agreements provide our NEOs the following compensation arrangements:

Name	Effective Date	Minimum Base Salary	Target Annual Bonus (as a % of Base)	Equity Grant (Time Vested)(1)	Equity Grant (Performance Vested)(1)
Mark A. Fischer	April 12, 2010	$620,298	100%	$1,814,366	$3,673,995
K. Earl Reynolds	January 1, 2014	500,400	90%	1,578,616	1,935,177
Joseph O. Evans	April 12, 2010	345,030	80%	725,883	1,469,598
James M. Miller	April 12, 2010	273,798	70%	700,324	3,287,099
David R. Winchester	September 22, 2014	325,000	70%	1,683,655	816,322
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
K. Earl Reynolds
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

SUMMARY COMPENSATION TABLE
The following table below summarizes the total compensation paid to or earned by each of the NEOs for the fiscal year ended December 31, 2014, 2013, and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock awards ($)(2)	All other compensation ($)(3)	Total ($)
Mark A. Fischer	2014	$783,307	$501,316	$2,020,884	$86,464	$3,391,971
Chairman and Chief Executive Officer	2013	725,284	767,093	1,147,815	81,059	2,721,251
	2012	657,914	720,836	—	51,969	1,430,719

K. Earl Reynolds	2014	$500,400	$288,230	$2,449,171	$39,211	$3,277,012
President and Chief Operating Officer	2013	437,400	370,091	456,387	34,674	1,298,552
	2012	389,423	365,148	—	36,870	791,441

Joseph O. Evans	2014	$424,865	$218,899	$808,486	$40,429	$1,492,679
Chief Financial Officer and Executive Vice President	2013	399,567	329,208	459,126	38,551	1,226,452
	2012	362,452	299,223	—	29,063	690,738

James M. Miller	2014	$375,540	$168,242	$808,486	$37,092	$1,389,360
Senior Vice President—Enhanced Oil Recovery	2013	351,540	267,961	459,126	36,461	1,115,088
	2012	312,981	245,646	—	36,096	594,723

David R. Winchester	2014	$87,500	$39,200	$3,308,462	$4,633	$3,439,795
Senior Vice President—Drilling Operations

 ________________

(1)	Bonuses earned by NEOs in 2014 and paid in 2015 were performance-based cash incentives under our AIM program.

(2)
The values shown are the aggregate grant date fair value for initial awards or the incremental fair value as of the modification date for modified awards, computed in accordance with FASB ASC Topic 718. As discussed above in “2010 Equity Incentive Plan - Performance Vested Restricted Stock Awards,” awards were modified in 2014 and 2013 resulting in the recognition of incremental fair value in both years.

(3)
Perquisites and other compensation are limited in scope and in 2014 were primarily comprised of company 401K matching; company automobile and airplane usage; and employer-paid medical benefits including accidental death and dismemberment, dental, life, medical and long-term and short-term disability coverage.

GRANTS OF PLAN-BASED AWARDS IN 2014
The following table shows grants of equity-based awards in 2014 for each NEO.

		Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units(2) (#)	Grant Date Fair Value of Stock and Option Awards(3) ($)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)
Mark A. Fischer—Time Vested	n/a	—	n/a	—	—	$2,020,884
K. Earl Reynolds—Time Vested	January 1, 2014	—	n/a	—	1,017	1,706,764
K. Earl Reynolds—Performance Vested	January 1, 2014		n/a		1,983	742,406
Joseph O. Evans—Time Vested	n/a	—	n/a	—	—	808,486
James M. Miller—Time Vested	n/a	—	n/a	—	—	808,486
David R. Winchester—Time Vested	September 22, 2014	—	n/a	—	2,057	2,267,776
David R. Winchester—Performance Vested	September 22, 2014	—	n/a	—	3,984	1,040,686
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

(2)	Initial awards of the Time Vested restricted stock awards vest over a five-year period.

(3)
The values shown are the aggregate grant date fair value for initial awards or the incremental fair value as of the modification date for modified awards, computed in accordance with FASB ASC Topic 718. As discussed above in “2010 Equity Incentive Plan - Performance Vested Restricted Stock Awards,” awards were modified in 2014 resulting in the recognition of incremental fair value.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2014
The following table shows outstanding restricted stock awards as of December 31, 2014 for each NEO.

	Time Vested Awards		Performance Vested Awards
Name	Number of Shares of Stock That Have Not Vested(1) (#)	Market Value of Shares of Stock That Have Not Vested(2) ($)	Number of Shares of Stock That Have Not Vested(3) (#)	Market Value of Shares of Stock That Have Not Vested(4) ($)
Mark A. Fischer	4,515	$2,410,107	7,968	$907,555
K. Earl Reynolds	3,431	1,831,468	4,774	543,759
Joseph O. Evans	1,807	964,577	3,187	362,999
James M. Miller	1,807	964,577	3,187	362,999
David R. Winchester	2,854	1,523,465	3,187	362,999
________________

(1)	Initial grants of the Time Vested restricted stock awards vest over a five-year period.

(2)	The table assumes an estimated fair value per share of $533.80 as of December 31, 2014.

(3)
See “Executive compensation—Compensation discussion and analysis—2010 Equity Incentive Plan—Performance Vested Restricted Stock Awards” for specific information regarding the potential vesting scenarios.

(4)	The table assumes an estimated fair value per share of $113.90 as of December 31, 2014.

2014 STOCK VESTED
The following table shows restricted stock awards that vested during the year ended December 31, 2014 for each NEO that participates in the 2010 Plan.

	Time Vested Restricted Stock Awards
Name	Number of Shares of Stock That Have Vested (#)	Value Realized on Vesting ($)
Mark A. Fischer	1,029	842,237
K. Earl Reynolds(1)	411	336,404
Joseph O. Evans (2)	411	336,404
James M. Miller(3)	411	336,404
David R. Winchester	—	—
________________

(1)	In 2014, we withheld 188 vested shares to pay taxes of $158,789.

(2)	In 2014, we withheld 160 vested shares to pay taxes of $130,960.

(3)	In 2014, we withheld 168 vested shares to pay taxes of $137,508.

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
The following table quantifies amounts that would have been paid pursuant to the employment agreements for each of our NEOs assuming a termination without cause or by the NEO for good reason not following a change in control took place on December 31, 2014, and assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2014.

Name	Base Salary	Annual Bonus	Severance Multiple	Benefits	Total
Mark A. Fischer	$830,305	$501,316	2.5	$42,647	$3,371,700
K. Earl Reynolds	530,433	288,230	2.0	27,581	1,664,907
Joseph O. Evans	448,914	218,899	2.0	33,344	1,368,970
James M. Miller	391,540	168,242	1.5	28,338	868,011
David R. Winchester	332,000	39,200	1.5	31,885	588,685

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

The following table quantifies amounts that would have been paid pursuant to the employment agreements for each of our NEOs assuming a termination without cause or by the NEO for good reason following a CiC took place on December 31, 2014, and assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2014.

Name	Base Salary	Annual Bonus	Severance Multiple	Benefits	Total
Mark A. Fischer	$830,305	$501,316	3.0	$42,647	$4,037,510
K. Earl Reynolds	530,433	288,230	2.5	27,581	$2,074,239
Joseph O. Evans	448,914	218,899	2.5	33,344	1,702,877
James M. Miller	391,540	168,242	2.0	28,338	1,147,902
David R. Winchester	332,000	39,200	2.0	31,885	774,285

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
No amounts would have been paid pursuant to the employment agreements for each of our NEOs assuming a termination for cause or by the NEO without good reason took place on December 31, 2014, and assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2014.
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
No amounts would have been paid pursuant to the employment agreements for each of our NEOs assuming an event of death or disability took place on December 31, 2014, and assuming all accrued compensation or reimbursable expenses had been paid on December 31, 2014.
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
Regardless of the manner in which an NEO’s employment is terminated, he is entitled to receive amounts earned during his term of employment, including unused vacation pay and bonuses earned but not yet paid under the Annual Officers Bonus. All amounts earned by our NEOs under the AIM program were paid on March 15, 2015.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Principal Stockholders
The following table sets forth information, as of March 31, 2015, with respect to all persons who own of record or are known by us to own beneficially more than 5% of our outstanding common stock, each director, and each of the Named Executive Officers, and by all directors and executive officers as a group.

	Beneficial ownership
Name	Number	Class	% of class	% of total outstanding
Mark A. Fischer(1)(2)(7)	344,859	B	100.0%	24.4%
	1	G	50.0%	*
	15,103	A	4.3%	1.1%
Altoma Energy G.P.(1)(3)	209,882	C	100.0%	14.9%
	1	G	50.0%	*
Charles A. Fischer, Jr.(1)(4)	209,882	C	100.0%	14.9%
	1	G	50.0%	*
CCMP Capital Investors II (AV-2), L.P.(5)	386,750	E	76.7%	27.4%
	1	F	100.0%	*
Christopher Behrens(5)	—	—	—	—
Kyle Vann(5)	—	—	—	—
Healthcare of Ontario Pension Plan Trust Fund(6)	295,078	A	83.7%	20.9%
K. Earl Reynolds(1)(7)	8,013	A	2.3%	*
Joseph O. Evans(1)(7)	5,237	A	1.5%	*
James M. Miller(1)(7)	5,107	A	1.4%	*
David R. Winchester(1)(7)	5,975	A	1.7%	*
All Directors and Officers as a group (8 persons—ownership of total outstanding)	601,763	Various		42.6%
 ________________

*	Less than 1%

(1)	The address of the stockholder is in care of Chaparral Energy, Inc., 701 Cedar Lake Boulevard, Oklahoma City, Oklahoma 73114.

(2)
Fischer Investments, L.L.C., which is owned 50% by Mark A. Fischer 1994 Trust, for which Mark A. Fischer serves as Trustee, and 50% by Susan L. Fischer 1994 Trust, for which Susan L. Fischer, the spouse of Mark A. Fischer, serves as trustee, is the record owner of these shares of our common stock with the exception of 15,103 shares held by Mark A. Fischer and 3,030 shares held by the irrevocable trusts of his children.

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

(5)
CCMP Capital Investors II (AV-2), L.P. (“AV-2”), which owns 386,750 shares of Class E common stock and 1 share of Class F common, is part of an affiliated group of our stockholders ultimately controlled by CCMP Capital, LLC (“CCMP Capital”). The affiliated group also includes CCMP Energy I, Ltd. (“CCMP Energy”), which is wholly owned by CCMP Capital Investors II (AV-1), L.P. (“AV-1”) and which owns 58,217 shares of Class E common stock, and CCMP Capital Investors (Cayman) II, L.P. (“CCMP Cayman”), which owns 59,309 shares of Class E common stock. We refer to CCMP Cayman, AV-2 and AV-1 as the “CCMP Capital Funds”. The affiliated group controlled by CCMP Capital owns an aggregate of 504,277, or 35.7%, of our common shares outstanding as of March 31, 2015.

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

(7)
Ownership of the Class A common stock is pursuant to restricted stock grants under our 2010 Plan. When granted, the Class A common stock related to these grants may vote, but remain subject to vesting in accordance with the 2010 Plan.()(

Securities Presently Authorized for Issuance under Our 2010 Plan
The following table provides information for all equity compensation plans as of December 31, 2014, under which our equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	16,703	(1)
Total	—	—	16,703
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
CCMP Capital Investors II (AV-2), L.P., CCMP Energy I LTD., and CCMP Capital Investors (Cayman) II, L.P. (collectively “CCMP”), we, CHK Energy Holdings, Inc., Altoma Energy GP (“Altoma”), and Fischer Investments, L.L.C. (“Fischer”) entered into a Stockholders Agreement on April 12, 2010 (the “Original Date”), the closing date of the private sale of our common stock to CCMP. The Stockholders Agreement provides for certain general rights and restrictions, including board observer rights, informational rights, general restrictions on transfer of common stock, tag-along rights, preemptive rights, registration rights following a Qualified IPO (as defined in the Stockholders Agreement) and, subject to certain limited exceptions, prohibitions on the sale or acquisition of our common stock that would result in a change of control, as such term is defined under our indentures for our senior notes. In connection with the January 13, 2014 sale of our stock owned by CHK Energy Holdings, Inc. to Healthcare of Ontario Pension Plan Trust Fund, the Stockholders Agreement was amended and restated.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Auditor and Fees
Grant Thornton LLP, our independent registered public accounting firm, audited our consolidated financial statements for fiscal year 2014. Grant Thornton LLP has billed us and our subsidiaries fees as set forth in the table below for (i) the audits of our 2014 and 2013 annual financial statements, reviews of quarterly financial statements, and other documents filed with the Securities and Exchange Commission and (ii) assurance and other services reasonably related to the audit or review of our financial statements.

	Audit Fees	Audit- Related Fees
Fiscal year 2014(1)	$451,883	$57,015
Fiscal year 2013(1)	$476,050	$—
_________

(1)	There were no fees billed in 2014 or 2013 that would constitute “Tax Fees” or “All Other Fees.”
Pre-Approved Policies and Procedures
We currently have two board committees, audit and compensation. Our board of directors has adopted policies regarding the pre-approval of auditor services. Specifically, the board of directors approves all services provided by the independent public accountants at its March meeting. All additional services must be pre-approved on a case-by-case basis. Our board of directors reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled board meetings. All of the services provided by Grant Thornton LLP during fiscal year 2014 were approved by the board of directors.

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

10.17*
Thirteenth Amendment to Eighth Restated Credit Agreement dated as of October 29, 2013. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013)

10.18*
Limited Consent and Fourteenth Amendment to Eighth Restated Credit Agreement dated as of May 19, 2014 (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2014)

10.19*	Letter Agreement to Eighth Restated Credit Agreement dated as of August 14, 2014 (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2014)

10.20*	Letter Agreement to Eighth Restated Credit Agreement dated as of November 5, 2014 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 12, 2014)

10.21*†	Second Amended and Restated Phantom Stock Plan dated December 31, 2008. (Incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q filed on November 10, 2009)

10.22*†
Employment Agreement, dated as of April 12, 2010, by and among the Company and Mark A. Fischer. (Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K filed on April 14, 2010)

Exhibit No.	Description
10.23*†
Employment Agreement, dated as of April 12, 2010, by and among the Company and Joseph O. Evans. (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.24*†
Employment Agreement, dated as of April 12, 2010, by and among the Company and James M. Miller. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.25†	Amended and Restated Employment Agreement, dated as of January 1, 2014, by and among the Company and K. Earl Reynolds.

10.26*†
Employment Agreement dated as of October 31, 2012, by and among the Company and Jeffery D. Dahlberg. (Incorporated by reference to Exhbit 10.31 of the Company’s Annual Report on Form 10-K filed on April 1, 2013.

10.27*
Carbon Dioxide Purchase and Sale Agreement dated March 24, 2011, by and between Chaparral CO2, LLC, as buyer and Coffeyville Resources Nitrogen Fertilizers, LLC, as seller. (Incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K filed on March 29, 2011)

10.28*†	Non-Officer Restricted Stock Unit Plan dated as of March 1, 2012. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on May 2, 2012)

10.29*†	Amended and Restated 2010 Equity Incentive Plan effective January 1, 2013. (Incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed April 1, 2013)

10.30*†
Amended Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (Time Vesting) effective January 1, 2013. (Incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed April 1, 2013)

10.31*†
Amended Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (Performance Vesting) effective January 1, 2013. (Incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed April 1, 2013)

10.32*
Asset Purchase Agreement dated as of October 11, 2013, by and between Chaparral Energy L.L.C. and Cabot Oil & Gas Corporation. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2013)

10.33*
Amended and Restated Stockholders’ Agreement, dated as of January 12, 2014, by and among the Company, CCMP Capital Investors II (AV-2), L.P., CCMP Energy I LTD., CCMP Capital Investors (Cayman) II, L.P Altoma Energy GP, CHK Energy Holdings, Inc. and Fischer Investments, L.L.C. (Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K filed March 31, 2014)

10.34*
Asset Purchase and Sale Agreement by and between Chaparral Energy, L.L.C. and Scout Energy Group I, LP dated April 3, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2014)

10.35*
Asset Purchase and Sale Agreement by and between Chaparral Energy, L.L.C. and RKI Exploration & Production dated April 8, 2014 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2014)

10.36*
Asset Purchase and Sale Agreement by and between Chaparral Energy, L.L.C. and RAM Energy, LLC dated April 25, 2014 (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2014).

10.37*
Asset Purchase and Sale Agreement by and between Chaparral Energy, L.L.C. and RAM Energy, LLC dated May 30, 2014 (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2014)

10.38*†
Employment Agreement, dated as of September 22, 2014, by and among the Company and Dave Winchester (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 12, 2014)

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
Date: March 31, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARK A. FISCHER	Director	March 31, 2015
Mark A. Fischer

/S/ CHARLES A. FISCHER, JR.	Director	March 31, 2015
Charles A. Fischer, Jr.

/S/ CHRISTOPHER BEHRENS	Director	March 31, 2015
Christopher Behrens

/S/ KYLE VANN	Director	March 31, 2015
Kyle Vann

/S/ K. EARL REYNOLDS	Director	March 31, 2015
Earl Reynolds

EXHIBIT INDEX

Exhibit No.	Description

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

10.17*
Thirteenth Amendment to Eighth Restated Credit Agreement dated as of October 29, 2013. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013)

10.18*
Limited Consent and Fourteenth Amendment to Eighth Restated Credit Agreement dated as of May 19, 2014 (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2014)

10.19*	Letter Agreement to Eighth Restated Credit Agreement dated as of August 14, 2014 (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2014)

10.20*	Letter Agreement to Eighth Restated Credit Agreement dated as of November 5, 2014 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed November 12, 2014)

10.21*†	Second Amended and Restated Phantom Stock Plan dated December 31, 2008. (Incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q filed on November 10, 2009)

10.22*†
Employment Agreement, dated as of April 12, 2010, by and among the Company and Mark A. Fischer. (Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K filed on April 14, 2010)

10.23*†
Employment Agreement, dated as of April 12, 2010, by and among the Company and Joseph O. Evans. (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.24*†
Employment Agreement, dated as of April 12, 2010, by and among the Company and James M. Miller. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed on April 14, 2010)

Exhibit No.	Description
10.25†	Amended and Restated Employment Agreement, dated as of January 1, 2014, by and among the Company and K. Earl Reynolds.

10.26*†
Employment Agreement dated as of October 31, 2012, by and among the Company and Jeffery D. Dahlberg. (Incorporated by reference to Exhbit 10.31 of the Company’s Annual Report on Form 10-K filed on April 1, 2013.

10.27*
Carbon Dioxide Purchase and Sale Agreement dated March 24, 2011, by and between Chaparral CO2, LLC, as buyer and Coffeyville Resources Nitrogen Fertilizers, LLC, as seller. (Incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K filed on March 29, 2011)

10.28*†	Non-Officer Restricted Stock Unit Plan dated as of March 1, 2012. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on May 2, 2012)

10.29*†	Amended and Restated 2010 Equity Incentive Plan effective January 1, 2013. (Incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed April 1, 2013)

10.30*†
Amended Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (Time Vesting) effective January 1, 2013. (Incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed April 1, 2013)

10.31*†
Amended Form of Restricted Stock Award Grant Notice and Restricted Stock Agreement (Performance Vesting) effective January 1, 2013. (Incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed April 1, 2013)

10.32*
Asset Purchase Agreement dated as of October 11, 2013, by and between Chaparral Energy L.L.C. and Cabot Oil & Gas Corporation. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 14, 2013)

10.33*
Amended and Restated Stockholders’ Agreement, dated as of January 12, 2014, by and among the Company, CCMP Capital Investors II (AV-2), L.P., CCMP Energy I LTD., CCMP Capital Investors (Cayman) II, L.P Altoma Energy GP, CHK Energy Holdings, Inc. and Fischer Investments, L.L.C. (Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K filed March 31, 2014)

10.34*
Asset Purchase and Sale Agreement by and between Chaparral Energy, L.L.C. and Scout Energy Group I, LP dated April 3, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2014)

10.35*
Asset Purchase and Sale Agreement by and between Chaparral Energy, L.L.C. and RKI Exploration & Production dated April 8, 2014 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2014)

10.36*
Asset Purchase and Sale Agreement by and between Chaparral Energy, L.L.C. and RAM Energy, LLC dated April 25, 2014 (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2014).

10.37*
Asset Purchase and Sale Agreement by and between Chaparral Energy, L.L.C. and RAM Energy, LLC dated May 30, 2014 (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2014)

10.38*†
Employment Agreement, dated as of September 22, 2014, by and among the Company and Dave Winchester (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 12, 2014)

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