Form 10-Q
period 2015-03-31
Chaparral Energy, Inc.
filed 2015-05-12
CIK 1346980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________
Form 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock as of May 12, 2015:

Class	Number of shares
Class A Common Stock, $0.01 par value	348,507
Class B Common Stock, $0.01 par value	344,859
Class C Common Stock, $0.01 par value	209,882
Class E Common Stock, $0.01 par value	504,276
Class F Common Stock, $0.01 par value	1
Class G Common Stock, $0.01 par value	2

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

These forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. These risks and uncertainties include those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Specifically, some factors that could cause actual results to differ include:

•	volatility and declines in oil and natural gas prices

•	worldwide supply of and demand for oil and natural gas;

•	the significant amount of our debt;

•	drilling plans (including scheduled and budgeted wells);

•	the number, timing or results of any wells;

•	changes in wells operated and in reserve estimates;

•	supply of CO2;

•	future growth and expansion;

•	future exploration;

•	integration of existing and new technologies into operations;

•	future capital expenditures (or funding thereof) and working capital;

•	borrowings and capital resources and liquidity;

•	changes in strategy and business discipline;

•	future tax matters;

•	any loss of key personnel;

•	future seismic data (including timing and results);

•	the plans for timing, interpretation and results of new or existing seismic surveys or seismic data;

•	geopolitical events affecting oil and natural gas prices;

•	outcome, effects or timing of legal proceedings;

•	the effect of litigation and contingencies;

•	the ability to generate additional prospects; and

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries
Consolidated balance sheets

	March 31, 2015	December 31, 2014
(dollars in thousands, except share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,173	$31,492
Accounts receivable, net	102,581	98,444
Inventories, net	27,162	25,557
Prepaid expenses	3,321	4,484
Derivative instruments	166,873	179,921
Total current assets	342,110	339,898
Property and equipment—at cost, net	64,397	66,561
Oil and natural gas properties, using the full cost method:
Proved	3,825,904	3,735,817
Unevaluated (excluded from the amortization base)	265,109	288,425
Accumulated depreciation, depletion, amortization and impairment	(1,763,747)	(1,701,851)
Total oil and natural gas properties	2,327,266	2,322,391
Derivative instruments	70,228	71,710
Other assets	30,120	31,256
	$2,834,121	$2,831,816

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries Consolidated balance sheets—continued

	March 31, 2015	December 31, 2014
(dollars in thousands, except share data)	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$90,916	$191,957
Accrued payroll and benefits payable	13,550	21,654
Accrued interest payable	33,724	24,106
Revenue distribution payable	17,869	24,467
Current maturities of long-term debt and capital leases	5,138	5,377
Derivative instruments	—	77
Deferred income taxes	60,072	60,728
Total current liabilities	221,269	328,366
Long-term debt and capital leases, less current maturities	1,730,166	1,628,425
Stock-based compensation	537	3,131
Asset retirement obligations	45,020	43,277
Deferred income taxes	119,967	116,759
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $0.01 par value, 10,000,000 shares authorized and 352,792 and 364,896 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	4	4
Class B Common stock, $0.01 par value, 10,000,000 shares authorized and 344,859 shares issued and outstanding	3	3
Class C Common stock, $0.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding	2	2
Class E Common stock, $0.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding	5	5
Class F Common stock, $0.01 par value, 1 share authorized, issued, and outstanding	—	—
Class G Common stock, $0.01 par value, 3 shares authorized and 2 shares issued and outstanding	—	—
Additional paid in capital	430,734	429,678
Retained earnings	286,414	282,166
	717,162	711,858
	$2,834,121	$2,831,816

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of operations

	Three months ended
	March 31,
(in thousands)	2015	2014
	(unaudited)
Revenues:
Commodity sales	$93,079	$173,339
Total revenues	93,079	173,339
Costs and expenses:
Lease operating	31,632	33,655
Transportation and processing	2,372	1,366
Production taxes	4,484	6,643
Depreciation, depletion and amortization	65,211	55,750
General and administrative	9,194	13,387
Cost reduction initiatives	8,774	—
Total costs and expenses	121,667	110,801
Operating income	(28,588)	62,538
Non-operating income (expense):
Interest expense	(26,712)	(26,459)
Non-hedge derivative gains (losses)	61,431	(29,199)
Other income, net	674	160
Net non-operating income (expense)	35,393	(55,498)
Income before income taxes	6,805	7,040
Income tax expense	2,557	2,635
Net income	$4,248	$4,405
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of cash flows

	Three months ended
	March 31,
(in thousands)	2015	2014
	(unaudited)
Cash flows from operating activities
Net income	$4,248	$4,405
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion & amortization	65,211	55,750
Deferred income taxes	2,553	2,485
Non-hedge derivative (gains) losses	(61,431)	29,199
Gain on sale of assets	(79)	(84)
Other	1,221	492
Change in assets and liabilities
Accounts receivable	(8,126)	(15,762)
Inventories	(6,431)	(4,234)
Prepaid expenses and other assets	1,116	669
Accounts payable and accrued liabilities	(2,808)	2,303
Revenue distribution payable	(6,598)	(1,679)
Stock-based compensation	(1,898)	695
Net cash (used in) provided by operating activities	(13,022)	74,239
Cash flows from investing activities
Expenditures for property, plant, and equipment and oil and natural gas properties	(156,798)	(138,669)
Proceeds from asset dispositions	3,068	16,997
Settlement of non-hedge derivative instruments	75,885	(8,755)
Net cash used in investing activities	(77,845)	(130,427)
Cash flows from financing activities
Proceeds from long-term debt	103,000	50,603
Repayment of long-term debt	(860)	(3,783)
Principal payments under capital lease obligations	(592)	(570)
Net cash provided by financing activities	101,548	46,250
Net increase (decrease) in cash and cash equivalents	10,681	(9,938)
Cash and cash equivalents at beginning of period	31,492	48,595
Cash and cash equivalents at end of period	$42,173	$38,657
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited)
(dollars in thousands, unless otherwise noted)

Note 1: Nature of operations and summary of significant accounting policies
Nature of operations
Chaparral Energy, Inc. and its subsidiaries, (collectively, “we”, “our”, “us”, or the “Company”) are involved in the acquisition, exploration, development, production and operation of oil and natural gas properties. Our properties are located primarily in Oklahoma and Texas.
Interim financial statements
The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC and do not include all of the financial information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.
The financial information as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, respectively, is unaudited. The financial information as of December 31, 2014 has been derived from the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014. In management’s opinion, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2015.
Certain reclassifications have been made to prior period financial statements to conform to current period presentation. The reclassifications had no effect on our previously reported results of operations.
Cash and cash equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of March 31, 2015, cash with a recorded balance totaling $38,551 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.
Accounts receivable
We have receivables from joint interest owners and oil and natural gas purchasers which are generally uncollateralized. We generally review our oil and natural gas purchasers for credit worthiness and general financial condition. We may have the ability to withhold future revenue disbursements to recover non-payment of joint interest billings on properties of which we are the operator. Accounts receivable from joint interest owners are stated at amounts due, net of an allowance for doubtful accounts. Accounts receivable are generally due within 30 days and accounts outstanding longer than 60 days are considered past due. We establish our allowance for doubtful accounts by considering the length of time past due, previous loss history, future net revenues of the debtor’s ownership interest in oil and natural gas properties we operate, and our assessment of the owner’s ability to pay its obligation, among other things.

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

We write off accounts receivable when they are determined to be uncollectible. Recovered amounts previously written off are offset against the allowance and reduce expense in the year of recovery.
Accounts receivable consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Joint interests	$21,844	$30,648
Accrued commodity sales	37,968	45,667
Derivative settlements	41,092	19,678
Other	2,014	2,738
Allowance for doubtful accounts	(337)	(287)
	$102,581	$98,444
Inventories
Inventories are comprised of equipment used in developing oil and natural gas properties and oil and natural gas product inventories. Equipment inventory is carried at the lower of cost or market using the average cost method. Oil and natural gas product inventories are stated at the lower of production cost or market. Inventories are shown net of a provision for obsolescence, commensurate with known or estimated exposure, which is reflected in the valuation allowance disclosed below. Inventories at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Equipment inventory	$25,518	$24,169
Commodities	2,821	2,575
Inventory valuation allowance	(1,177)	(1,187)
	$27,162	$25,557
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
The costs of unevaluated oil and natural gas properties are excluded from amortization until the properties are evaluated. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Work-in-progress costs are included in unevaluated oil and natural gas properties and as of March 31, 2015, include $188,562 of capital costs incurred for undeveloped acreage, $72,046 for the construction of CO2 delivery pipelines and facilities for which there are no reserves, and $4,501 for wells and facilities in progress pending determination. As of December 31, 2014, work-in-progress costs included capital costs incurred of $190,356 for undeveloped acreage, $72,046 for the construction of CO2 delivery pipelines and facilities for which there are no reserves, and $26,023 for wells and facilities in progress pending determination.
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
Our estimates of oil and natural gas reserves as of March 31, 2015 were prepared using an average price for oil and natural gas of each month for the prior twelve months as required by the SEC. The cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties as of March 31, 2015, and no ceiling test impairment was recorded.
Due to the substantial decline of commodity prices in late 2014, which have remained low into the second quarter of 2015, we anticipate that we will have a ceiling test write-down, which could occur as early as the second quarter of 2015, if prices remain at their depressed levels. The amount of any future impairment is difficult to predict, and will depend on the average oil and natural gas prices during each period, the incremental proved reserves added during each period, and additional capital spent.
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
Cost reduction initiatives
Cost reduction initiatives include expenses related to our efforts to reduce our capital, operating and administrative costs in response to the recent deterioration of commodity prices. Included in our $8,774 of expenses for cost reduction initiatives are $6,524 in one-time severance and termination benefits in connection with our reduction in force that was implemented in February 2015. The remaining expense is a result of third party legal and professional services we have engaged to assist in our cost savings initiatives.

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
In April 2015, the FASB issued authoritative guidance that amends the presentation of the cost of issuing debt on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendment. This guidance is effective for fiscal periods after December 15, 2015 and interim periods thereafter. We are currently evaluating the effect the new standard will have on our financial statements and results of operations.
Note 2: Supplemental disclosures to the consolidated statements of cash flows
Supplemental disclosures to the consolidated statements of cash flows are presented below:

	Three months ended March 31,
	2015	2014
Net cash provided by operating activities included:
Cash payments for interest	$19,073	$18,794
Interest capitalized	(3,462)	(2,942)
Cash payments for interest, net of amounts capitalized	$15,611	$15,852
Non-cash investing activities included:
Asset retirement obligation additions and revisions	$539	$139
Oil and natural gas properties acquired through increase in accounts payable and accrued liabilities	$—	$18,629

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

Note 3: Long-term debt
As of the dates indicated, long-term debt consisted of the following:

	March 31, 2015	December 31, 2014
9.875% Senior Notes due 2020, net of discount of $4,706 and $4,861, respectively	$295,294	$295,139
8.25% Senior Notes due 2021	400,000	400,000
7.625% Senior Notes due 2022, including premium of $4,666 and $4,869, respectively	554,666	554,869
Senior secured revolving credit facility	450,000	347,000
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 2.54% to 5.46%, due August 2021 through December 2028; collateralized by real property	10,577	10,705
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.85% to 5.95% , due April 2015 through February 2018; collateralized by automobiles, machinery and equipment	3,522	4,252
Capital lease obligations	21,245	21,837
	1,735,304	1,633,802
Less current maturities	5,138	5,377
	$1,730,166	$1,628,425
Senior Notes
The senior notes, which, as of March 31, 2015, include our 9.875% senior notes due 2020, our 8.25% senior notes due 2021, and our 7.625% senior notes due 2022 (collectively, our “Senior Notes”) are our senior unsecured obligations, rank equally in right of payment with all our existing and future senior debt, and rank senior to all of our existing and future subordinated debt.
Senior secured revolving credit facility
In April 2010, we entered into an Eighth Restated Credit Agreement (our “senior secured revolving credit facility”), which is collateralized by our oil and natural gas properties and, as amended, matures on November 1, 2017. During the three months ended March 31, 2015, we borrowed $103,000 on our senior secured revolving credit facility. As of March 31, 2015, the weighted average interest rate was 2.2% on outstanding borrowings under the senior secured revolving credit facility.
Availability under our senior secured revolving credit facility is subject to a borrowing base which is set by the banks semiannually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. Our first semiannual borrowing base redetermination for the current year was finalized ahead of schedule in conjunction with an amendment to our senior secured revolving credit facility (the “Fifteenth Amendment”), effective on April 1, 2015. As of result of our semiannual redetermination, our borrowing base was decreased from $650,000 to $550,000 effective on April 1, 2015.
In connection with the Fifteenth Amendment, the Consolidated Net Debt to Consolidated EBITDAX covenant required by our senior secured revolving credit facility will be replaced by a covenant based on the ratio of Consolidated Net Secured Debt to Consolidated EBITDAX, as defined in the amendment. Under this covenant, we are required to maintain a ratio of Consolidated Net Secured Debt to Consolidated EBITDAX no greater than 2.25 to 1.0 for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarter. For the same applicable periods, the Fifteenth Amendment also requires us to maintain an Interest Coverage Ratio, as defined in the amendment, of no less than 2.00 to 1.0. Under the Fifteenth Amendment, we are allowed to incur an additional $300,000 in Additional Permitted Debt, as revised in the amendment to now include both secured and unsecured debt.

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

We believe we were in compliance with all covenants under our senior secured revolving credit facility as of March 31, 2015.
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
Note 4: Derivative instruments
Overview
Our results of operations, financial condition and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil, natural gas. and natural gas liquids. These commodity prices are subject to wide fluctuations and market uncertainties. To mitigate a portion of this exposure, we enter into various types of derivative instruments, including commodity price swaps, enhanced price swaps, costless collars, put options, and basis protection swaps. We enter into crude oil derivative contracts to hedge a portion of our natural gas liquids production.
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
The following table summarizes our crude oil derivatives outstanding as of March 31, 2015:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Sold puts	Purchased puts	Sold calls	Average premium
2015
Swaps	450	$95.25	$—	$—	$—	$—
Swaps with deferred premium (1)	4,028	$92.78	$—	$—	$—	$13.80
2016
Three-way collars	240	$—	$84.00	$92.00	$101.01	$—
Enhanced swaps (2)	3,720	$92.94	$80.52	$—	$—	$—
Purchased puts (2)	3,720	$—	$—	$60.00	$—	$5.54
___________

(1)	As a result of the deferred premiums, the above 4,028,000 barrels of crude oil production in 2015 are hedged at an effective price of $78.98/barrel.

(2)
Total premiums of $20,609 for the purchased puts were paid at contract inception in December 2014. Excluding the premiums and utilizing an average NYMEX strip price of $57.74 for 2016 as of March 31, 2015, the average realized price from our 3,720,000 barrels of hedged production that have associated sold puts and purchased puts is $72.42/barrel. This effective price is also the floor on the realized price we would receive in the event of any crude oil price decline below$60.00/barrel. Upon settlement, in the event that prices increase above $60.00/barrel, our effective price would increase by a commensurate amount of the price increase until prices reach the sold put price after which we would receive the swap price.

The following tables summarize our natural gas derivative instruments outstanding as of March 31, 2015:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu
2015
Natural gas swaps	12,240	$4.15
Natural gas basis protection swaps	10,800	$0.24
2016
Natural gas swaps	14,000	$4.19
Natural gas basis protection swaps	8,400	$0.36
2017
Natural gas swaps	12,700	$3.64
2018
Natural gas swaps	8,250	$3.83
On March 26, 2015, we entered into early settlements of certain oil and natural gas derivative contracts originally scheduled to settle between 2015 to 2017 covering 495,000 barrels of oil and 12,280 Bbtu of natural gas, receiving net proceeds of $15,395, in order to maintain compliance with the hedging limits imposed by covenants under our senior secured credit facility. The proceeds are included in non-hedge derivative gains (losses) disclosed below.

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

	As of March 31, 2015			As of December 31, 2014
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Natural gas swaps	$37,843	$—	$37,843	$32,939	$—	$32,939
Oil swaps	19,168	—	19,168	23,465	—	23,465
Oil collars	1,700	—	1,700	1,175	—	1,175
Oil enhanced swaps	91,362	—	91,362	100,724	—	100,724
Oil purchased puts	85,987	—	85,987	93,268	—	93,268
Natural gas basis differential swaps	1,041	—	1,041	292	(309)	(17)
Total derivative instruments	237,101	—	237,101	251,863	(309)	251,554
Less:
Netting adjustments (1)	—	—	—	232	(232)	—
Current portion asset (liability)	166,873	—	166,873	179,921	(77)	179,844
	$70,228	$—	$70,228	$71,710	$—	$71,710
___________

(1)
Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty. Positive and negative positions with a counterparty are netted only to the extent that they relate to the same current versus noncurrent classification on the balance sheet.

Derivative settlements outstanding at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Derivative settlements receivable included in accounts receivable	$41,092	$19,678
Effect of derivative instruments on the consolidated statements of operations
We do not apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as non-hedge derivative gains (losses) in the consolidated statements of operations.
Non-hedge derivative gains (losses) in the consolidated statements of operations are comprised of the following:

	Three months ended
	March 31,
	2015	2014
Change in fair value of commodity price swaps	$606	$(5,193)
Change in fair value of collars	525	(2,863)
Change in fair value of enhanced swaps and put options	(16,643)	(10,527)
Change in fair value of natural gas basis differential contracts	1,058	(1,861)
Receipts from (payments on) settlement of commodity price swaps	19,027	(5,850)
Payments on settlement of collars	—	(41)
Receipts from (payments on) settlement of enhanced swaps and put options	56,949	(1,992)
Payments on settlement of natural gas basis differential contracts	(91)	(872)
	$61,431	$(29,199)

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
Recurring fair value measurements
Our financial instruments recorded at fair value on a recurring basis consist of commodity derivative contracts (see Note 4—Derivative instruments). We have no Level 1 assets or liabilities as of March 31, 2015 or December 31, 2014. Our derivative contracts classified as Level 2 as of March 31, 2015 and December 31, 2014 consist of commodity price swaps and basis protection swaps, which are valued using an income approach. Future cash flows from the derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at the LIBOR swap rate.
As of March 31, 2015 and December 31, 2014, our derivative contracts classified as Level 3 consisted of three-way collars, enhanced swaps, sold puts and purchased puts. The fair value of these contracts is developed by a third-party pricing service using a proprietary valuation model, which we believe incorporates the assumptions that market participants would have made at the end of each period. Observable inputs include contractual terms, published forward pricing curves, and yield curves. Significant unobservable inputs are implied volatilities. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. We review these valuations and the changes in the fair value measurements for reasonableness. All derivative instruments are recorded at fair value and include a measure of our own nonperformance risk for derivative liabilities or that of our counterparties for derivative assets.
The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of March 31, 2015			As of December 31, 2014
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$58,052	$—	$58,052	$56,696	$(309)	$56,387
Significant unobservable inputs (Level 3)	179,049	—	179,049	195,167	—	195,167
Netting adjustments (1)	—	—	—	(232)	232	—
	$237,101	$—	$237,101	$251,631	$(77)	$251,554
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

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

Changes in the fair value of our derivative instruments classified as Level 3 in the fair value hierarchy during the three months ended March 31, 2015 and 2014 were:

	Three months ended March 31,
Net derivative assets (liabilities)	2015	2014
Beginning balance	$195,167	$3,622
Realized and unrealized gains (losses) included in non-hedge derivative losses	40,831	(15,423)
Settlements (received) paid	(56,949)	2,033
Ending balance	$179,049	$(9,768)
Gains relating to instruments still held at the reporting date included in non-hedge derivative gains (losses) for the period	$14,639	$(15,324)
Nonrecurring fair value measurements
Additions to the asset and liability associated with our asset retirement obligations are measured at fair value on a nonrecurring basis. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the first three months of 2015 and 2014 were escalated using an annual inflation rate of 2.91% and 2.95%, respectively, and discounted using our credit-adjusted risk-free interest rate of 12.40% and 5.80%, respectively. These estimates may change based upon future inflation rates and changes in statutory remediation rules. See Note 6—Asset retirement obligations for additional information regarding our asset retirement obligations.
Fair value of other financial instruments
Our significant financial instruments, other than derivatives, consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. We believe the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments.
The carrying value and estimated fair value of our long-term debt at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
Level 2	Carrying value	Estimated fair value	Carrying value	Estimated fair value
9.875% Senior Notes due 2020	$295,294	$228,480	$295,139	$269,091
8.25% Senior Notes due 2021	400,000	278,000	400,000	270,000
7.625% Senior Notes due 2022	554,666	368,500	554,869	379,775
Senior secured revolving credit facility	450,000	450,000	347,000	347,000
Other secured long-term debt	14,099	14,099	14,957	14,957
	$1,714,059	$1,339,079	$1,611,965	$1,280,823
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

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

Counterparty credit risk
Our derivative contracts are executed with institutions, or affiliates of institutions, that are parties to our senior secured revolving credit facility at the time of execution, and we believe the credit risks associated with all of these institutions are acceptable. We do not require collateral or other security from counterparties to support derivative instruments. Master agreements are in place with each of our derivative counterparties which provide for net settlement in the event of default or termination of the contracts under each respective agreement. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivatives. Our loss is further limited as any amounts due from a defaulting counterparty that is a lender, or an affiliate of a lender, under our senior secured revolving credit facility can be offset against amounts owed to such counterparty lender under our senior secured revolving credit facility. As of March 31, 2015, the counterparties to our open derivative contracts consisted of eight financial institutions, of which eight were subject to our rights of offset under our senior secured revolving credit facility.
The following table summarizes our derivative assets and liabilities which are offset in the consolidated balance sheets under our master netting agreements. It also reflects the amounts outstanding under our senior secured revolving credit facility that are available to offset our net derivative assets due from counterparties that are lenders under our senior secured revolving credit facility.

	Offset in the consolidated balance sheets			Gross amounts not offset in the consolidated balance sheets
	Gross assets (liabilities)	Offsetting assets (liabilities)	Net assets (liabilities)	Derivatives(1)	Amounts outstanding under senior secured revolving credit facility	Net amount
As of March 31, 2015
Derivative assets	$237,101	$—	$237,101	$—	$(140,962)	$96,139
Derivative liabilities	—	—	—	—	—	—
	$237,101	$—	$237,101	$—	$(140,962)	$96,139
As of December 31, 2014
Derivative assets	$251,863	$(232)	$251,631	$—	$(118,430)	$133,201
Derivative liabilities	(309)	232	(77)	—	—	(77)
	$251,554	$—	$251,554	$—	$(118,430)	$133,124
___________

(1)
Since positive and negative positions with a counterparty are netted on the balance sheet only to the extent that they relate to the same current versus noncurrent classification, these represent remaining amounts that could have been offset under our master netting agreements.

We did not post additional collateral under any of these contracts as all of our counterparties are secured by the collateral under our senior secured revolving credit facility. Payment on our derivative contracts would be accelerated in the event of a default on our senior secured revolving credit facility. The aggregate fair value of our derivative liabilities subject to acceleration in the event of default was nil at March 31, 2015.

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

Note 6: Asset retirement obligations
The following table provides a summary of our asset retirement obligation activity during the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015	2014
Beginning balance	$47,424	$55,179
Liabilities incurred in current period	141	139
Liabilities settled and disposed in current period	(3,030)	(170)
Revisions in estimated cash flows	398	—
Accretion expense	931	1,074
Ending balance	45,864	56,222
Less current portion included in accounts payable and accrued liabilities	844	1,874
	$45,020	$54,348
See Note 5—Fair value measurements for additional information regarding fair value assumptions associated with our asset retirement obligations.
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

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

A summary of our phantom stock and RSU activity during the three months ended March 31, 2015 is presented in the following table:

	Phantom Plan			RSU Plan
	Weighted average grant date fair value	Phantom shares	Vest date fair value	Weighted average grant date fair value	Restricted Stock Units	Vest date fair value
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2015	$20.18	23,179		$9.91	569,160
Granted	—	—		15.26	52,711
Vested	24.48	(6,649)	$25	10.58	(206,332)	$790
Forfeited	17.99	(4,907)		9.62	(105,159)
Unvested and outstanding at March 31, 2015	$18.64	11,623		$10.48	310,380
Based on an estimated fair value of $2.92 per phantom share and RSU as of March 31, 2015, the aggregate intrinsic value of the unvested phantom shares and RSUs outstanding was $940.
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
We have previously modified the vesting conditions of awards granted under the 2010 Plan. Please see “Note 10—Stock-based compensation” in Item 8. Financial Statement and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of the modifications.
A summary of our restricted stock activity during the three months ended March 31, 2015 is presented below:

	Time Vested			Performance Vested
	Weighted average grant date fair value	Restricted shares	Vest date fair value	Weighted average grant date fair value	Restricted shares
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2015	$791.52	25,834		$292.92	38,943
Granted	533.80	610		306.50	599
Vested	794.40	(6,354)	$3,392	—	—
Forfeited	764.16	(3,190)		310.57	(8,719)
Unvested and total outstanding at March 31, 2015	$786.30	16,900		$288.19	30,823

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

During the three months ended March 31, 2015 and 2014, respectively, we repurchased and canceled 1,404 and 1,068 vested shares, primarily for tax withholding, and we expect to repurchase and cancel approximately 2,000 restricted shares vesting during the next twelve months. Based on an estimated fair value of $533.80 per Time Vested restricted share, the aggregate intrinsic value of the unvested Time Vested restricted shares outstanding was $9,021 as of March 31, 2015.
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

	Three months ended
	March 31,
	2015	2014
Stock-based compensation cost	$(1,500)	$2,531
Less: stock-based compensation cost capitalized	415	(962)
Stock-based compensation expense	$(1,085)	$1,569
Payments for stock-based compensation	$812	$874
We recorded a credit to our stock-based compensation expense for the three months ended March 31, 2015, due to forfeitures that occurred in conjunction with our workforce reduction in February 2015 and due to a decrease in the per-unit value of our phantom stock and RSU awards. As of March 31, 2015 and December 31, 2014, accrued payroll and benefits payable included $4,056 and $4,830, respectively, for stock-based compensation costs expected to be settled within the next twelve months. Unrecognized compensation cost of approximately $14,793 is expected to be recognized over a weighted average period of 2.3 years.
Note 8: Commitments and contingencies
Standby letters of credit (“Letters”) available under our senior secured revolving credit facility are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had various Letters outstanding totaling $874 and $920 as of March 31, 2015 and December 31, 2014, respectively. Interest on each Letter accrues at the lender’s prime rate plus applicable margin for all amounts paid by the lenders under the Letters. No amounts were paid by the lenders under the Letters; therefore, we paid no interest on the Letters during the three months ended March 31, 2015 or 2014.
Litgation and Claims
Naylor Farms, Inc., individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On June 7, 2011, an alleged class action was filed against us in the United States District Court for the Western District of Oklahoma (“Naylor Farms Case”) alleging that we improperly deducted post-production costs from royalties paid to plaintiffs and other royalty interest owners as categorized in the petition from crude oil and natural gas wells located in Oklahoma. The purported class includes non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The plaintiffs have alleged a number of claims, including breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek termination of leases, recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the alleged class. We have responded to the Naylor Farms petition, denied the allegations and raised arguments and defenses. Discovery is ongoing and information and documents continue to be exchanged. The class has not been certified, but the motion for class certification is due in the fourth quarter of 2015. We are not currently able to estimate a reasonably possible loss or range of loss or what impact, if any, the Naylor Farms Case will have on our financial condition, results of operations or cash flows due to the preliminary status of the matters, the complexity and number of legal and factual issues presented by the matter and uncertainties with respect to, among other things, the nature of the claims and defenses, the potential size of the class, the scope and types of the properties and agreements involved, and the ultimate potential outcome of the matter. Plaintiffs in the Naylor Farms Case have indicated that, if the class is certified, they seek damages in excess of

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

$5,000 which may increase with the passage of time, a majority of which would be comprised of interest. We dispute plaintiffs’ claims, dispute that the case meets the requirements for a class action and are vigorously defending the case.
Amanda Dodson, individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On May 10, 2013, Amanda Dodson (the “Plaintiff”), filed a complaint against us in the District Court of Mayes County, Oklahoma, (“Dodson Case”) with allegation similar to those asserted in the Naylor Farms case related to post-production deductions, and include clams for breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek termination of leases, recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the alleged class. The alleged class includes non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. We have responded to the Dodson petition, denied the allegations and raised a number of affirmative defenses. At this time, a class has not been certified and discovery has not yet commenced. We are not currently able to estimate a reasonable possible loss or range of loss or what impact, if any, the Dodson Case will have on its financial condition, results of operations or cash flows due to the preliminary status of the matter, the complexity and number of legal and factual issues presented by the matter and uncertainties with respect to, among other things, the nature of the claims and defenses, the potential size of the class, the scope and types of the properties and agreements involved, and the ultimate potential outcome of the matter. We dispute plaintiffs’ claims, dispute that the case meets the requirements for a class action and are vigorously defending the case.
Martha Donelson and John Friend, on behalf of themselves and on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On August 11, 2014, an alleged class action was filed against us, as well as several other operators in Osage County, in the United States District Court for the Northern District of Oklahoma (“Donelson Case”), alleging claims on behalf of the named plaintiffs and all similarly situated Osage County land owners and surface lessees. The plaintiffs assert claims seeking recovery for trespass, nuisance, negligence and unjust enrichment. Relief sought includes declaring oil and natural gas leases and drilling permits obtained in Osage County without a prior NEPA study void ab initio, removing us from all properties owned by the class members, disgorgement of profits, and compensatory and punitive damages. We have joined in Motions to Dismiss filed by the other defendants. At this time, a class has not been certified and discovery has yet to begin. As such, we are not yet able to estimate a possible loss, or range of possible loss, if any. We dispute plaintiffs’ claims, dispute that the case meets the requirements for a class action and are vigorously defending the case.
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
We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases, capital leases and purchase obligations. Our operating leases primarily relate to CO2 recycle compressors at our EOR facilities and office equipment while our capital leases are related to the sale and subsequent leaseback of compressors. Our purchase obligations primarily relate to contracts for the purchase of CO2, drilling rig services, pipe and equipment. Other than additional debt borrowings during the three months ended March 31, 2015, there were no material changes to our contractual commitments since December 31, 2014.

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
Overview
Founded in 1988, we are an independent oil and natural gas exploration and production company headquartered in Oklahoma City, Oklahoma and are one of the largest oil producers in the state. In recent years, we have capitalized on our sustained success in our Mid-Continent area, expanding our holdings to become a leading player in both the liquids-rich Northern Oklahoma Mississippian and the oil-rich Panhandle Marmaton plays. In addition, we have a leadership position in CO2 Enhanced Oil Recovery (“EOR”) and are now the third largest CO2 EOR operator in the United States based on number of active projects. This position is underscored by our activity in the North Burbank Unit in Osage County, Oklahoma, which is the single largest oil recovery unit in the state.
Beginning in 2011, we have increased our focus on acquisition of leasehold acreage and exploration in resource plays with repeatable drilling opportunities. Our focus is concentrated in the Mid-Continent region, with most of our capital dollars spent in the Panhandle Marmaton, Mississippian and Woodford Shale plays. By concentrating in these core areas, we are developing a significant resource base to achieve production and reserve growth.
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
Generally, our producing properties have declining production rates. Our reserve estimates as of December 31, 2014 reflect that our production rate on current proved developed producing reserve properties will decline at annual rates of approximately 21%, 14% and 12% for the next three years. To grow our production and cash flow, we must find, develop and acquire new oil and natural gas reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop and acquire oil and natural gas reserves.
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
In response to the decrease in crude oil prices, in February 2015 we began implementation of a Company-wide effort to decrease our capital, operating and administrative costs. Our cost reduction initiatives included a reduction in our workforce by 180 employees, of which 121 were located in the Oklahoma City headquarters office and 59 were located at various field offices. In connection with our workforce reduction, we recorded a charge of $6.5 million during the first quarter of 2015 related to one-time severance and termination benefits.
Given the weak commodity price environment, we have aggressively pursued price concessions from third-party service vendors. Based on expected cost reductions from service providers and improved operational efficiencies, we anticipate decreases of 20% - 30% in drilling and completion costs and 15% - 20% in lease operating expenses for 2015. We are continuing negotiations with our vendors to receive the best possible pricing.
As part of our cost reduction initiatives, we engaged third party legal and professional services for which we have incurred expenses of approximately $2.3 million for the three months ended March 31, 2015. As discussed below in “Liquidity and capital resources,” we are allowed to exclude up to $25.0 million of expenses incurred in connection with our cost reduction initiatives, including costs related to our workforce reduction, from our EBITDA-based covenant under our senior secured revolving credit facility.
We have significantly reduced our 2015 capital expenditures budget to $177.3 million, nearly one quarter the amount spent in 2014. We expect our operated rig count to average 2 rigs for full-year 2015, down from 10 operated rigs at December 31, 2014. As of April 7, 2015, we are operating one rig. While we have scaled back our 2015 drilling, we plan to continue the momentum of our long-term growth projects in our Mid-Continent area by focusing our drilling efforts in core areas of those plays that have the greatest potential to improve recoveries and rates of return.
Our 2015 capital budget was established based on an expectation of spending within available cash flows from operations, which included additional borrowings under our credit agreement during the first quarter as we reduced our accounts payable, with expected pay-down of those borrowings beginning in the second quarter. We will continue to monitor our capital spending closely based on actual and projected cash flows and could scale back our 2015 spending further should commodity prices fall further. Conversely, a significant improvement in crude oil prices could result in an increase in our capital expenditures.
We deal with volatility in commodity prices primarily by maintaining flexibility in our capital investment program with a diversified drilling portfolio and limited long-term commitments, which enables us to respond quickly to industry price volatility, as well as by aggressively pursuing cost reductions in a market downturn. However, price volatility impacts our business in various other ways, including our full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending on the balance sheet date. For the year ended December 31, 2014, those prices were $94.99 per Bbl for oil and $4.35 per MMBtu for natural gas, while the unweighted arithmetic average prices of crude oil and natural as of the first day of each month for the 12-month period through March 2015 were $82.72 per Bbl and $3.88 per MMBtu, respectively. Prices have remained low into the second quarter. If commodity prices remain at the current level, the average prices used in the ceiling test calculation will decline and will likely cause write-downs of our oil and natural gas properties, which could occur as early as the second quarter of 2015. Continued write-downs of oil and natural gas properties may occur until such time as commodity prices recover, and remain at recovered levels, so as to meaningfully increase the 12-month average price used in the ceiling test calculation. In addition to commodity prices, our production rates, levels of proved reserves, estimated future operating expenses, estimated future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

2015 Highlights
During the first quarter of 2015, production increased 9% to 2,826 MBoe compared to production of 2,591 MBoe during the first quarter of 2014, primarily due to our drilling activity and increased EOR production response partially offset by our significant property divestitures. Despite production increases, revenue from commodity sales was $(80.3) million lower in the first quarter of 2015 compared to the first quarter in 2014 as a result of the 51% decrease in average realized prices. Additionally, due primarily to downward changes in the NYMEX forward commodity price curves, we had a non-hedge derivative gain of $61.4 million in the first quarter of 2015 compared to $29.2 million of non-hedge derivative losses during the same period last year. As a result of these and other factors, we reported a net gain of $4.2 million during the first quarter of 2015 compared to a net gain of $4.4 million for the comparable period in 2014.
The following are material events that have impacted our liquidity or results of operations, and/or are expected to impact these items in future periods:

•
Capital expenditures. Our oil and natural gas property capital expenditure budget for 2015 is set at $177.3 million. Our capital expenditures during the three months ended March 31, 2015 were $71.6 million, consisting primarily of $44.9 million in drilling and completion expenditures in our E&P Areas, $13.8 million for our EOR Project Areas (excluding acquisitions) and $9.2 million for the acquisition of oil and natural gas properties and leasehold.

•
Senior secured revolving credit facility and liquidity. We have entered into an amendment to our senior secured revolving credit facility effective April 1, 2015, pursuant to which our borrowing base was redetermined to $550.0 million and certain covenants were revised as discussed further in “Liquidity and Capital Resources—Senior secured revolving credit facility” and “Note 3—Long-term debt” in Item 1. Financial Statements and Supplementary Data of this report.

Results of operations
Production
Production volumes by area were as follows (MBoe):

	Three months ended		Percent change
	March 31,
	2015	2014
E&P Areas
Mississippian	810	526	54.0%
Panhandle Marmaton	244	185	31.9%
Woodford Shale	151	23	556.5%
Oswego	112	64	75.0%
Legacy Production Areas	647	689	(6.1)%
Total E&P Areas	1,964	1,487	32.1%
EOR Project Areas
Active EOR Projects	538	395	36.2%
Potential EOR Projects	317	342	(7.3)%
Total EOR Project Areas	855	737	16.0%
Non-Core Properties	7	367	(98.1)%
Total	2,826	2,591	9.1%
E&P Areas

E&P Areas includes our Mississippian, Panhandle Marmaton, Oswego and Woodford Shale plays, which are our repeatable resource plays. E&P Areas also includes our Legacy Production Areas, which primarily include mature properties with low production decline curves. The majority of the properties in our Legacy Production Areas are located in and hold leasehold acreage for future exploration in our existing repeatable resource plays.

The increase in production in our E&P Areas for the three months ended March 31, 2015 compared to the same period in 2014 is primarily due to our drilling and development activities in our Mississippian and Woodford Shale plays, slightly offset by decreased production in our Legacy Production Areas. The Mississippian and Woodford Shale plays accounted for approximately 34%, and 21% of our total production during the three months ended March 31, 2015 and 2014, respectively. The decrease in production in our Legacy Production Areas is primarily due to strategic divestitures within these areas and normal production decline in the last twelve months concentrated in our Anadarko Cleveland Sand and Granite Wash plays.
EOR Project Areas
Our EOR Project Areas include both currently Active EOR Projects and Potential EOR Projects. Potential EOR Projects have no current EOR production or reserves at March 31, 2015. Our Active EOR Project areas include properties that have proved EOR reserves, ongoing EOR operations, or that have an approved authorization for expenditure for EOR operations. Production increases in our Active EOR Projects for the three months ended March 31, 2015 compared to the same period in 2014 were primarily due to production response in our North Burbank Unit and in our Farnsworth Unit.
Non-Core Properties
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, we sold most of our our Ark-La-Tex, Permian Basin, and North Texas properties during 2014. Production decreases in our Non-Core Properties were primarily due to divestitures within these areas. The remaining production within our Non-Core Properties is primarily attributable to properties we still own in our Gulf Coast areas.
Revenues
Our commodity sales are derived from the sale of oil, natural gas and natural gas liquids production. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.
The following table presents information about our commodity sales before the effects of commodity derivative settlements:

	Three months ended		Increase / (Decrease)	Percent change
	March 31,
	2015	2014
Commodity sales (in thousands)
Oil	$71,765	$135,119	$(63,354)	(46.9)%
Natural gas	14,147	25,152	(11,005)	(43.8)%
Natural gas liquids	7,167	13,068	(5,901)	(45.2)%
Total commodity sales	$93,079	$173,339	$(80,260)	(46.3)%
Production
Oil (MBbls)	1,573	1,415	158	11.2%
Natural gas (MMcf)	4,958	5,173	(215)	(4.2)%
Natural gas liquids (MBbls)	427	314	113	36.0%
MBoe	2,826	2,591	235	9.1%
Average daily production (Boe/d)	31,400	28,789	2,611	9.1%
Average sales prices (excluding derivative settlements)
Oil per Bbl	$45.62	$95.49	$(49.87)	(52.2)%
Natural gas per Mcf	$2.85	$4.86	$(2.01)	(41.4)%
NGLs per Bbl	$16.78	$41.62	$(24.84)	(59.7)%
Average sales price per Boe	$32.94	$66.90	$(33.96)	(50.8)%
Our total commodity sales decreased significantly during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 as a result of a 51% decrease in the average price per Boe offset slightly by a 9% increase in production volumes sold.
Average production volumes sold increased by 2,611 Boe per day, or 9%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in average production volumes sold was primarily a result of new production from wells that were completed during the twelve months ended March 31, 2015 plus response from our EOR Project Areas which more than offset the decrease due to the strategic divestitures of our Non-Core properties during the period and the decline in production in wells that were producing as of March 31, 2014. Average daily production volumes sold in our Mississippian and Woodford Shale plays increased by approximately 3,156 Boe per day, and 1,422 Boe per day, respectively, during the first quarter of 2015 compared to the first quarter of 2014, primarily as a result of our recent well completions. Average daily production volumes sold in our Active EOR project areas increased by approximately 1,589 Boe per day during the first quarter of 2015 compared to the first quarter of 2014, primarily as a result of production response in our North Burbank Unit and in our Farnsworth Unit. These increases were partially offset by a decrease in average production volumes sold in our Non-Core Properties and our Legacy Production Areas primarily due to strategic divestitures combined with declines in production and reduced drilling activity in these areas.
The relative impact of changes in commodity prices and sales volumes on our oil, natural gas and natural gas liquids sales before the effects of hedging is shown in the following table:

	Three months ended March 31,
	2015 vs. 2014
(in thousands)	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$(78,441)	(58.1)%
Production	15,087	11.2%
Total change in oil sales	$(63,354)	(46.9)%
Change in natural gas sales due to:
Prices	$(9,960)	(39.6)%
Production	(1,045)	(4.2)%
Total change in natural gas sales	$(11,005)	(43.8)%
Change in natural gas liquids sales due to:
Prices	$(10,604)	(81.2)%
Production	4,703	36.0%
Total change in natural gas liquids sales	$(5,901)	(45.2)%
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

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements on realized prices:

	Three months ended
	March 31,
	2015	2014
Oil (per Bbl)(1):
Before derivative settlements	$39.47	$85.71
After derivative settlements (2)	$66.61	$83.86
Post-settlement to pre-settlement price	168.8%	97.8%
Natural gas (per Mcf):
Before derivative settlements	$2.85	$4.86
After derivative settlements (2)	$4.11	$3.79
Post-settlement to pre-settlement price	144.2%	78.0%

(1)	Includes natural gas liquids.

(2)	Does not include settlements received from the early monetization of our derivative contracts discussed below.
The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

(in thousands)	March 31, 2015	December 31, 2014
Derivative assets (liabilities):
Natural gas swaps	$37,843	$32,939
Oil swaps	19,168	23,465
Oil collars	1,700	1,175
Oil enhanced swaps	91,362	100,724
Oil purchased puts	85,987	93,268
Natural gas basis differential swaps	1,041	(17)
Net derivative assets	$237,101	$251,554
The effects of derivative activities on our results of operations and cash flows were as follows for the periods indicated:

	Three months ended March 31,
	2015		2014
(in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)

Non-hedge derivative gains (losses):
Oil swaps, collars, enhanced swaps and puts	$(20,415)	$64,403	$(14,040)	$(3,194)
Natural gas swaps	4,903	11,573	(4,543)	(4,689)
Natural gas basis differential contracts	1,058	(91)	(1,861)	(872)
Non-hedge derivative (losses) gains	$(14,454)	$75,885	$(20,444)	$(8,755)
We do not apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as non-hedge derivative gains (losses) in our consolidated statements of operations. Non-hedge derivative gains (losses) were $61.4 million during the three months ended March 31, 2015 compared to $(29.2) million during the three months ended March 31, 2014. The fluctuation in non-hedge derivative gains (losses) from period to period is due primarily to the significant volatility of oil and natural gas prices and to changes in our outstanding derivative contracts during these periods.

On March 26, 2015, we entered into early settlements of certain oil and natural gas derivative contracts originally scheduled to settle between 2015 to 2017 covering 495,000 barrels of oil and 12,280 Bbtu of natural gas for net proceeds of $15,395 in order to maintain compliance with the hedging limits imposed by covenants under our senior secured credit facility. The proceeds are included in the cash receipts related to the gains (losses) from derivative activities in the table above.
Lease operating expenses

	Three months ended March 31,		Increase / (Decrease)	Percent change
	2015	2014
Lease operating expenses (in thousands, except per Boe data)
E&P Areas	$13,820	$17,664	$(3,844)	(21.8)%
EOR Project Areas	$17,812	$15,991	$1,821	11.4%
Total lease operating expense	$31,632	$33,655	$(2,023)	(6.0)%
Lease operating expenses per Boe
E&P Areas	$7.01	$9.53	$(2.52)	(26.4)%
EOR Project Areas	$20.83	$21.70	$(0.87)	(4.0)%
Lease operating expenses per Boe	$11.19	$12.99	$(1.80)	(13.9)%
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
Our E&P Areas lease operating expenses decreased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily as a result of the divestiture of certain non-core assets with higher operating costs and temporary shut-in of marginal wells due to the current low price environment partially offset by the incremental cost associated with new wells added during the last twelve months. Our E&P Areas lease operating expenses on a per Boe basis decreased primarily as a result of the divestiture of certain non-core assets with higher operating costs combined with the overall increase in production volumes between periods.
Our EOR Project Areas lease operating expenses increased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to additional costs associated with expansion of our EOR floods at our North Burbank and Farnsworth units. Our EOR Project Areas lease operating expenses on a per Boe basis decreased primarily as a result of the overall increase in production volumes between periods.
Transportation and processing expenses

	Three months ended March 31,		Increase / (Decrease)	Percent change
	2015	2014
Transportation and processing expenses (in thousands)	$2,372	$1,366	$1,006	73.6%
Transportation and processing expenses per Boe	$0.84	$0.53	$0.31	58.5%
Transportation and processing expenses principally consist of expenditures to prepare and transport production from the wellhead to a specified sales point and gas processing costs. Our transportation and processing expenses increased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 as a result of the overall increase in natural gas liquids volumes processed in between periods primarily from our participation interests in wells drilled in the Cana Woodford Shale during the last twelve months.

Production taxes (which include ad valorem taxes)

	Three months ended March 31,		Increase / (Decrease)	Percent change
	2015	2014
Production taxes (in thousands)	$4,484	$6,643	$(2,159)	(32.5)%
Production taxes per Boe	$1.59	$2.56	$(0.97)	(37.9)%
Production taxes generally change in proportion to commodity sales. Some states offer exemptions or reduced production tax rates for horizontal drilling, enhanced recovery projects and high cost gas wells. In Oklahoma, new wells currently qualify for a tax incentive and are taxed at a lower rate of 1% during their initial 48 months of production. Recent legislation increases the tax incentive rate to 2% for the initial 36 months of production for wells spudded on or after July 1, 2015. After the incentive period expires, the tax rate reverts to the statutory rate.
Our production taxes decreased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to our 51% decrease in the average price on our commodity sales. Also contributing to the decline were our strategic divestitures of wells in our Non-Core Properties and Legacy Production Areas, which generally had higher tax rates, and reduced tax rates for horizontal drilling and our EOR projects. These increases were partially offset by the 9% increase in sales volumes.
Depreciation, depletion and amortization (“DD&A”) and losses on impairment

	Three months ended March 31,		Increase / (Decrease)	Percent change
	2015	2014
DD&A (in thousands):
Oil and natural gas properties	$61,896	$52,159	$9,737	18.7%
Property and equipment	2,384	2,517	(133)	(5.3)%
Accretion of asset retirement obligation	931	1,074	(143)	(13.3)%
Total DD&A	$65,211	$55,750	$9,461	17.0%
DD&A per Boe:
Oil and natural gas properties	$21.90	$20.13	$1.77	8.8%
Other fixed assets	$1.17	$1.39	$(0.22)	(15.8)%
Total DD&A per Boe	$23.07	$21.52	$1.55	7.2%
We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and costs. Thus, our DD&A rate could change significantly in the future.
DD&A on oil and natural gas properties increased $9.7 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, of which $5.0 million was due to a higher rate per equivalent unit of production and $4.7 million was due to an increase in production. Our DD&A rate per equivalent unit of production increased for the three months ended March 31, 2015 primarily due to higher cost reserve additions combined with an increase in our amortization base which included the transfer of amounts from unevaluated oil and gas properties to proved oil and natural gas properties in the fourth quarter of 2014.

General and administrative expenses (“G&A”)

	Three months ended March 31,		Increase / (Decrease)	Percent change
	2015	2014
G&A and cost reduction initiatives (in thousands):
Gross G&A expenses	$12,032	$20,140	$(8,108)	(40.3)%
Capitalized exploration and development costs	(2,838)	(6,753)	3,915	(58.0)%
Net G&A expenses	$9,194	$13,387	$(4,193)	(31.3)%
Cost reduction initiatives	$8,774	$—	$8,774	n/a
Net G&A and cost reduction initiatives expense	$17,968	$13,387	$4,581	34.2%
Average G&A expense per Boe	$3.25	$5.17	$(1.92)	(37.1)%
Average G&A and cost reduction initiatives expense per Boe	$6.36	$5.17	$1.19	23.0%
Gross G&A expenses decreased during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to forfeitures of deferred compensation awards and lower compensation and benefits costs. Compensation and benefits were lower due to lower headcount subsequent to our workforce reduction and due to the lower commodity price environment.
Capitalized exploration and development costs decreased between periods primarily due to a lower proportion of compensation costs subject to capitalization in our current lower commodity price environment.
Cost reduction initiatives includes expenses related to our efforts to reduce our capital, operating and administrative costs in response to the recent deterioration of commodity prices. Included in our expenses for cost reduction initiatives are $6.5 million in one-time severance and termination benefits in connection with our reduction in force that was implemented in February 2015. The remaining cost reduction expense is a result of third party legal and professional services we have engaged to assist in these initiatives. As discussed below in “Liquidity and capital resources,” we are allowed to exclude up to $25.0 million of expenses incurred in connection with our cost reduction initiatives, including costs related to our workforce reduction, from our EBITDA-based covenant under our senior secured revolving credit facility.
Our G&A expenses on a Boe basis decreased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to these same factors combined with the increase in overall production volumes between periods.
Other income and expenses
Interest expense. The following table presents interest expense for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2015	2014
9.875% Senior Notes due 2020	$7,714	$7,683
8.25% Senior Notes due 2021	8,431	8,416
7.625% Senior Notes due 2022	10,554	10,534
Senior secured revolving credit facility	2,164	1,419
Bank fees and other interest	1,311	1,349
Capitalized interest	(3,462)	(2,942)
Total interest expense	$26,712	$26,459
Average long-term borrowings	$1,694,802	$1,575,976
Total interest expense for the three months ended March 31, 2015 increased 1% compared to the three months ended March 31, 2014 primarily due to increased levels of borrowing on our senior secured revolving credit facility and reduced capitalized interest.

Liquidity and capital resources
Historically, our primary sources of liquidity have been cash generated from our operations, debt, private equity sales and proceeds from asset dispositions. As of March 31, 2015, we had cash and cash equivalents of $42.2 million and had borrowed $450.0 million under our senior secured revolving credit facility with a borrowing base of $650.0 million. As of May 12, 2015, we had borrowed $450.0 million under our senior secured revolving credit facility with a borrowing base of $550.0 million.
We believe that we will have sufficient funds available through our cash from operations, proceeds from asset divestitures and borrowing capacity under our revolving line of credit to meet our normal recurring operating needs, debt service obligations, capital requirements and contingencies for the next 12 months.
All of our sources of liquidity can be impacted by the general condition of the broader economy and by fluctuations in commodity prices, operating costs, and volumes produced, all of which affect us and our industry. We have no control over the market prices for oil, gas, or NGLs, although we are able to influence the amount of our realized revenues from our oil, gas, and NGL sales through the use of derivative contracts as part of our commodity price risk management program. Historically, decreases in commodity prices have limited our industry’s access to capital markets. The borrowing base under our credit facility has been and could be further reduced as a result of lower commodity prices and divestitures of proved properties. Beginning in the third quarter of 2014 and continuing into the present, oil, natural gas and NGL commodity prices declined significantly and are expected to fluctuate in the future. We deal with volatility in commodity prices primarily by our derivative hedging program and maintaining flexibility in our capital investment program with a diversified drilling portfolio and limited long-term commitments, which enables us to respond quickly to industry price volatility, as well as aggressively pursuing cost reductions in a market downturn. The profitability of the oil and gas operations and the ability to realize recorded asset values is dependent on the success of future development plans and projected long-term market conditions.
Sources and uses of cash
Our net change in cash is summarized as follows:

	Three months ended		Increase / (Decrease)	Percent Change
	March 31,
(in thousands)	2015	2014
Cash flows (used in) provided by operating activities	$(13,022)	$74,239	$(87,261)	(117.5)%
Cash flows used in investing activities	(77,845)	(130,427)	52,582	(40.3)%
Cash flows provided by financing activities	101,548	46,250	55,298	119.6%
Net increase (decrease) in cash during the period	$10,681	$(9,938)	$20,619	(207.5)%
Our cash flows from operating activities is derived substantially from the production and sale of oil and natural gas. Our cash flows from operating activities were lower in the current year due to a decrease in commodity sales driven by lower prices on all our commodities and due to expenses associated with our cost reduction initiatives.
When available, we use the net cash provided by operations to partially fund our acquisition, exploration and development activities. Our acquisition, exploration and development activities and our payments of accounts payable for the three months ended March 31, 2015, were funded by settlement proceeds from our derivative instruments and borrowings from our senior secured borrowing credit facility. For the three months ended March 31, 2014 cash flows provided by operating activities were approximately 54%, of cash used for the acquisition and development of our property.

Our cash flows from investing activities is comprised primarily of cash inflows from asset dispositions and derivative settlement receipts offset by cash outflows for capital expenditures and derivative settlement payments.
We expect our capital expenditure for 2015 to be more heavily-focused on the first half of the year with 40% of our annual budget incurred as of March 31, 2015 and approximately 60% to be incurred by mid-year. Our actual costs incurred, including costs that we have accrued for, and our budgeted 2015 capital expenditures for oil and natural gas properties during the three months ended March 31, 2015 are summarized in the following table:

(in thousands)	E&P Areas	EOR Project Areas	Non-Core Properties	Total	2015 Capital Expenditures Budget (1)(2)
Acquisitions	$9,161	$—	$37	$9,198	$19,971
Drilling	44,875	—	—	44,875	97,703
Enhancements	3,562	3,307	188	7,057	26,386
Pipeline and field infrastructure	—	5,791	—	5,791	8,624
CO2 purchases	—	4,704	—	4,704	24,656
Total	$57,598	$13,802	$225	$71,625	$177,340
___________

(1)	Includes $49.6 million allocated to our EOR project areas as follows: enhancements of $16.3 million, pipeline and field infrastructure of $8.6 million, and CO2 purchases of $24.7 million.

(2)	Budget categories presented include allocations of capitalized interest and general and administrative expenses.
Net cash used in investing activities during the three months ended March 31, 2015 was comprised of cash outflows for capital expenditure of $156.8 million, partially offset by cash inflows from derivative settlement receipts of $75.9 million and asset dispositions of $3.1 million. Our cash outflows for capital expenditure is greater than our actual costs incurred for the period, disclosed in the table above, as a result of payments in the current period for expenditures accrued at the end of the prior year. Net cash used in investing activities during the three months ended March 31, 2014 was comprised primarily of cash outflows for capital expenditure of $138.7 million and derivative settlement payments of $8.8 million, partially offset by cash inflows from asset dispositions of $17.0 million.
Cash flows from financing activities is comprised primarily of cash inflows from long-term debt borrowings, offset by cash outflows from repayments of long-term debt and capital leases. During the three months ended March 31, 2015, we had borrowings of $103.0 million which were partially offset by repayments of $0.9 million on our long-term debt and $0.6 million on our capital leases. During the three months ended March 31, 2014, we had borrowings of $50.6 million, partially offset by repayments of $3.8 million on our long-term debt and $0.6 million on our capital leases.
Indebtedness
Long-term debt consists of the following as of the dates indicated:

(in thousands)	March 31, 2015	December 31, 2014
9.875% Senior Notes due 2020, net of discount of $4,706 and $4,861, respectively	$295,294	$295,139
8.25% Senior Notes due 2021	400,000	400,000
7.625% Senior Notes due 2022, including premium of $4,666 and $4,869, respectively	554,666	554,869
Senior secured revolving credit facility	450,000	347,000
Real estate mortgage notes	10,577	10,705
Installment notes	3,522	4,252
Capital lease obligations	21,245	21,837
	$1,735,304	$1,633,802

Please see “Note 5—Long-term debt” in Item 8. Financial Statement and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of material terms governing our senior notes and senior secured revolving credit facility.
Senior secured revolving credit facility
We maintain a senior secured revolving credit facility, which is collateralized by our oil and natural gas properties, and matures on November 1, 2017. As of March 31, 2015, we have $450.0 million of outstanding borrowings under our senior secured revolving credit facility. Our borrowing base on the facility decreased from $650.0 million to $550.0 million effective April 1, 2015
Availability under our senior secured revolving credit facility is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. The banks establish a borrowing base by making an estimate of the collateral value of our oil and natural gas properties. If oil and natural gas prices decrease from the amounts used in estimating the collateral value of our oil and natural gas properties, the borrowing base may be reduced, thus reducing funds available under the borrowing base.
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

(dollars in thousands)	March 31, 2015	December 31, 2014
Current assets per GAAP	$342,110	$339,898
Plus—Availability under senior secured revolving credit facility	199,126	302,080
Less—Short-term derivative instruments	(166,873)	(179,921)
Current assets as adjusted	$374,363	$462,057
Current liabilities per GAAP	$221,269	$328,366
Less—Short-term derivative instruments	—	(77)
Less—Short-term asset retirement obligations	(844)	(4,147)
Less—Deferred tax liability on derivative instruments and asset retirement obligations	(62,394)	(65,799)
Current liabilities as adjusted	$158,031	$258,343
Current ratio for loan compliance	2.37	1.79
Current ratio per GAAP	1.55	1.04
Our senior secured revolving credit facility, as amended, requires us to maintain a Consolidated Net Debt to Consolidated EBITDAX ratio, as defined in our senior secured revolving credit facility, of not greater than 4.50 to 1.0 for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarter. As of March 31, 2015, availability under our senior secured revolving credit facility was limited to $199.1 million which was not limited by the Consolidated Net Debt to Consolidated EBITDAX ratio.
We have entered into an amendment to our senior secured revolving credit facility (the “Fifteenth Amendment”) effective April 1, 2015. Among other things, the amendment replaced the Consolidated Net Debt to Consolidated EBITDAX covenant described above with a covenant based on the ratio of Consolidated Net Secured Debt to Consolidated EBITDAX, as defined in the Fifteenth Amendment. Under this covenant, we are required to maintain a ratio of Consolidated Net Secured Debt to Consolidated EBITDAX no greater than 2.25 to 1.0 for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarter. For the same applicable periods, the Fifteenth Amendment also requires us to maintain an Interest Coverage Ratio, as defined in the Fifteenth Amendment, of no less than 2.00 to 1.00. The Fifteenth Amendment revised the definition of Consolidated EBITDAX to exclude up to $25.0 million in expenses incurred subsequent to January 1, 2015, in connection with our cost reduction initiatives, transition, business optimization and other restructuring charges. The charges we have incurred to date under this category are described above under “Results of operations - General and administrative expenses.” Under the Fifteenth Amendment, we are also allowed to incur an additional $300.0 million in Additional Permitted Debt, as defined in the Fifteenth Amendment to now include both secured and unsecured debt.
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
Asset divestitures and alternative capital sources
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, during 2014 we sold various oil and natural gas properties primarily located in our Ark-La-Tex, Permian Basin, and North Texas areas. Our asset sales in 2014 generated a total of $291.4 million in cash. Proceeds from our property sales provide us with an additional source of liquidity to pay down borrowings under our senior secured revolving credit facility, fund capital expenditures and for general corporate purposes. Our external sources of liquidity in the future may include asset sales, additional public or private issuances of common or preferred stock, or project financing. While we believe we would be able to obtain funds through one or more of these alternative sources if needed, we cannot provide assurance that these resources would be available on terms acceptable to us.
Contractual Obligations
We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases, capital leases and purchase obligations. Our operating leases primarily relate to CO2 recycle compressors at our EOR facilities and office equipment while our capital leases are related to the sale and subsequent leaseback of compressors. Our purchase obligations primarily relate to contracts for the purchase of CO2, drilling rig services, pipe and equipment.
Other than additional borrowings under our senior secured credit facility during the three months ended March 31, 2015, there were no material changes to our contractual commitments since December 31, 2014.

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
We define adjusted EBITDA as net income, adjusted to exclude (1) interest and other financing costs, net of capitalized interest, (2) income taxes, (3) depreciation, depletion and amortization, (4) non-cash change in fair value of non-hedge derivative instruments, (5) interest income, (6) stock-based compensation expense, (7) gain or loss on disposed assets, (8) upfront premiums paid on settled derivative contracts, (9) impairment charges, and (10) expenses associated with our cost reduction initiatives, transition, business optimization and other restructuring charges not to exceed $25.0 million in 2015 (as allowed under our senior secured revolving credit facility) and (11) other significant, unusual non-cash charges.
The following table provides a reconciliation of our net income (loss) to adjusted EBITDA for the specified periods:

	Three months ended March 31,
(in thousands)	2015	2014
Net income (loss)	$4,248	$4,405
Interest expense	26,712	26,459
Income tax expense	2,557	2,635
Depreciation, depletion, and amortization	65,211	55,750
Non-cash change in fair value of non-hedge derivative instruments	14,454	20,444
Upfront premiums paid on settled derivative contracts	—	(166)
Interest income	(123)	(15)
Stock-based compensation expense	(922)	1,238
Gain on sale of assets	(79)	(84)
Cost reduction initiatives expense	8,774	—
Adjusted EBITDA	$120,832	$110,666

Critical accounting policies
For a discussion of our critical accounting policies, which remain unchanged, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Commodity prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our senior secured revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our production for the three months ended March 31, 2015, our gross revenues from oil and natural gas sales would change approximately $2.0 million for each $1.00 change in oil and natural gas liquid prices and $0.5 million for each $0.10 change in natural gas prices.
To mitigate a portion of our exposure to fluctuations in commodity prices, we enter into various types of derivative instruments, including commodity price swaps, enhanced swaps, costless collars, put options, and basis protection swaps. We currently do not apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as non-hedge derivative gains (losses) in the consolidated statements of operations. This can have a significant impact on our results of operations due to the volatility of the underlying commodity prices. Please see “Note 4—Derivative instruments” in Item 1. Financial statements of this report for further discussion of our derivative instruments.
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

Our outstanding crude oil derivative instruments as of March 31, 2015 are summarized below:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Sold puts	Purchased puts	Sold calls	Average Premium

April - June 2015
Swaps	150	$96.60	$—	$—	$—	$—
Swaps with deferred premium (1)	1,418	$93.32	$—	$—	$—	$13.80
July - September 2015
Swaps	150	$95.12	$—	$—	$—	$—
Swaps with deferred premium (1)	1,305	$92.48	$—	$—	$—	$13.80
October - December 2015
Swaps	150	$94.03	$—	$—	$—	$—
Swaps with deferred premium (1)	1,305	$92.48	$—	$—	$—	$13.80
January - March 2016
Three-way collars	60	$—	$84.00	$92.00	$101.01	$—
Enhanced swaps (2)	960	$92.98	$80.50	$—	$—	$—
Purchased puts (2)	960	$—	$—	$60.00	$—	$5.54
April - June 2016
Three-way collars	60	$—	$84.00	$92.00	$101.01	$—
Enhanced swaps (2)	960	$92.98	$80.50	$—	$—	$—
Purchased puts (2)	960	$—	$—	$60.00	$—	$5.54
July - September 2016
Three-way collars	60	$—	$84.00	$92.00	$101.01	$—
Enhanced swaps (2)	900	$92.91	$80.53	$—	$—	$—
Purchased puts (2)	900	$—	$—	$60.00	$—	$5.54
October - December 2016
Three-way collars	60	$—	$84.00	$92.00	$101.01	$—
Enhanced swaps (2)	900	$92.91	$80.53	$—	$—	$—
Purchased puts (2)	900	$—	$—	$60.00	$—	$5.54
___________

(1)	As a result of the deferred premiums, the above 4,028,000 barrels of crude oil production in 2015 are hedged at an average effective price of $78.98/barrel.

(2)
Total premiums of $20,609 for the purchased puts were paid at contract inception in December 2014. Excluding the premiums and utilizing an average NYMEX strip price of $57.74 for 2016 as of March 31, 2015, the average realized price from our 3,720,000 barrels of hedged production that have associated sold puts and purchased puts is $72.42/barrel. This effective price is also the floor on the realized price we would receive in the event of any crude oil price decline below$60.00/barrel. Upon settlement, in the event that prices increase above $60.00/barrel, our effective price would increase by a commensurate amount of the price increase until prices reach the sold put price after which we would receive the swap price.

Our outstanding natural gas derivative instruments as of March 31, 2015 are summarized below:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu

April - June 2015
Natural gas swaps	4,320	$4.06
Natural gas basis protection swaps	3,600	$0.24
July - September 2015
Natural gas swaps	3,980	$4.15
Natural gas basis protection swaps	3,600	$0.24
October - December 2015
Natural gas swaps	3,940	$4.24
Natural gas basis protection swaps	3,600	$0.24
January - March 2016
Natural gas swaps	3,950	$4.30
Natural gas basis protection swaps	2,100	$0.36
April - June 2016
Natural gas swaps	3,300	$4.10
Natural gas basis protection swaps	2,100	$0.36
July - September 2016
Natural gas swaps	3,300	$4.13
Natural gas basis protection swaps	2,100	$0.36
October - December 2016
Natural gas swaps	3,450	$4.19
Natural gas basis protection swaps	2,100	$0.36
January - March 2017
Natural gas swaps	3,730	$3.72
April - July 2017
Natural gas swaps	2,790	$3.52
July - September 2017
Natural gas swaps	3,300	$3.58
October - December 2017
Natural gas swaps	2,880	$3.71
January - March 2018
Natural gas swaps	2,390	$3.98
April - July 2018
Natural gas swaps	2,010	$3.68
July - September 2018
Natural gas swaps	1,960	$3.74
October - December 2018
Natural gas swaps	1,890	$3.90

Interest rates. All of the outstanding borrowings under our senior secured revolving facility as of March 31, 2015 are subject to market rates of interest as determined from time to time by the banks. We may elect to borrow under our senior secured revolving credit facility at either Eurodollar rate, which is linked to LIBOR, or the ABR. Loans subject to the ABR bear interest at a fluctuating rate that is linked to the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in the senior secured revolving credit facility, plus 0.50%, or

(3) the Adjusted LIBO rate, as defined in our senior secured revolving credit facility, plus 1%. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $650.0 million, equal to our borrowing base at March 31, 2015, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $6.5 million.

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
Please see “Note 8—Commitments and contingencies” in Item 1. Financial statements of this report for a discussion of our material legal proceedings. In our opinion, there are no other material pending legal proceedings to which we are a party or of which any of our property is the subject. However, due to the nature of our business, certain legal or administrative proceedings may arise from time to time in the ordinary course of business. While the outcome of these legal matters cannot be predicted with certainty, we do not expect them to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
Studies by both state or federal agencies demonstrating a correlation between earthquakes and oil and natural gas activities could result in increased regulatory and operational burdens
In our Annual Report on Form 10-K for the year ended December 31, 2014, filed March 31, 2015, we stated that some parties believe there is a correlation between the operation of underground injection wells for the disposal of produced water and the increased occurrence of earthquakes in Oklahoma, but that the results of state and federal studies on the existence of a correlation are uncertain.  On April 21, 2015, the Oklahoma Geologic Survey (“OGS”) issued a document entitled “Statement of Oklahoma Seismicity,” in which the agency states “[t]he OGS considers it very likely that the majority of recent earthquakes, particularly those in central and north-central Oklahoma, are triggered by the injection of produced water in disposal wells.”  This development may result in additional levels of regulation, or increased complexity with respect to existing regulations, that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to inject produced water into disposal wells, and may increase our costs of compliance and doing business.
Information with respect to other risk factors that we may encounter is included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2014. Other than the above, there have been no material changes to the risk factors since the filing of such Form 10-K.

ITEM 5.	OTHER INFORMATION
On May 5, 2015, Kyle Vann’s resignation of his seat on the Company’s Board of Directors became effective. Mr. Vann served as a director since November 2012. He was one of the two board designees of the holders of our class E common stock. Mr. Vann’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
On May 6, 2015, Will Jaudes was appointed to the Board as a designee of the holders of our class E common stock. Mr. Jaudes is a Principal in the Houston office of CCMP Capital Advisors, LLC. He focuses on making investments in the energy and industrial sectors. Prior to joining CCMP in 2013, Mr. Jaudes was a Principal at HM Capital Partners, where he concentrated on investing in upstream and midstream energy companies. Prior to joining HM Capital Partners, Mr. Jaudes was an Analyst in the Global Mergers & Acquisitions Group of Lehman Brothers. Mr. Jaudes holds a B.S. in Finance from Wake Forest University.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Fifteenth Amendment to Eighth Restated Credit Agreement dated as of April 1, 2015

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPARRAL ENERGY, INC.

By:	/s/ Mark A. Fischer
Name:	Mark A. Fischer
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph O. Evans
Name:	Joseph O. Evans
Title:	Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)
Date: May 12, 2015

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fifteenth Amendment to Eighth Restated Credit Agreement dated as of April 1, 2015

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document