Form 10-Q
period 2015-06-30
Chaparral Energy, Inc.
filed 2015-08-12
CIK 1346980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________
Form 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of each of the issuer’s classes of common stock as of August 12, 2015:

Class	Number of shares
Class A Common Stock, $0.01 par value	345,525
Class B Common Stock, $0.01 par value	344,859
Class C Common Stock, $0.01 par value	209,882
Class E Common Stock, $0.01 par value	504,276
Class F Common Stock, $0.01 par value	1
Class G Common Stock, $0.01 par value	2

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

These forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. These risks and uncertainties include those factors described in Item 1A of this report and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Specifically, some factors that could cause actual results to differ include:

•	volatility and declines in oil and natural gas prices;

•	worldwide supply of and demand for oil and natural gas;

•	the significant amount of our debt;

•	drilling plans (including scheduled and budgeted wells);

•	the number, timing or results of any wells;

•	changes in wells operated and in reserve estimates;

•	supply of CO2;

•	future growth and expansion;

•	future exploration;

•	integration of existing and new technologies into operations;

•	future capital expenditures (or funding thereof) and working capital;

•	borrowings and capital resources and liquidity;

•	changes in strategy and business discipline;

•	future tax matters;

•	any loss of key personnel;

•	future seismic data (including timing and results);

•	the plans for timing, interpretation and results of new or existing seismic surveys or seismic data;

•	geopolitical events affecting oil and natural gas prices;

•	outcome, effects or timing of legal proceedings;

•	the effect of litigation and contingencies;

•	the ability to generate additional prospects; and

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

•	STACK. An acronym standing for Sooner Trend Anadarko Canadian Kingfisher. A play in the Anadarko Basin of Oklahoma in which we operate.

•
Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or natural gas regardless of whether such acreage contains proved reserves.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries
Consolidated balance sheets

	June 30, 2015	December 31, 2014
(dollars in thousands, except share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,557	$31,492
Accounts receivable, net	73,415	98,444
Inventories, net	17,945	25,557
Prepaid expenses	2,405	4,484
Derivative instruments	109,067	179,921
Total current assets	230,389	339,898
Property and equipment—at cost, net	56,502	66,561
Oil and natural gas properties, using the full cost method:
Proved	3,953,046	3,735,817
Unevaluated (excluded from the amortization base)	175,659	288,425
Accumulated depreciation, depletion, amortization and impairment	(2,034,585)	(1,701,851)
Total oil and natural gas properties	2,094,120	2,322,391
Derivative instruments	43,751	71,710
Other assets	30,280	31,256
	$2,455,042	$2,831,816

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries Consolidated balance sheets—continued

	June 30, 2015	December 31, 2014
(dollars in thousands, except share data)	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$54,199	$191,957
Accrued payroll and benefits payable	10,501	21,654
Accrued interest payable	23,892	24,106
Revenue distribution payable	14,738	24,467
Current maturities of long-term debt and capital leases	4,867	5,377
Derivative instruments	87	77
Deferred income taxes	40,167	60,728
Total current liabilities	148,451	328,366
Long-term debt and capital leases, less current maturities	1,706,009	1,628,425
Stock-based compensation	2,291	3,131
Asset retirement obligations	46,491	43,277
Deferred income taxes	24,705	116,759
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $0.01 par value, 10,000,000 shares authorized and 348,477 and 364,896 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	4	4
Class B Common stock, $0.01 par value, 10,000,000 shares authorized and 344,859 shares issued and outstanding	3	3
Class C Common stock, $0.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding	2	2
Class E Common stock, $0.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding	5	5
Class F Common stock, $0.01 par value, 1 share authorized, issued, and outstanding	—	—
Class G Common stock, $0.01 par value, 3 shares authorized and 2 shares issued and outstanding	—	—
Additional paid in capital	429,703	429,678
Retained earnings	97,378	282,166
	527,095	711,858
	$2,455,042	$2,831,816

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of operations

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
		(unaudited)
Revenues:
Commodity sales	$94,210	$192,976	$187,289	$366,315
Total revenues	94,210	192,976	187,289	366,315
Costs and expenses:
Lease operating	27,408	35,080	59,040	68,735
Transportation and processing	1,972	1,484	4,344	2,850
Production taxes	3,844	8,159	8,328	14,802
Depreciation, depletion and amortization	56,456	63,354	121,667	119,104
Loss on impairment of oil and gas assets	217,562	—	217,562	—
Loss on impairment of other assets	13,311	—	13,311	—
General and administrative	9,260	14,992	18,454	28,379
Cost reduction initiatives	362	—	9,136	—
Total costs and expenses	330,175	123,069	451,842	233,870
Operating (loss) income	(235,965)	69,907	(264,553)	132,445
Non-operating income (expense):
Interest expense	(27,892)	(26,203)	(54,604)	(52,662)
Non-hedge derivative gains (losses)	(41,580)	(57,996)	19,851	(87,195)
Other income, net	1,306	805	1,980	965
Net non-operating expense	(68,166)	(83,394)	(32,773)	(138,892)
Loss before income taxes	(304,131)	(13,487)	(297,326)	(6,447)
Income tax benefit	(115,095)	(5,054)	(112,538)	(2,419)
Net loss	$(189,036)	$(8,433)	$(184,788)	$(4,028)
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of cash flows

	Six months ended
	June 30,
(in thousands)	2015	2014
	(unaudited)
Cash flows from operating activities
Net loss	$(184,788)	$(4,028)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion & amortization	121,667	119,104
Loss on impairment of assets	230,873	—
Deferred income taxes	(112,615)	(2,705)
Non-hedge derivative (gains) losses	(19,851)	87,195
Gain on sale of assets	(1,371)	(811)
Other	2,550	1,670
Change in assets and liabilities
Accounts receivable	20,379	(13,319)
Inventories	(4,531)	(4,908)
Prepaid expenses and other assets	1,991	1,463
Accounts payable and accrued liabilities	(24,090)	(14,560)
Revenue distribution payable	(9,729)	11,233
Stock-based compensation	(3,510)	2,183
Net cash provided by operating activities	16,975	182,517
Cash flows from investing activities
Expenditures for property, plant, and equipment and oil and natural gas properties	(222,723)	(322,310)
Proceeds from asset dispositions	7,382	173,175
Settlement of non-hedge derivative instruments	118,675	(21,982)
Net cash used in investing activities	(96,666)	(171,117)
Cash flows from financing activities
Proceeds from long-term debt	120,000	111,282
Repayment of long-term debt	(41,651)	(134,681)
Principal payments under capital lease obligations	(1,189)	(1,146)
Payment of other financing fees	(1,404)	—
Net cash provided by (used in) financing activities	75,756	(24,545)
Net decrease in cash and cash equivalents	(3,935)	(13,145)
Cash and cash equivalents at beginning of period	31,492	48,595
Cash and cash equivalents at end of period	$27,557	$35,450
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
The financial information as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, respectively, is unaudited. The financial information as of December 31, 2014 has been derived from the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014. In management’s opinion, such information contains all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2015.
Certain reclassifications have been made to prior period financial statements to conform to current period presentation. The reclassifications had no effect on our previously reported results of operations.
Cash and cash equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of June 30, 2015, cash with a recorded balance totaling $26,200 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.
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

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

We write off accounts receivable when they are determined to be uncollectible. When we recover amounts that were previously written off, those amounts are offset against the allowance and reduce expense in the year of recovery.
Accounts receivable consisted of the following at June 30, 2015 and December 31, 2014 :

	June 30, 2015	December 31, 2014
Joint interests	$10,003	$30,648
Accrued commodity sales	36,864	45,667
Derivative settlements	25,184	19,678
Other	1,765	2,738
Allowance for doubtful accounts	(401)	(287)
	$73,415	$98,444
Inventories
Inventories are comprised of equipment used in developing oil and natural gas properties and oil and natural gas product inventories. Equipment inventory is carried at the lower of cost or market using the average cost method. Oil and natural gas product inventories are stated at the lower of production cost or market. Inventories are shown net of a provision for obsolescence, commensurate with known or estimated exposure, which is reflected in the valuation allowance disclosed below. We recorded a lower of cost or market adjustment of $7,296 on our equipment inventory for the three and six months ended June 30, 2015 to reflect lower market prices resulting from a decline in demand for such equipment as drilling activity has decreased in the current low commodity price environment. The adjustment is reflected in “Loss on impairment of other assets” in our consolidated statements of operations.We did not record any significant inventory adjustments in the prior year periods. Inventories at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Equipment inventory	$24,245	$24,169
Commodities	2,174	2,575
Inventory valuation allowance	(8,474)	(1,187)
	$17,945	$25,557
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
The costs of unevaluated oil and natural gas properties are excluded from amortization until the properties are evaluated. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Work-in-progress costs are included in unevaluated oil and natural gas properties and as of June 30, 2015, include $100,362 of capital costs incurred for undeveloped acreage, $72,046 for the construction of CO2 delivery pipelines and facilities for which there are no reserves, and $3,251 for wells and facilities in progress pending determination. As of December 31, 2014, work-in-progress costs included capital costs incurred of $190,356 for undeveloped acreage, $72,046 for the construction of CO2 delivery pipelines and facilities for which there are no reserves, and $26,023 for wells and facilities in progress pending determination.

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
Our estimates of oil and natural gas reserves as of June 30, 2015 were prepared using an average price for oil and natural gas the first day of each month for the prior twelve months as required by the SEC.
Due to the substantial decline of commodity prices that began in late 2014 and which remained low through June 30, 2015, the cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties as of June 30, 2015, resulting in a ceiling test write-down during the second quarter of $217,562. Further write-downs are expected to occur in significant amounts if prices remain at their depressed levels. The amount of any future impairment is difficult to predict, and will depend on the average oil and natural gas prices during each period, the incremental proved reserves added during each period, and additional capital spent.
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
We recorded impairment losses of $6,015 related to four drilling rigs not currently in use for the three and six months ended June 30, 2015. One of the rigs was last deployed in January 2015 while the remaining three have been stacked for two to three years. As a result of the recent deterioration in commodity prices and drilling activity, the value of such equipment has declined while utilizing third party equipment has become more cost effective, resulting in us impairing the value of the rigs to their estimated fair value. These losses are reflected in “Loss on impairment of other assets” in our consolidated statements of operations. We had previously recorded $3,490 and $1,500 of impairment related to these rigs during the years ended December 31, 2013 and 2012, respectively.
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
Cost reduction initiatives
Cost reduction initiatives include expenses related to our efforts to reduce our capital, operating and administrative costs in response to the recent deterioration of commodity prices. Included in our $9,136 of expenses for cost reduction initiatives for the six months ended June 30, 2015, are $6,524 and $347 recorded during the first and second quarter of 2015, respectively, for one-time severance and termination benefits in connection with our reduction in force that we began implementing in February 2015. The remaining expense is a result of third party legal and professional services we have engaged to assist in our cost savings initiatives.
Recently issued accounting pronouncements
In May 2014, the FASB issued authoritative guidance that supersedes previous revenue recognition requirements and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB recently proposed a one-year delay which will make the updated guidance effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the effect the new standard will have on our financial statements and results of operations.
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

	Six months ended June 30,
	2015	2014
Net cash provided by operating activities included:
Cash payments for interest	$58,200	$56,419
Interest capitalized	(6,273)	(6,290)
Cash payments for interest, net of amounts capitalized	$51,927	$50,129
Cash payments for income taxes	$639	$591
Non-cash investing activities included:
Asset retirement obligation additions and revisions	$2,255	$2,966
Oil and natural gas properties acquired through increase in accounts payable and accrued liabilities	$—	$20,768
Note 3: Long-term debt
As of the dates indicated, long-term debt consisted of the following:

	June 30, 2015	December 31, 2014
9.875% Senior Notes due 2020, net of discount of $4,546 and $4,861, respectively	$295,454	$295,139
8.25% Senior Notes due 2021	400,000	400,000
7.625% Senior Notes due 2022, including premium of $4,467 and $4,869, respectively	554,467	554,869
Senior secured revolving credit facility	427,000	347,000
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 2.54% to 5.46%, due August 2021 through December 2028; collateralized by real property	10,447	10,705
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.85% to 5.95% , due July 2015 through February 2018; collateralized by automobiles, machinery and equipment	2,860	4,252
Capital lease obligations	20,648	21,837
	1,710,876	1,633,802
Less current maturities	4,867	5,377
	$1,706,009	$1,628,425
Senior Notes
The senior notes, which, as of June 30, 2015, include our 9.875% senior notes due 2020, our 8.25% senior notes due 2021, and our 7.625% senior notes due 2022 (collectively, our “Senior Notes”) are our senior unsecured obligations, rank equally in right of payment with all our existing and future senior debt, and rank senior to all of our existing and future subordinated debt.

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

Senior secured revolving credit facility
In April 2010, we entered into an Eighth Restated Credit Agreement (our “senior secured revolving credit facility”), which is collateralized by our oil and natural gas properties and, as amended, matures on November 1, 2017. During the six months ended June 30, 2015, we had additional net borrowings of $80,000 on our senior secured revolving credit facility. As of June 30, 2015, the weighted average interest rate was 2.4% on outstanding borrowings under the senior secured revolving credit facility.
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
In connection with the Fifteenth Amendment, the Consolidated Net Debt to Consolidated EBITDAX covenant previously required by our senior secured revolving credit facility was replaced by a covenant based on the ratio of Consolidated Net Secured Debt to Consolidated EBITDAX, as defined in the amendment. Under this covenant, we are required to maintain a ratio of Consolidated Net Secured Debt to Consolidated EBITDAX no greater than 2.25 to 1.0 for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarter. For the same applicable periods, the Fifteenth Amendment also requires us to maintain an Interest Coverage Ratio, as defined in the amendment, of no less than 2.00 to 1.0. Under the Fifteenth Amendment, we are allowed to incur an additional $300,000 in Additional Permitted Debt, as revised in the amendment to now include both secured and unsecured debt. We incurred $1,404 in fees associated with the Fifteenth Amendment.
We believe we were in compliance with all covenants under our senior secured revolving credit facility as of June 30, 2015.
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
Note 4: Derivative instruments
Overview
Our results of operations, financial condition and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil, natural gas and natural gas liquids. These commodity prices are subject to wide fluctuations and market uncertainties. To mitigate a portion of this exposure, we enter into various types of derivative instruments, including commodity price swaps, enhanced price swaps, costless collars, put options, and basis protection swaps. We enter into crude oil derivative contracts to hedge a portion of our natural gas liquids production.
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
The following table summarizes our crude oil derivatives outstanding as of June 30, 2015:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Sold puts	Purchased puts	Sold calls	Average premium
2015
Swaps	300	$94.58	$—	$—	$—	$—
Swaps with deferred premium (1)	2,610	$92.48	$—	$—	$—	$13.80
2016
Three-way collars	240	$—	$84.00	$92.00	$101.01	$—
Enhanced swaps (2)	3,720	$92.94	$80.52	$—	$—	$—
Purchased puts (2)	3,720	$—	$—	$60.00	$—	$5.54
___________

(1)	As a result of the deferred premiums, the above 2,610,000 barrels of crude oil production for the remainder of 2015 are hedged at an effective price of $78.68/barrel.

(2)
Total premiums of $20,609 for the purchased puts were paid at contract inception in December 2014. Excluding the premiums and utilizing an average NYMEX strip price of $61.90 for 2016 as of June 30, 2015, the average realized price from our 3,720,000 barrels of hedged production that have associated sold puts and purchased puts is $74.32/barrel. In the event that crude oil prices are below $60.00/barrel, which is indicated by the average NYMEX strip price for 2016 as of August 10, 2015, the purchase of these put options established a floor on the realized price for these hedged volumes of $72.42/barrel.

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

The following tables summarize our natural gas derivative instruments outstanding as of June 30, 2015:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu
2015
Natural gas swaps	7,920	$4.19
Natural gas basis protection swaps	7,200	$0.24
2016
Natural gas swaps	14,000	$4.19
Natural gas basis protection swaps	8,400	$0.36
2017
Natural gas swaps	12,700	$3.64
2018
Natural gas swaps	8,250	$3.83
On March 26, 2015, we entered into early settlements of certain oil and natural gas derivative contracts originally scheduled to settle between 2015 to 2017 covering 495,000 barrels of oil and 12,280 BBtu of natural gas, receiving net proceeds of $15,395, in order to maintain compliance with the hedging limits imposed by covenants under our senior secured credit facility. The proceeds are included in non-hedge derivative gains (losses) disclosed below for the six months ended June 30, 2015.
During July 2015, we entered into swaps covering 520,000 barrels of oil scheduled to settle during the second half of 2015 with an average notional price of $50.43 per barrel, which offset our existing swaps disclosed in the table above. By entering into offset positions for these volumes, we have locked-in the difference between the contract price of our prior swaps and the contract price of our recent swaps, which we will receive when the contracts settle. In addition, we also entered into collars covering 260,000 barrels of oil at a call price of $57.50 per barrel and a put price of $47.50 barrel and purchased puts covering 260,000 barrels of oil at a put price of $47.50 barrel. The collars and the puts, which are scheduled to settle during the second half of 2015, were purchased for a total premium of $1,245, payable upon settlement of the contracts.

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

	As of June 30, 2015			As of December 31, 2014
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Natural gas swaps	$30,306	$—	$30,306	$32,939	$—	$32,939
Oil swaps	10,242	—	10,242	23,465	—	23,465
Oil collars	1,679	—	1,679	1,175	—	1,175
Oil enhanced swaps	71,952	—	71,952	100,724	—	100,724
Oil purchased and sold puts	38,675	—	38,675	93,268	—	93,268
Natural gas basis differential swaps	98	(221)	(123)	292	(309)	(17)
Total derivative instruments	152,952	(221)	152,731	251,863	(309)	251,554
Less:
Netting adjustments (1)	134	(134)	—	232	(232)	—
Current portion asset (liability)	109,067	(87)	108,980	179,921	(77)	179,844
	$43,751	$—	$43,751	$71,710	$—	$71,710
___________

(1)
Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty. Positive and negative positions with a counterparty are netted only to the extent that they relate to the same current versus noncurrent classification on the balance sheet.

Derivative settlements outstanding at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Derivative settlements receivable included in accounts receivable	$25,184	$19,678
Effect of derivative instruments on the consolidated statements of operations
We do not apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as non-hedge derivative gains (losses) in the consolidated statements of operations.
Non-hedge derivative gains (losses) in the consolidated statements of operations are comprised of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Change in fair value of commodity price swaps	$(16,463)	$1,948	$(15,857)	$(3,245)
Change in fair value of collars	(21)	(3,901)	504	(6,764)
Change in fair value of enhanced swaps and put options	(66,722)	(42,503)	(83,365)	(53,030)
Change in fair value of natural gas basis differential contracts	(1,164)	(313)	(106)	(2,174)
Receipts from (payments on) settlement of commodity price swaps	11,950	(5,773)	30,977	(11,623)
Payments on settlement of collars	—	(1,220)	—	(1,261)
Receipts from (payments on) settlement of enhanced swaps and put options	30,629	(7,001)	87,578	(8,993)
Receipts from (payments on) settlement of natural gas basis differential contracts	211	767	120	(105)
	$(41,580)	$(57,996)	$19,851	$(87,195)

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
Recurring fair value measurements
Our financial instruments recorded at fair value on a recurring basis consist of commodity derivative contracts (see Note 4—Derivative instruments). We have no Level 1 assets or liabilities as of June 30, 2015 or December 31, 2014. Our derivative contracts classified as Level 2 as of June 30, 2015 and December 31, 2014 consist of commodity price swaps and basis protection swaps, which are valued using an income approach. Future cash flows from the derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at the LIBOR swap rate.
As of June 30, 2015 and December 31, 2014, our derivative contracts classified as Level 3 consisted of three-way collars, enhanced swaps, sold puts and purchased puts. The fair value of these contracts is developed by a third-party pricing service using a proprietary valuation model, which we believe incorporates the assumptions that market participants would have made at the end of each period. Observable inputs include contractual terms, published forward pricing curves, and yield curves. Significant unobservable inputs are implied volatilities. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. We review these valuations and the changes in the fair value measurements for reasonableness. All derivative instruments are recorded at fair value and include a measure of our own nonperformance risk for derivative liabilities or that of our counterparties for derivative assets.
The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of June 30, 2015			As of December 31, 2014
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$40,646	$(221)	$40,425	$56,696	$(309)	$56,387
Significant unobservable inputs (Level 3)	112,306	—	112,306	195,167	—	195,167
Netting adjustments (1)	(134)	134	—	(232)	232	—
	$152,818	$(87)	$152,731	$251,631	$(77)	$251,554
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

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

Changes in the fair value of our derivative instruments classified as Level 3 in the fair value hierarchy during the six months ended June 30, 2015 and 2014 were:

	Six months ended June 30,
Net derivative assets (liabilities)	2015	2014
Beginning balance	$195,167	$3,622
Realized and unrealized gains (losses) included in non-hedge derivative gains (losses)	4,718	(70,048)
Purchases	—	1,220
Settlements (received) paid	(87,579)	10,254
Ending balance	$112,306	$(54,952)
Losses relating to instruments still held at the reporting date included in non-hedge derivative gains (losses) for the period	$(12,504)	$(63,617)
Nonrecurring fair value measurements
Asset retirement obligations. Additions to the asset and liability associated with our asset retirement obligations are measured at fair value on a nonrecurring basis. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the first six months of 2015 and 2014 were escalated using an annual inflation rate of 2.91% and 2.95%, respectively, and discounted using our weighted average credit-adjusted risk-free interest rate of 11.90% and 5.90%, respectively. These estimates may change based upon future inflation rates and changes in statutory remediation rules. See Note 6—Asset retirement obligations for additional information regarding our asset retirement obligations.
Impairment of long-lived assets. As discussed in Note 1—Nature of operations and summary of significant accounting policies, we recorded an impairment on four of our stacked drilling rigs during the second quarter of 2015. The estimated fair value related to the impairment assessment for our four drilling rigs no longer in service was primarily based on internal and external estimates and, therefore, is classified within Level 3 of the fair value hierarchy.
Fair value of other financial instruments
Our significant financial instruments, other than derivatives, consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. We believe the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments.
The carrying value and estimated fair value of our long-term debt at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
Level 2	Carrying value	Estimated fair value	Carrying value	Estimated fair value
9.875% Senior Notes due 2020	$295,454	$249,000	$295,139	$269,091
8.25% Senior Notes due 2021	400,000	298,000	400,000	270,000
7.625% Senior Notes due 2022	554,467	401,500	554,869	379,775
Senior secured revolving credit facility	427,000	427,000	347,000	347,000
Other secured long-term debt	13,307	13,307	14,957	14,957
	$1,690,228	$1,388,807	$1,611,965	$1,280,823
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

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

Counterparty credit risk
Our derivative contracts are executed with institutions, or affiliates of institutions, that are parties to our senior secured revolving credit facility at the time of execution, and we believe the credit risks associated with all of these institutions are acceptable. We do not require collateral or other security from counterparties to support derivative instruments. Master agreements are in place with each of our derivative counterparties which provide for net settlement in the event of default or termination of the contracts under each respective agreement. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivatives. Our loss is further limited as any amounts due from a defaulting counterparty that is a lender, or an affiliate of a lender, under our senior secured revolving credit facility can be offset against amounts owed to such counterparty lender under our senior secured revolving credit facility. As of June 30, 2015, the counterparties to our open derivative contracts consisted of eight financial institutions, of which eight were subject to our rights of offset under our senior secured revolving credit facility.
The following table summarizes our derivative assets and liabilities which are offset in the consolidated balance sheets under our master netting agreements. It also reflects the amounts outstanding under our senior secured revolving credit facility that are available to offset our net derivative assets due from counterparties that are lenders under our senior secured revolving credit facility.

	Offset in the consolidated balance sheets			Gross amounts not offset in the consolidated balance sheets
	Gross assets (liabilities)	Offsetting assets (liabilities)	Net assets (liabilities)	Derivatives(1)	Amounts outstanding under senior secured revolving credit facility	Net amount
As of June 30, 2015
Derivative assets	$152,952	$(134)	$152,818	$—	$(117,788)	$35,030
Derivative liabilities	(221)	134	(87)	—	—	(87)
	$152,731	$—	$152,731	$—	$(117,788)	$34,943
As of December 31, 2014
Derivative assets	$251,863	$(232)	$251,631	$—	$(118,430)	$133,201
Derivative liabilities	(309)	232	(77)	—	—	(77)
	$251,554	$—	$251,554	$—	$(118,430)	$133,124
___________

(1)
Since positive and negative positions with a counterparty are netted on the balance sheet only to the extent that they relate to the same current versus noncurrent classification, these represent remaining amounts that could have been offset under our master netting agreements.

We did not post additional collateral under any of these contracts as all of our counterparties are secured by the collateral under our senior secured revolving credit facility. Payment on our derivative contracts would be accelerated in the event of a default on our senior secured revolving credit facility. The aggregate fair value of our derivative liabilities subject to acceleration in the event of default was $221 at June 30, 2015.

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

Note 6: Asset retirement obligations
The following table provides a summary of our asset retirement obligation activity during the six months ended June 30, 2015 and 2014.

	Six months ended June 30,
	2015	2014
Beginning balance	$47,424	$55,179
Liabilities incurred in current period	1,001	2,966
Liabilities settled and disposed in current period	(3,866)	(7,823)
Revisions in estimated cash flows	1,254	—
Accretion expense	1,802	2,063
Ending balance	47,615	52,385
Less current portion included in accounts payable and accrued liabilities	1,124	6,792
	$46,491	$45,593
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

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

A summary of our phantom stock and RSU activity during the six months ended June 30, 2015 is presented in the following table:

	Phantom Plan			RSU Plan
	Weighted average grant date fair value	Phantom shares	Vest date fair value	Weighted average grant date fair value	Restricted Stock Units	Vest date fair value
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2015	$20.18	23,179		$9.91	569,160
Granted	—	—		15.26	52,711
Vested	24.48	(6,456)	$25	10.56	(199,451)	$764
Forfeited	18.31	(5,426)		9.64	(125,345)
Unvested and outstanding at June 30, 2015	$18.62	11,297		$10.55	297,075
Based on an estimated fair value of $5.36 per phantom share and RSU as of June 30, 2015, the aggregate intrinsic value of the unvested phantom shares and RSUs outstanding was $1,653.
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
A summary of our restricted stock activity during the six months ended June 30, 2015 is presented below:

	Time Vested			Performance Vested
	Weighted average grant date fair value	Restricted shares	Vest date fair value	Weighted average grant date fair value	Restricted shares
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2015	$791.52	25,834		$292.92	38,943
Granted	533.80	610		113.90	599
Vested	776.62	(7,571)	$4,041	—	—
Forfeited	765.33	(3,291)		527.36	(9,111)
Unvested and outstanding at June 30, 2015	$794.20	15,582		$409.69	30,431

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

During the six months ended June 30, 2015 and 2014, we repurchased and canceled 5,226 and 1,390 vested shares respectively, and we expect to repurchase and cancel approximately 3,000 restricted shares vesting during the next twelve months. Based on an estimated fair value of $533.80 per Time Vested restricted share, the aggregate intrinsic value of the unvested Time Vested restricted shares outstanding was $8,318 as of June 30, 2015.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock-based compensation cost	$1,938	$4,186	$438	$6,717
Less: stock-based compensation cost capitalized	(718)	(1,484)	(303)	(2,446)
Stock-based compensation expense	$1,220	$2,702	$135	$4,271
Payments for stock-based compensation	$2,832	$1,214	$3,644	$2,088
Our stock-based compensation expense six months ended June 30, 2015 includes a credit recorded in the first quarter due to forfeitures that occurred in conjunction with our workforce reduction in February 2015. As of June 30, 2015 and December 31, 2014, accrued payroll and benefits payable included $2,438 and $4,830, respectively, for stock-based compensation costs expected to be settled within the next twelve months. Unrecognized compensation cost of approximately $10,969 is expected to be recognized over a weighted average period of 2.0 years.
Note 8: Commitments and contingencies
Standby letters of credit (“Letters”) available under our senior secured revolving credit facility are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had various Letters outstanding totaling $874 and $920 as of June 30, 2015 and December 31, 2014, respectively. Interest on each Letter accrues at the lender’s prime rate plus applicable margin for all amounts paid by the lenders under the Letters. No amounts were paid by the lenders under the Letters; therefore, we paid no interest on the Letters during the six months ended June 30, 2015 or 2014.
Litigation and Claims
Naylor Farms, Inc., individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On June 7, 2011, an alleged class action was filed against us in the United States District Court for the Western District of Oklahoma (“Naylor Farms Case”) alleging that we improperly deducted post-production costs from royalties paid to plaintiffs and other royalty interest owners as categorized in the petition from crude oil and natural gas wells located in Oklahoma. The purported class includes non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The plaintiffs have alleged a number of claims, including breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek termination of leases, recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the alleged class. We have responded to the Naylor Farms petition, denied the allegations and raised arguments and defenses. Discovery is ongoing and information and documents continue to be exchanged. The class has not been certified, but the motion for class certification is due in the fourth quarter of 2015. We are not currently able to estimate a reasonably possible loss or range of loss or what impact, if any, the Naylor Farms Case will have on our financial condition, results of operations or cash flows due to the preliminary status of the matters, the complexity and number of legal and factual issues presented by the matter and uncertainties with respect to, among other things, the nature of the claims and defenses, the potential size of the class, the scope and types of the properties and agreements involved, and the ultimate potential outcome of the matter. Plaintiffs in the Naylor Farms Case have indicated that, if the class is certified, they seek damages in excess of $5,000 which may increase with the passage of time, a majority of which would be comprised of interest. We dispute plaintiffs’ claims, dispute that the case meets the requirements for a class action and are vigorously defending the case.

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited) – continued
(dollars in thousands, unless otherwise noted)

Amanda Dodson, individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On May 10, 2013, Amanda Dodson (the “Plaintiff”), filed a complaint against us in the District Court of Mayes County, Oklahoma, (“Dodson Case”) with allegation similar to those asserted in the Naylor Farms Case related to post-production deductions, and include clams for breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek termination of leases, recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the alleged class. The alleged class includes non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. We have responded to the Plaintiff’s petition, denied the allegations and raised a number of affirmative defenses. At this time, a class has not been certified and discovery has not yet commenced. We are not currently able to estimate a reasonable possible loss or range of loss or what impact, if any, the Dodson Case will have on our financial condition, results of operations or cash flows due to the preliminary status of the matter, the complexity and number of legal and factual issues presented by the matter and uncertainties with respect to, among other things, the nature of the claims and defenses, the potential size of the class, the scope and types of the properties and agreements involved, and the ultimate potential outcome of the matter. We dispute Plaintiff’s claims, dispute that the case meets the requirements for a class action and are vigorously defending the case.
Martha Donelson and John Friend, on behalf of themselves and on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On August 11, 2014, an alleged class action was filed against us, as well as several other operators in Osage County, in the United States District Court for the Northern District of Oklahoma (“Donelson Case”), alleging claims on behalf of the named plaintiffs and all similarly situated Osage County land owners and surface lessees. The plaintiffs assert claims seeking recovery for trespass, nuisance, negligence and unjust enrichment. Relief sought includes declaring oil and natural gas leases and drilling permits obtained in Osage County without a prior NEPA study void ab initio, removing us from all properties owned by the class members, disgorgement of profits, and compensatory and punitive damages. We have joined in Motions to Dismiss filed by the other defendants. At this time, a class has not been certified and discovery has yet to begin. We are not currently able to estimate a reasonably possible loss or range of loss or what impact, if any, the Donelson Case will have on our financial condition, results of operations or cash flows due to the preliminary status of the matter, the complexity and number of legal and factual issues presented by the matter and uncertainties with respect to, among other things, the nature of the claims and defenses, the potential size of the class, the scope and types of properties and agreements involved, and the ultimate potential outcome of the matter. We dispute plaintiffs’ claims, dispute that the Donelson Case meets the requirements for a class action and are vigorously defending the case.
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
We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases, capital leases and purchase obligations. Our operating leases primarily relate to CO2 recycle compressors at our EOR facilities and office equipment while our capital leases are related to the sale and subsequent leaseback of compressors. Our purchase obligations primarily relate to contracts for the purchase of CO2, drilling rig services, pipe and equipment. Other than additional debt borrowings during the six months ended June 30, 2015, there were no material changes to our contractual commitments since December 31, 2014.

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
Overview
Founded in 1988 and headquartered in Oklahoma City, we are pure play Mid-Continent independent oil and natural gas exploration and production company. We have capitalized on our sustained success in the Mid-Continent area in recent years by expanding our holdings to become a leading player in the liquids-rich Mississippi Lime and STACK, which is home to multiple oil-rich reservoirs including the Oswego, Meramec, Osage, Woodford and Hunton formations. We are also the nation’s third-largest carbon dioxide enhanced oil recovery (“EOR”) producer based on number of active projects. This position is underscored by our activity in our world-class North Burbank Unit in Osage County, Oklahoma, which is the largest oil recovery unit in the state.
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

Business and Industry Outlook
Crude oil prices decreased significantly in the latter part of 2014 and have remained low in 2015, dropping to their lowest levels since March 2009. Management's plans and related capital projections for 2015 are reflective of lower commodity prices.
In response to the decrease in crude oil prices, in February 2015 we began implementation of a Company-wide effort to decrease our capital, operating and administrative costs. Our cost reduction initiatives included a reduction in our workforce, which we initiated in February 2015 and to date has encompassed 217 employees, of which 149 were located in the Oklahoma City headquarters office and 68 were located at various field offices. In connection with our workforce reduction, we recorded charges of $6.5 million and $0.3 million during the first and second quarters of 2015, respectively, related to one-time severance and termination benefits.
Given the depressed commodity price environment, we have aggressively pursued price concessions from third-party service vendors. Based on cost reductions from service providers and improved operational efficiencies, we believe that we can achieve a target of $2.5 million to $3.0 million in drilling and completion costs per well, with recent results coming in at the lower end of the range.

As part of our cost reduction initiatives, we engaged third party legal and professional services for which we have incurred expenses of approximately $2.3 million during the first quarter of 2015 and nil during the second quarter. As discussed below in “Liquidity and capital resources,” we are allowed to exclude up to $25.0 million of expenses incurred in connection with our cost reduction initiatives, including costs related to our workforce reduction, from our EBITDA-based covenant under our senior secured revolving credit facility.
We have significantly reduced our 2015 capital expenditures budget compared to the amount spent in 2014. We reduced our operated rig count from 10 operated rigs at December 31, 2014 to one rig as of April 7, 2015 and continuing currently. While we have scaled back our 2015 drilling, we plan to continue the momentum of our long-term growth projects in our Mid-Continent area by focusing our drilling efforts in core areas of those plays that have the greatest potential to improve recoveries and rates of return. Approximately 85% - 90% of our planned 2015 non-acquisition related capital investments in our E&P Areas will be focused on the high-return Mississippian Lime and STACK plays. The STACK is characterized by resilient economics at lower prices and includes properties currently depicted within the Mississippian, Oswego and Woodford Shale E&P Areas in our “Results of operations— production volumes by area” table.
In a further effort to capture gains associated with improved vendor price concessions, we have delayed many of our completions of newly drilled wells to the second half of the year. Specifically, out of 20 wells drilled and rig-released during the six months ended June 30, 2015, we have deferred completion of 17 wells to the second half of the year.
Our 2015 capital budget was established based on an expectation of spending within available cash flows from operations, which included additional borrowings under our credit agreement during the first quarter as we reduced our accounts payable, followed by a partial pay-down of our borrowings in the second quarter. We expect to make further pay-downs on our senior secured credit facility during the second half of the year. We will continue to monitor our capital spending closely based on actual and projected cash flows and evaluate our liquidity and capital requirements accordingly.
We deal with volatility in commodity prices primarily by maintaining flexibility in our capital investment program with a diversified drilling portfolio and limited long-term commitments, which enables us to respond quickly to industry price volatility, as well as by aggressively pursuing cost reductions in a market downturn. However, price volatility impacts our business in various other ways, including our full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending on the balance sheet date. For the year ended December 31, 2014, those prices were $94.99 per Bbl for oil and $4.35 per MMBtu for natural gas, while the unweighted arithmetic average prices of crude oil and natural as of the first day of each month for the 12-month period through June 30, 2015 were $71.68 per Bbl and $3.39 per MMBtu, respectively. As a result of the decline in average prices, we recorded a ceiling test write-down of $217.6 million for the three months ended June 30, 2015. Since the prices used in the cost ceiling are based on a trailing 12-month period, the full impact of a sudden price decline is not recognized immediately. As prices decline, the economic performance of certain properties in the reserve estimate may deteriorate to the point that they are removed from the proved reserve category, thus reducing the quantity and value of proved reserves. The use of a 12-month average will tend to spread the impact of the price change on the financial statements over several reporting periods. If commodity prices remain at the current level, the average prices used in the ceiling test calculation will decline further and we expect to record significantly larger write-downs in the third and fourth quarter of 2015. Continued write-downs of oil and natural gas properties may occur until such time as commodity prices recover, and remain at recovered levels, so as to meaningfully increase the 12-month average price used in the ceiling test calculation. In addition to commodity prices, our production rates, levels of proved reserves, estimated future operating expenses, estimated future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

2015 Highlights
During the second quarter of 2015, production decreased 10% to 2,580 MBoe compared to production of 2,859 MBoe during the second quarter of 2014, primarily due to our significant property divestitures, partially offset by our drilling activity and increased EOR production response. Revenue from commodity sales was $98.8 million lower in the second quarter of 2015 compared to the second quarter in 2014, primarily as a result of the 46% decrease in average realized prices. During the second quarter of 2015, we recorded a ceiling test impairment of oil and gas properties of $217.6 million as a result of the substantial decline in 12-month average commodity prices. Additionally, due primarily to increases in the NYMEX forward commodity price curves during the current quarter, we had a non-hedge derivative loss of $41.6 million in the second quarter of 2015 compared to a $58.0 million non-hedge derivative loss during the same period last year. As a result of these and other factors, we reported a net loss of $189.0 million during the second quarter of 2015, compared to a net loss of $8.4 million for the comparable period in 2014.
The following are material events that have impacted our liquidity or results of operations, and/or are expected to impact these items in future periods:

•
Capital expenditures. Our oil and natural gas property capital expenditure budget for 2015 is expected to range from $175.0 million to $225.0 million. Our capital expenditures during the six months ended June 30, 2015 were $112.8 million, consisting primarily of $65.4 million in drilling and completion expenditures in our E&P Areas, $29.9 million for our EOR Project Areas and $9.8 million for the acquisition of oil and natural gas properties and leasehold.

•
Senior secured revolving credit facility and liquidity. We entered into an amendment to our senior secured revolving credit facility effective April 1, 2015, pursuant to which our borrowing base was redetermined to $550.0 million and certain covenants were revised as discussed further in “Liquidity and Capital Resources—Senior secured revolving credit facility” and “Note 3—Long-term debt” in Item 1. Financial Statements and Supplementary Data of this report.

•
Proved property impairments. Due to the substantial decline of commodity prices in late 2014, which remained low through June 30, 2015, the cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties as of June 30, 2015, resulting in a ceiling test write-down during the second quarter of $217.6 million as further discussed in “Results of operations” and “Note 1—Nature of operations and summary of significant accounting policies” in Item 1. Financial Statements and Supplementary Data of this report.

Results of operations
Production
Production volumes by area were as follows (MBoe):

	Three months ended		Percent change	Six months ended		Percent change
	June 30,			June 30,
	2015	2014		2015	2014
E&P Areas
Mississippian	759	686	10.6%	1,569	1,212	29.5%
Panhandle Marmaton	131	208	(37.0)%	375	393	(4.6)%
Woodford Shale	117	127	(7.9)%	268	150	78.7%
Oswego	98	82	19.5%	210	146	43.8%
Legacy Production Areas	590	705	(16.3)%	1,237	1,394	(11.3)%
Total E&P Areas	1,695	1,808	(6.3)%	3,659	3,295	11.0%
EOR Project Areas
Active EOR Projects	570	458	24.5%	1,108	853	29.9%
Potential EOR Projects	306	322	(5.0)%	623	664	(6.2)%
Total EOR Project Areas	876	780	12.3%	1,731	1,517	14.1%
Non-Core Properties	9	271	(96.7)%	16	638	(97.5)%
Total	2,580	2,859	(9.8)%	5,406	5,450	(0.8)%

E&P Areas

E&P Areas includes our Mississippian, Oswego and Woodford Shale plays in the STACK and Mississippian Lime, and the Panhandle Marmaton, which are our repeatable resource plays. E&P Areas also includes our Legacy Production Areas, which primarily include mature properties with low production decline curves. The majority of the properties in our Legacy Production Areas are located in and hold leasehold acreage for future exploration in our existing repeatable resource plays.

The decrease in production in our E&P Areas for the three months ended June 30, 2015 compared to the same period in 2014 is a direct result of the decrease in our capital program as well as our strategic delay in completing recently drilled wells until the third and fourth quarters of 2015. With our continued drilling and development activities, production from our Mississippian play accounted for approximately 29% and 24% of our total production during the three months ended June 30, 2015 and 2014, respectively. The decrease in production in our Legacy Production Areas is primarily due to strategic divestitures and reduced capital spending within these areas.

The increase in production in our E&P Areas for the six months ended June 30, 2015 compared to the same period in 2014 is primarily due to our drilling and development activities in our Mississippian and Woodford Shale plays, slightly offset by decreased production in our Legacy Production Areas. The Mississippian and Woodford Shale plays accounted for approximately 34%, and 25% of our total production during the six months ended June 30, 2015 and 2014, respectively. The decrease in production in our Legacy Production Areas is primarily due to strategic divestitures within these areas and reduced capital spending within these areas.
EOR Project Areas
Our EOR Project Areas include both currently Active EOR Projects and Potential EOR Projects. Potential EOR Projects have no current EOR production or reserves at June 30, 2015. Our Active EOR Project areas include properties that have proved EOR reserves, ongoing EOR operations, or that have an approved authorization for expenditure for EOR operations. Production increases in our Active EOR Projects for the three and six months ended June 30, 2015 compared to the same periods in 2014 were primarily due to production response in our North Burbank Unit and in our Farnsworth Unit.
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

The following table presents information about our commodity sales before the effects of commodity derivative settlements:

	Three months ended		Increase / (Decrease)	Percent change	Six months ended		Increase / (Decrease)	Percent change
	June 30,				June 30,
	2015	2014			2015	2014
Commodity sales (in thousands)
Oil	$76,830	$153,275	$(76,445)	(49.9)%	$148,595	$288,394	$(139,799)	(48.5)%
Natural gas	10,985	24,780	(13,795)	(55.7)%	25,132	49,932	(24,800)	(49.7)%
Natural gas liquids	6,395	14,921	(8,526)	(57.1)%	13,562	27,989	(14,427)	(51.5)%
Total commodity sales	$94,210	$192,976	$(98,766)	(51.2)%	$187,289	$366,315	$(179,026)	(48.9)%
Production
Oil (MBbls)	1,382	1,528	(146)	(9.6)%	2,955	2,943	12	0.4%
Natural gas (MMcf)	4,804	5,622	(818)	(14.5)%	9,762	10,795	(1,033)	(9.6)%
Natural gas liquids (MBbls)	397	394	3	0.8%	824	708	116	16.4%
MBoe	2,580	2,859	(279)	(9.8)%	5,406	5,450	(44)	(0.8)%
Average daily production (Boe/d)	28,352	31,418	(3,066)	(9.8)%	29,867	30,110	(243)	(0.8)%
Average sales prices (excluding derivative settlements)
Oil per Bbl	$55.59	$100.31	$(44.72)	(44.6)%	$50.29	$97.99	$(47.7)	(48.7)%
Natural gas per Mcf	$2.29	$4.41	$(2.12)	(48.1)%	$2.57	$4.63	$(2.06)	(44.5)%
NGLs per Bbl	$16.11	$37.87	$(21.76)	(57.5)%	$16.46	$39.53	$(23.07)	(58.4)%
Average sales price per Boe	$36.52	$67.50	$(30.98)	(45.9)%	$34.64	$67.21	$(32.57)	(48.5)%
Our total commodity sales decreased significantly during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 as a result of a decrease in the average price per Boe combined with a decrease in production volumes sold. Our total commodity sales decreased significantly during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as a result of a decrease in the average price per Boe combined with a slight decrease in production volumes sold. The impact of price and production volume changes on our commodity sales is disclosed in the table below.
Production volumes sold decreased during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily a result of strategic divestitures of our Non-Core and Legacy Production Areas properties and the decline in production in wells that were producing as of June 30, 2014, which more than offset the new production from wells that were completed during the twelve months ended June 30, 2015 plus response from our EOR Project Areas. Average daily production volumes sold in our Mississippian play increased by approximately 802 Boe per day during the second quarter of 2015 compared to the second quarter of 2014, primarily as a result of our well completions. Average daily production volumes sold in our Active EOR project areas increased by approximately 1,231 Boe per day during the second quarter of 2015 compared to the second quarter of 2014, primarily as a result of production response in our North Burbank Unit and in our Farnsworth Unit. These increases were partially offset by a decrease in average production volumes sold in our Non-Core Properties and our Legacy Production Areas, primarily due to strategic divestitures combined with declines in production and reduced drilling activity in these areas.
Production volumes sold decreased slightly during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily a result of strategic divestitures of our Non-Core and Legacy Production Areas properties and the decline in production in wells that were producing as of June 30, 2014 almost fully offset by the new production from wells that were completed during the twelve months ended June 30, 2015 plus response from our EOR Project Areas. Average daily production volumes sold in our Mississippian and Woodford Shale plays increased by approximately 1,972 Boe per day, and 652 Boe per day, respectively, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily as a result of our recent well completions. Average daily production volumes sold in our Active EOR project areas increased by approximately 1,409 Boe per day during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily as a result of production response in our North Burbank Unit and in our Farnsworth Unit. These increases were partially offset by a decrease in average production volumes sold in our Non-Core Properties and our Legacy Production Areas, primarily due to strategic divestitures combined with declines in production and reduced drilling activity in these areas.

The relative impact of changes in commodity prices and sales volumes on our oil, natural gas and natural gas liquids sales before the effects of hedging is shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2015 vs. 2014		2015 vs. 2014
(in thousands)	Sales change	Percentage change in sales	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$(61,800)	(40.3)%	$(140,975)	(48.9)%
Production	(14,645)	(9.6)%	1,176	0.4%
Total change in oil sales	$(76,445)	(49.9)%	$(139,799)	(48.5)%
Change in natural gas sales due to:
Prices	$(10,190)	(41.2)%	$(20,022)	(40.1)%
Production	(3,605)	(14.5)%	(4,778)	(9.6)%
Total change in natural gas sales	$(13,795)	(55.7)%	$(24,800)	(49.7)%
Change in natural gas liquids sales due to:
Prices	$(8,640)	(57.9)%	$(19,013)	(67.9)%
Production	114	0.8%	4,586	16.4%
Total change in natural gas liquids sales	$(8,526)	(57.1)%	$(14,427)	(51.5)%
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
Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements on realized prices:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Oil (per Bbl)(1):
Before derivative settlements	$46.78	$87.51	$42.91	$86.66
After derivative settlements (2)	$67.26	$82.15	$66.91	$82.96
Post-settlement to pre-settlement price	143.8%	93.9%	155.9%	95.7%
Natural gas (per Mcf):
Before derivative settlements	$2.29	$4.41	$2.57	$4.63
After derivative settlements (2)	$3.61	$3.89	$3.86	$3.84
Post-settlement to pre-settlement price	157.6%	88.2%	150.2%	82.9%

(1)	Includes natural gas liquids.

(2)	Does not include settlements received from the early monetization of our derivative contracts discussed below.

The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

(in thousands)	June 30, 2015	December 31, 2014
Derivative assets (liabilities):
Natural gas swaps	$30,306	$32,939
Oil swaps	10,242	23,465
Oil collars	1,679	1,175
Oil enhanced swaps	71,952	100,724
Oil purchased puts	38,675	93,268
Natural gas basis differential swaps	(123)	(17)
Net derivative assets	$152,731	$251,554
The effects of derivative activities on our results of operations and cash flows were as follows for the periods indicated:

	Three months ended June 30,
	2015		2014
(in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)

Non-hedge derivative gains (losses):
Oil swaps, collars, enhanced swaps and puts	(75,670)	36,428	(47,292)	(10,305)
Natural gas swaps	(7,536)	6,151	2,836	(3,689)
Natural gas basis differential contracts	(1,164)	211	(313)	767
Non-hedge derivative (losses) gains	(84,370)	42,790	(44,769)	(13,227)

	Six months ended June 30,
	2015		2014
(in thousands)	Non-cash fair value adjustment	Cash receipts (payments)	Non-cash fair value adjustment	Cash receipts (payments)

Non-hedge derivative gains (losses):
Oil swaps, collars, enhanced swaps and puts	$(96,085)	$100,831	$(61,332)	$(13,499)
Natural gas swaps	(2,633)	17,724	(1,707)	(8,378)
Natural gas basis differential contracts	(106)	120	(2,174)	(105)
Non-hedge derivative (losses) gains	$(98,824)	$118,675	$(65,213)	$(21,982)
We do not apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as non-hedge derivative gains (losses) in our consolidated statements of operations. Non-hedge derivative gains (losses) were $(41.6) million during the three months ended June 30, 2015 compared to $(58.0) million during the three months ended June 30, 2014. Non-hedge derivative gains (losses) were $19.9 million during the six months ended June 30, 2015 compared to $(87.2) million during the six months ended June 30, 2014. The fluctuation in non-hedge derivative gains (losses) from period to period is due primarily to the significant volatility of oil and natural gas prices and to changes in our outstanding derivative contracts during these periods.
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

Lease operating expenses

	Three months ended June 30,		Increase / (Decrease)	Percent change	Six months ended June 30,		Increase / (Decrease)	Percent change
	2015	2014			2015	2014
Lease operating expenses (in thousands, except per Boe data)
E&P Areas	$13,016	$18,164	$(5,148)	(28.3)%	$26,836	$35,828	$(8,992)	(25.1)%
EOR Project Areas	$14,392	$16,916	$(2,524)	(14.9)%	$32,204	$32,907	$(703)	(2.1)%
Total lease operating expense	$27,408	$35,080	$(7,672)	(21.9)%	$59,040	$68,735	$(9,695)	(14.1)%
Lease operating expenses per Boe
E&P Areas	$7.64	$8.74	$(1.10)	(12.6)%	$7.30	$9.11	$(1.81)	(19.9)%
EOR Project Areas	$16.43	$21.69	$(5.26)	(24.3)%	$18.60	$21.69	$(3.09)	(14.2)%
Lease operating expenses per Boe	$10.62	$12.27	$(1.65)	(13.4)%	$10.92	$12.61	$(1.69)	(13.4)%
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
Our E&P Areas lease operating expenses on an absolute dollar basis and a per Boe basis decreased during the three months and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, primarily as a result of the divestiture of certain non-core assets with higher operating costs, temporary shut-in of marginal wells due to the current low price environment, cost reductions from third party service providers and improved operational efficiencies, partially offset by the incremental cost associated with new wells added during the last twelve months.
Our EOR Project Areas lease operating expenses decreased during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, primarily due to temporary shut-in of marginal wells due to the current low price environment, cost reductions from third party service providers and improved operational efficiencies offset partially by additional costs associated with expansion of our EOR floods at our North Burbank and Farnsworth units during the last twelve months. Our EOR Project Areas lease operating expenses on a per Boe basis decreased, primarily as a result of these factors combined with the overall increase in production volumes between periods.
Transportation and processing expenses

	Three months ended June 30,		Increase / (Decrease)	Percent change	Six months ended June 30,		Increase / (Decrease)	Percent change
	2015	2014			2015	2014
Transportation and processing expenses (in thousands)	$1,972	$1,484	$488	32.9%	$4,344	$2,850	$1,494	52.4%
Transportation and processing expenses per Boe	$0.76	$0.52	$0.24	46.2%	$0.80	$0.52	$0.28	53.8%
Transportation and processing expenses principally consist of expenditures to prepare and transport production from the wellhead to a specified sales point and gas processing costs. Our transportation and processing expenses increased during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 as a result of the overall increase in natural gas liquids volumes processed in between periods primarily from our participation interests in wells drilled in the Cana Woodford Shale during the last twelve months.

Production taxes (which include ad valorem taxes)

	Three months ended June 30,		Increase / (Decrease)	Percent change	Six months ended June 30,		Increase / (Decrease)	Percent change
	2015	2014			2015	2014
Production taxes (in thousands)	$3,844	$8,159	$(4,315)	(52.9)%	$8,328	$14,802	$(6,474)	(43.7)%
Production taxes per Boe	$1.49	$2.85	$(1.36)	(47.7)%	$1.54	$2.72	$(1.18)	(43.4)%
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
Our production taxes decreased during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 primarily due to our significant decline in revenues as a result of depressed commodity prices in the current year. Also contributing to the decline were our strategic divestitures of wells in our Non-Core Properties and Legacy Production Areas, which generally had higher tax rates, and reduced tax rates for horizontal drilling and our EOR projects.
Depreciation, depletion and amortization (“DD&A”)

	Three months ended June 30,		Increase / (Decrease)	Percent change	Six months ended June 30,		Increase / (Decrease)	Percent change
	2015	2014			2015	2014
DD&A (in thousands):
Oil and natural gas properties	$53,276	$59,829	$(6,553)	(11.0)%	$115,172	$111,988	$3,184	2.8%
Property and equipment	2,309	2,536	(227)	(9.0)%	4,693	5,053	(360)	(7.1)%
Accretion of asset retirement obligation	871	989	(118)	(11.9)%	1,802	2,063	(261)	(12.7)%
Total DD&A	$56,456	$63,354	$(6,898)	(10.9)%	$121,667	$119,104	$2,563	2.2%
DD&A per Boe:
Oil and natural gas properties	$20.65	$20.93	$(0.28)	(1.3)%	$21.30	$20.55	$0.75	3.6%
Other fixed assets	$1.23	$1.23	$—	—%	$1.20	$1.31	$(0.11)	(8.4)%
Total DD&A per Boe	$21.88	$22.16	$(0.28)	(1.3)%	$22.50	$21.86	$0.64	2.9%
We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and costs. Thus, our DD&A rate could change significantly in the future.
DD&A on oil and natural gas properties decreased $6.6 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, of which $5.9 million was due to a decrease in production and $0.7 million was due to a lower rate per equivalent unit of production. Our DD&A rate per equivalent unit of production decreased for the three months ended June 30, 2015 primarily due to lower estimated future development costs, which were realized in the second quarter, offset by the decrease in our average reserves as a result of the prevailing lower price commodity environment and an increase in our capitalized amortization base, which included the transfer of amounts from unevaluated oil and gas properties to proved oil and natural gas properties in the last twelve months.
DD&A on oil and natural gas properties increased $3.2 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, of which $4.1 million was due to a higher rate per equivalent unit of production offset partially by $0.9 million due to a decrease in production. Our DD&A rate per equivalent unit of production increased for the six months ended June 30, 2015, primarily due to the decrease in our average reserves as a result of the prevailing lower price commodity environment and an increase in our capitalized amortization base, offset by lower estimated future development costs.

Asset impairments

	Three months ended June 30,		Increase / (Decrease)	Percent change	Six months ended June 30,		Increase / (Decrease)	Percent change
	2015	2014			2015	2014
Asset impairments (in thousands)
Loss on impairment of oil and natural gas assets	$217,562	$—	$217,562	n/a	$217,562	$—	$217,562	n/a
Loss on impairment of other assets	13,311	—	13,311	n/a	13,311	—	13,311	n/a

Property impairments. Due to the substantial decline of commodity prices in late 2014, which remained low through June 30, 2015, the cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties as of June 30, 2015, resulting in a ceiling test write-down during the second quarter of $217.6 million. If commodity prices remain at the current level, the average prices used in the ceiling test calculation will decline further and we expect to record significantly larger write-downs in the third and fourth quarter of 2015. Continued write-downs of oil and natural gas properties may occur until such time as commodity prices recover, and remain at recovered levels, so as to meaningfully increase the 12-month average price used in the ceiling test calculation. In addition to commodity prices, our production rates, levels of proved reserves, estimated future operating expenses, estimated future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.
A contributing factor to the ceiling test write-down above were impairments of unevaluated oil and gas properties, which resulted in a transfer of amounts from unevaluated oil and natural gas properties to the full cost amortization base. Impairments of unevaluated oil and gas properties increased $90.5 million in 2015 to $96.2 million. This included $87.4 million recognized in the second quarter as a result of changes in management’s estimates of undeveloped properties not expected to be developed before lease expiration in response to the significant decrease in crude oil prices which has altered our drilling plans combined with lower than expected results for certain exploratory activities primarily in our Panhandle Marmaton area.
Impairment of other assets. There were no impairment losses on other assets for the three and six months ended June 30, 2014. We recorded impairment losses of $13.3 million for the three and six months ended June 30, 2015 of which $6.0 million related to impairments of our stacked drilling rigs and $7.3 million related to a market adjustment on our equipment inventory. We own four stacked drilling rigs of which one was last deployed in January 2015 while the remaining three have been stacked for two to three years. As a result of the recent deterioration in commodity prices and reduced drilling activity, the value of such equipment has declined while utilizing third party equipment has become more cost effective, resulting in us impairing the value of the rigs to their estimated fair value. We had previously recorded $3.5 million and $1.5 million of impairment related to these rigs during the years ended December 31, 2013 and 2012, respectively. The industry conditions described above have also caused the demand for equipment utilized in drilling to decrease, resulting in lower market prices for such equipment. The market adjustment on our equipment inventory reflects the decrease in market prices.
General and administrative expenses (“G&A”)

	Three months ended June 30,		Increase / (Decrease)	Percent change	Six months ended June 30,		Increase / (Decrease)	Percent change
	2015	2014			2015	2014
G&A and cost reduction initiatives (in thousands):
Gross G&A expenses	$12,492	$22,725	$(10,233)	(45.0)%	$24,524	$42,865	$(18,341)	(42.8)%
Capitalized exploration and development costs	(3,232)	(7,733)	4,501	(58.2)%	(6,070)	(14,486)	8,416	(58.1)%
Net G&A expenses	$9,260	$14,992	$(5,732)	(38.2)%	$18,454	$28,379	$(9,925)	(35.0)%
Cost reduction initiatives	$362	$—	$362	n/a	$9,136	$—	$9,136	n/a
Net G&A and cost reduction initiatives expense	$9,622	$14,992	$(5,370)	(35.8)%	$27,590	$28,379	$(789)	(2.8)%
Average G&A expense per Boe	$3.59	$5.24	$(1.65)	(31.5)%	$3.41	$5.21	$(1.80)	(34.5)%
Average G&A and cost reduction initiatives expense per Boe	$3.73	$5.24	$(1.51)	(28.8)%	$5.10	$5.21	$(0.11)	(2.1)%

Gross G&A expenses decreased during the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, primarily due to lower compensation and benefits costs and forfeitures of deferred compensation awards. Compensation and benefits were lower due to lower headcount subsequent to our workforce reduction and due to the lower commodity price environment.
Capitalized exploration and development costs decreased between periods primarily due to a lower proportion of compensation costs subject to capitalization as we have reduced our exploration, acquisition and development activities in this low commodity price environment.
Cost reduction initiatives includes expenses related to our efforts to reduce our capital, operating and administrative costs in response to the recent deterioration of commodity prices. Included in our expenses for cost reduction initiatives are $0.4 million and $6.9 million for the three and six months ended June 30, 2015, respectively, in one-time severance and termination benefits in connection with our reduction in force that was implemented in February 2015. The remaining cost reduction expense is a result of third party legal and professional services we have engaged to assist in these initiatives. As discussed below in “Liquidity and capital resources,” we are allowed to exclude up to $25.0 million of expenses incurred in connection with our cost reduction initiatives, including costs related to our workforce reduction, from our EBITDA-based covenant under our senior secured revolving credit facility.
Our G&A expenses on a Boe basis decreased for the three and six months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to these same factors offset partially by the decrease in overall production volumes between periods.
Other income and expenses
Interest expense. The following table presents interest expense for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
9.875% Senior Notes due 2020	$7,722	$7,690	$15,436	$15,373
8.25% Senior Notes due 2021	8,435	8,420	16,866	16,836
7.625% Senior Notes due 2022	10,559	10,540	21,113	21,074
Senior secured revolving credit facility	2,779	1,645	4,943	3,064
Bank fees and other interest	1,207	1,256	2,518	2,605
Capitalized interest	(2,810)	(3,348)	(6,272)	(6,290)
Total interest expense	$27,892	$26,203	$54,604	$52,662
Average long-term borrowings	$1,734,346	$1,563,499	$1,714,574	$1,569,727
Total interest expense for the three and six months ended June 30, 2015 increased 6% and 4%, respectively, compared to the same periods in 2014 primarily due to increased levels of borrowing on our senior secured revolving credit facility and reduced capitalized interest.
Liquidity and capital resources
Historically, our primary sources of liquidity have been cash generated from our operations, debt, private equity sales and proceeds from asset dispositions. As of June 30, 2015, we had cash and cash equivalents of $27.6 million and had borrowed $427.0 million under our senior secured revolving credit facility with a borrowing base of $550.0 million. As of August 12, 2015, we had borrowed $409.0 million under our senior secured revolving credit facility.
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
Sources and uses of cash
Our net change in cash is summarized as follows:

	Six months ended		Increase / (Decrease)	Percent Change
	June 30,
(in thousands)	2015	2014
Cash flows provided by operating activities	$16,975	$182,517	$(165,542)	(90.7)%
Cash flows used in investing activities	(96,666)	(171,117)	74,451	(43.5)%
Cash flows provided by (used in) financing activities	75,756	(24,545)	100,301	(408.6)%
Net decrease in cash during the period	$(3,935)	$(13,145)	$9,210	(70.1)%
Our cash flows from operating activities is derived substantially from the production and sale of oil and natural gas. Our cash flows from operating activities were lower in the current year due to a decrease in commodity sales driven by lower prices on all our commodities.
When available, we use the net cash provided by operations to partially fund our acquisition, exploration and development activities. Our acquisition, exploration and development activities and our payments of accounts payable for the six months ended June 30, 2015 were funded by settlement proceeds from our derivative instruments, borrowings from our senior secured borrowing credit facility and cash flows from operations.
Our cash flows from investing activities is comprised primarily of cash inflows from asset dispositions and derivative settlement receipts offset by cash outflows for capital expenditures and derivative settlement payments.
Our actual costs incurred, including costs that we have accrued for, and our budgeted 2015 capital expenditures for oil and natural gas properties during the six months ended June 30, 2015 are summarized in the table below.

(in thousands)	E&P Areas	EOR Project Areas	Total	2015 Capital Expenditures Budget Range (1)(2)
				Low	High
Acquisitions	$9,820	$—	$9,820	15,000	$20,000
Drilling	65,394	—	65,394	102,000	132,000
Enhancements	7,628	6,457	14,085	27,000	34,000
Pipeline and field infrastructure	—	14,119	14,119	13,000	16,000
CO2 purchases	—	9,371	9,371	18,000	23,000
Total	$82,842	$29,947	$112,789	$175,000	$225,000
___________

(1)	Approximately two-thirds of our budgeted amount for enhancements and all of our budgeted amounts for pipeline and field infrastructure and CO2 purchases are allocated to our EOR project areas.

(2)	Budget categories presented include allocations of capitalized interest and general and administrative expenses.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, our initial estimate of capital expenditures by area and category were at the low end of our capital expenditures budget. We currently anticipate that our capital expenditures for 2015 will trend towards the mid-point of our capital expenditures budget with the most significant increase in drilling for funding participation interests in non-operated wells drilled in the STACK.
Net cash used in investing activities during the six months ended June 30, 2015 was comprised of cash outflows for capital expenditure of $222.7 million, partially offset by cash inflows from derivative settlement receipts of $118.7 million and asset dispositions of $7.4 million. Our cash outflows for capital expenditure is greater than our actual costs incurred for the period, disclosed in the table above, as a result of payments in the current period for expenditures accrued at the end of the prior year. Net cash used in investing activities during the six months ended June 30, 2014 was comprised primarily of cash outflows for capital expenditure of $322.3 million and derivative settlement payments of $22.0 million, partially offset by cash inflows from asset dispositions of $173.2 million.
Cash flows from financing activities is comprised primarily of cash inflows from long-term debt borrowings, offset by cash outflows from repayments of long-term debt and capital leases. During the six months ended June 30, 2015, we borrowed $120.0 million on our long-term debt and made repayments of $41.7 million on our long-term debt and $1.2 million on our capital leases. We also paid $1.4 million in bank fees in connection with the amendment to our senior secured credit facility discussed below. During the six months ended June 30, 2014, we borrowed $111.3 million on our long-term debt and made repayments of $134.7 million on our long-term debt and $1.1 million on our capital leases.
Indebtedness
Long-term debt consists of the following as of the dates indicated:

(in thousands)	June 30, 2015	December 31, 2014
9.875% Senior Notes due 2020, net of discount of $4,546 and $4,861, respectively	$295,454	$295,139
8.25% Senior Notes due 2021	400,000	400,000
7.625% Senior Notes due 2022, including premium of $4,467 and $4,869, respectively	554,467	554,869
Senior secured revolving credit facility	427,000	347,000
Real estate mortgage notes	10,447	10,705
Installment notes	2,860	4,252
Capital lease obligations	20,648	21,837
	$1,710,876	$1,633,802
Please see “Note 5—Long-term debt” in Item 8. Financial Statement and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of material terms governing our senior notes and senior secured revolving credit facility.
Senior secured revolving credit facility
We maintain a senior secured revolving credit facility, which is collateralized by our oil and natural gas properties, and matures on November 1, 2017. As of June 30, 2015, we have $427.0 million of outstanding borrowings under our senior secured revolving credit facility. Our borrowing base on the facility decreased from $650.0 million to $550.0 million effective April 1, 2015
Availability under our senior secured revolving credit facility is subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. The banks establish a borrowing base by making an estimate of the collateral value of our oil and natural gas properties. If oil and natural gas prices decrease from the amounts used in estimating the collateral value of our oil and natural gas properties, the borrowing base may be reduced, thus reducing funds available under the borrowing base.

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

(dollars in thousands)	June 30, 2015	December 31, 2014
Current assets per GAAP	$230,389	$339,898
Plus—Availability under senior secured revolving credit facility	122,126	302,080
Less—Short-term derivative instruments	(109,067)	(179,921)
Current assets as adjusted	$243,448	$462,057
Current liabilities per GAAP	$148,451	$328,366
Less—Short-term derivative instruments	(87)	(77)
Less—Short-term asset retirement obligations	(1,124)	(4,147)
Less—Deferred tax liability on derivative instruments and asset retirement obligations	(41,740)	(65,799)
Current liabilities as adjusted	$105,500	$258,343
Current ratio for loan compliance	2.31	1.79
Current ratio per GAAP	1.55	1.04
We entered into an amendment to our senior secured revolving credit facility (the “Fifteenth Amendment”) effective April 1, 2015. Among other things, the amendment replaced the Consolidated Net Debt to Consolidated EBITDAX covenant with a covenant based on the ratio of Consolidated Net Secured Debt to Consolidated EBITDAX, as defined in the Fifteenth Amendment. Under this covenant, we are required to maintain a ratio of Consolidated Net Secured Debt to Consolidated EBITDAX no greater than 2.25 to 1.0 for each period of four consecutive fiscal quarters ending on the last day of such applicable fiscal quarter. For the same applicable periods, the Fifteenth Amendment also requires us to maintain an Interest Coverage Ratio, as defined in the Fifteenth Amendment, of no less than 2.00 to 1.00. The Fifteenth Amendment revised the definition of Consolidated EBITDAX to exclude up to $25.0 million in expenses incurred subsequent to January 1, 2015, in connection with our cost reduction initiatives, transition, business optimization and other restructuring charges. The charges we have incurred to date under this category are described above under “Results of operations - General and administrative expenses.” Under the Fifteenth Amendment, we are also allowed to incur an additional $300.0 million in Additional Permitted Debt, as defined in the Fifteenth Amendment to now include both secured and unsecured debt.
As of June 30, 2015, availability under our senior secured revolving credit facility was limited to $122.1 million, which was not limited by the Consolidated Net Secured Debt to Consolidated EBITDAX ratio.
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
Asset divestitures and alternative capital sources
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, during 2014 we sold various oil and natural gas properties primarily located in our Ark-La-Tex, Permian Basin, and North Texas areas. Our asset sales in 2014 generated a total of $291.4 million in cash. Proceeds from our property sales provide us with an additional source of liquidity to pay down borrowings under our senior secured revolving credit facility, fund capital expenditures and for general corporate purposes. Our planned capital expenditures for 2015 will be funded, in part, by $35.0 million of anticipated proceeds we expect to generate from asset divestitures, most which are expected to occur in the second half of the year. Our external sources of liquidity in the future may include asset sales, additional public or private issuances of common or preferred stock, or project financing. While we believe we would be able to obtain funds through one or more of these alternative sources if needed, we cannot provide assurance that these resources would be available on terms acceptable to us.
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
Other than additional borrowings under our senior secured credit facility during the six months ended June 30, 2015, there were no material changes to our contractual commitments since December 31, 2014.
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
We define adjusted EBITDA as net income, adjusted to exclude (1) asset impairments, (2) interest and other financing costs, net of capitalized interest, (3) income taxes, (4) depreciation, depletion and amortization, (5) non-cash change in fair value of non-hedge derivative instruments, (6) interest income, (7) stock-based compensation expense, (8) gain or loss on disposed assets, (9) upfront premiums paid on settled derivative contracts, (10) impairment charges, and (11) expenses associated with our cost reduction initiatives, transition, business optimization and other restructuring charges not to exceed $25.0 million in 2015 (as allowed under our senior secured revolving credit facility) and (12) other significant, unusual non-cash charges.
The following table provides a reconciliation of our net income (loss) to adjusted EBITDA for the specified periods:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Net loss	$(189,036)	$(8,433)	$(184,788)	$(4,028)
Interest expense	27,892	26,203	54,604	52,662
Income tax benefit	(115,095)	(5,054)	(112,538)	(2,419)
Depreciation, depletion, and amortization	56,456	63,354	121,667	119,104
Non-cash change in fair value of non-hedge derivative instruments	84,370	44,769	98,824	65,213
Upfront premiums paid on settled derivative contracts	—	(166)	—	(332)
Interest income	(25)	(56)	(148)	(71)
Stock-based compensation expense	910	1,022	(13)	2,260
Gain on sale of assets	(1,292)	(727)	(1,371)	(811)
Loss on impairment of assets	230,873	—	230,873	—
Cost reduction initiatives expense	362	—	9,136	—
Adjusted EBITDA	$95,415	$120,912	$216,246	$231,578

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
Commodity prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our senior secured revolving credit facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our production for the six months ended June 30, 2015, our gross revenues from oil and natural gas sales would change approximately $3.8 million for each $1.00 change in oil and natural gas liquid prices and $1.0 million for each $0.10 change in natural gas prices.
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

Our outstanding crude oil derivative instruments as of June 30, 2015 are summarized below:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Sold puts	Purchased puts	Sold calls	Average Premium

July - September 2015
Swaps	150	$95.12	$—	$—	$—	$—
Swaps with deferred premium (1)	1,305	$92.48	$—	$—	$—	$13.80
October - December 2015
Swaps	150	$94.03	$—	$—	$—	$—
Swaps with deferred premium (1)	1,305	$92.48	$—	$—	$—	$13.80
January - March 2016
Three-way collars	60	$—	$84.00	$92.00	$101.01	$—
Enhanced swaps (2)	960	$92.98	$80.50	$—	$—	$—
Purchased puts (2)	960	$—	$—	$60.00	$—	$5.54
April - June 2016
Three-way collars	60	$—	$84.00	$92.00	$101.01	$—
Enhanced swaps (2)	960	$92.98	$80.50	$—	$—	$—
Purchased puts (2)	960	$—	$—	$60.00	$—	$5.54
July - September 2016
Three-way collars	60	$—	$84.00	$92.00	$101.01	$—
Enhanced swaps (2)	900	$92.91	$80.53	$—	$—	$—
Purchased puts (2)	900	$—	$—	$60.00	$—	$5.54
October - December 2016
Three-way collars	60	$—	$84.00	$92.00	$101.01	$—
Enhanced swaps (2)	900	$92.91	$80.53	$—	$—	$—
Purchased puts (2)	900	$—	$—	$60.00	$—	$5.54
___________

(1)	As a result of the deferred premiums, the above 2,610,000 barrels of crude oil production in 2015 are hedged at an average effective price of $78.68/barrel.

(2)
Total premiums of $20.6 million for the purchased puts were paid at contract inception in December 2014. Excluding the premiums and utilizing an average NYMEX strip price of $61.90 for 2016 as of June 30, 2015, the average realized price from our 3,720,000 barrels of hedged production that have associated sold puts and purchased puts is $74.32/barrel. In the event that crude oil prices are below $60.00/barrel, which is indicated by the average NYMEX strip price for 2016 as of August 10, 2015, the purchase of these put options established a floor on the realized price for these hedged volumes of $72.42/barrel.

Our outstanding natural gas derivative instruments as of June 30, 2015 are summarized below:

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
During July 2015, we entered into swaps covering 520,000 barrels of oil, scheduled to settle ratably between September and December 2015, with an average notional price of $50.43 per barrel, which offset our existing swaps disclosed in the table above. By entering into offset positions for these volumes, we have locked-in the difference between the contract price of our prior swaps and the contract price of our recent swaps, which we will receive when the contracts settle. In addition, we also entered into collars covering 260,000 barrels of oil, scheduled to settle ratably between September and October 2015, at a call price of $57.50 per barrel and a put price of $47.50 barrel and purchased puts covering 260,000 barrels of oil, scheduled to settle ratably between November and December 2015, at a price of $47.50 barrel. The collars and the puts were purchased for a total premium of $1.2 million, payable upon settlement of the contracts.

Interest rates. All of the outstanding borrowings under our senior secured revolving facility as of June 30, 2015 are subject to market rates of interest as determined from time to time by the banks. We may elect to borrow under our senior secured revolving credit facility at either Eurodollar rate, which is linked to LIBOR, or the ABR. Loans subject to the ABR bear interest at a fluctuating rate that is linked to the greater of (1) the Prime Rate, as defined in our senior secured revolving credit facility, (2) the Federal Funds Effective Rate, as defined in the senior secured revolving credit facility, plus 0.50%, or (3) the Adjusted LIBO rate, as defined in our senior secured revolving credit facility, plus 1%. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $550.0 million, equal to our borrowing base at June 30, 2015, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $5.5 million.

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
Studies by both state or federal agencies demonstrating a correlation between earthquakes and oil and natural gas activities could result in increased regulatory and operational burdens
In our Annual Report on Form 10-K for the year ended December 31, 2014, filed March 31, 2015, we stated that some parties believe there is a correlation between the operation of underground injection wells for the disposal of produced water and the increased occurrence of earthquakes in Oklahoma, but that the results of state and federal studies on the existence of a correlation are uncertain.  On April 21, 2015, the Oklahoma Geologic Survey (“OGS”) issued a document entitled “Statement of Oklahoma Seismicity,” in which the agency states “[t]he OGS considers it very likely that the majority of recent earthquakes, particularly those in central and north-central Oklahoma, are triggered by the injection of produced water in disposal wells.” The Oklahoma Corporation Commission has issued a directive affecting more than 500 disposal wells in 21 Oklahoma counties restricting injection of high volumes of water into formations below the Arbuckle formation into the crystalline basement.  We do not operate a disposal well affected by the directives. This development may result in additional levels of regulation, or increased complexity with respect to existing regulations, that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to inject produced water into disposal wells, and may increase our costs of compliance and doing business.
Information with respect to other risk factors that we may encounter is included under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2014. Other than the above, there have been no material changes to the risk factors since the filing of such Form 10-K.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1*
Second Amended and Restated Certificate of Incorporation of Chaparral Energy, Inc. (the “Company”), dated as of April 12, 2010. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

3.2*	Second Amended and Restated Bylaws of the Company, dated as of April 12, 2010. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.1*	Fifteenth Amendment to Eighth Restated Credit Agreement dated as of April 1, 2015 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on May 12, 2015).

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: August 12, 2015

EXHIBIT INDEX

Exhibit No.	Description

3.1*
Second Amended and Restated Certificate of Incorporation of Chaparral Energy, Inc. (the “Company”), dated as of April 12, 2010. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

3.2*	Second Amended and Restated Bylaws of the Company, dated as of April 12, 2010. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

10.1*	Fifteenth Amendment to Eighth Restated Credit Agreement dated as of April 1, 2015 (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on May 12, 2015).

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference