Form 10-Q
period 2016-06-30
Chaparral Energy, Inc.
filed 2016-08-12
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares outstanding of each of the issuer’s classes of common stock as of August 12, 2016:

Class	Number of shares
Class A Common Stock, $0.01 par value	334,545
Class B Common Stock, $0.01 par value	344,859
Class C Common Stock, $0.01 par value	209,882
Class E Common Stock, $0.01 par value	504,276
Class F Common Stock, $0.01 par value	1
Class G Common Stock, $0.01 par value	2

CHAPARRAL ENERGY, INC.

CAUTIONARY STATEMENT

REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements that constitute forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, our bankruptcy proceedings, dividends, financing plans, capital structure, cash flow, pending legal and regulatory proceedings and claims, including environmental matters, future economic performance, operating income, cost savings, and management’s plans, strategies, goals and objectives for future operations and growth. These forward-looking statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” “seek,” “project,” “plan” or similar expressions. Any statement that is not a historical fact is a forward-looking statement. It should be understood that these forward-looking statements are necessarily estimates reflecting the best judgment of senior management, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements in this report may include, for example, statements about:

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

These forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. These risks and uncertainties include those factors described in Item 1A of this report and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Specifically, some factors that could cause actual results to differ include:

•	risks and uncertainties associated with our Chapter 11 Cases (as defined herein), including our ability to develop, confirm and consummate a plan under Chapter 11;
•	the significant amount of our debt;
•	worldwide supply of and demand for oil and natural gas;
•	volatility and declines in oil and natural gas prices;
•	drilling plans (including scheduled and budgeted wells);
•	the number, timing or results of any wells;
•	changes in wells operated and in reserve estimates;
•	supply of CO2 ;
•	future growth and expansion;
•	future exploration;
•	integration of existing and new technologies into operations;

•	future capital expenditures (or funding thereof) and working capital;
•	borrowings and capital resources and liquidity;
•	changes in strategy and business discipline;
•	future tax matters;
•	any loss of key personnel;
•	future seismic data (including timing and results);
•	the plans for timing, interpretation and results of new or existing seismic surveys or seismic data;
•	geopolitical events affecting oil and natural gas prices;
•	outcome, effects or timing of legal proceedings;
•	the effect of litigation and contingencies;
•	the ability to generate additional prospects; and
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

GLOSSARY OF CERTAIN DEFINED TERMS

The terms defined in this section are used throughout this Form 10-Q:

•	Basin. A low region or natural depression in the earth’s crust where sedimentary deposits accumulate.
•	Bankruptcy Court. United State Bankruptcy Court for the District of Delaware
•	Bbl. One stock tank barrel of 42 U.S. gallons liquid volume used herein in reference to crude oil, condensate, or natural gas liquids.
•	BBtu. One billion British thermal units.
•	Boe. Barrels of oil equivalent using the ratio of six thousand cubic feet of natural gas to one barrel of oil.
•	Boe/d. Barrels of oil equivalent per day.
•	Btu. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.
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

•	Exclusive Filing Period. The exclusive period to file a Chapter 11 plan of reorganization.
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

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Consolidated balance sheets

	June 30,
	2016	December 31,
(dollars in thousands, except share data)	(unaudited)	2015
Assets
Current assets:
Cash and cash equivalents	$173,603	$17,065
Accounts receivable, net	47,464	38,620
Accounts receivable—derivative settlements	119,303	40,380
Inventories, net	9,238	12,329
Prepaid expenses	3,137	3,700
Derivative instruments	—	143,737
Total current assets	352,745	255,831
Property and equipment—at cost, net	45,399	48,962
Oil and natural gas properties, using the full cost method:
Proved	4,253,857	4,128,193
Unevaluated (excluded from the amortization base)	12,962	66,905
Accumulated depreciation, depletion, amortization and impairment	(3,736,584)	(3,396,261)
Total oil and natural gas properties	530,235	798,837
Derivative instruments	—	19,501
Deferred income taxes	—	53,914
Other assets	9,018	27,694
Total assets	$937,397	$1,204,739

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Consolidated balance sheets—continued

	June 30,
	2016	December 31,
(dollars in thousands, except share data)	(unaudited)	2015
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued liabilities	$29,142	$66,222
Accrued payroll and benefits payable	1,993	15,305
Accrued interest payable	105	23,303
Revenue distribution payable	4,256	12,391
Long-term debt and capital leases, classified as current	577,088	1,607,127
Deferred income taxes	—	53,914
Total current liabilities	612,584	1,778,262
Stock-based compensation	—	400
Asset retirement obligations	47,693	46,434
Liabilities subject to compromise	1,292,932	—
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $0.01 par value, 10,000,000 shares authorized and 334,545 and 345,289 shares issued and outstanding as of June 30, 2016, and December 31, 2015, respectively	4	4
Class B Common stock, $0.01 par value, 10,000,000 shares authorized and 344,859 shares issued and outstanding	3	3
Class C Common stock, $0.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding	2	2
Class E Common stock, $0.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding	5	5
Class F Common stock, $0.01 par value, 1 share authorized, issued, and outstanding	—	—
Class G Common stock, $0.01 par value, 3 shares authorized and 2 shares issued and outstanding	—	—
Additional paid in capital	430,912	431,307
Accumulated deficit	(1,446,738)	(1,051,678)
Total stockholders' deficit	(1,015,812)	(620,357)
Total liabilities and stockholders' deficit	$937,397	$1,204,739

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Consolidated statements of operations

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
	(unaudited)
Revenues - commodity sales	$65,990	$94,210	$114,229	$187,289
Costs and expenses:
Lease operating	22,756	27,408	46,171	59,040
Transportation and processing	2,185	1,972	4,064	4,344
Production taxes	2,882	3,844	4,638	8,328
Depreciation, depletion and amortization	32,964	56,456	64,772	121,667
Loss on impairment of oil and gas assets	203,183	217,562	281,079	217,562
Loss on impairment of other assets	1,259	13,311	1,259	13,311
General and administrative	6,804	9,260	13,293	18,454
Liability management	3,807	—	9,396	—
Cost reduction initiatives	14	362	3,139	9,136
Total costs and expenses	275,854	330,175	427,811	451,842
Operating loss	(209,864)	(235,965)	(313,582)	(264,553)
Non-operating income (expense):
Interest expense	(20,153)	(27,892)	(49,807)	(54,604)
Non-hedge derivative (losses) gains	(21,400)	(41,580)	(9,468)	19,851
Write-off of Senior Note issuance costs, discount and premium	—	—	(16,970)	—
Other income, net	210	1,306	346	1,980
Net non-operating expense	(41,343)	(68,166)	(75,899)	(32,773)
Reorganization items, net	(5,355)	—	(5,355)	—
Loss before income taxes	(256,562)	(304,131)	(394,836)	(297,326)
Income tax expense (benefit)	92	(115,095)	224	(112,538)
Net loss	$(256,654)	$(189,036)	$(395,060)	$(184,788)

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Consolidated statements of cash flows

	Six months ended
	June 30,
(in thousands)	2016	2015
	(unaudited)
Cash flows from operating activities
Net loss	$(395,060)	$(184,788)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	64,772	121,667
Loss on impairment of assets	282,338	230,873
Write-off of Senior Note issuance costs, discount and premium	16,970	—
Deferred income taxes	—	(112,615)
Non-hedge derivative losses (gains)	9,468	(19,851)
Gain on sale of assets	(66)	(1,371)
Other	1,998	2,550
Change in assets and liabilities
Accounts receivable	(12,006)	20,379
Inventories	1,837	(4,531)
Prepaid expenses and other assets	(557)	1,991
Accounts payable and accrued liabilities	22,519	(24,090)
Revenue distribution payable	(354)	(9,729)
Stock-based compensation	(424)	(3,510)
Net cash (used in) provided by operating activities	(8,565)	16,975
Cash flows from investing activities
Expenditures for property, plant, and equipment and oil and natural gas properties	(88,901)	(222,723)
Proceeds from asset dispositions	487	7,382
Proceeds from non-hedge derivative instruments	74,847	118,675
Net cash used in investing activities	(13,567)	(96,666)
Cash flows from financing activities
Proceeds from long-term debt	181,000	120,000
Repayment of long-term debt	(1,096)	(41,651)
Principal payments under capital lease obligations	(1,234)	(1,189)
Payment of other financing fees	—	(1,404)
Net cash provided by financing activities	178,670	75,756
Net increase (decrease) in cash and cash equivalents	156,538	(3,935)
Cash and cash equivalents at beginning of period	17,065	31,492
Cash and cash equivalents at end of period	$173,603	$27,557

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited)

(dollars in thousands, unless otherwise noted)

Note 1: Nature of operations and summary of significant accounting policies

Nature of operations

Chaparral Energy, Inc. and its subsidiaries, (collectively, “we”, “our”, “us”, or the “Company”) are involved in the acquisition, exploration, development, production and operation of oil and natural gas properties. Our properties are located primarily in Oklahoma and Texas. As discussed in “Note 2—Chapter 11 filing,” we are currently operating our business as debtor in possession in accordance with the applicable provisions of the Bankruptcy Code.

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

The financial information as of June 30, 2016, and for the three and six months ended June 30, 2016, and 2015, respectively, is unaudited. The financial information as of December 31, 2015, has been derived from the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015. In management’s opinion, such information contains all adjustments considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2016.

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of June 30, 2016, cash with a recorded balance totaling $20,746 and $51,172 was held at JP Morgan Chase Bank, N.A and Arvest Bank, respectively. In addition, we also held cash equivalents in the form of treasury securities with a recorded balance of $101,060 at Arvest Wealth Management. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts. We are not party to any valid blocked account agreements with respect to any material amount of cash.

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

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Accounts receivable consisted of the following at June 30, 2016, and December 31, 2015:

	June 30,	December 31,
	2016	2015
Joint interests	$15,239	$14,149
Accrued commodity sales	28,414	21,645
Other	4,175	3,329
Allowance for doubtful accounts	(364)	(503)
	$47,464	$38,620

Accounts receivable—derivative settlements

The balance reflects amounts due to us by our counterparties for derivative contracts that have matured. Cash settlements of matured contracts can occur up to 60 days past maturity as specified under the contracts. As discussed in “Note 5—Derivative instruments,” the balance as of June 30, 2016, reflects amounts due to us from prior maturities and from the early termination of all outstanding derivatives.

Inventories

Inventories are comprised of equipment used in developing oil and natural gas properties and oil and natural gas product inventories. We evaluate our inventory each quarter and when there is evidence that the utility of our inventory, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, we record an impairment loss for the difference. Inventories are shown net of a provision for obsolescence, commensurate with known or estimated exposure, which is reflected in the valuation allowance disclosed below. We recorded a lower of cost or market adjustment of $7,296 on our equipment inventory for the three and six months ended June 30, 2015, to reflect lower market prices resulting from a decline in demand for such equipment as drilling activity had decreased due to the low price environment. The sustained deterioration in industry conditions resulted in additional lower of cost or market adjustments of $1,259 during the three and six months ended June 30, 2016. These adjustments are reflected in “Loss on impairment of other assets” in our consolidated statements of operations. Inventories at June 30, 2016, and December 31, 2015, consisted of the following:

	June 30,	December 31,
	2016	2015
Equipment inventory	$9,874	$11,470
Commodities	1,462	1,698
Inventory valuation allowance	(2,098)	(839)
	$9,238	$12,329

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

The costs of unevaluated oil and natural gas properties are excluded from amortization until the properties are evaluated. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved reserves are established or impairment is determined. Work-in-progress costs are included in unevaluated oil and natural gas properties and as of June 30, 2016, include $8,560 of capital costs incurred for undeveloped acreage and $4,402 for wells and facilities in progress pending determination. As of December 31, 2015, work-in-progress costs included capital costs incurred of $60,031 for undeveloped acreage and $6,874 for wells and facilities in progress pending determination.

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

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

Our estimates of oil and natural gas reserves as of June 30, 2016, were prepared using an average price for oil and natural gas on the first day of each month for the prior twelve months as required by the SEC.

Due to the substantial decline of commodity prices that began in mid-2014 and which continue to remain low, the cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties at the end of each quarter during the current year, resulting in ceiling test write-downs. The amount of any future impairment is generally difficult to predict, and will depend on the average oil and natural gas prices during each period, the incremental proved reserves added during each period, and additional capital spent.

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

We recorded impairment losses of $6,015 related to four drilling rigs not currently in use for the three and six months ended June 30, 2015. One of the rigs was last deployed in January 2015 while the remaining three have been stacked for three to four years. The loss was recorded as a result of the deterioration in commodity prices and drilling activity whereby the value of such equipment had declined while utilizing third party equipment had become more cost effective, resulting in us impairing the value of the rigs to their estimated fair value. These losses are reflected in “Loss on impairment of other assets” in our consolidated statements of operations.

Our bankruptcy filing on May 9, 2016, (see “Note 2—Chapter 11 filing”) was an event that required an assessment whether the carrying amounts of our long-lived assets would be recoverable. Our evaluation indicated that no additional impairment was necessary as a direct result of the bankruptcy,

Stock-based compensation

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

(Debtor in possession)

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

Income Taxes

Although we recorded a net loss for the six months ended June 30, 2016, we did not record any corresponding tax benefit as any deferred tax asset arising from the loss is currently not believed to be realizable and is therefore reduced by a valuation allowance. At June 30, 2016, our valuation allowance is $569,726 which reduces our net deferred tax assets to zero value as we continue to believe that it is more likely than not that we will not realize the deferred tax assets primarily related to our cumulative net operating losses. Income tax recognized for the six months ended June 30, 2016, is a result of current Texas margin tax on gross revenues less certain deductions. See “Note 10—Income Taxes” in Item 8. Financial Statement and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2015, for additional information about our income taxes.

As described in “Note 2—Chapter 11 filing”, in conjunction with our efforts to restructure our indebtedness, on May 9, 2016, we filed voluntary petitions seeking relief under Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware commencing cases for relief under Chapter 11 of the Bankruptcy Code. Our negotiations to restructure our debt include a proposal for the holders of our Senior Notes to convert those notes into equity of the reorganized Company, effectuated through a plan of reorganization in bankruptcy. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a Chapter 11 bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is determined based on the fair market value of the consideration received by the creditors in settlement of outstanding indebtedness. Upon emergence from Chapter 11 bankruptcy proceedings, the CODI may reduce some or all of the amount of prior tax attributes, which can include net operating losses, capital losses, alternative minimum tax credits and tax basis in assets. The actual reduction in tax attributes does not occur until the first day of the Company’s tax year ending subsequent to the date of emergence.

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

Liability Management

Liability management expense includes third party legal and professional service fees incurred from our activities to restructure our debt and in preparation for our bankruptcy petition. As a result of our Chapter 11 petition, such expenses, to the extent that they are incremental and directly related to our bankruptcy reorganization, are reflected in “Reorganization items” in our consolidated statements of operations.

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Cost reduction initiatives

Cost reduction initiatives include expenses related to our efforts to reduce our capital, operating and administrative costs in response to the depressed commodity pricing environment. The expense consists of costs for one-time severance and termination benefits in connection with our reductions in force and third party legal and professional services we have engaged to assist in our cost savings initiatives as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
One-time severance and termination benefits	$—	$347	$3,036	$6,871
Professional fees	14	15	103	2,265
Total cost reduction initiatives expense	$14	$362	$3,139	$9,136

Recently adopted accounting pronouncements

In November 2015, the FASB issued authoritative guidance aimed at simplifying the accounting for deferred taxes. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. Importantly, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction – that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. This guidance was early adopted on a prospective basis during the second quarter of 2016 and allowed us to offset our noncurrent deferred income tax asset with our current deferred income tax liability. Other than the preceding balance sheet change, the adoption did not have a material impact on our financial statements and results of operations.

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

In March 2016, the FASB issued authoritative guidance with the objective to simplify several aspects of the accounting for share-based payments, including accounting for income taxes when awards vest or are settled, statutory withholdings and accounting for forfeitures. Classification of these aspects on the statement of cash flows is also addressed. For public business entities, this guidance is effective for fiscal periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted.

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

We do not expect this guidance to materially impact our financial statements or results of operations in connection with our outstanding awards.

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

In June 2016, the FASB issued authoritative guidance which modifies the measurement of expected credit losses of certain financial instruments. The guidance is effective for fiscal years beginning after December 15, 2020, however early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the effect the new guidance will have on our financial statements and results of operations.

Note 2: Chapter 11 filing

Background. The severe and sustained decline in oil and natural gas prices since mid-2014 has negatively impacted revenues, earnings and cash flows, and our liquidity. As a result of our deteriorating liquidity, there was and continues to be uncertainty regarding our ability to repay our outstanding debt obligations as they became due, especially in the event of any acceleration of indebtedness, and hence substantial doubt about our ability to continue as a going concern. This doubt was expressed in the audit opinion of our annual consolidated financial statements for the year ended December 31, 2015, and constituted an event of default under our Credit Facility since the covenants under the facility require us to deliver our annual financial statements without a going concern explanatory paragraph.

On March 1 and April 1, 2016, we elected not to make interest payments on our 8.25% Senior Notes and 9.875% Senior Notes, respectively. Under the indenture governing these Senior Notes, the failure to make the interest payments was subject to a 30-day grace period before constituting an event of default. We did not make either interest payment on the Senior Notes within their respective 30-day grace periods and as a result, are currently in default under the indentures governing these Senior Notes. While in default, the outstanding principal and any accrued interest may be called upon which would cause it to be immediately due and payable. Our failure to make such interest payments within the 30-day grace period also resulted in a cross default under our Credit Facility, capital leases and mortgage note.

The defaults discussed above result in cross defaults on our remaining indebtedness and therefore subjected all our debt to potential acceleration in the event that the outstanding amounts are called by our lenders.

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

On May 9, 2016 (the “Petition Date”), Chaparral Energy, Inc. and its subsidiaries including Chaparral Energy, L.L.C., Chaparral Resources, L.L.C., Chaparral Real Estate, L.L.C., Chaparral CO2 , L.L.C., CEI Pipeline, L.L.C., CEI Acquisition, L.L.C., Green Country Supply, Inc., Chaparral Biofuels, L.L.C., Chaparral Exploration, L.L.C., Roadrunner Drilling, L.L.C. (collectively, the “Chapter 11 Subsidiaries” and, together with Chaparral Energy, Inc., the “Debtors”) filed voluntary petitions seeking relief under Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) commencing cases for relief under chapter 11 of the Bankruptcy Code (the “Chapter 11 Cases”). Our filing of the Chapter 11 Cases constitutes an additional event of default under our Credit Facility, Senior Notes, capital leases and mortgage note.

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Debtor-In-Possession. We are currently operating our business as debtors in possession in accordance with the applicable provisions of the Bankruptcy Code. We have filed a variety of first day motions with the Bankruptcy Court that will allow us to continue to operate our business without interruption. These motions are designed primarily to minimize the impact of our bankruptcy filing on our operations, creditors and employees. The Bankruptcy Court has granted all first day motions filed by us and our Chapter 11 Subsidiaries. As a result, we not only are able to conduct normal business activities and pay the associated obligations for the period following our bankruptcy filing, we are also authorized to pay (subject to caps applicable to payments of certain pre-petition obligations) pre-petition employee wages and benefits, pre-petition amounts owed to certain lienholders and critical vendors and funds belonging to third parties, including royalty interest holders and partners. During the pendency of the Chapter 11 Cases, all transactions outside the ordinary course of our business require the prior approval of the Bankruptcy Court. Final orders on the motions to satisfy our obligations to certain third parties and to forward funds held by us that belong to third parties were granted on June 7, 2016.

Automatic Stay. Subject to certain exceptions, under the Bankruptcy Code, the filing of the bankruptcy petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or the filing of other actions against us or our property to recover, collect or secure a claim arising prior to the Petition Date. Creditors are stayed from taking any actions against us as a result of debt defaults, subject to certain limited exceptions permitted by the Bankruptcy Code.

Risks Associated with Chapter 11 Proceedings. For the duration of our Chapter 11 Cases, our operations and ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process. As a result of these risks and uncertainties, the number of our outstanding shares of common stock and stockholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in this quarterly report may not accurately reflect our operations, properties and capital plans following our emergence from bankruptcy.

Executory Contracts. In particular, subject to certain exceptions, under the Bankruptcy Code, we may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves us of performing future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires us to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease involving us in these financial statements, including where applicable, a quantification of our obligations under any such executory contract or unexpired lease with us is qualified by our rights to reject such executory contract or unexpired lease under the Bankruptcy Code.

Magnitude of Potential Claims. On June 29, 2016, we filed with the Bankruptcy Court schedules and statements setting forth, among other things, our assets and liabilities, subject to the assumptions filed in connection therewith (the “Schedules and Statements”). We may subsequently decide to amend or modify our Schedules and Statements.

On June 13, 2016, we filed a motion to set a bar date to assist with the claims reconciliation process.  The Bankruptcy Court approved such motion on July 1, 2016, setting the bar date on August 19, 2016. Through the claims resolution process, differences in amounts scheduled by the Debtors and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court where appropriate. In light of the potential number and amount of claims filed, the claims resolution process may take considerable time to complete, and we expect that it will continue after our emergence from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

Effect of Filing on Creditors and Shareholders. Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full or consensual agreement reached between parties before the holders of our existing common stock are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 proceedings to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

account of their interests and cancellation of their holdings. As discussed below, if certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the holders of our common stock and notwithstanding the fact that such holders do not receive or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our securities is highly speculative.

Process for Plan of Reorganization. In order to successfully exit bankruptcy, we will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan (or plans) of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

We have the exclusive right for 120 days after the Petition Date to file a plan of reorganization subject to extension for cause. If the Exclusive Filing Period lapses, any party in interest may file a plan of reorganization for any of the Debtors.

In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization would be accepted by holders of claims against and equity interests in us if (i) more than one-half in number and at least two-thirds in dollar amount of allowed claims actually voting in each class of claims impaired by the plan have voted to accept the plan and (ii) at least two-thirds in amount of allowed equity interests actually voting in each class of equity interests impaired by the plan has voted to accept the plan. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan.

Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock). Generally, with respect to common stock interests, a plan may be “crammed down” even if the shareholders receive no recovery if the proponent of the plan demonstrates that (1) no class junior to the common stock is receiving or retaining property under the plan and (2) no class of claims or interests senior to the common stock is being paid more than in full.

Our timing of filing a plan of reorganization will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 Cases. Although we expect to file a plan of reorganization that provides for emergence from bankruptcy as a going concern, there can be no assurance at this time that we will be able to successfully develop, confirm and consummate one or more plans of reorganization or other alternative restructuring transactions, that satisfies the conditions of the Bankruptcy Code and is confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully.

Basis of Accounting. As noted above, the uncertainty regarding our ability to meet our debt obligations and the resultant filing of the Chapter 11 Cases raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 Cases, other than as set forth under “Liabilities subject to compromise” and “Reorganization items” on the accompanying consolidated financial statements. In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to stockholders’ equity accounts, the effect of any changes that may be made in our capitalization; or (iv) as to operations, the effect of any changes that may be made to our business. We have accounted for the bankruptcy in accordance with Accounting Standards Codification 852, Reorganizations.

Liabilities Subject to Compromise. Our financial statements include amounts classified as liabilities subject to compromise which represent estimates of pre-petition obligations that we anticipate will be allowed as claims in our bankruptcy case. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on the Bankruptcy Court actions, further development with respect to disputed claims, and other events. Additional amounts may be included in liabilities subject to compromise in future periods if executory contracts and unexpired leases are rejected. Conversely, to the extent that such executory contracts or unexpired leases are not rejected and are instead assumed, certain liabilities characterized as subject to

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

compromise may be converted to post-petition liabilities. Because of the uncertain nature of many of the potential claims, the magnitude of such claims is not reasonably estimable at this time. We will continue to evaluate these liabilities during the pendency of the Chapter 11 Cases and adjust amounts as necessary. The magnitude of claims and or the adjustments to such claims may be material. Nothing herein constitutes an admission or waiver of any rights.

The following table summarizes the components of “Liabilities subject to compromise” included on our Consolidated Balance Sheet as of June 30, 2016:

June 30, 2016
Accounts payable and accrued liabilities	$11,172
Accrued payroll and benefits payable	6,714
Revenue distribution payable	7,781
Senior Notes and associated accrued interest	1,267,265
Liabilities subject to compromise	$1,292,932

Reorganization Items. We use this category to reflect, where applicable, post-petition revenues, expenses, gains and losses that are direct and incremental as a result of the reorganization of the business. We have incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect our results of operations. For the three and six months ended June 30, 2016, we have booked $5,355 of expense for professional fees incurred as a result of the reorganization.

Note 3: Supplemental disclosures to the consolidated statements of cash flows

Supplemental disclosures to the consolidated statements of cash flows are presented below:

	Six months ended June 30,
	2016	2015
Net cash provided by operating activities included:
Cash payments for interest	$13,158	$58,200
Interest capitalized	(1,699)	(6,273)
Cash payments for interest, net of amounts capitalized	$11,459	$51,927
Cash payments for income taxes	$250	$639
Cash payments for reorganization items	$399	$—
Non-cash investing activities included:
Asset retirement obligation additions and revisions	$1,299	$2,255
Change in accrued oil and gas capital expenditures	$(19,474)	$(111,706)

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Note 4: Debt

As of the dates indicated, debt consisted of the following:

	June 30, 2016	December 31, 2015
9.875% Senior Notes due 2020, net of discount of $0 and $4,185, respectively (1)	$—	$293,815
8.25% Senior Notes due 2021 (1)	—	384,045
7.625% Senior Notes due 2022, including premium of $0 and $4,939, respectively (1)	—	530,849
Credit Facility (2)	548,000	367,000
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 3.16% to 5.46%, due August 2021 through December 2028; collateralized by real property (2)	9,909	10,182
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.85% to 5.00%, due July 2016 through February 2018; collateralized by automobiles, machinery and equipment (2)	976	1,799
Capital lease obligations (2)	18,203	19,437
Total debt, net	577,088	1,607,127
Less current portion	577,088	1,607,127
Total long-term debt, net	$—	$—

(1)	These unsecured obligations have been classified as “Liabilities subject to compromise” as of June 30, 2016.
(2)	These secured obligations have not been classified as “Liabilities subject to compromise” as we believe the values of the underlying assets provide sufficient collateral to satisfy such obligations.

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

Senior Notes

The Senior Notes, which, as of June 30, 2016, include our 9.875% senior notes due 2020, our 8.25% senior notes due 2021 (the “2021 Senior Notes”), and our 7.625% senior notes due 2022 (collectively, our “Senior Notes”) are our senior unsecured obligations, rank equally in right of payment with all our existing and future senior debt, and rank senior to all of our existing and future subordinated debt. Pursuant to accounting guidance while in bankruptcy, all our Senior Notes and the associated accrued interest have been classified as “Liabilities subject to compromise” on our consolidated balance sheets as of June 30, 2016. We will not accrue interest expense on our Senior Notes during the pendency of the Chapter 11 Cases as we do not expect to pay such interest. As a result, reported interest expense is $14,338 lower than had we accrued contractual interest through June 30, 2016.

In March 2016 we wrote off the remaining unamortized issuance costs, premium and discount related to our Senior Notes for a net charge of $16,970. These deferred items are typically amortized over the life of the corresponding bond. However, as a result of not paying the interest due on our 2021 Senior Notes by the end of our 30-day grace period on March 31, 2016, as discussed in “Note 2—Chapter 11 filing,” we triggered an Event of Default on our Senior Notes. While uncured, the Event of Default effectively allows the lender to demand immediate repayment, thus shortening the life of our Senior Notes to the current period. As a result, we wrote off the remaining balance of unamortized issuance costs, premium and discount on March 31, 2016, as follows:

Non-cash expense for write-off of debt issuance costs on Senior Notes	$17,756
Non-cash expense for write-off of debt discount costs on Senior Notes	4,014
Non-cash gain for write-off of debt premium on Senior Notes	(4,800)
Total	$16,970

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Credit Facility

In April 2010, we entered into an Eighth Restated Credit Agreement (our “Credit Facility”), which is collateralized by our oil and natural gas properties and, as amended, matures on November 1, 2017. During the six months ended June 30, 2016, we had additional net borrowings of $181,000 on our Credit Facility. As of June 30, 2016, the weighted average interest rate was 7.0% on outstanding borrowings under Credit Facility. This rate represents the default rate and is based on the Alternate Base Rate (as defined under the Credit Facility) plus an additional 2.00% and plus the applicable margin.

As discussed in “Note 5—Derivative instruments,” $103,560 of proceeds payable to us from the termination of our derivative contracts were utilized to offset and hence reduce our outstanding borrowings under the Credit Facility during the third quarter of 2016.

Availability under our Credit Facility was subject to a borrowing base which is set by the banks semiannually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. We are currently in negotiations, as part of our reorganization, regarding the structure of our exit financing upon emergence from bankruptcy where we believe such financing will include a revolving credit facility subject to a borrowing base.

Subject to certain exceptions, under the Bankruptcy Code, the commencement of the Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or the filing of other actions against us or our property to recover, collect or secure a claim arising prior to the Petition Date. Creditors are stayed from taking any actions against us as a result of debt defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. There can be no assurances that the agent and lenders will consensually agree to a restructuring of the Credit Facility. Any proposed non-consensual restructuring of the Credit Facility could result in substantial delay in emergence from bankruptcy and there can be no assurances that the Bankruptcy Court would approve such proposed non-consensual restructuring. During the Chapter 11 Cases, we expect to remain current on our interest payments under the Credit Facility to the extent required by order of the Bankruptcy Court.

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

Note 5: Derivative instruments

Overview

Our results of operations, financial condition and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil, natural gas and natural gas liquids. These commodity prices are subject to wide fluctuations and market uncertainties. To mitigate a portion of this exposure, we previously entered into various types of derivative instruments, including commodity price swaps, enhanced price swaps, collars, put options, and basis protection swaps. We also previously entered into crude oil derivative contracts to hedge a portion of our natural gas liquids production.

Due to defaults under the master agreements governing our derivative contracts, all our outstanding derivative positions were terminated in May 2016 and we have no outstanding derivative contracts as of June 30, 2016. As discussed in “Note 6—Fair value measurements” all the counterparties to our derivative transactions are also financial institutions within the lender group under our Credit Facility. The derivative master agreements with these counterparties generally specify that a default under any of our indebtedness as well as any bankruptcy filing is an event of default which may result in early termination of the derivative contracts. Proceeds from the early terminations, inclusive of amounts receivable for previous settlements, totaled $119,303 and are reflected as “Accounts receivable—derivative settlements” on our consolidated balance sheets. Of this amount, during the third quarter of 2016, $103,560 was utilized to offset outstanding borrowings under our Credit Facility and the remainder was remitted to the Company.

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

While we are in default on our indebtedness and have a bankruptcy filing, we will no longer be able to represent that we can comply with the credit default or bankruptcy covenants under any prospective derivative master agreements and thus are not able to enter into new hedging transactions. While we expect to resume hedging upon a successful emergence from bankruptcy, there can be no assurance that post-emergence we will be able to enter into new derivative transactions at terms that are acceptable to us.

Effect of derivative instruments on the consolidated balance sheets

All derivative financial instruments are recorded on the balance sheet at fair value. See “Note 6—Fair value measurements” for additional information regarding fair value measurements. The estimated fair values of derivative instruments are provided below. The carrying amounts of these instruments are equal to the estimated fair values.

	As of December 31, 2015
	Assets	Liabilities	Net value
Natural gas derivative contracts	$41,328	$(1,158)	$40,170
Crude oil derivative contracts	123,068	—	123,068
Total derivative instruments	164,396	(1,158)	163,238
Less:
Netting adjustments (1)	1,158	(1,158)	—
Derivative instruments - current	143,737	—	143,737
Derivative instruments - long-term	$19,501	$—	$19,501

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

Non-hedge derivative gains in the consolidated statements of operations are comprised of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Change in fair value of commodity price derivatives	$(127,684)	$(84,370)	$(163,238)	$(98,824)
Settlement gains on commodity price derivatives	15,140	42,790	62,626	103,280
Settlement gains on early terminations of commodity price derivatives	91,144	—	91,144	15,395
Total non-hedge derivative (losses) gains	$(21,400)	$(41,580)	$(9,468)	$19,851

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

(Debtor in possession)

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

Recurring fair value measurements

Our financial instruments recorded at fair value on a recurring basis consist of commodity derivative contracts (see “Note 5—Derivative instruments”). Our derivative contracts classified as Level 2 consisted of commodity price swaps and basis protection swaps, which are valued using an income approach. Future cash flows from the derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at the LIBOR swap rate. Our derivative contracts classified as Level 3 consisted of three-way collars, enhanced swaps, and purchased puts. The fair value of these contracts is developed by a third-party pricing service using a proprietary valuation model, which we believe incorporates the assumptions that market participants would have made at the end of each period. Observable inputs include contractual terms, published forward pricing curves, and yield curves. Significant unobservable inputs are implied volatilities. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. We review these valuations and the changes in the fair value measurements for reasonableness. All derivative instruments are recorded at fair value and include a measure of our own nonperformance risk for derivative liabilities or that of our counterparties for derivative assets. As discussed in “Note 5—Derivative instruments,” due to defaults under the master agreements governing our derivative contracts, all our outstanding derivative positions were terminated in May 2016 and we have no outstanding derivative contracts as of June 30, 2016.

The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of December 31, 2015
	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$41,328	$(1,158)	$40,170
Significant unobservable inputs (Level 3)	123,068	—	123,068
Netting adjustments (1)	(1,158)	1,158	—
	$163,238	$—	$163,238

(1)

Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty. Positive and negative positions with counterparties are netted on the balance sheet only to the extent that they relate to the same current versus noncurrent classification.

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Changes in the fair value of our derivative instruments classified as Level 3 in the fair value hierarchy during the six months ended June 30, 2016, and 2015 were:

	Six months ended June 30,
Net derivative assets (liabilities)	2016	2015
Beginning balance	$123,068	$195,167
Realized and unrealized (losses) gains included in non-hedge derivative gains	(9,216)	4,718
Settlements received	(113,852)	(87,579)
Ending balance	$—	$112,306
Losses relating to instruments still held at the reporting date included in non-hedge derivative gains for the period	$—	$(12,504)

Nonrecurring fair value measurements

Asset retirement obligations. Additions to the asset and liability associated with our asset retirement obligations are measured at fair value on a nonrecurring basis. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the first six months of 2016 and 2015 were escalated using an annual inflation rate of 2.42% and 2.91%, respectively, and discounted using our weighted average credit-adjusted risk-free interest rate of 20.00% and 11.90%, respectively. These estimates may change based upon future inflation rates and changes in statutory remediation rules. See “Note 7—Asset retirement obligations” for additional information regarding our asset retirement obligations.

Fair value of other financial instruments

Our significant financial instruments, other than derivatives, consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and debt. We believe the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments.

The carrying value and estimated fair value of our debt at June 30, 2016, and December 31, 2015, were as follows:

	June 30, 2016		December 31, 2015
Level 2	Carrying value	Estimated fair value	Carrying value	Estimated fair value
9.875% Senior Notes due 2020	$298,000	$180,290	$293,815	$75,750
8.25% Senior Notes due 2021	384,045	231,387	384,045	96,956
7.625% Senior Notes due 2022	525,910	318,176	530,849	120,478
Other secured debt	10,885	10,885	11,981	11,981

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

(Debtor in possession)

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

We did not post additional collateral under any of these contracts as all of our counterparties are secured by the collateral under our senior secured revolving credit facility. Payment on our derivative contracts would have been accelerated in the event of a default on our senior secured revolving credit facility. The aggregate fair value of our derivative liabilities subject to acceleration in the event of default was $1,158 at December 31, 2015. As discussed previously, the defaults of our derivative master agreements resulted in the termination of all our contracts in May 2016 and resulted in amounts payable to us by our counterparties.

Note 7: Asset retirement obligations

The following table provides a summary of our asset retirement obligation activity during the six months ended June 30, 2016, and 2015.

	Six months ended June 30,
	2016	2015
Beginning balance	$48,612	$47,424
Liabilities incurred in current period	885	1,001
Liabilities settled and disposed in current period	(543)	(3,866)
Revisions in estimated cash flows	414	1,254
Accretion expense	1,846	1,802
Ending balance	51,214	47,615
Less current portion included in accounts payable and accrued liabilities	3,521	1,124
	$47,693	$46,491

See “Note 6—Fair value measurements” for additional information regarding fair value assumptions associated with our asset retirement obligations.

Note 8: Deferred compensation

Phantom Stock Plan and Restricted Stock Unit Plan

Effective January 1, 2004, we implemented a Phantom Unit Plan, which was revised on December 31, 2008 as the Second Amended and Restated Phantom Stock Plan (the “Phantom Plan”), to provide deferred compensation to certain key employees (the

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

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

A summary of our phantom stock and RSU activity during the six months ended June 30, 2016, is presented in the following table:

	Phantom Plan			RSU Plan
	Weighted average grant date fair value	Phantom shares	Vest date fair value	Weighted average grant date fair value	Restricted Stock Units	Vest date fair value
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2016	$18.62	10,619		$10.53	269,886
Granted	$—	—		$—	—
Vested	$17.85	(8,095)	$—	$8.68	(129,070)	$—
Forfeited	$21.09	(890)		$8.24	(28,507)
Unvested and outstanding at June 30, 2016	$21.09	1,634		$7.76	112,309

Due to the severe decline in commodity pricing, which has resulted in a steep decline in our estimated proved reserves, the estimated fair value per phantom share and RSU as of June 30, 2016, is $0.00. The weighted average period until all remaining phantom shares and RSUs vest is 0.8 years.

2015 Cash Incentive Plan

We adopted the Long-Term Cash Incentive Plan (the “2015 Cash LTIP”) on August 7, 2015. The 2015 Cash LTIP provides additional cash compensation to certain employees of the Company in the form of awards that generally vest in equal annual increments over a four -year period. Since the awards do not vary according to the value of the Company’s equity, the awards are not considered “stock-based compensation” under accounting guidance. We accrue for the cost of each annual increment over the period service is required to vest. A summary of compensation expense for the 2015 Cash LTIP is presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
2015 Cash LTIP expense	$316	$—	$568	$—

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

(Debtor in possession)

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

A summary of our restricted stock activity during the six months ended June 30, 2016, is presented below:

	Time Vested			Performance Vested
	Weighted average grant date fair value	Restricted shares	Vest date fair value	Weighted average grant date fair value	Restricted shares
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2016	$795.13	13,979		$278.97	28,448
Granted	$—	—		$—	—
Vested	$800.53	(5,087)	$93	$—	—
Forfeited	$810.01	(1,773)		$293.62	(6,374)
Unvested and outstanding at June 30, 2016	$787.56	7,119		$274.74	22,074

During the six months ended June 30, 2016, and 2015, we repurchased and canceled 2,597 and 5,226 vested shares, respectively. As of result of our bankruptcy, the estimated fair value of our Time Vested restricted awards was $0.00 per share, resulting in an aggregate intrinsic value of all outstanding unvested Time Vested restricted shares of $0 as of June 30, 2016. We anticipate that our reorganization under Chapter 11 of the Bankruptcy Code will ultimately result in the cancellation of all restricted shares.

Stock-based compensation cost

Compensation cost is calculated net of forfeitures, which are estimated based on our historical and expected turnover rates. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation cost could be different from what we have recorded in the current period.

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

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

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock-based compensation cost (credit)	$383	$1,938	$(515)	$438
Less: stock-based compensation cost capitalized	(77)	(718)	(202)	(303)
Stock-based compensation expense (credit)	$306	$1,220	$(717)	$135
Payments for stock-based compensation	$—	$2,832	$49	$3,644

Our stock-based compensation expense for the six months ended June 30, 2016, and 2015 includes credits due to forfeitures resulting from our workforce reductions in January 2016 and February 2015 and lower valuations of our liability-based awards. As of June 30, 2016, and December 31, 2015, accrued payroll and benefits payable included $0 and $81, respectively, for stock-based compensation costs expected to be settled within the next twelve months. Unrecognized compensation cost is approximately $2,115.

Note 9: Commitments and contingencies

Standby letters of credit (“Letters”) available under our Credit Facility are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had Letters outstanding totaling $828 as of June 30, 2016, and December 31, 2015. When amounts under the Letters are paid by the lenders, interest accrues on the amount paid at the same interest rate applicable to borrowings under the Credit Facility. No amounts were paid by the lenders under the Letters; therefore, we paid no interest on the Letters during the six months ended June 30, 2016, or 2015.

Litigation and Claims

Naylor Farms, Inc., individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On June 7, 2011, an alleged class action was filed against us in the United States District Court for the Western District of Oklahoma (“Naylor Farms Case”) alleging that we improperly deducted post-production costs from royalties paid to plaintiffs and other royalty interest owners as categorized in the petition from crude oil and natural gas wells located in Oklahoma. The purported class includes non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The plaintiffs have alleged a number of claims, including breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek termination of leases, recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the alleged class. We have responded to the Naylor Farms petition, denied the allegations and raised arguments and defenses. Plaintiffs filed a motion for class certification in October of 2015.  In addition, the plaintiffs filed a motion for summary judgment asking the court to determine as a matter of law that natural gas is not marketable until it is in the condition and location to enter an interstate pipeline.  Responsive briefs to both motions were filed in the fourth quarter of 2015.  The court has not ruled on the motions, and no hearing has been scheduled.  On May 20, 2016, we filed a Notice of Suggestion of Bankruptcy, informing the court that we had filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code.  In response, on May 23, 2016, the court issued an order administratively closing the case, subject to reopening depending on the disposition of the bankruptcy proceedings. On July 22, 2016, attorneys for the putative class filed a motion in the Bankruptcy Court asking the court to lift the automatic stay and allow the case to proceed in the United States District Court for the Western District of Oklahoma. We do not object to lifting the automatic stay with regard to this case for the limited purpose of allowing the District Court to rule on the pending motion for class certification.  We are not currently able to estimate a reasonably possible loss or range of loss or what impact, if any, the Naylor Farms Case will have on our financial condition, results of operations or cash flows due to the preliminary status of the matters, the complexity and number of legal and factual issues presented by the matter and uncertainties with respect to, among other things, the nature of the claims and defenses, the potential size of the class, the scope and types of the properties and agreements involved, and the ultimate potential outcome of the matter. Plaintiffs in the Naylor Farms Case have indicated, if the class is certified, they seek damages in excess of $5,000 which may increase with the passage of time, a majority of which would be comprised of interest. We dispute plaintiffs’ claims, dispute the case meets the requirements for class certification, and are vigorously defending the case and opposing the motion.

Amanda Dodson, individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On May 10, 2013, Amanda Dodson, filed a complaint against us in the District Court of Mayes County, Oklahoma, (“Dodson

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Case”) with allegation similar to those asserted in the Naylor Farms case related to post-production deductions, and include claims for breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek termination of leases, recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the alleged class. The alleged class includes non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. We have responded to the Dodson petition, denied the allegations and raised a number of affirmative defenses. At this time, a class has not been certified and discovery has not yet commenced. We are not currently able to estimate a reasonable possible loss or range of loss or what impact, if any, the Dodson Case will have on its financial condition, results of operations or cash flows due to the preliminary status of the matters, the complexity and number of legal and factual issues presented by the matter and uncertainties with respect to, among other things, the nature of the claims and defenses, the potential size of the class, the scope and types of the properties and agreements involved, and the ultimate potential outcome of the matter. We dispute plaintiffs’ claims, dispute that the case meets the requirements for a class action and are vigorously defending the case.

Martha Donelson and John Friend, on behalf of themselves and on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On August 11, 2014, an alleged class action was filed against us, as well as several other operators in Osage County, in the United States District Court for the Northern District of Oklahoma, alleging claims on behalf of the named plaintiffs and all similarly situated Osage County land owners and surface lessees. The plaintiffs challenged leases and drilling permits approved by the Bureau of Indian Affairs without the environmental studies required under the National Environmental Protection (NEPA). Plaintiffs assert claims seeking recovery for trespass, nuisance, negligence and unjust enrichment. Relief sought includes declaring oil and natural gas leases and drilling permits obtained in Osage County without a prior NEPA study void ab initio, removing us from all properties owned by the class members, disgorgement of profits, and compensatory and punitive damages. On March 31, 2016, the Court dismissed the case against the federal agencies named as defendants, and therefore against all defendants, as an improper challenge under NEPA and the Administrative Procedures Act. On April 29, 2016, the plaintiffs filed a motion to alter or amend the court’s opinion and vacate the judgment, arguing the court does have jurisdiction to hear the claims and dismissal of the federal defendants does not require dismissal of the oil company defendants. Plaintiffs also filed a motion to file an amended complaint to cure the deficiencies which the court found in the dismissed complaint. Several defendants have filed briefs objecting to plaintiffs’ motions. On May 20, 2016, the Company filed a Notice of Suggestion of Bankruptcy, informing the court that we had filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, and has not responded to the plaintiffs’ motions. The court has not yet ruled. We are not yet able to estimate a possible loss, or range of possible loss, if any. We dispute plaintiffs’ claims, dispute that the case meets the requirements for a class action and are vigorously defending the case.

Lisa West and Stormy Hopson, individually and as class representatives on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On February 18, 2016, an alleged class action was filed against us, as well as several other operators in the District Court of Pottawatomie County, State of Oklahoma (“West Case”), alleging claims on behalf of named plaintiffs and all similarly situated persons having an insurable real property interest in Cleveland, Lincoln, McClain, Okfuskee, Oklahoma, Pontotoc, Pottawatomie and Seminole Counties, Oklahoma (the “Class Area”). The plaintiffs allege the oil and gas operations conducted by us and the other defendants have induced or triggered earthquakes in the Class Area. The plaintiffs are asking the court to require the defendants to reimburse plaintiffs and class members for earthquake insurance premiums from 2011 through a future date defined as the time at which the court determines there is no longer a risk that our activities induce or trigger earthquakes, as well as attorney fees and costs and other relief. The plaintiffs have not asked for damages related to actual property damage which may have occurred. We have responded to the petition, denied the allegations and raised a number of affirmative defenses. At this time, a class has not been certified and discovery has not yet commenced. On March 18, 2016, the case was removed to the United States District Court for the Western District of Oklahoma under the Class Action Fairness Act (“CAFA”). Plaintiffs moved to remand the matter to the Pottawatomie County court, and the court has set a hearing for August 25, 2016, at which the plaintiffs will be permitted to submit evidence that remand is appropriate due to exceptions to jurisdiction under CAFA. We and other defendants have filed motions to dismiss the West Case for lack of subject matter jurisdiction, failure to state a claim upon which relief can be granted, and other grounds. On May 20, 2016, we filed a Notice of Suggestion of Bankruptcy, informing the court that we had filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. We are not currently able to estimate a reasonable possible loss or range of loss or what impact, if any, the West Case will have on our financial condition, results of operations or cash flows due to the preliminary status of the matters, the complexity and number of legal and factual issues presented, and uncertainties with respect to, among other things, the nature of the claims and defenses, the potential size of the class, the scope and types of the properties and agreements involved, and the ultimate potential outcome of the matter. We dispute plaintiffs’ claims, dispute that the case meets the requirements for a class action, dispute the remedies requested are available under Oklahoma law, and are vigorously defending the case.

We are involved in various other legal proceedings including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, personal injury claims, employment claims, and other matters which arise in the ordinary course of business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect any of them

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

individually to have a material effect on our financial condition, results of operations or cash flows. In addition, the Bankruptcy Code provides an automatic stay of the proceedings listed above, as well as other claims and actions that were or could have been brought prior to May 9, 2016.

We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases, capital leases and purchase obligations. Our operating leases primarily relate to CO2 recycle compressors at our EOR facilities and office equipment while our capital leases are related to the sale and subsequent leaseback of compressors. Our purchase obligations primarily relate to contracts for the purchase of CO2 and drilling rig services. In May 2016, we took delivery of an additional CO2 compressor for which we have entered into an 84 month lease with monthly payments of $23. Other than additional debt borrowings during the year and our new compressor lease discussed above, there were no material changes to our contractual commitments since December 31, 2015.

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

Generally, our producing properties have declining production rates. Our December 31, 2015, reserve estimates reflect that our production rate on current proved developed producing reserve properties will decline at annual rates of approximately 18%, 15%, and 10% for the next three years. To grow our production and cash flow, we must find, develop and acquire new oil and natural gas reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop and acquire oil and natural gas reserves.

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

Chapter 11 Filings

The severe and sustained decline in oil and natural gas prices since mid-2014 has negatively impacted revenues, earnings and cash flows, and our liquidity. As a result of our deteriorating liquidity, there was and continues to be uncertainty regarding our ability to repay our outstanding debt obligations as they became due, especially in the event of any acceleration of indebtedness, and hence substantial doubt about our ability to continue as a going concern. This doubt was expressed in the audit opinion of our annual consolidated financial statements for the year ended December 31, 2015, and constituted an event of default under our Credit Facility since the covenants under the facility require us to deliver our annual financial statements without a going concern explanatory paragraph.

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

The defaults discussed above resulted in cross defaults on our remaining indebtedness and therefore subjected all our debt to potential acceleration in the event that the outstanding amounts are called by our lenders.

Faced with these defaults, we entered into agreements (the “Forbearance Agreements”) with the lenders under our Credit Facility and an ad hoc committee (the “Ad Hoc Committee”) of noteholders collectively holding more than 50% of the Senior Notes outstanding to forbear from exercising remedies on account of the missed interest payments and certain other alleged defaults specified in the Forbearance Agreements through and including May 1, 2016. While the Forbearance Agreements were in effect, we continued to engage in good-faith arm’s-length negotiations regarding a potential restructuring of the Credit Facility and the Senior Notes that would improve our liquidity. In the course of these negotiations, the Company, the lenders under the Credit Facility, and the Ad Hoc Committee exchanged and considered, with the assistance of their respective advisors, numerous restructuring proposals.

On May 9, 2016 (the “Petition Date”), Chaparral Energy, Inc. and its subsidiaries including Chaparral Energy, L.L.C., Chaparral Resources, L.L.C., Chaparral Real Estate, L.L.C., Chaparral CO2 , L.L.C., CEI Pipeline, L.L.C., CEI Acquisition, L.L.C., Green Country Supply, Inc., Chaparral Biofuels, L.L.C., Chaparral Exploration, L.L.C., Roadrunner Drilling, L.L.C. (collectively, the “Chapter 11 Subsidiaries” and, together with Chaparral Energy, Inc., the “Debtors”) filed voluntary petitions seeking relief under Title 11 of the United States Code (the “Bankruptcy Code”) in the Bankruptcy Court commencing cases for relief under chapter 11 of the Bankruptcy Code (the “Chapter 11 Cases”). Our filing of the Chapter 11 Cases constitutes an additional event of default under our Credit Facility, Senior Notes, capital leases and mortgage note.

We are currently operating our business as debtors in possession in accordance with the applicable provisions of the Bankruptcy Code. We have filed a variety of first day motions with the Bankruptcy Court that will allow us to continue to operate our business without interruption. These motions are designed primarily to minimize the impact of our bankruptcy filing on our operations, creditors and employees. The Bankruptcy Court has granted all first day motions filed by us and our Chapter 11 Subsidiaries. As a result, we not only are able to conduct normal business activities and pay the associated obligations for the period following our bankruptcy filing, we are also authorized to pay (subject to caps applicable to payments of certain pre-petition obligations) pre-petition employee wages and benefits, pre-petition amounts owed to certain lienholders and critical vendors and funds belonging to third parties, including royalty interest holders and partners. During the pendency of the Chapter 11 Cases, all transactions outside the ordinary course of our business require the prior approval of the Bankruptcy Court. Final orders on the motions to satisfy our obligations to certain third parties and to forward funds held by us that belong to third parties were granted on June 7, 2016.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the bankruptcy petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or the filing of other actions against us or our property to recover, collect or secure a claim arising prior to the Petition Date. Creditors are stayed from taking any actions against us as a result of debt defaults, subject to certain limited exceptions permitted by the Bankruptcy Code.

For the duration of our Chapter 11 Cases, our operations and ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process, as described in Item 1A, “Risk Factors.” As a result of these risks and uncertainties, the number of our outstanding shares of common stock and stockholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in this quarterly report may not accurately reflect our operations, properties and capital plans following our emergence from bankruptcy.

In particular, subject to certain exceptions, under the Bankruptcy Code, we may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves us of performing future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires us to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease involving us in these financial statements, including where applicable, a quantification of our obligations under any such executory contract or unexpired lease with us is qualified by our rights to reject such executory contract or unexpired lease under the Bankruptcy Code.

On June 13, 2016, we filed a motion to set a bar date to assist with the claims reconciliation process.  The Bankruptcy Court approved such motion on July 1, 2016, setting the bar date on August 19, 2016. Through the claims resolution process, differences in amounts scheduled by us and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court where appropriate. In light of the potential number and amount of claims filed, the claims resolution process may take considerable time to complete, and we expect that it will continue after our emergence from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

In order to successfully exit bankruptcy, we will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan (or plans) of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy. The timing of filing a plan of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 Cases. Although we expect to file a plan of reorganization that provides for emergence from bankruptcy as a going concern, there can be no assurance at this time that we will be able to successfully develop, confirm and consummate one or more plans of reorganization or other alternative restructuring transactions, that satisfies the conditions of the Bankruptcy Code and is confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully.

We have accounted for the bankruptcy in accordance with Accounting Standards Codification 852, Reorganizations (“ASC 852”), in preparing our financial statements. The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business. In accordance with ASC 852, our financial statements include amounts classified as liabilities subject to compromise which represent pre-petition obligations that we anticipate will be allowed as claims in our bankruptcy case. Our financial statements also reflect “Reorganization items, net” comprising of any post-petition revenues, expenses, gains and losses that are the result of the reorganization of the business. We have incurred and will continue to incur significant costs associated with the reorganization.

Price Uncertainty and the Full-Cost Ceiling Impairment

We deal with volatility in commodity prices primarily by maintaining flexibility in our capital investment program with a diversified drilling portfolio and limited long-term commitments, which enables us to respond quickly to industry price volatility, as well as by aggressively pursuing cost reductions in a market downturn. In the past, we have also dealt with price volatility by hedging a substantial portion of our expected future oil and natural gas production to reduce our exposure to commodity price decreases. As a result of our bankruptcy, all our commodity price derivatives have been terminated and we do not have outstanding hedges at this time.

Price volatility also impacts our business through the full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending on the balance sheet date. At year-end 2015, those prices were $50.28 per Bbl for oil and $2.58 per MMBtu for natural gas, and at the end of the second quarter in 2016, they fell to $43.12 per Bbl and $2.23 per MMBtu, respectively. As a result of the decline in average prices, we have recorded ceiling test write-downs of $281.1 million so far during 2016. Since the prices used in the cost ceiling are based on a trailing 12-month period, the full impact of a sudden price decline is not recognized immediately. As prices decline, the economic performance of certain properties in the reserve estimate may deteriorate to the point that they are removed from the proved reserve category, thus reducing the quantity and value of proved reserves. The use of a 12-month average will tend to spread the impact of the price change on the financial statements over several reporting periods. While the amount of any future impairment is generally difficult to predict, the average prices used in the ceiling test calculation at September 30, 2016, will most likely be lower than the preceding quarter and will result in a further write-down in the third quarter of 2016, which we expect to be in the range of $40 million to $60 million. Continued write-downs of oil and natural gas properties may occur until such time as commodity prices recover, and remain at recovered levels, so as to meaningfully increase the 12-month average price used in the ceiling test calculation. In addition to commodity prices, our production rates, levels of proved reserves, estimated future operating expenses, estimated future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Financial and Operating Highlights

Our financial and operating performance in the second quarter of 2016 includes the following highlights:

•

We filed our Chapter 11 Cases with the Bankruptcy Court on May 9, 2016. Our balance sheet as of June 30, 2016, includes $1.3 billion in liabilities subject to compromise and we have incurred $5.4 million in reorganization expenses related to our bankruptcy.

•

Prior to the filing of our Chapter 11 Cases, we incurred liability management expenses of $3.8 million and $9.4 million for the three and six months ended June 30, 2016, respectively, in conjunction with efforts to restructure our debt and in preparation for the bankruptcy filing.

•

We recorded a ceiling test impairment of $203.2 million on our oil and natural gas properties driven  primarily by a decrease in the average price utilized to estimate our reserves as well as an impairment on our non-producing leasehold.

•

All our outstanding derivative contracts were early-terminated in May 2016 due to defaults under the master agreements governing those contracts. The proceeds from early terminations along with previously accrued settlements totaled $119.3 million.

•

As a result of decreased capital spending for the drilling and completion of wells as well as natural decline, our total net production declined 10% from the prior year quarter to 2,312 MBoe for the quarter ended June, 2016.

•

Our commodity sales of $66.0 million for the three months ended June 30, 2016, were 30% lower than the prior year quarter primarily as a result of a decrease in pricing in 2016 coupled with the production decline discussed above.

Results of operations

Production

Production volumes by area were as follows:

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
Production volume (Mboe)	2016	2015	change	2016	2015	change
E&P Areas
Mississippi Lime	339	572	(40.7)%	719	1,187	(39.4)%
STACK - Meramec	148	41	261.0%	212	76	178.9%
STACK - Osage	202	144	40.3%	389	296	31.4%
STACK - Oswego	122	96	27.1%	232	204	13.7%
STACK - Woodford	144	92	56.5%	308	233	32.2%
Panhandle Marmaton	89	131	(32.1)%	185	375	(50.7)%
Legacy Production Areas	469	629	(25.4)%	939	1,305	(28.0)%
Total E&P Areas	1,513	1,705	(11.3)%	2,984	3,676	(18.8)%
EOR Project Areas
Active EOR Projects	546	570	(4.2)%	1,091	1,107	(1.4)%
Potential EOR Projects	253	305	(17.0)%	517	623	(17.0)%
Total EOR Project Areas	799	875	(8.7)%	1,608	1,730	(7.1)%
Total	2,312	2,580	(10.4)%	4,592	5,406	(15.1)%

We have recently realigned the plays within our E&P Areas to better highlight those areas where we are focusing our operations and where our current and future capital will be spent. E&P Areas include the following plays: the STACK, Mississippi Lime, Panhandle Marmaton and Legacy Production Areas. Please see Items 1. and 2. Business and Properties of our Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of our plays.

Production in our E&P Areas decreased for the three and six months ended June 30, 2016, compared to the prior year periods primarily due to the natural decline of our wells and the overall decrease in our drilling activity due to the current low price environment. The production decline was most pronounced in our Panhandle Marmaton and Mississippi Lime plays for which we have not allocated significant drilling capital in the past year and to a lesser extent, in our Legacy Production Areas, for which we divested certain properties during the second and third quarters of 2015. Meanwhile, production across our STACK play has increased as a result of our recent increased focus to drill and develop the area.

Our EOR Project Areas include both currently Active EOR Projects and Potential EOR Projects. Potential EOR Projects have no current EOR production or reserves while Active EOR Project areas include properties that have proved EOR reserves, ongoing EOR operations, or that have an approved authorization for expenditure for EOR operations. Production was relatively flat in our Active EOR Projects for the three and six month ended June 30, 2016, compared to the prior year periods as increases from our North Burbank Unit as a result of continued development and response offset production declines in the other units. Production decreases in our Potential EOR Projects were due to natural decline and a lack of development due to the current pricing environment.

Revenues

Our commodity sales are derived from the production and sale of oil, natural gas and natural gas liquids. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

The following table presents information about our production and commodity sales before the effects of commodity derivative settlements:

	Three months ended				Six months ended
	June 30,		Increase /	Percent	June 30,		Increase /	Percent
	2016	2015	(Decrease)	change	2016	2015	(Decrease)	change
Commodity sales (in thousands)
Oil	$53,714	$76,830	$(23,116)	(30.1)%	$90,779	$148,595	$(57,816)	(38.9)%
Natural gas	6,773	10,985	(4,212)	(38.3)%	14,123	25,132	(11,009)	(43.8)%
Natural gas liquids	5,503	6,395	(892)	(13.9)%	9,327	13,562	(4,235)	(31.2)%
Total commodity sales	$65,990	$94,210	$(28,220)	(30.0)%	$114,229	$187,289	$(73,060)	(39.0)%
Production
Oil (MBbls)	1,271	1,382	(111)	(8.0)%	2,516	2,955	(439)	(14.9)%
Natural gas (MMcf)	4,041	4,804	(763)	(15.9)%	8,141	9,762	(1,621)	(16.6)%
Natural gas liquids (MBbls)	368	397	(29)	(7.3)%	719	824	(105)	(12.7)%
MBoe	2,312	2,580	(268)	(10.4)%	4,592	5,406	(814)	(15.1)%
Average daily production (Boe/d)	25,407	28,352	(2,945)	(10.4)%	25,231	29,867	(4,636)	(15.5)%
Average sales prices (excluding derivative settlements)
Oil per Bbl	$42.26	$55.59	$(13.33)	(24.0)%	$36.08	$50.29	$(14.21)	(28.3)%
Natural gas per Mcf	$1.68	$2.29	$(0.61)	(26.6)%	$1.73	$2.57	$(0.84)	(32.7)%
NGLs per Bbl	$14.95	$16.11	$(1.16)	(7.2)%	$12.97	$16.46	$(3.49)	(21.2)%
Average sales price per Boe	$28.54	$36.52	$(7.98)	(21.9)%	$24.88	$34.64	$(9.76)	(28.2)%

Our total commodity sales decreased significantly during the three and six month periods ended June 30, 2016, compared to the prior year periods as a result of decreases in the average prices and production volumes sold on all commodities. Changes in our production compared to the prior year periods are discussed in the preceding section above while the impact of price and production volume changes on our commodity sales is disclosed in the table below.

The relative impact of changes in commodity prices and sales volumes on our oil, natural gas and natural gas liquids sales before the effects of hedging is shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2016 vs. 2015		2016 vs. 2015
(in thousands)	Sales change	Percentage change in sales	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$(16,945)	(22.1)%	$(35,740)	(24.0)%
Production	(6,171)	(8.0)%	(22,076)	(14.9)%
Total change in oil sales	$(23,116)	(30.1)%	$(57,816)	(38.9)%
Change in natural gas sales due to:
Prices	$(2,467)	(22.4)%	$(6,836)	(27.2)%
Production	(1,745)	(15.9)%	(4,173)	(16.6)%
Total change in natural gas sales	$(4,212)	(38.3)%	$(11,009)	(43.8)%
Change in natural gas liquids sales due to:
Prices	$(425)	(6.6)%	$(2,507)	(18.5)%
Production	(467)	(7.3)%	(1,728)	(12.7)%
Total change in natural gas liquids sales	$(892)	(13.9)%	$(4,235)	(31.2)%

Derivative activities

Our results of operations, financial condition and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties. To mitigate a portion of this exposure, in the past we have entered into various types of derivative instruments, including commodity price swaps, costless collars, put options, and basis protection swaps.

Due to defaults under the master agreements governing our derivative contracts, all our outstanding derivative positions were early-terminated in May 2016 and we have no outstanding derivative contracts as of June 30, 2016. The master agreement defaults were the result of our debt defaults and our bankruptcy petition.  Proceeds from the early terminations, inclusive of amounts receivable for previous settlements, totaled $119.3 million of which $103.6 million were utilized to offset outstanding borrowings under our Credit Facility and the remainder was remitted to the Company during the third quarter of 2016.

While we are in default on our indebtedness and have a bankruptcy filing, we will no longer be able to represent that we can comply with the credit default or bankruptcy covenants under any prospective derivative master agreements and thus are not able to enter into new hedging transactions. While we expect to resume hedging upon a successful emergence from bankruptcy, there can be no assurance that post-emergence we will be able to enter into new derivative transactions at terms that are acceptable to us.

 The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

(in thousands)	December 31, 2015
Derivative assets:
Crude oil derivatives	$123,068
Natural gas derivatives	40,170
Net derivative assets	$163,238

The effects of derivative activities on our results of operations and cash flows were as follows for the periods indicated:

	Three months ended June 30,
	2016			2015
(in thousands)	Non-cash fair value adjustment	Settlement gains	Total gain (loss)	Non-cash fair value adjustment	Settlement gains	Total gain (loss)
Non-hedge derivative gains (losses):
Crude oil derivatives	$(90,953)	$74,760	$(16,193)	$(75,670)	$36,428	$(39,242)
Natural gas derivatives	(36,731)	31,524	(5,207)	(8,700)	6,362	(2,338)
Non-hedge derivative (losses) gains	$(127,684)	$106,284	$(21,400)	$(84,370)	$42,790	$(41,580)

	Six months ended June 30,
	2016			2015
(in thousands)	Non-cash fair value adjustment	Settlement gains	Total gain (loss)	Non-cash fair value adjustment	Settlement gains	Total gain (loss)
Non-hedge derivative gains (losses):
Crude oil derivatives	$(123,068)	$113,852	$(9,216)	$(96,085)	$100,831	$4,746
Natural gas derivatives	(40,170)	39,918	(252)	(2,739)	17,844	15,105
Non-hedge derivative (losses) gains	$(163,238)	$153,770	$(9,468)	$(98,824)	$118,675	$19,851

We do not apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as “Non-hedge derivative gains (losses)” in our consolidated statements of operations. The fluctuation in non-hedge derivative gains (losses) from period to period is due primarily to the significant volatility of oil and natural gas prices and to changes in our outstanding derivative contracts during these periods.

Lease operating expenses

	Three months ended June 30,		Increase /	Percent	Six months ended June 30,		Increase /	Percent
	2016	2015	(Decrease)	change	2016	2015	(Decrease)	change
Lease operating expenses (in thousands, except per Boe data)
E&P Areas	$9,102	$12,980	$(3,878)	(29.9)%	$18,344	$26,804	$(8,460)	(31.6)%
EOR Project Areas	$13,654	$14,428	$(774)	(5.4)%	27,827	32,236	$(4,409)	(13.7)%
Total lease operating expense	$22,756	$27,408	$(4,652)	(17.0)%	$46,171	$59,040	$(12,869)	(21.8)%
Lease operating expenses per Boe
E&P Areas	$6.02	$7.61	$(1.59)	(20.9)%	$6.15	$7.29	$(1.14)	(15.6)%
EOR Project Areas	$17.09	$16.49	$0.60	3.6%	$17.31	$18.63	$(1.32)	(7.1)%
Lease operating expenses per Boe	$9.84	$10.62	$(0.78)	(7.3)%	$10.05	$10.92	$(0.87)	(8.0)%

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

Lease operating expenses at both our E&P Areas and EOR Project Areas decreased on an absolute dollar basis during the three months and six months ended June 30, 2016, compared to the prior year periods primarily as a result of cost reductions from third party service providers and improved operational efficiencies which included temporary shut-in of marginal wells due to the current low price environment. Lower production volumes during the current year period also contributed to the decrease in expense. Lease operating expenses per Boe for our EOR Project Areas increased during the three months ended June 30, 2016, due to deferrals into the latter half of 2015 of workovers originally scheduled for the second quarter of 2015. The deferrals were made in response to depressed industry condition and resulted in lower than normal lease operating expense per Boe for the second quarter of 2015.

Transportation and processing expenses

	Three months ended June 30,		Increase /	Percent	Six months ended June 30,		Increase /	Percent
	2016	2015	(Decrease)	change	2016	2015	(Decrease)	change
Transportation and processing expenses (in thousands)	$2,185	$1,972	$213	10.8%	$4,064	$4,344	$(280)	(6.4)%
Transportation and processing expenses per Boe	$0.95	$0.76	$0.19	25.0%	$0.89	$0.80	$0.09	11.3%

Transportation and processing expenses principally consist of expenditures to prepare and transport production from the wellhead to a specified sales point and processing costs of gas into natural gas liquids. Our transportation and processing expenses maintain a fairly stable pattern from period to period without significant fluctuations.

Production taxes (which include ad valorem taxes)

	Three months ended June 30,		Increase /	Percent	Six months ended June 30,		Increase /	Percent
	2016	2015	(Decrease)	change	2016	2015	(Decrease)	change
Production taxes (in thousands)	$2,882	$3,844	$(962)	(25.0)%	$4,638	$8,328	$(3,690)	(44.3)%
Production taxes per Boe	$1.25	$1.49	$(0.24)	(16.1)%	$1.01	$1.54	$(0.53)	(34.4)%

Production taxes generally change in proportion to commodity sales. Production taxes decreased during the three and six months ended June 30, 2016, compared to the prior year periods due to a significant reduction in revenues as a result of declines in commodity prices in the current year coupled with production decreases. Also contributing to the decline was a lower overall effective tax rate on revenues as a result of favorable tax rates for our EOR projects.

Depreciation, depletion and amortization (“DD&A”)

	Three months ended June 30,		Increase /	Percent	Six months ended June 30,		Increase /	Percent
	2016	2015	(Decrease)	change	2016	2015	(Decrease)	change
DD&A (in thousands):
Oil and natural gas properties	$30,230	$53,276	$(23,046)	(43.3)%	$59,244	$115,172	$(55,928)	(48.6)%
Property and equipment	1,807	2,309	(502)	(21.7)%	3,682	4,693	(1,011)	(21.5)%
Accretion of asset retirement obligation	927	871	56	6.4%	1,846	1,802	44	2.4%
Total DD&A	$32,964	$56,456	$(23,492)	(41.6)%	$64,772	$121,667	$(56,895)	(46.8)%
DD&A per Boe:
Oil and natural gas properties	$13.08	$20.65	$(7.57)	(36.7)%	$12.90	$21.30	$(8.40)	(39.4)%
Other fixed assets	$1.18	$1.23	$(0.05)	(4.1)%	$1.20	$1.20	$—	—
Total DD&A per Boe	$14.26	$21.88	$(7.62)	(34.8)%	$14.10	$22.50	$(8.40)	(37.3)%

We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and costs. Thus, our DD&A rate could change significantly in the future.

DD&A on oil and natural gas properties decreased for the three months ended June 30, 2016, compared to the prior year quarter of which $5.5 million was due to a decrease in production and $17.5 million was due to a lower rate per equivalent unit of production. DD&A on oil and natural gas properties decreased for the six months ended June 30, 2016, compared to the prior year period of which $17.3 million was due to a decrease in production and $38.6 million was due to a lower rate per equivalent unit of production. Our DD&A rate per equivalent unit of production was lower as the full cost amortization base, which consists of future development costs plus the carrying value of oil and natural gas properties, is substantially lower in 2016 following $1.5 billion in ceiling-test impairments that were recorded in 2015 and $78 million recorded during the first quarter of 2016. In contrast, our reserve volumes are only marginally lower. Both factors contribute to a lower DD&A rate.

Asset impairments

	Three months ended June 30,		Increase /	Six months ended June 30,		Increase /
	2016	2015	(Decrease)	2016	2015	(Decrease)
Asset impairments (in thousands)
Loss on impairment of other assets	$1,259	$13,311	$(12,052)	$1,259	$13,311	$(12,052)
Loss on impairment of oil and natural gas assets	203,183	217,562	737,758	281,079	217,562	63,517

Oil and natural gas asset impairments. The ceiling test calculation for our oil and natural gas properties dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending on the balance sheet date. At year-end 2015, those prices were $50.28 per Bbl for oil and $2.58 per MMBtu for natural gas, and at the end of the second quarter in 2016, they fell to $43.12 per Bbl and $2.23 per MMBtu, respectively. As a result of the decline in average prices, we recorded ceiling test write-downs of $281.1 million so far during 2016 of which $203.2 million was recorded in the second quarter of 2016. The magnitude of our ceiling test write-downs were also impacted by impairments of unevaluated non-producing leasehold, which resulted in a transfer of amounts from unevaluated oil and natural gas properties to the full cost amortization base. Impairments of non-producing leasehold of $54.8 million were recorded during the first half of 2016 compared to $96.2 million during the first half of 2015. The impairments in 2016 and 2015 were recorded as a result of changes in our drilling plans due to the low pricing environment and lower than expected results for certain exploratory activities which resulted in certain undeveloped properties not expected to be developed before lease expiration.

Impairment of other assets. Our impairment losses for 2015 consists of write-downs of $6.0 million related to impairments of our stacked drilling rigs and $7.3 million related to a lower of cost or market adjustment on our equipment inventory. Our impairment loss for 2016 was due to a lower of cost or market adjustment on our equipment inventory.

We own four stacked drilling rigs of which one was last utilized in January 2015 while the remaining three have been stacked for three to four years. The deterioration in commodity prices that began in mid-2014 resulted in reduced drilling activity causing the value of such equipment to decline while utilizing third party equipment became more cost effective. This led to the Company impairing the value of the rigs to their estimated fair value. The industry conditions described above also caused the demand for equipment utilized in drilling to decrease, resulting in lower market prices for such equipment. At the same time, our utilization of certain inventory items at hand has decreased as a result of the paring down of drilling activity. These factors resulted in the lower of cost or market adjustments we have recorded on our equipment inventory.

General and administrative expenses (“G&A”)

	Three months ended June 30,		Increase /	Percent	Six months ended June 30,		Increase /	Percent
	2016	2015	(Decrease)	change	2016	2015	(Decrease)	change
G&A and cost reduction initiatives (in thousands):
Gross G&A expenses	$8,474	$12,492	$(4,018)	(32.2)%	$16,859	$24,524	$(7,665)	(31.3)%
Capitalized exploration and development costs	(1,670)	(3,232)	1,562	(48.3)%	(3,566)	(6,070)	2,504	(41.3)%
Net G&A expenses	6,804	9,260	(2,456)	(26.5)%	13,293	18,454	(5,161)	(28.0)%
Cost reduction initiatives	14	362	(348)	(96.1)%	3,139	9,136	(5,997)	(65.6)%
Liability management expenses	3,807	—	3,807	—	9,396	—	9,396	—
Net G&A, cost reduction initiatives and liability management expenses	$10,625	$9,622	$1,003	10.4%	$25,828	$27,590	$(1,762)	(6.4)%
Average G&A expense per Boe	$2.94	$3.59	$(0.65)	(18.1)%	$2.89	$3.41	$(0.52)	(15.2)%
Average G&A, cost reduction initiatives and liability management expense per Boe	$4.60	$3.73	$0.87	23.3%	$5.62	$5.10	$0.52	10.2%

Gross G&A expenses decreased during the three months and six months ended June 30, 2016, compared to prior year periods, primarily due to lower compensation and benefits costs.  Compensation and benefits were lower due to lower headcount subsequent to our workforce reduction and lower stock-based compensation expense resulting primarily from declines in the value of the awards.

Capitalized exploration and development costs decreased between periods primarily due to the overall decrease in G&A as well as a lower proportion of costs subject to capitalization as we have reduced our exploration, acquisition and development activities in this low commodity price environment.

Cost reduction initiatives include expenses related to our efforts to reduce our capital, operating and administrative costs in response to the deterioration of commodity prices. We implemented workforce reductions during both the current year and prior year periods and therefore recorded one-time severance and termination benefits in connection with the layoffs. The remaining cost reduction expense is a result of third party legal and professional services we have engaged to assist in these initiatives as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
(in thousands)
One-time severance and termination benefits	$—	$347	$3,036	$6,871
Professional fees	14	15	103	2,265
Total cost reduction initiatives expense	$14	$362	$3,139	$9,136

Liability management expenses include third party legal and professional service fees incurred from our activities to restructure our debt and in preparation for our bankruptcy petition.

Our net G&A expenses on a Boe basis decreased for the three and six months ended June 30, 2016, compared to the prior year periods primarily due to these same factors offset partially by the decrease in overall production volumes between periods.

Income Taxes

Although we recorded net losses for the three and six months ended June 30, 2016, we did not record any corresponding tax benefit as any deferred tax asset arising from the loss is currently not believed to be realizable and is therefore reduced by a valuation allowance. At June 30, 2016, our valuation allowance is $570 million which reduces our net deferred tax assets to zero value as we continue to believe that it is more likely than not that we will not realize the deferred tax assets primarily related to our cumulative net operating losses. Income tax recognized for the three and six months ended June 30, 2016, is a result of current Texas margin tax at a rate on gross revenues less certain deductions. Please see “Note 10—Income Taxes” in Item 8. Financial Statement and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2015, which contains additional information about our income taxes.

Other income and expenses

Interest expense. The following table presents interest expense for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Senior Notes	$10,965	$26,716	$36,902	$53,415
Credit Facility	8,908	2,779	12,329	4,943
Bank fees and other interest	903	1,207	2,275	2,518
Capitalized interest	(623)	(2,810)	(1,699)	(6,272)
Total interest expense	$20,153	$27,892	$49,807	$54,604
Average borrowings (including amounts subject to compromise)	$1,782,051	$1,726,680	$1,754,397	$1,710,741

Total interest expense for the three and six months ended June 30, 2016, was lower than the prior year periods as a result of lower interest expense on our Senior Notes as we ceased accruing interest upon the filing of our bankruptcy petition. This reduction in expense was partially offset by an increase in interest on our Credit Facility due to increased levels of borrowing and a higher borrowing rate as interest is currently based on the higher default rate subsequent to our debt defaults in March 2016. We also had a reduction in capitalized interest as a result of a lower carrying amount of unevaluated non-producing leasehold subsequent to the leasehold impairments recorded in 2015 and 2016.

Senior Note issuance costs, discount and premium. In March 2016, we wrote off the remaining unamortized issuance costs, premium and discount related to our Senior Notes for a net charge of approximately $17.0 million. These deferred items are typically amortized over the life of the corresponding bond. However, as a result of not paying the interest due on our 2021 Senior Notes by the end of our 30-day grace period on March 31, 2016, we triggered an Event of Default on our Senior Notes. While uncured, the Event of Default effectively allowed the lender to demand immediate repayment, thus shortening the life of our Senior Notes to the current period. As a result, we wrote off the remaining balance of unamortized issuance costs, premium and discount.

Reorganization Items

Reorganization items reflect, where applicable, post-petition revenues, expenses, gains and losses incurred that are incremental and a direct result of the reorganization of the business. We have incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect our results of operations. For the three and six months ended June 30, 2016, we have recorded $5,355 of expense for professional fees incurred as a result of the reorganization.

Liquidity and capital resources

Historically, our primary sources of liquidity have been cash generated from our operations, debt, private equity sales and proceeds from asset dispositions. On February 11, 2016, we borrowed $141.0 million under our Credit Facility which represented substantially all the remaining undrawn amount that was available under the Credit Facility at that time. Since the Petition Date, our principal sources of liquidity have been limited to cash flow from operations and cash on hand. In addition to the cash requirements necessary to fund ongoing operations, we have incurred and will continue to incur significant professional fees and other costs in connection with the preparation and administration of the Chapter 11 Cases.

Our liquidity is greatly impacted by commodity prices for which we have no control over. Beginning in mid 2014 and continuing into the present, oil, natural gas and NGL prices declined significantly and are expected to fluctuate in the future. Historically, we dealt with volatility in commodity prices primarily through the use of derivative contracts as part of our commodity price risk management program. However, our debt defaults and our commencement of the Chapter 11 Cases were events of default under our derivative master agreements thereby providing our derivative counterparties the right to terminate all our derivative positions. As discussed previously, all our outstanding derivative contracts were terminated in May 2016 and we currently do not have any future production hedged. Proceeds from the early terminations, inclusive of amounts receivable for previous settlements, totaled $119.3 million of which $103.6 million were utilized to offset outstanding borrowings under our Credit Facility and the remainder was remitted to us during the third quarter of 2016.

While we are in default on our indebtedness and have a bankruptcy filing, we will no longer be able to represent that we can comply with the credit default or bankruptcy covenants under any prospective derivative master agreements and thus are not able to enter into new hedging transactions. While we expect to resume hedging upon a successful emergence from bankruptcy, there can be no assurance that post-emergence we will be able to enter into new derivative transactions at terms that are acceptable to us.

As of June 30, 2016, we held cash and cash equivalents of $173.6 million. There are no assurances that our cash flow from operations and cash on hand will be sufficient to continue to fund our operations or to allow us to continue as a going concern until a Chapter 11 plan is confirmed by the Bankruptcy Court or another alternative restructuring transaction is approved by the Bankruptcy Court and consummated. Our long-term liquidity requirements, the adequacy of our capital resources and our ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until a Chapter 11 plan has been confirmed, if at all, by the Bankruptcy Court. If our future sources of liquidity are insufficient, we could face substantial liquidity constraints and be unable to continue as a going concern and will likely be required to significantly reduce, delay or eliminate capital expenditures, implement further cost reductions, seek other financing alternatives or seek the sale of some or all of our assets. If we are unsuccessful in developing reserves and adding production through our capital program or our cost-cutting efforts are too overreaching, the value of our oil and natural gas properties and our financial condition and results of operations could be adversely affected.

There can be no assurances regarding our ability to successfully develop, confirm and consummate one or more plans of reorganization or other alternative restructuring transactions that satisfies the conditions of the Bankruptcy Code and, is approved by the Bankruptcy Court.

Sources and uses of cash

Our net change in cash is summarized as follows:

	Six months ended
	June 30,		Increase /	Percent
(in thousands)	2016	2015	(Decrease)	change
Cash flows (used in) provided by operating activities	$(8,565)	$16,975	$(25,540)	(150.5)%
Cash flows used in investing activities	(13,567)	(96,666)	83,099	(86.0)%
Cash flows provided by financing activities	178,670	75,756	102,914	135.8%
Net increase (decrease) in cash during the period	$156,538	$(3,935)	$160,473	(4078.1)%

Our cash flows from operating activities is derived substantially from the production and sale of oil and natural gas. Our cash flows from operating activities was a use of $8.6 million in the current period compared to inflows of $17.0 million in the prior year period. The decrease in cash flows from operations was a result of lower revenues from price and production declines coupled with costs we incurred in connection with our bankruptcy and to restructure our debt. These decreases were partially offset by a $40.5 million reduction of interest paid from foregoing certain interest payments on our Senior Notes coupled with decreases in our cash operating expenses.

When available, we use the net cash provided by operations to partially fund our acquisition, exploration and development activities. However, with limited cash flows from operating activities, our acquisition, exploration and development activities for the six months ended June 30, 2016, and 2015 were funded primarily by settlement proceeds from our derivative instruments, borrowings from our Credit Facility and proceeds from asset dispositions.

Our cash flows from investing activities is comprised primarily of cash inflows from asset dispositions and derivative settlement receipts offset by cash outflows for capital expenditures and derivative settlement payments.

Our actual costs incurred, including costs that we have accrued for during the six months ended June 30, 2016, and our budgeted 2016 capital expenditures for oil and natural gas properties are summarized in the table below.

		EOR Project		2016 Capital Expenditures
(in thousands)	E&P Areas	Areas	Total	Budget (1) (2)
Acquisitions	$5,990	$—	$5,990	7,427
Drilling	43,062	—	43,062	50,710
Enhancements	4,769	8,564	13,333	25,711
Pipeline and field infrastructure	—	3,680	3,680	12,476
CO2 purchases	—	5,841	5,841	13,116
Total	$53,821	$18,085	$71,906	$109,440
(1)	Approximately 75% of our budgeted amount for enhancements and all of our budgeted amounts for pipeline and field infrastructure and CO2 purchases are allocated to our EOR project areas.

(2)	Budget categories presented include allocations of capitalized interest and general and administrative expenses.

Net cash used in investing activities during the six months ended June 30, 2016, was comprised of cash outflows for capital expenditure of $88.9 million and cash inflows from derivative settlement receipts of $74.8 million and asset dispositions of $0.5 million. Our cash outflows for capital expenditure is greater than our actual costs incurred for the period, disclosed in the table above, as a result of payments in the current period for expenditures accrued at the end of the prior year. Net cash used in investing activities during the six months ended June 30, 2015, was comprised primarily of cash outflows for capital expenditure of $222.7 million partially offset by derivative settlement receipts of $118.7 million and proceeds from asset dispositions of $7.4 million. Capital expenditures were significantly higher in the 2015 period as it included a significant paydown of accounts payable for expenditures accrued at the end 2014.

Cash flows from financing activities is comprised primarily of cash inflows from debt borrowings, offset by cash outflows from repayments of debt and capital leases. During the six months ended June 30, 2016, we borrowed $181.0 million on our debt and made repayments of $1.1 million on our debt and $1.2 million on our capital leases. During the six months ended June 30, 2015, we borrowed $120.0 million on our debt and made repayments of $41.7 million on our debt and $1.2 million on our capital leases.

Indebtedness

Debt consists of the following as of the dates indicated:

(in thousands)	June 30, 2016	December 31, 2015
9.875% Senior Notes due 2020, net of discount of $0 and $4,185, respectively (1)	$—	$293,815
8.25% Senior Notes due 2021 (1)	—	384,045
7.625% Senior Notes due 2022, including premium of $0 and $4,939, respectively (1)	—	530,849
Credit Facility (2)	548,000	367,000
Real estate mortgage notes (2)	9,909	10,182
Installment notes (2)	976	1,799
Capital lease obligations (2)	18,203	19,437
	$577,088	$1,607,127

(1)	These unsecured obligations have been classified as “Liabilities subject to compromise” as of June 30, 2016.
(2)	These secured obligations have not been classified as “Liabilities subject to compromise” as we believe the values of the underlying assets provide sufficient collateral to satisfy such obligations.

Substantially all of our indebtedness is currently in default as a result of: (i) our commencement of the Chapter 11 Cases, (ii) our nonpayment of interest on the Senior Notes, (iii) the going concern audit opinion in our recent annual financial statements and (iv) violation of certain financial covenants. Moreover, due to our commencement of the Chapter 11 Cases, all of our indebtedness has been accelerated by operation of law. Please see “Note 6—Debt” in Item 8. Financial Statement and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of material terms governing our Senior Notes and Credit Facility.

Liabilities Subject to Compromise

Our financial statements include amounts classified as liabilities subject to compromise which represent our estimates of pre-petition obligations that we anticipate will be allowed as claims in our bankruptcy case. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. Because the uncertain nature of many of the potential claims has not been determined at this time, the magnitude of such claims is not reasonably estimable at this time. We will continue to evaluate these liabilities during the pendency of the Chapter 11 Cases and adjust amounts as necessary. The magnitude of claims and or the adjustments to such claims may be material.   Nothing herein constitutes an admission or waiver of any rights.

The following table summarizes the components of “Liabilities subject to compromise” included on our Consolidated Balance Sheet as of June 30, 2016:

June 30, 2016
(in thousands)
Accounts payable and accrued liabilities	$11,172
Accrued payroll and benefits payable	6,714
Revenue distribution payable	7,781
Senior Notes and associated accrued interest	1,267,265
Liabilities subject to compromise	$1,292,932

Credit Facility

Our Credit Facility, which matures on November 1, 2017, had an outstanding balance of $548.0 million as of June 30, 2016. In July 2016, the outstanding balance was reduced utilizing proceeds from the early termination of all our outstanding derivative contracts, resulting in a balance of $445.1 million as of August 12, 2016. As a result of defaults, there is currently no availability under this facility.

Availability under our Credit Facility was subject to a borrowing base which is set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination and in the event of early termination of our derivative contracts. We are currently in negotiations, as part of our reorganization, regarding the structure of our exit financing upon emergence from bankruptcy where we believe such financing will include a revolving credit facility subject to a borrowing base.

Subject to certain exceptions, under the Bankruptcy Code, the commencement of the Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or the filing of other actions against us or our property to recover, collect or secure a claim arising prior to the Petition Date. Creditors are stayed from taking any actions against us as a result of debt defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. There can be no assurances that the agent and lenders will consensually agree to a restructuring of the Credit Facility. Any proposed non-consensual restructuring of the Credit Facility could result in substantial delay in emergence from bankruptcy and there can be no assurances that the Bankruptcy Court would approve such proposed non-consensual restructuring. During the Chapter 11 Cases, we expect to remain current on our interest payments under the Credit Facility to the extent required by order of the Bankruptcy Court.

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

Contractual Obligations

We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases, capital leases and purchase obligations. Our operating leases primarily relate to CO2 recycle compressors at our EOR facilities and office equipment while our capital leases are related to the sale and subsequent leaseback of compressors. Our purchase obligations primarily relate to contracts for the purchase of CO2 and drilling rig services. In May 2016, we took delivery of an additional CO2 compressor for which we have entered into an 84 month lease with monthly payments of $23,000.

Other than additional debt borrowings during the year and our new compressor lease discussed above, there were no material changes to our contractual commitments since December 31, 2015.

Financial position

The following were material changes in our balance sheet:

	June 30,	December 31,
(in thousands)	2016	2015	Change
Assets
Cash and cash equivalents	$173,603	$17,065	$156,538
Accounts receivable—derivative settlements	119,303	40,380	78,923
Derivative instruments	—	163,238	(163,238)
Total oil and natural gas properties	530,235	798,837	(268,602)
Deferred income taxes—noncurrent	—	53,914	(53,914)
Other assets	9,018	27,694	(18,676)
Liabilities
Accounts payable and accrued liabilities	29,142	66,222	(37,080)
Long-term debt and capital leases, classified as current	577,088	1,607,127	(1,030,039)
Deferred income taxes—current	—	53,914	(53,914)
Liabilities subject to compromise	1,292,932	—	1,292,932

•

The increase in cash was primarily due to the $181.0 million drawing under our Credit Facility during the first quarter of 2016 which represented substantially all the remaining undrawn amount that was available under the Credit Facility at that time.

•

The increase in our derivative settlement receivable was a result of the early termination of all outstanding derivatives in May 2016 due to default under the master agreements governing those derivatives. Of this amount, during the third quarter of 2016, $103.6 million was utilized to offset outstanding borrowings under our Credit Facility and the remainder was remitted to us.

•	The decline in oil and natural gas properties was a result of the ceiling test impairments recorded during the year.
•

Both our asset and liability balances on deferred income taxes were reduced as part of an offset allowed with our early adoption of Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). The accounting update allows all deferred taxes within a single jurisdiction to be aggregated and netted within noncurrent assets or noncurrent liabilities, which in the Company’s case results in zero deferred taxes on our balance sheet.

•	Other assets decreased due to our write-off of debt issuance costs in conjunction with the defaults on our Senior Notes.
•	Accounts payable and accrued liabilities decreased due to a decrease in our drilling and development activity and a reclassification of certain balances to liabilities subject to compromise.
•	Long-term debt and capital leases, classified as current decreased due to the reclassification of our Senior Notes to liabilities subject to compromise.
•	Liabilities subject to compromise represent pre-petition obligations that we anticipate will be allowed as claims in our bankruptcy case.

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

We define adjusted EBITDA as net income, adjusted to exclude (1) asset impairments, (2) interest and other financing costs, net of capitalized interest, (3) income taxes, (4) depreciation, depletion and amortization, (5) non-cash change in fair value of non-hedge derivative instruments, (6) interest income, (7) stock-based compensation expense, (8) gain or loss on disposed assets, (9) upfront premiums paid on settled derivative contracts, (10) impairment charges, (11) expenses associated with our cost reduction initiatives, transition, business optimization and other restructuring charges not to exceed $25.0 million on a cumulative basis, (12) other significant, unusual non-cash charges and (13) proceeds from any early monetization of derivative contracts with a scheduled maturity date more than 12 months following the date of such monetization—this exclusion is consistent with our prior treatment, for EBITDA reporting, of large monetization of derivative contracts.

The following table provides a reconciliation of our net loss to adjusted EBITDA for the specified periods:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Net loss	$(256,654)	$(189,036)	$(395,060)	$(184,788)
Interest expense	20,153	27,892	49,807	54,604
Income tax expense (benefit)	92	(115,095)	224	(112,538)
Depreciation, depletion, and amortization	32,964	56,456	64,772	121,667
Non-cash change in fair value of non-hedge derivative instruments	127,684	84,370	163,238	98,824
Upfront premiums paid on settled derivative contracts	(15,290)	—	(20,608)	—
Proceeds from monetization of derivatives with a scheduled maturity date more than 12 months from the monetization date excluded from EBITDA	(12,810)	—	(12,810)	—
Interest income	(61)	(25)	(90)	(148)
Stock-based compensation expense	306	910	(717)	(13)
Loss (gain) on sale of assets	1	(1,292)	(66)	(1,371)
Loss on impairment of assets	204,442	230,873	282,338	230,873
Write-off of Senior Note issuance costs, discount and premium	—	—	16,970	—
Cost reduction initiatives expense	14	362	3,139	9,136
Adjusted EBITDA	$100,841	$95,415	$151,137	$216,246

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

Commodity prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our Credit Facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our production for the six months ended June 30, 2016, our gross revenues from oil and natural gas sales would change approximately $3.2 million for each $1.00 change in oil and natural gas liquid prices and $0.8 million for each $0.10 change in natural gas prices.

In the past, we have entered into various types of derivative instruments, including commodity price swaps, costless collars, put options, and basis protection swaps to mitigate a portion of our exposure to fluctuations in commodity prices. Our debt defaults and the commencement of our Chapter 11 Cases were events of default under our derivative master agreements thereby providing our derivative counterparties the right to terminate all our derivative positions. As a result, all derivative positions were terminated in May, 2016. While we are in default on our indebtedness and have a bankruptcy filing, we will no longer be able to represent that we can comply with the credit default or bankruptcy covenants under any prospective derivative master agreements and thus are not able to enter into new hedging transactions. We intend to resume hedging once we emerge from bankruptcy. Please see “Liquidity and capital resources” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion on the impact of our master agreement defaults on our derivative portfolio and our ability to hedge.

Interest rates. All of the outstanding borrowings under our Credit Facility as of June 30, 2016, are subject to market rates of interest as determined from time to time by the banks. As of April 1, 2016, borrowings bear interest at a default rate which is based on the Alternate Base Rate, as defined under the Credit Facility, plus a margin and plus an additional 2.00%. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $550.0 million, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $5.5 million.

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

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to May 10, 2016, or before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of the plan of reorganization. Any claims not ultimately discharged through a plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

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

Please see “Note 2—Chapter 11 filing” in Item 1. Financial Statements of this report for a discussion of our default upon senior securities.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1*

Second Amended and Restated Certificate of Incorporation of Chaparral Energy, Inc. (the “Company”), dated as of April 12, 2010. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

3.2*	Second Amended and Restated Bylaws of the Company, dated as of April 12, 2010. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on April 14, 2010)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference

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

Date: August 12, 2016

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