Form 10-Q
period 2016-09-30
Chaparral Energy, Inc.
filed 2016-11-07
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of November 7, 2016:

Class	Number of shares
Class A Common Stock, $0.01 par value	333,686
Class B Common Stock, $0.01 par value	344,859
Class C Common Stock, $0.01 par value	209,882
Class E Common Stock, $0.01 par value	504,276
Class F Common Stock, $0.01 par value	1
Class G Common Stock, $0.01 par value	2

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

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Consolidated balance sheets

	September 30,
	2016	December 31,
(dollars in thousands, except share data)	(unaudited)	2015
Assets
Current assets:
Cash and cash equivalents	$189,361	$17,065
Accounts receivable, net	41,273	79,000
Inventories, net	8,121	12,329
Prepaid expenses	2,945	3,700
Derivative instruments	—	143,737
Total current assets	241,700	255,831
Property and equipment—at cost, net	43,179	48,962
Oil and natural gas properties, using the full cost method:
Proved	4,279,179	4,128,193
Unevaluated (excluded from the amortization base)	17,115	66,905
Accumulated depreciation, depletion, amortization and impairment	(3,763,423)	(3,396,261)
Total oil and natural gas properties	532,871	798,837
Derivative instruments	—	19,501
Deferred income taxes	—	53,914
Other assets	8,253	27,694
Total assets	$826,003	$1,204,739

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Consolidated balance sheets—continued

	September 30,
	2016	December 31,
(dollars in thousands, except share data)	(unaudited)	2015
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued liabilities	$32,003	$66,222
Accrued payroll and benefits payable	2,553	15,305
Accrued interest payable	107	23,303
Revenue distribution payable	8,874	12,391
Long-term debt and capital leases, classified as current	472,435	1,607,127
Deferred income taxes	—	53,914
Total current liabilities	515,972	1,778,262
Stock-based compensation	—	400
Asset retirement obligations	50,211	46,434
Liabilities subject to compromise	1,286,828	—
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, 600,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $0.01 par value, 10,000,000 shares authorized and 334,545 and 345,289 shares issued and outstanding as of September 30, 2016, and December 31, 2015, respectively	4	4
Class B Common stock, $0.01 par value, 10,000,000 shares authorized and 344,859 shares issued and outstanding	3	3
Class C Common stock, $0.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding	2	2
Class E Common stock, $0.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding	5	5
Class F Common stock, $0.01 par value, 1 share authorized, issued, and outstanding	—	—
Class G Common stock, $0.01 par value, 3 shares authorized and 2 shares issued and outstanding	—	—
Additional paid in capital	425,207	431,307
Accumulated deficit	(1,452,229)	(1,051,678)
Total stockholders' deficit	(1,027,008)	(620,357)
Total liabilities and stockholders' deficit	$826,003	$1,204,739

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Consolidated statements of operations

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
	(unaudited)
Revenues - commodity sales	$65,847	$74,512	$180,076	$261,801
Costs and expenses:
Lease operating	22,291	24,881	68,462	83,921
Transportation and processing	2,429	1,902	6,493	6,246
Production taxes	2,174	2,795	6,812	11,123
Depreciation, depletion and amortization	29,624	52,027	94,396	173,694
Loss on impairment of oil and gas assets	—	737,758	281,079	955,320
Loss on impairment of other assets	202	—	1,461	13,311
General and administrative	1,519	7,389	14,812	25,843
Liability management	—	—	9,396	—
Cost reduction initiatives	89	603	3,228	9,739
Total costs and expenses	58,328	827,355	486,139	1,279,197
Operating income (loss)	7,519	(752,843)	(306,063)	(1,017,396)
Non-operating income (expense):
Interest expense	(7,436)	(28,598)	(57,243)	(83,202)
Non-hedge derivative gains (losses)	—	85,415	(9,468)	105,266
Write-off of Senior Note issuance costs, discount and premium	—	—	(16,970)	—
Other (expense) income, net	(129)	108	217	2,088
Net non-operating (expense) income	(7,565)	56,925	(83,464)	24,152
Reorganization items, net	(5,504)	—	(10,859)	—
Loss before income taxes	(5,550)	(695,918)	(400,386)	(993,244)
Income tax (benefit) expense	(59)	(48,776)	165	(161,314)
Net loss	$(5,491)	$(647,142)	$(400,551)	$(831,930)

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Consolidated statements of cash flows

	Nine months ended
	September 30,
(in thousands)	2016	2015
	(unaudited)
Cash flows from operating activities
Net loss	$(400,551)	$(831,930)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	94,396	173,694
Loss on impairment of assets	282,540	968,631
Write-off of Senior Note issuance costs, discount and premium	16,970	—
Deferred income taxes	—	(161,480)
Non-hedge derivative losses (gains)	9,468	(105,266)
Loss (gain) on sale of assets	128	(1,448)
Other	2,832	4,013
Change in assets and liabilities
Accounts receivable	(4,866)	16,625
Inventories	2,758	(3,642)
Prepaid expenses and other assets	(370)	2,258
Accounts payable and accrued liabilities	24,026	(15,012)
Revenue distribution payable	1,173	(12,444)
Stock-based compensation	(5,384)	(4,355)
Net cash provided by operating activities	23,120	29,644
Cash flows from investing activities
Expenditures for property, plant, and equipment and oil and natural gas properties	(119,994)	(267,203)
Proceeds from asset dispositions	954	29,251
Proceeds from non-hedge derivative instruments	90,590	173,149
Cash in escrow	49	—
Net cash used in investing activities	(28,401)	(64,803)
Cash flows from financing activities
Proceeds from long-term debt	181,000	120,000
Repayment of long-term debt	(1,563)	(75,354)
Principal payments under capital lease obligations	(1,860)	(1,792)
Payment of other financing fees	—	(1,404)
Net cash provided by financing activities	177,577	41,450
Net increase in cash and cash equivalents	172,296	6,291
Cash and cash equivalents at beginning of period	17,065	31,492
Cash and cash equivalents at end of period	$189,361	$37,783

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

The financial information as of September 30, 2016, and for the three and nine months ended September 30, 2016, and 2015, respectively, is unaudited. The financial information as of December 31, 2015, has been derived from the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015. In management’s opinion, such information contains all adjustments considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2016.

Cash and cash equivalents

We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of September 30, 2016, cash with a recorded balance totaling $37,535 and $49,852 was held at JP Morgan Chase Bank, N.A and Arvest Bank, respectively. In addition, we also held cash equivalents in the form of treasury securities with a recorded balance of $101,095 at Arvest Wealth Management. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts. We are not party to any valid blocked account agreements with respect to any material amount of cash.

Accounts receivable

We have receivables from joint interest owners and oil and natural gas purchasers which are generally uncollateralized. Accounts receivable consisted of the following at September 30, 2016, and December 31, 2015:

	September 30,	December 31,
	2016	2015
Joint interests	$10,471	$14,149
Accrued commodity sales	26,628	21,645
Derivative settlements	—	40,380
Other	4,669	3,329
Allowance for doubtful accounts	(495)	(503)
	$41,273	$79,000

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Inventories

Inventories consisted of the following at September 30, 2016, and December 31, 2015:

	September 30,	December 31,
	2016	2015
Equipment inventory	$9,066	$11,470
Commodities	1,355	1,698
Inventory valuation allowance	(2,300)	(839)
	$8,121	$12,329

We recorded lower of cost or market adjustments for the periods disclosed below due to depressed industry conditions which resulted in lower demand for such equipment and hence lower market prices. These adjustments are reflected in “Loss on impairment of other assets” in our consolidated statements of operations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Inventory - lower of cost or market adjustment	$202	$—	$1,461	$7,296

Oil and natural gas properties

The costs of unevaluated oil and natural gas properties, which are excluded from amortization until the properties are evaluated, consisted of the following at September 30, 2016, and December 31, 2015:

	September 30,	December 31,
	2016	2015
Undeveloped acreage	$13,864	$60,031
Wells and facilities in progress pending determination	3,251	6,874
Total unevaluated oil and natural gas properties excluded from amortization	$17,115	$66,905

Ceiling Test. In accordance with the full cost method of accounting, the net capitalized costs of oil and natural gas properties are not to exceed their related PV-10 value, net of tax considerations, plus the cost of unproved properties not being amortized.

Our estimates of oil and natural gas reserves as of September 30, 2016, were prepared using an average price for oil and natural gas on the first day of each month for the prior twelve months as required by the SEC.

Due to the substantial decline of commodity prices that began in mid-2014 and which continue to remain low, the cost center ceiling exceeded the net capitalized cost of our oil and natural gas properties at the end of each quarter beginning with the second quarter of 2015 through the second quarter of 2016, resulting in ceiling test write-downs in those periods. The amount of any future impairment is generally difficult to predict, and will depend on the average oil and natural gas prices during each period, the incremental proved reserves added during each period, and additional capital spent

Impairment of long-lived assets

We recorded impairment losses of $6,015 related to four drilling rigs not currently in use for the nine months ended September 30, 2015. One of the rigs was last deployed in January 2015 while the remaining three have been stacked for three to four years. The loss was recorded as a result of the deterioration in commodity prices and drilling activity whereby the value of such equipment had declined while utilizing third party equipment had become more cost effective, resulting in us impairing the value of the rigs to their estimated fair value. These losses are reflected in “Loss on impairment of other assets” in our consolidated statements of operations.

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Our bankruptcy filing on May 9, 2016, (see “Note 2—Chapter 11 filing) was an event that required an assessment whether the carrying amounts of our long-lived assets would be recoverable. Our evaluation indicated that no additional impairment was necessary as a direct result of the bankruptcy.

In October 2016, the Company entered into an agreement for the sale of our four drilling rigs for a price of $2,000. We anticipate the sale to close in January, 2017.

Income taxes

Although we recorded a net loss for the nine months ended September 30, 2016, we did not record any corresponding tax benefit as any deferred tax asset arising from the loss is currently not believed to be realizable and is therefore reduced by a valuation allowance. At September 30, 2016, our valuation allowance is $580,280 which reduces our net deferred tax assets to zero value as we continue to believe that it is more likely than not that we will not realize the deferred tax assets primarily related to our cumulative net operating losses. Income tax recognized for the nine months ended September 30, 2016, is a result of current Texas margin tax on gross revenues less certain deductions. See “Note 10—Income Taxes” in Item 8. Financial Statement and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2015, for additional information about our income taxes.

As described in “Note 2—Chapter 11 filing”, in conjunction with our efforts to restructure our indebtedness, on May 9, 2016, we filed voluntary petitions seeking relief under Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware commencing cases for relief under Chapter 11 of the Bankruptcy Code. Our negotiations to restructure our debt include a proposal for the holders of our Senior Notes to convert those notes into equity of the reorganized Company, effectuated through a plan of reorganization in bankruptcy. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a Chapter 11 bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is determined based on the fair market value of the consideration received by the creditors in settlement of outstanding indebtedness. Upon emergence from Chapter 11 bankruptcy proceedings, the CODI may reduce some or the entire amount of prior tax attributes, which can include net operating losses, capital losses, alternative minimum tax credits and tax basis in assets. The actual reduction in tax attributes does not occur until the first day of the Company’s tax year ending subsequent to the date of emergence.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
One-time severance and termination benefits	$89	$596	$3,125	$7,467
Professional fees	—	7	103	2,272
Total cost reduction initiatives expense	$89	$603	$3,228	$9,739

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

In February 2016, the FASB issued authoritative guidance significantly amending the current accounting for leases. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. Furthermore, all leases will fall into one of two categories: (i) a financing lease or (ii) an operating lease. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, a sale will only be recognized if the criteria in the new revenue recognition standard are met. For public business entities, this guidance is effective for fiscal periods beginning after December 15, 2018 and interim periods thereafter. Early adoption is permitted. We are currently evaluating the effect the new guidance will have on our financial statements and results of operations.

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

Note 2: Chapter 11 filing

Background. The severe and sustained decline in oil and natural gas prices since mid-2014 has negatively impacted revenues, earnings and cash flows, and our liquidity. As a result of our deteriorating liquidity, there was uncertainty regarding our ability to repay our outstanding debt obligations as they became due, especially in the event of any acceleration of indebtedness, and hence substantial doubt about our ability to continue as a going concern. This doubt was expressed in the audit opinion of our annual consolidated financial statements for the year ended December 31, 2015, and constituted an event of default under our Credit Facility since the covenants under the facility require us to deliver our annual financial statements without a going concern explanatory paragraph.

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

Faced with these defaults, we entered into agreements (the “Forbearance Agreements”) with the lenders under our Credit Facility (the “Lenders”) and an ad hoc committee (the “Ad Hoc Committee”) of noteholders collectively holding more than 50% of the Senior Notes outstanding to forbear from exercising remedies on account of the missed interest payments and certain other alleged defaults specified in the Forbearance Agreements through and including May 1, 2016. While the Forbearance Agreements were in effect, we continued to engage in good-faith arm’s-length negotiations regarding a potential restructuring of the Credit Facility and the Senior Notes that would materially delever the Company’s balance sheet and allow us to retain sufficient liquidity to continue to operate our business going forward. In the course of these negotiations, the Company, the Lenders, and the Ad Hoc Committee exchanged and considered, with the assistance of their respective advisors, numerous restructuring proposals.

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

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Debtor-In-Possession. We are currently operating our business as debtors in possession in accordance with the applicable provisions of the Bankruptcy Code. We have filed a variety of first day motions with the Bankruptcy Court that will allow us to continue to operate our business without interruption. These motions are designed primarily to minimize the impact of our bankruptcy filing on our operations, creditors and employees. The Bankruptcy Court has granted all first day motions filed by us and our Chapter 11 Subsidiaries. As a result, we are able to conduct normal business activities and pay the associated obligations for the period following our bankruptcy filing and are also authorized to pay (subject to caps applicable to payments of certain pre-petition obligations) pre-petition employee wages and benefits, pre-petition amounts owed to certain lienholders and critical vendors and funds belonging to third parties, including royalty interest holders and partners. During the pendency of the Chapter 11 Cases, all transactions outside the ordinary course of our business require the prior approval of the Bankruptcy Court. Final orders on the motions to satisfy our obligations to certain third parties and to forward funds held by us that belong to third parties were granted on June 7, 2016.

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

Magnitude of Potential Claims. On June 29, 2016, we filed with the Bankruptcy Court schedules and statements setting forth, among other things, our assets and liabilities, subject to the assumptions filed in connection therewith (as amended on August 9 and August 18, 2016, the “Schedules and Statements”). We may subsequently decide to further amend or modify our Schedules and Statements.

On June 13, 2016, we filed a motion to set a bar date to assist with the claims reconciliation process.  The Bankruptcy Court approved such motion on July 1, 2016, setting the bar date on August 19, 2016, for all potential claimants other than governmental authorities whose bar date is on November 7, 2016. Through the claims resolution process, differences in amounts scheduled by the Debtors and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court where appropriate. In light of the potential number and amount of claims filed, the claims resolution process may take considerable time to complete, and we expect that it will continue after our emergence from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

Effect of Filing on Creditors and Shareholders. Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full or consensual agreement reached between parties before the holders of our existing common stock are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Chapter 11 proceedings to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. As discussed below, if certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the holders of our common stock and notwithstanding the fact that such holders do not receive or retain any property on account of their equity interests under the plan. Because of such possibilities, the value of our securities is highly speculative.

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

We have the exclusive right for 120 days after the Petition Date to file a plan of reorganization subject to extension for cause. If the Exclusive Filing Period lapses, any party in interest may file a plan of reorganization for any of the Debtors.  On October 13, 2016, the Bankruptcy Court approved our motion to extend the Exclusive Filing Period to November 9, 2016, and we expect to request a further extension.

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

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on the Bankruptcy Court actions, further development with respect to disputed claims, and other events. Additional amounts may be included in liabilities subject to compromise in future periods if executory contracts and unexpired leases are rejected. Conversely, to the extent that such executory contracts or unexpired leases are not rejected and are instead assumed, certain liabilities characterized as subject to compromise may be converted to post-petition liabilities. Because of the uncertain nature of many of the potential claims, the magnitude of such claims is not reasonably estimable at this time. We will continue to evaluate these liabilities during the pendency of the Chapter 11 Cases and adjust amounts as necessary. The magnitude of claims and or the adjustments to such claims may be material. Nothing herein constitutes an admission or waiver of any rights.

The following table summarizes the components of “Liabilities subject to compromise” included on our Consolidated Balance Sheet as of September 30, 2016:

September 30, 2016
Accounts payable and accrued liabilities	$9,740
Accrued payroll and benefits payable	5,133
Revenue distribution payable	4,690
Senior Notes and associated accrued interest	1,267,265
Liabilities subject to compromise	$1,286,828

Reorganization Items. We use this category to reflect, where applicable, post-petition revenues, expenses, gains and losses that are direct and incremental as a result of the reorganization of the business. We have incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect our results of operations. Reorganization items for the three and nine months ended September 30, 2016, are as follows:

	Three months ended	Nine months ended
	September 30, 2016
Professional fees	$4,268	$9,623
Claims for non-performance of executory contract	1,236	1,236
Total reorganization items	$5,504	$10,859

Note 3: Supplemental disclosures to the consolidated statements of cash flows

Supplemental disclosures to the consolidated statements of cash flows are presented below:

	Nine months ended September 30,
	2016	2015
Net cash provided by operating activities included:
Cash payments for interest	$19,899	$77,437
Interest capitalized	(1,741)	(8,115)
Cash payments for interest, net of amounts capitalized	$18,158	$69,322
Cash payments for income taxes	$250	$639
Cash payments for reorganization items	$4,255	$—
Non-cash financing activities included:
Repayment of Credit Facility with proceeds from early termination of derivative contracts (See Note 4)	$103,560	$—
Non-cash investing activities included:
Asset retirement obligation additions and revisions	$4,015	$3,637
Change in accrued oil and gas capital expenditures	$(22,543)	$(116,237)

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Note 4: Debt

As of the dates indicated, debt consisted of the following:

	September 30, 2016	December 31, 2015
9.875% Senior Notes due 2020, net of discount of $0 and $4,185, respectively (1)	$—	$293,815
8.25% Senior Notes due 2021 (1)	—	384,045
7.625% Senior Notes due 2022, including premium of $0 and $4,939, respectively (1)	—	530,849
Credit Facility (2)	444,440	367,000
Real estate mortgage notes, principal and interest payable monthly, bearing interest at rates ranging from 3.16% to 5.46%, due August 2021 through December 2028; collateralized by real property (2)	9,735	10,182
Installment notes payable, principal and interest payable monthly, bearing interest at rates ranging from 2.85% to 5.00%, due October 2016 through February 2018; collateralized by automobiles, machinery and equipment (2)	683	1,799
Capital lease obligations (2)	17,577	19,437
Total debt, net	472,435	1,607,127
Less current portion	472,435	1,607,127
Total long-term debt, net	$—	$—

(1)	These unsecured obligations have been classified as “Liabilities subject to compromise” as of September 30, 2016.
(2)	These secured obligations have not been classified as “Liabilities subject to compromise” as we believe the values of the underlying assets provide sufficient collateral to satisfy such obligations.

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

Senior Notes

The Senior Notes are our senior unsecured obligations and rank equally in right of payment with all our existing and future senior debt, and rank senior to all of our existing and future subordinated debt. Pursuant to accounting guidance while in bankruptcy, our Senior Notes and the associated accrued interest have been classified as “Liabilities subject to compromise” on our consolidated balance sheets as of September 30, 2016. We will not accrue interest expense on our Senior Notes during the pendency of the Chapter 11 Cases as we do not expect to pay such interest. As a result, reported interest expense is $25,303 and $39,641 lower than contractual interest for the three and nine month periods ending September 30, 2016.

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

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Credit Facility

In April 2010, we entered into an Eighth Restated Credit Agreement (our “Credit Facility”), which is collateralized by our oil and natural gas properties and, as amended, matures on November 1, 2017. During the nine months ended September 30, 2016, we had additional borrowings of $181,000 and repayments of $103,560 on our Credit Facility. As discussed in “Note 5—Derivative instruments,” our repayment of $103,560 was effectuated by directly offsetting proceeds payable to us from the termination of our derivative contracts against outstanding borrowings under the Credit Facility during the third quarter of 2016. The ability to offset was possible as the previous counterparties to our derivative contracts are also Lenders. As of September 30, 2016, the weighted average interest rate was 5.0% on outstanding borrowings under Credit Facility. This rate represents the Alternate Base Rate (as defined under the Credit Facility) plus the applicable margin. The Company has not recorded the additional 2.0% default margin interest as the Lenders have agreed to waive that amount upon our exit from bankruptcy pursuant to a non-binding agreement between the Lenders and the Ad Hoc Committee.

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

Due to defaults under the master agreements governing our derivative contracts, our outstanding derivative positions were terminated in May 2016 and we have no outstanding derivative contracts as of September 30, 2016. As discussed in “Note 6—Fair value measurements” all the counterparties to our derivative transactions are also financial institutions within the lender group under our Credit Facility. The derivative master agreements with these counterparties generally specify that a default under any of our indebtedness, as well as any bankruptcy filing, is an event of default which may result in early termination of the derivative contracts. Proceeds from the early terminations, inclusive of amounts receivable at the time of termination for previous settlements, totaled $119,303. Of this amount, in the third quarter of 2016, $103,560 was utilized to offset outstanding borrowings under our Credit Facility and the remainder was remitted to the Company.

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

While we are in default on our indebtedness and have a bankruptcy filing, we will no longer be able to represent that we can comply with the credit default or bankruptcy covenants under any prospective derivative master agreements and thus may not be able to enter into new hedging transactions. We are currently negotiating with the Lenders, most of which were previously counterparties to our derivative contracts, regarding the resumption of hedging activity prior to our potential emergence from bankruptcy. However, there can be no assurance that we will be able to enter into new derivative transactions on terms that are acceptable to us.

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

Non-hedge derivative gains in the consolidated statements of operations are comprised of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Change in fair value of commodity price derivatives	$—	$30,941	$(163,238)	$(67,883)
Settlement gains on commodity price derivatives	—	54,474	62,626	157,754
Settlement gains on early terminations of commodity price derivatives	—	—	91,144	15,395
Total non-hedge derivative gains (losses)	$—	$85,415	$(9,468)	$105,266

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

Recurring fair value measurements

Our financial instruments recorded at fair value on a recurring basis consist of commodity derivative contracts (see “Note 5—Derivative instruments”). Our derivative contracts classified as Level 2 consisted of commodity price swaps and basis protection swaps, which are valued using an income approach. Future cash flows from the derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at the LIBOR swap rate. Our derivative contracts classified as Level 3 consisted of three-way collars, enhanced swaps, and purchased puts. The fair value of these contracts is developed by a third-party pricing service using a proprietary valuation model, which we believe incorporates the assumptions that market participants would have made at the end of each period. Observable inputs include contractual terms, published forward pricing curves, and yield curves. Significant unobservable inputs are implied volatilities. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. We review these valuations and the changes in the fair value measurements for reasonableness. All derivative instruments are recorded at fair value and include a measure of our own nonperformance risk for derivative liabilities or that of our counterparties for derivative assets. As discussed in “Note 5—Derivative instruments,” due to defaults under the master agreements governing our derivative contracts, all our outstanding derivative positions were terminated in May 2016 and we have no outstanding derivative contracts as of September 30, 2016.

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

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Changes in the fair value of our derivative instruments classified as Level 3 in the fair value hierarchy during the nine months ended September 30, 2016 and 2015 were:

	Nine months ended September 30,
Net derivative assets (liabilities)	2016	2015
Beginning balance	$123,068	$195,167
Realized and unrealized (losses) gains included in non-hedge derivative gains	(9,216)	4,660
Settlements received	(113,852)	(62,127)
Ending balance	$—	$137,700
Losses relating to instruments still held at the reporting date included in non-hedge derivative gains for the period	$—	$45,835

Nonrecurring fair value measurements

Asset retirement obligations. Additions to the asset and liability associated with our asset retirement obligations are measured at fair value on a nonrecurring basis. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the first nine months of 2016 and 2015 were escalated using an annual inflation rate of 2.42% and 2.91%, respectively, and discounted using our weighted average credit-adjusted risk-free interest rate of 20.00% and 13.45%, respectively. These estimates may change based upon future inflation rates and changes in statutory remediation rules. See “Note 7—Asset retirement obligations” for additional information regarding our asset retirement obligations.

Fair value of other financial instruments

Our significant financial instruments, other than derivatives, consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and debt. We believe the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments.

The carrying value and estimated fair value of our debt at September 30, 2016, and December 31, 2015, were as follows:

	September 30, 2016		December 31, 2015
Level 2	Carrying value	Estimated fair value	Carrying value	Estimated fair value
9.875% Senior Notes due 2020	$298,000	$203,385	$293,815	$75,750
8.25% Senior Notes due 2021	384,045	248,746	384,045	96,956
7.625% Senior Notes due 2022	525,910	352,360	530,849	120,478
Other secured debt	10,418	10,418	11,981	11,981

The fair value of our Senior Notes was estimated based on quoted market prices. We have not disclosed the fair value of outstanding amounts under our Credit Facility as it is not practicable to obtain a reasonable estimate of such value while the Company is in bankruptcy and the terms of the facility are being negotiated in conjunction with its reorganization.

Counterparty credit risk

Our derivative contracts are executed with institutions, or affiliates of institutions, that are parties to our Credit Facility at the time of execution, and we believe the credit risks associated with all of these institutions are acceptable. We do not require collateral or other security from counterparties to support derivative instruments. Master agreements are in place with each of our derivative counterparties which provide for net settlement in the event of default or termination of the contracts under each respective agreement. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivatives. Our loss is further limited as any amounts due from a defaulting counterparty that is a Lender, or an affiliate of a Lender, under our senior secured revolving credit facility can be offset against amounts owed to such counterparty Lender. As of December 31, 2015, the counterparties to our open derivative contracts consisted of seven financial institutions, of which all were subject to our rights of offset under our Credit Facility.

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

The following table summarizes our derivative assets and liabilities which are offset in the consolidated balance sheets under our master netting agreements. It also reflects the amounts outstanding under our senior secured revolving credit facility that are available to offset our net derivative assets due from counterparties that are Lenders.

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

Note 7: Asset retirement obligations

The following table provides a summary of our asset retirement obligation activity during the nine months ended September 30, 2016 and 2015.

	Nine months ended September 30,
	2016	2015
Beginning balance	$48,612	$47,424
Liabilities incurred in current period	2,554	1,852
Liabilities settled and disposed in current period	(1,380)	(4,886)
Revisions in estimated cash flows	1,461	1,785
Accretion expense	2,859	2,727
Ending balance	54,106	48,902
Less current portion included in accounts payable and accrued liabilities	3,895	2,384
	$50,211	$46,518

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

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Effective March 1, 2012, we implemented a Non-Officer Restricted Stock Unit Plan (the “RSU Plan”) to create incentives to motivate Participants to put forth maximum effort toward the success and growth of the Company and to enable us to attract and retain experienced individuals who by their position, ability and diligence are able to make important contributions to the Company’s success. The RSU Plan is intended to replace the Phantom Plan. There are no outstanding Phantom Plan awards remaining and we do not expect to make any further awards under the Phantom Plan.

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

A summary of our phantom stock and RSU activity during the nine months ended September 30, 2016, is presented in the following table:

	Phantom Plan			RSU Plan
	Weighted average grant date fair value	Phantom shares	Vest date fair value	Weighted average grant date fair value	Restricted Stock Units	Vest date fair value
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2016	$18.62	10,619		$10.53	269,886
Granted	$—	—		$—	—
Vested	$18.39	(9,729)	$—	$9.01	(140,818)	$—
Forfeited	$21.09	(890)		$8.24	(28,769)
Unvested and outstanding at September 30, 2016	$—	—		$7.20	100,299

Due to the severe decline in commodity pricing, which has resulted in a steep decline in our estimated proved reserves, the estimated fair value per RSU as of September 30, 2016, is $0.00. The weighted average period until all remaining RSUs vest is 0.6 years.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
2015 Cash LTIP expense	$281	$187	$849	$187

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

A summary of our restricted stock activity during the nine months ended September 30, 2016, is presented below:

	Time Vested			Performance Vested
	Weighted average grant date fair value	Restricted shares	Vest date fair value	Weighted average grant date fair value	Restricted shares
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2016	$795.13	13,979		$278.97	28,448
Granted	$—	—		$—	—
Vested	$798.85	(5,279)	$93	$—	—
Forfeited	$810.01	(1,773)		$293.62	(6,374)
Unvested and outstanding at September 30, 2016	$788.48	6,927		$274.74	22,074

During the nine months ended September 30, 2016 and 2015, we repurchased and canceled 2,597 and 5,678 vested shares, respectively. As of result of our bankruptcy, the estimated fair value of our Time Vested restricted awards was $0.00 per share, resulting in an aggregate intrinsic value of all outstanding unvested Time Vested restricted shares of $0 as of September 30, 2016. Furthermore, during the third quarter of 2016, we recorded a cumulative catch up adjustment of $5,985 to reverse the aggregate compensation cost associated with our Performance Vested in order to reflect a decrease in the probability that requisite service would be achieved for these awards. We anticipate that our reorganization under Chapter 11 of the Bankruptcy Code will ultimately result in the cancellation of all outstanding restricted shares and therefore we do not expect any future repurchases of these shares.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock-based compensation cost (credit)	$(5,705)	$(581)	$(6,220)	$(143)
Less: stock-based compensation cost capitalized	1,167	(49)	965	(352)
Stock-based compensation expense (credit)	$(4,538)	$(630)	$(5,255)	$(495)
Payments for stock-based compensation	$—	$333	$49	$3,977

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Our stock-based compensation expense for periods disclosed includes credits due to forfeitures from our workforce reductions in January 2016 and February 2015, lower valuations of our liability-based awards and the cumulative adjustment on our Performance Vested awards discussed previously. As of September 30, 2016, and December 31, 2015, accrued payroll and benefits payable included $0 and $81, respectively, for stock-based compensation costs expected to be settled within the next twelve months. Unrecognized compensation cost is approximately $244 all of which relates to our Time Vested awards.

Note 9: Commitments and contingencies

Standby letters of credit (“Letters”) available under our Credit Facility are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had Letters outstanding totaling $828 as of September 30, 2016, and December 31, 2015. When amounts under the Letters are paid by the lenders, interest accrues on the amount paid at the same interest rate applicable to borrowings under the Credit Facility. No amounts were paid by the lenders under the Letters; therefore, we paid no interest on the Letters during the nine months ended September 30, 2016, or 2015.

Litigation and Claims

Commencement of the Chapter 11 Cases automatically stayed many of the proceedings and actions against us noted below as well as other claims and actions that were or could have been brought prior to May 9, 2016,  In connection with the proofs of claim asserted during bankruptcy from the proceedings or actions below, we are unable to estimate the amounts that will be allowed by the Bankruptcy Court due to the complexity and number of legal and factual issues presented by the matters and uncertainties with respect to, amongst other things, the nature of the claims and defenses, the potential size of the class, the scope and types of the properties and agreements involved, and the ultimate potential outcomes of the matters. As a result, no reserves have been established within our liabilities subject to compromise in connection with the proceedings and actions described below.

Naylor Farms, Inc., individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On June 7, 2011, an alleged class action was filed against us in the United States District Court for the Western District of Oklahoma (“Naylor Farms Case”) alleging that we improperly deducted post-production costs from royalties paid to plaintiffs and other royalty interest owners as categorized in the petition from crude oil and natural gas wells located in Oklahoma. The purported class includes non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The plaintiffs have alleged a number of claims, including breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek termination of leases, recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the alleged class. We have responded to the Naylor Farms petition, denied the allegations and raised arguments and defenses. Plaintiffs filed a motion for class certification in October 2015. In addition, the plaintiffs filed a motion for summary judgment asking the court to determine as a matter of law that natural gas is not marketable until it is in the condition and location to enter an interstate pipeline. Responsive briefs to both motions were filed in the fourth quarter of 2015. The court has not ruled on the motions, and no hearing has been scheduled. On May 20, 2016, we filed a Notice of Suggestion of Bankruptcy, informing the court that we had filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In response, on May 23, 2016, the court issued an order administratively closing the case, subject to reopening depending on the disposition of the bankruptcy proceedings. On July 22, 2016, attorneys for the putative class filed a motion in the Bankruptcy Court asking the court to lift the automatic stay and allow the case to proceed in the United States District Court for the Western District of Oklahoma. We did not object to lifting the automatic stay with regard to this case for the limited purpose of allowing the District Court to rule on the pending motion for class certification, and the class certification issue is under consideration by the trial judge in the United States District Court for the Western District of Oklahoma. The plaintiffs’ motion to lift the automatic stay regarding the pending motion for summary judgment is pending in the Bankruptcy Court and is scheduled for a hearing on November 22, 2016. The plaintiffs have indicated, if the class is certified, they seek damages in excess of $5,000 which may increase with the passage of time, a majority of which would be comprised of interest. In addition to filing claims on behalf of the named plaintiffs and associated parties, plaintiffs’ attorneys filed a proof of claim on behalf of the putative class claiming in excess of $150,000 in our Chapter 11 Cases. We dispute the plaintiffs’ allegations, dispute the case meets the requirements for class certification, and anticipate objecting to the claims.

Amanda Dodson, individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On May 10, 2013, Amanda Dodson, filed a complaint against us in the District Court of Mayes County, Oklahoma, (“Dodson Case”) with an allegation similar to those asserted in the Naylor Farms case related to post-production deductions, and include claims for breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek termination of leases, recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the alleged class. The alleged class includes non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. We have responded to the Dodson petition,

Chaparral Energy, Inc. and subsidiaries

(Debtor in possession)

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

denied the allegations and raised a number of affirmative defenses. At the time we filed our Bankruptcy Petitions, a class had not been certified and discovery had not yet commenced. As the plaintiffs in the Dodson case did not file proofs of claim either for the putative class or the putative class representative, we anticipate any liability related to this claim will be discharged.

Martha Donelson and John Friend, on behalf of themselves and on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On August 11, 2014, an alleged class action was filed against us, as well as several other operators in Osage County, in the United States District Court for the Northern District of Oklahoma, alleging claims on behalf of the named plaintiffs and all similarly situated Osage County land owners and surface lessees. The plaintiffs challenged leases and drilling permits approved by the Bureau of Indian Affairs without the environmental studies required under the National Environmental Protection (NEPA). The plaintiffs assert claims seeking recovery for trespass, nuisance, negligence and unjust enrichment. Relief sought includes declaring oil and natural gas leases and drilling permits obtained in Osage County without a prior NEPA study void ab initio, removing us from all properties owned by the class members, disgorgement of profits, and compensatory and punitive damages. On March 31, 2016, the Court dismissed the case against the federal agencies named as defendants, and therefore against all defendants, as an improper challenge under NEPA and the Administrative Procedures Act. On April 29, 2016, the plaintiffs filed a motion to alter or amend the court’s opinion and vacate the judgment, arguing the court does have jurisdiction to hear the claims and dismissal of the federal defendants does not require dismissal of the oil company defendants. The plaintiffs also filed a motion to file an amended complaint to cure the deficiencies which the court found in the dismissed complaint. Several defendants have filed briefs objecting to plaintiffs’ motions. On May 20, 2016, the Company filed a Notice of Suggestion of Bankruptcy, informing the court that we had filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, and has not responded to the plaintiffs’ motions. The court has not yet ruled. As the plaintiffs in the Donelson case did not file proofs of claim either for the putative class or the putative class representatives, we anticipate any monetary liability related to this claim will be discharged. We dispute plaintiffs’ allegations and dispute that the case meets the requirements for a class action.

Lisa West and Stormy Hopson, individually and as class representatives on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On February 18, 2016, an alleged class action was filed against us, as well as several other operators in the District Court of Pottawatomie County, State of Oklahoma (“West Case”), alleging claims on behalf of named plaintiffs and all similarly situated persons having an insurable real property interest in Cleveland, Lincoln, McClain, Okfuskee, Oklahoma, Pontotoc, Pottawatomie and Seminole Counties, Oklahoma (the “Class Area”). The plaintiffs allege the oil and gas operations conducted by us and the other defendants have induced or triggered earthquakes in the Class Area. The plaintiffs are asking the court to require the defendants to reimburse plaintiffs and class members for earthquake insurance premiums from 2011 through a future date defined as the time at which the court determines there is no longer a risk that our activities induce or trigger earthquakes, as well as attorney fees and costs and other relief. The plaintiffs have not asked for damages related to actual property damage which may have occurred. We have responded to the petition, denied the allegations and raised a number of affirmative defenses. At this time, a class has not been certified and discovery has not yet commenced. On March 18, 2016, the case was removed to the United States District Court for the Western District of Oklahoma under the Class Action Fairness Act (“CAFA”). On May 20, 2016, we filed a Notice of Suggestion of Bankruptcy, informing the court that we had filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On October 14, 2016, the plaintiffs filed an Amended Complaint adding additional defendants and increasing the Class Area to 25 Central Oklahoma counties. Although we are named as a defendant, the Amended Complaint expressly limits its claims against us to those asserted in the original petition unless and until the automatic stay is lifted. Plaintiffs’ attorneys filed a proof of claim on behalf of the putative class claiming in excess of $75,000 in our Chapter 11 Cases. We dispute the plaintiffs’ claims, dispute that the case meets the requirements for a class action, dispute the remedies requested are available under Oklahoma law, and are vigorously defending the case.

We are involved in various other legal proceedings including, but not limited to, commercial disputes, claims from royalty and surface owners, property damage claims, personal injury claims, employment claims, and other matters which arise in the ordinary course of business. In addition, other proofs of claim have been filed in our bankruptcy case which we anticipate repudiating. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect any of them individually to have a material effect on our financial condition, results of operations or cash flows.

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

Overview

Founded in 1988 and headquartered in Oklahoma City, we are a pure play Mid-Continent independent oil and natural gas exploration and production company. We have capitalized on our sustained success in the Mid-Continent area in recent years by expanding our holdings to become a leading player in the liquids-rich STACK play, which is home to multiple oil-rich reservoirs including the Oswego, Meramec, Osage and Woodford formations. In addition, we have significant holdings in the Mississippi Lime play and a leadership position in CO2 EOR where we are the third largest CO2 EOR operator in the United States based on the number of active projects. This position is underscored by our activity in the North Burbank Unit in Osage County, Oklahoma, which is the single largest oil recovery unit in the state. We are currently operating our business as debtors in possession in accordance with the applicable provisions of the Bankruptcy Code.

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

Faced with these defaults, we entered into agreements (the “Forbearance Agreements”) with the lenders under our Credit Facility (the “Lenders”) and an ad hoc committee (the “Ad Hoc Committee”) of noteholders collectively holding more than 50% of the Senior Notes outstanding to forbear from exercising remedies on account of the missed interest payments and certain other alleged defaults specified in the Forbearance Agreements through and including May 1, 2016. While the Forbearance Agreements were in effect, we continued to engage in good-faith arm’s-length negotiations regarding a potential restructuring of the Credit Facility and the Senior Notes that would improve our liquidity. In the course of these negotiations, the Company, the Lenders, and the Ad Hoc Committee exchanged and considered, with the assistance of their respective advisors, numerous restructuring proposals.

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

On June 13, 2016, we filed a motion to set a bar date to assist with the claims reconciliation process.  The Bankruptcy Court approved such motion on July 1, 2016, setting the bar date on August 19, 2016, for all potential claimants other than governmental authorities whose bar date is on November 7, 2016. Through the claims resolution process, differences in amounts scheduled by us and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court where appropriate. In light of the potential number and amount of claims filed, the claims resolution process may take considerable time to complete, and we expect that it will continue after our emergence from bankruptcy. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

On September 30, 2016, the Company, certain members of a steering committee of the Lenders and the Ad Hoc Committee reached a non-binding agreement in principle regarding a potential restructuring of the Company’s debt (a “Restructuring” ) in conjunction with the Company’s plan to reorganize through a plan of reorganization, which are further disclosed in our Current Report on Form 8-K filed on September 30, 2016. Provisions of the potential Restructuring include that the plan of reorganization will provide for, among other things, the full equitization of the Debtors’ approximately $1.2 billion of outstanding unsecured notes for 100% of the new ownership interests in the reorganized debtors, subject to dilution from (i) a $50 million rights offering to be backstopped by certain of the Company’s noteholders, (ii) an incentive plan for the benefit of new management of the reorganized debtors, and (iii) additional terms acceptable to the Lenders and the Ad Hoc Committee. The potential Restructuring also contemplates that the Lenders’ claims against the Company will be partially paid down on the effective date of the Debtors’ plan of reorganization, with the remaining $375 million outstanding to be restructured into a four-year, $225 million first-out revolving loan and $150 million second-out term loan. The exit financing will require us to enter into derivative contracts to hedge our future estimated production volumes from proved developed producing reserves at a minimum level of 80% in the first year, 60% in the second year and 40% in the third year. The potential Restructuring is subject to execution and delivery of definitive documentation, and there can be no assurances that such definitive documentation will be finalized or that the terms and conditions thereof will not differ materially from the terms and conditions of the potential Restructuring.

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

We have the exclusive right for 120 days after the Petition Date to file a plan of reorganization subject to extension for cause. If the Exclusive Filing Period lapses, any party in interest may file a plan of reorganization for any of the Debtors. On October 13, 2016, the Bankruptcy Court approved our motion to extend the Exclusive Filing Period to November 9, 2016, and we expect to request a further extension.

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

Price volatility also impacts our business through the full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending on the balance sheet date. As a result of the recent industry downturn, the average price utilized in our ceiling test calculation over the past 12 months has generally followed a pattern of decline as follows:

	Year-end	First quarter	Second quarter	Third quarter
	2015	2016	2016	2016
Crude oil ($ per barrel)	$50.28	$46.26	$43.12	$41.68
Natural gas ($ per Mmbtu)	$2.58	$2.39	$2.23	$2.28
Natural gas liquids ($ per barrel)	$15.84	$14.86	$13.92	$14.03

As the decline in average crude oil prices has slowed in the recent quarter coupled with a minor increase in the average natural gas price, we did not incur any ceiling test impairment during the third quarter of 2016, in contrast to the ceiling test impairments previously recorded during the first and second quarter of 2016 totaling $281.1 million.

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

Financial and Operating Highlights

Our financial and operating performance in the third quarter of 2016 includes the following highlights:

•

In connection with our bankruptcy, our balance sheet as of September 30, 2016, includes $1.3 billion in liabilities subject to compromise and we have incurred $5.5 million and $10.9 million in reorganization expenses for the three and nine month periods ending September 30, 2016, respectively.

•

We recorded ceiling test impairments on our oil and natural gas properties during the first and second quarter of 2016 totaling $281.1 million but did not record any impairment during third quarter of 2016.

•

We paid down $103.6 million of the outstanding amount on our Credit Facility with proceeds from early terminations and previously accrued settlements of our derivatives. All our outstanding derivative contracts were early-terminated in May 2016 due to defaults under the master agreements governing those contracts. We also received $15.7 million in cash in conjunction with the early terminations.

•

As a result of decreased capital spending for the drilling and completion of wells as well as natural decline, our total net production declined 11% and 5%, respectively, from the prior year quarter and prior quarter, to 2,194 MBoe for the quarter ended September 30, 2016.

•	Our commodity sales of $65.8 million for the three months ended September 30, 2016, were 12% lower than the prior year quarter primarily as a result of the production decline discussed above.
•

As a result of our continuing efforts to reduce costs and improve operational efficiencies, our lease operating expense declined 10% from the prior year quarter to $22.3 million for the quarter ended September 30, 2016.

Capital development

During the nine months ended September 30, 2016, we incurred capital expenditures of $101 million. We currently anticipate exceeding our 2016 total capital budget by approximately $18 million or 17% primarily due to increased spending on outside operated drilling and STACK acreage acquisitions as described below, partially offset by reduced spending within our EOR Project Areas. Our operated and outside-operated drilling activity within our E&P Areas was predominantly focused within our STACK play and included drilling and completing 10 operated wells as well as completing 5 operated wells that were drilled in the prior year. Upon completion of our planned drilling activity, we discontinued utilization of our rig in June 2016 although we plan to recommence drilling in December 2016. We expect to exceed our drilling budget for 2016 by approximately $7 million primarily due to increased spending to drill and complete outside-operated wells in our STACK play. Meanwhile, we have incurred $12 million in acquisitions of leasehold acreage in the STACK with further acquisitions planned during the fourth quarter of 2016. We anticipate exceeding our annual budget for leasehold acquisition as the additional acquisitions were undertaken to add or extend acreage in areas of the STACK where we have experienced encouraging drilling results. Capital activity within our EOR Project Areas for 2016 has been primarily focused on our North Burbank Unit for infrastructure build out, development of a limited number of additional patterns, continuing CO2 injection and field maintenance, and to a lesser extent on CO2 purchases for our other Active EOR units.

Results of operations

Production

Production volumes by area were as follows:

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
Production volume (Mboe)	2016	2015	change	2016	2015	change
E&P Areas:
Mississippi Lime	304	501	(39.3)%	1,023	1,688	(39.4)%
STACK - Meramec	196	26	653.8%	408	102	300.0%
STACK - Osage	188	120	56.7%	577	416	38.7%
STACK - Oswego	101	113	(10.6)%	333	317	5.0%
STACK - Woodford	123	101	21.8%	431	334	29.0%
Panhandle Marmaton	81	122	(33.6)%	266	497	(46.5)%
Legacy Production Areas	446	612	(27.1)%	1,385	1,917	(27.8)%
Total E&P Areas	1,439	1,595	(9.8)%	4,423	5,271	(16.1)%
EOR Project Areas:
Active EOR Projects	511	562	(9.1)%	1,602	1,669	(4.0)%
Potential EOR Projects	244	295	(17.3)%	761	918	(17.1)%
Total EOR Project Areas	755	857	(11.9)%	2,363	2,587	(8.7)%
Total	2,194	2,452	(10.5)%	6,786	7,858	(13.6)%

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

Production in our E&P Areas decreased for the three and nine months ended September 30, 2016, compared to the prior year periods primarily due to the natural decline of our wells and the overall decrease in our drilling activity due to the current low price environment. The production decline was most pronounced in our Mississippi Lime and Panhandle Marmaton plays and in our Legacy Production Areas for which we have not allocated significant drilling capital in the past year. Meanwhile, production across most our STACK play has increased as a result of our recent focus to drill and develop the area.

Our EOR Project Areas include both currently Active EOR Projects and Potential EOR Projects. Potential EOR Projects have no current EOR production or reserves while Active EOR Project areas include properties that have proved EOR reserves or ongoing EOR operations. There were slight production declines in our Active EOR Projects for the three and nine months ended September 30, 2016, compared to the prior year periods as increases from our North Burbank Unit as a result of continued development and response were more than offset by production declines in our other units. Production decreases in our Potential EOR Projects were due to natural decline and a lack of development due to the current low pricing environment.

Revenues

Our commodity sales are derived from the production and sale of oil, natural gas and natural gas liquids. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

The following table presents information about our production and commodity sales before the effects of commodity derivative settlements:

	Three months ended				Nine months ended
	September 30,		Increase /	Percent	September 30,		Increase /	Percent
	2016	2015	(Decrease)	change	2016	2015	(Decrease)	change
Commodity sales (in thousands):
Oil	$50,391	$58,353	$(7,962)	(13.6)%	$141,170	$206,948	$(65,778)	(31.8)%
Natural gas	10,018	11,402	(1,384)	(12.1)%	24,141	36,534	(12,393)	(33.9)%
Natural gas liquids	5,438	4,757	681	14.3%	14,765	18,319	(3,554)	(19.4)%
Total commodity sales	$65,847	$74,512	$(8,665)	(11.6)%	$180,076	$261,801	$(81,725)	(31.2)%
Production:
Oil (MBbls)	1,177	1,328	(151)	(11.4)%	3,693	4,283	(590)	(13.8)%
Natural gas (MMcf)	3,912	4,624	(712)	(15.4)%	12,053	14,386	(2,333)	(16.2)%
Natural gas liquids (MBbls)	365	353	12	3.4%	1,084	1,177	(93)	(7.9)%
MBoe	2,194	2,452	(258)	(10.5)%	6,786	7,858	(1,072)	(13.6)%
Average daily production (Boe/d)	23,848	26,652	(2,804)	(10.5)%	24,766	28,784	(4,018)	(14.0)%
Average sales prices (excluding derivative settlements):
Oil per Bbl	$42.81	$43.94	$(1.13)	(2.6)%	$38.23	$48.32	$(10.09)	(20.9)%
Natural gas per Mcf	$2.56	$2.47	$0.09	3.6%	$2.00	$2.54	$(0.54)	(21.3)%
NGLs per Bbl	$14.90	$13.48	$1.42	10.5%	$13.62	$15.56	$(1.94)	(12.5)%
Average sales price per Boe	$30.01	$30.39	$(0.38)	(1.3)%	$26.54	$33.32	$(6.78)	(20.3)%

Our total commodity sales decreased during the three month period ended September 30, 2016, compared to the prior year quarter primarily as a result of a decrease in the average price and production volume sold of crude oil. A decline in production volume sold of natural gas also contributed to the decrease. These decreases were partially offset by increases in the average price and production volume sold of natural gas liquids as well as a slight increase in the price of natural gas.

Our total commodity sales decreased during the nine month period ended September 30, 2016, compared to the prior year period as a result of decreases in the average prices and production volumes sold of all commodities. Changes in our production compared to the prior year periods are discussed in the preceding section above while the impact of price and production volume changes on our commodity sales is disclosed in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2016 vs. 2015		2016 vs. 2015
(in thousands)	Sales change	Percentage change in sales	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$(1,327)	(2.2)%	$(37,270)	(18.0)%
Production	$(6,635)	(11.4)%	$(28,508)	(13.8)%
Total change in oil sales	$(7,962)	(13.6)%	$(65,778)	(31.8)%
Change in natural gas sales due to:
Prices	$372	3.3%	$(6,468)	(17.7)%
Production	$(1,756)	(15.4)%	$(5,925)	(16.2)%
Total change in natural gas sales	$(1,384)	(12.1)%	$(12,393)	(33.9)%
Change in natural gas liquids sales due to:
Prices	$519	10.9%	$(2,107)	(11.5)%
Production	$162	3.4%	$(1,447)	(7.9)%
Total change in natural gas liquids sales	$681	14.3%	$(3,554)	(19.4)%

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

Due to defaults under the master agreements governing our derivative contracts, all our outstanding derivative positions were early-terminated in May 2016 and we have no outstanding derivative contracts as of September 30, 2016. The master agreement defaults were the result of our debt defaults and our bankruptcy petition.  Proceeds from the early terminations, inclusive of amounts receivable for previous settlements, totaled $119.3 million of which $103.6 million were utilized to offset outstanding borrowings under our Credit Facility and the remainder was remitted to the Company during the third quarter of 2016.

While we are in default on our indebtedness and have a bankruptcy filing, we will no longer be able to represent that we can comply with the credit default or bankruptcy covenants under any prospective derivative master agreements and thus may not be able to enter into new hedging transactions. We are currently negotiating with the Lenders, most of which were previously counterparties to our derivative contracts, regarding the resumption of hedging activity prior to our potential emergence from bankruptcy. However, subsequent to the initial hedges that are required under our potential Restructuring, there can be no assurance that we will be able to enter into new derivative transactions on terms that are acceptable to us.

The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

(in thousands)	December 31, 2015
Derivative assets:
Crude oil derivatives	$123,068
Natural gas derivatives	40,170
Net derivative assets	$163,238

The effects of derivative activities on our results of operations and cash flows were as follows for the periods indicated:

	Three months ended September 30,
	2016			2015
(in thousands)	Non-cash fair value adjustment	Settlement gains	Total gain (loss)	Non-cash fair value adjustment	Settlement gains	Total gain (loss)
Non-hedge derivative gains:
Crude oil derivatives	$—	$—	$—	$22,728	$49,040	$71,768
Natural gas derivatives	—	—	—	8,213	5,434	13,647
Non-hedge derivative gains	$—	$—	$—	$30,941	$54,474	$85,415

	Nine months ended September 30,
	2016			2015
(in thousands)	Non-cash fair value adjustment	Settlement gains	Total gain (loss)	Non-cash fair value adjustment	Settlement gains	Total gain (loss)
Non-hedge derivative (losses) gains:
Crude oil derivatives	$(123,068)	$113,852	$(9,216)	$(73,357)	$149,871	$76,514
Natural gas derivatives	(40,170)	39,918	(252)	5,474	23,278	28,752
Non-hedge derivative (losses) gains	$(163,238)	$153,770	$(9,468)	$(67,883)	$173,149	$105,266

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

Lease operating expenses

	Three months ended September 30,		Increase /	Percent	Nine months ended September 30,		Increase /	Percent
	2016	2015	(Decrease)	change	2016	2015	(Decrease)	change
Lease operating expenses (in thousands, except per Boe data):
E&P Areas	$8,642	$10,461	$(1,819)	(17.4)%	$26,986	$37,370	$(10,384)	(27.8)%
EOR Project Areas	$13,649	$14,420	$(771)	(5.3)%	41,476	46,551	$(5,075)	(10.9)%
Total lease operating expense	$22,291	$24,881	$(2,590)	(10.4)%	$68,462	$83,921	$(15,459)	(18.4)%
Lease operating expenses per Boe:
E&P Areas	$6.01	$6.56	$(0.55)	(8.4)%	$6.10	$7.09	$(0.99)	(14.0)%
EOR Project Areas	$18.08	$16.83	$1.25	7.4%	$17.55	$17.99	$(0.44)	(2.4)%
Lease operating expenses per Boe	$10.16	$10.15	$0.01	0.1%	$10.09	$10.68	$(0.59)	(5.5)%

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

Lease operating expenses at both our E&P Areas and EOR Project Areas decreased on an absolute dollar basis during the three months and nine months ended September 30, 2016, compared to the prior year periods primarily as a result of cost reductions from third party service providers and improved operational efficiencies which included temporary shut-in of marginal wells due to the current low price environment and limiting workovers to wells that meet a minimum payout threshold. Lower production volumes during the current year period also contributed to the decrease in expense.

Transportation and processing expenses

	Three months ended September 30,		Increase /	Percent	Nine months ended September 30,		Increase /	Percent
	2016	2015	(Decrease)	change	2016	2015	(Decrease)	change
Transportation and processing expenses (in thousands)	$2,429	$1,902	$527	27.7%	$6,493	$6,246	$247	4.0%
Transportation and processing expenses per Boe	$1.11	$0.78	$0.33	42.3%	$0.96	$0.79	$0.17	21.5%

Transportation and processing expenses principally consist of expenditures to prepare and transport production from the wellhead to a specified sales point and processing costs of gas into natural gas liquids. Our transportation and processing costs increased during the three and nine months ended September 30, 2016, compared to the same period in 2015 primarily due to higher fees on our new STACK operated wells coming online.

Production taxes (which include severance and valorem taxes)

	Three months ended September 30,		Increase /	Percent	Nine months ended September 30,		Increase /	Percent
	2016	2015	(Decrease)	change	2016	2015	(Decrease)	change
Production taxes (in thousands)	$2,174	$2,795	$(621)	(22.2)%	$6,812	$11,123	$(4,311)	(38.8)%
Production taxes per Boe	$0.99	$1.14	$(0.15)	(13.2)%	$1.00	$1.42	$(0.42)	(29.6)%

Production taxes decreased for the nine months ended September 30, 2016, compared to the prior year period due to lower severance taxes attributable to lower revenues combined with a decrease in ad valorem taxes attributable to lower valuation of our oil and gas properties.  We expect ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, to fluctuate throughout the year as valuations and county tax rates are finalized, with an overall decrease when comparing full-year 2016 to full-year 2015 primarily due to lower estimated valuations on our oil and gas properties.

Depreciation, depletion and amortization (“DD&A”)

	Three months ended September 30,		Increase /	Percent	Nine months ended September 30,		Increase /	Percent
	2016	2015	(Decrease)	change	2016	2015	(Decrease)	change
DD&A (in thousands):
Oil and natural gas properties	$26,839	$49,522	$(22,683)	(45.8)%	$86,083	$164,694	$(78,611)	(47.7)%
Property and equipment	1,772	1,580	192	12.2%	5,454	6,273	(819)	(13.1)%
Accretion of asset retirement obligation	1,013	925	88	9.5%	2,859	2,727	132	4.8%
Total DD&A	$29,624	$52,027	$(22,403)	(43.1)%	$94,396	$173,694	$(79,298)	(45.7)%
DD&A per Boe:
Oil and natural gas properties	$12.23	$20.20	$(7.97)	(39.5)%	$12.69	$20.96	$(8.27)	(39.5)%
Other fixed assets	$1.27	$1.02	$0.25	24.5%	$1.23	$1.15	$0.08	7.0%
Total DD&A per Boe	$13.50	$21.22	$(7.72)	(36.4)%	$13.92	$22.11	$(8.19)	(37.0)%

We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and costs. Thus, our DD&A rate could change significantly in the future.

DD&A on oil and natural gas properties decreased for the three months ended September 30, 2016, compared to the prior year quarter of which $5.2 million was due to a decrease in production and $17.5 million was due to a lower rate per equivalent unit of production. DD&A on oil and natural gas properties decreased for the nine months ended September 30, 2016, compared to the prior year period of which $22.5 million was due to a decrease in production and $56.1 million was due to a lower rate per equivalent unit of production. Our DD&A rate per equivalent unit of production was lower as the full cost amortization base, which consists of future development costs plus the carrying value of oil and natural gas properties, is substantially lower in 2016 following $1.5 billion in ceiling-test impairments that were recorded in 2015 and $281.1 million recorded during the first half of 2016.

Asset impairments

	Three months ended September 30,		Increase /	Nine months ended September 30,		Increase /
	2016	2015	(Decrease)	2016	2015	(Decrease)
Asset impairments (in thousands):
Loss on impairment of oil and natural gas assets	$—	$737,758	$(737,758)	$281,079	$955,320	$(674,241)
Loss on impairment of other assets	202	—	202	1,461	13,311	(11,850)

Oil and natural gas asset impairments. The ceiling test calculation for our oil and natural gas properties dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending on the balance sheet date. The average price utilized in our ceiling test calculation over the past 12 months has generally followed a pattern of decline reflective of the industry downturn as follows:

	Year-end	First quarter	Second quarter	Third quarter
	2015	2016	2016	2016
Crude oil ($ per barrel)	$50.28	$46.26	$43.12	$41.68
Natural gas ($ per Mmbtu)	$2.58	$2.39	$2.23	$2.28
Natural gas liquids ($ per barrel)	$15.84	$14.86	$13.92	$14.03

As the decline in average crude oil prices has slowed in the recent quarter coupled with a minor increase in the average natural gas price, we did not incur any ceiling test impairment during the third quarter of 2016, in contrast to the ceiling test impairments previously recorded during the first and second quarter of 2016 totaling $281.1 million.  The ceiling test impairments for the three and nine months ended September 30, 2015, were largely the result of price decline.

The magnitude of our ceiling test write-downs were also impacted by impairments of unevaluated non-producing leasehold, which resulted in a transfer of amounts from unevaluated oil and natural gas properties to the full cost amortization base. Impairments of non-producing leasehold of $54.7 million were recorded during the first nine months of 2016 compared to $108.4 million during the first nine months of 2015. The impairments in 2016 and 2015 were recorded as a result of changes in our drilling plans due to the low pricing environment and lower than expected results for certain exploratory activities which resulted in certain undeveloped properties not expected to be developed before lease expiration.

Impairment of other assets. Our impairment losses for the nine months ended September 30, 2015, consists of write-downs of $6.0 million related to impairments of our stacked drilling rigs and $7.3 million related to a lower of cost or market adjustment on our equipment inventory. Our impairment losses for the three and nine months ended September 30, 2016, were due to lower of cost or market adjustments on our equipment inventory.

We own four stacked drilling rigs of which one was last utilized in January 2015 while the remaining three have been stacked for three to four years. The deterioration in commodity prices that began in mid-2014 resulted in reduced drilling activity causing the value of such equipment to decline while utilizing third party equipment became more cost effective. This led to the Company impairing the value of the rigs to their estimated fair value. In October 2016, we entered into an agreement for the sale of our four drilling rigs for an aggregate price of $2.0 million with a scheduled closing in January 2017.

The industry conditions described above also have also led to lower demand for our inventory equipment resulting in obsolescence and lower market prices. These factors resulted in the lower of cost or market adjustments we have recorded on our equipment inventory.

General and administrative expenses (“G&A”)

	Three months ended September 30,		Increase /	Percent	Nine months ended September 30,		Increase /	Percent
	2016	2015	(Decrease)	change	2016	2015	(Decrease)	change
G&A and cost reduction initiatives (in thousands):
Gross G&A expenses before Performance Vested stock adjustment	$7,836	$10,144	$(2,308)	(22.8)%	$24,695	$34,668	$(9,973)	(28.8)%
Performance Vested stock adjustment (1)	(4,761)	—	(4,761)	—	(4,761)	—	(4,761)	—
Capitalized exploration and development costs	(1,556)	(2,755)	1,199	(43.5)%	(5,122)	(8,825)	3,703	(42.0)%
Net G&A expenses	1,519	7,389	(5,870)	(79.4)%	14,812	25,843	(11,031)	(42.7)%
Cost reduction initiatives	89	603	(514)	(85.2)%	3,228	9,739	(6,511)	(66.9)%
Liability management expenses	—	—	—	—	9,396	—	9,396	—
Net G&A, cost reduction initiatives and liability management expenses	$1,608	$7,992	$(6,384)	(79.9)%	$27,436	$35,582	$(8,146)	(22.9)%
Average G&A expense per Boe	$0.69	$3.01	$(2.32)	(77.1)%	$2.18	$3.29	$(1.11)	(33.7)%
Average G&A, cost reduction initiatives and liability management expense per Boe	$0.73	$3.26	$(2.53)	(77.6)%	$4.04	$4.53	$(0.49)	(10.8)%

________________________________

(1)

A cumulative catch up adjustment was recorded during the third quarter of 2016 to reverse the aggregate compensation cost associated with our Performance Vested restricted stock awards in order to reflect a decrease in the probability that that requisite service would be achieved for these awards. The amount disclosed above is net of any capitalization related to the adjustment.

Gross G&A expenses decreased during the three months and nine months ended September 30, 2016, compared to prior year periods, primarily due to reductions in payroll costs and professional fees. Payroll related costs were lower primarily as a result of lower headcount subsequent to our workforce reductions in the current and prior year. As disclosed in the table above, our net G&A expense was impacted by a catch up adjustment associated with our Performance Vested restricted stock that led to a reduction in expense.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
(in thousands)
One-time severance and termination benefits	$89	$596	$3,125	$7,467
Professional fees	—	7	103	2,272
Total cost reduction initiatives expense	$89	$603	$3,228	$9,739

Liability management expenses include third party legal and professional service fees incurred from our activities to restructure our debt and in preparation for our bankruptcy petition.

Income Taxes

Although we recorded net losses for the three and nine months ended September 30, 2016, we did not record any corresponding tax benefit as any deferred tax asset arising from the loss is currently not believed to be realizable and is therefore reduced by a valuation allowance. At September 30, 2016, our valuation allowance is $580.3 million which reduces our net deferred tax assets to zero value as we continue to believe that it is more likely than not that we will not realize the deferred tax assets primarily related to our cumulative net operating losses. Income tax recognized for the three and nine months ended September 30, 2016, is a result of current Texas margin tax at a rate on gross revenues less certain deductions. Please see “Note 10—Income Taxes” in Item 8. Financial Statement and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2015, which contains additional information about our income taxes.

Other income and expenses

Interest expense. The following table presents interest expense for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Senior Notes	$—	$26,734	$36,902	$80,149
Credit Facility	5,705	2,435	18,034	7,378
Bank fees and other interest	1,773	1,272	4,048	3,790
Capitalized interest	(42)	(1,843)	(1,741)	(8,115)
Total interest expense	$7,436	$28,598	$57,243	$83,202
Average borrowings (including amounts subject to compromise)	$1,680,976	$1,686,974	$1,729,923	$1,702,818

Total interest expense for the three and nine months ended September 30, 2016, was lower than the prior year periods as a result of lower interest expense on our Senior Notes as we ceased accruing interest upon the filing of our bankruptcy petition. This reduction in expense was partially offset by an increase in interest on our Credit Facility due to increased levels of borrowing and higher interest rates. We also had a reduction in capitalized interest as a result of a lower carrying amount of unevaluated non-producing leasehold subsequent to the leasehold impairments recorded in 2015 and 2016.

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

	Three months ended	Nine months ended
	September 30, 2016
Professional fees	$4,268	$9,623
Claims for non-performance of executory contract	1,236	1,236
Total reorganization items	$5,504	$10,859

Liquidity and capital resources

Historically, our primary sources of liquidity have been cash generated from our operations, debt, private equity sales and proceeds from asset dispositions. On February 11, 2016, we borrowed $141.0 million under our Credit Facility which represented substantially all the remaining undrawn amount that was available under the Credit Facility at that time. Since the Petition Date, our principal sources of liquidity have been limited to cash flow from operations and cash on hand. During the pendency of our Chapter 11 Cases, the Lenders have consented to the use of cash collateral, subject to certain terms and conditions. In addition to the cash requirements necessary to fund ongoing operations, we have incurred and will continue to incur significant professional fees and other costs in connection with the preparation and administration of the Chapter 11 Cases.

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

While we are in default on our indebtedness and have a bankruptcy filing, we will no longer be able to represent that we can comply with the credit default or bankruptcy covenants under any prospective derivative master agreements and thus may not be able to enter into new hedging transactions. We are currently negotiating with the Lenders, most of which were previously counterparties to our derivative contracts, regarding the resumption of hedging activity prior to our potential emergence from bankruptcy. However, subsequent to the initial hedges that are required under our potential Restructuring, there can be no assurance that we will be able to enter into new derivative transactions on terms that are acceptable to us.

As of September 30, 2016, we held cash and cash equivalents of $189.4 million and our outstanding debt was $1.7 billion, which included $1.2 billion of Senior Notes classified as liabilities subject to compromise and $444 million under our Credit Facility. Our cash and cash equivalents as of November 4, 2016, was approximately $180.6 million with no significant change in debt. Although we believe that our cash flow from operations and cash on hand will be adequate to meet the operating cost of our existing business, there are no assurances that our cash flow from operations and cash on hand will be sufficient to continue to fund our operations or to allow us to continue as a going concern until a Chapter 11 plan is confirmed by the Bankruptcy Court or another alternative restructuring transaction is approved by the Bankruptcy Court and consummated. Our long-term liquidity requirements, the adequacy of our capital resources and our ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until a Chapter 11 plan has been confirmed, if at all, by the Bankruptcy Court. If our future sources of liquidity are insufficient, we could face substantial liquidity constraints and be unable to continue as a going concern and will likely be required to significantly reduce, delay or eliminate capital expenditures, implement further cost reductions, seek other financing alternatives or seek the sale of some or all of our assets. If we are unsuccessful in developing reserves and adding production through our capital program or our cost-cutting efforts are too overreaching, the value of our oil and natural gas properties and our financial condition and results of operations could be adversely affected.

There can be no assurances regarding our ability to successfully develop, confirm and consummate one or more plans of reorganization or other alternative restructuring transactions that satisfies the conditions of the Bankruptcy Code and, is approved by the Bankruptcy Court.

Sources and uses of cash

Our net change in cash is summarized as follows:

	Nine months ended
	September 30,		Increase /	Percent
(in thousands)	2016	2015	(Decrease)	change
Cash flows (used in) provided by operating activities	$23,120	$29,644	$(6,524)	(22.0)%
Cash flows used in investing activities	(28,401)	(64,803)	36,402	(56.2)%
Cash flows provided by financing activities	177,577	41,450	136,127	328.4%
Net increase (decrease) in cash during the period	$172,296	$6,291	$166,005	*

* Not meaningful

Our cash flows from operating activities is derived substantially from the production and sale of oil and natural gas. Our cash flows from operating activities was lower in the current period as a result of lower revenues from price and production declines coupled with restructuring costs we incurred in connection with our bankruptcy. These decreases were partially offset by a $57.5 million reduction of interest paid from foregoing certain interest payments on our Senior Notes coupled with decreases in our cash operating expenses.

When available, we use the net cash provided by operations to partially fund our acquisition, exploration and development activities. With limited cash flows from operating activities due to low commodity prices and constraints imposed on us while in bankruptcy, our capital expenditures for the nine months ended September 30, 2016, were also funded by settlement proceeds from our derivative instruments.

Our cash flows from investing activities is comprised primarily of cash inflows from asset dispositions and derivative settlement receipts offset by cash outflows for capital expenditures and derivative settlement payments.

Our actual costs incurred, including costs that we have accrued for during the nine months ended September 30, 2016, and our budgeted 2016 capital expenditures for oil and natural gas properties are summarized in the table below.

		EOR Project		2016 Capital Expenditures
(in thousands)	E&P Areas	Areas	Total	Budget (1) (2)
Acquisitions	$11,991	$—	$11,991	7,427
Drilling	51,107	—	51,107	50,710
Enhancements	6,041	18,180	24,221	25,711
Pipeline and field infrastructure	—	4,502	4,502	12,476
CO2 purchases	—	9,570	9,570	13,116
Total	$69,139	$32,252	$101,391	$109,440

(1)	Approximately 75% of our budgeted amount for enhancements and all of our budgeted amounts for pipeline and field infrastructure and CO2 purchases are allocated to our EOR project areas.
(2)	Budget categories presented include allocations of capitalized interest and general and administrative expenses.

Net cash used in investing activities during the nine months ended September 30, 2016, was comprised of cash outflows for capital expenditure of $120.0 million and was partially offset by cash inflows from derivative settlement receipts of $90.6 million and asset dispositions of $1.0 million. Our cash outflows for capital expenditure is greater than our actual costs incurred for the period, disclosed in the table above, as a result of payments in the current period for expenditures accrued at the end of the prior year. Net cash used in investing activities during the nine months ended September 30, 2015, was comprised primarily of cash outflows for capital expenditure of $267.2 million partially offset by derivative settlement receipts of $173.1 million and proceeds from asset dispositions of $29.3 million. Cash outlays for capital expenditures were significantly higher than costs incurred in the 2015 period as it included a significant paydown of accounts payable for expenditures accrued at the end 2014.

Cash flows from financing activities is comprised primarily of cash inflows from debt borrowings, offset by cash outflows from repayments of debt and capital leases. During the nine months ended September 30, 2016, we borrowed $181.0 million on our debt and made repayments of $1.6 million on our debt and $1.9 million on our capital leases. The cash repayments for debt during the nine months ended September 30, 2016, do not reflect a repayment of $103.6 million that was effectuated by directly offsetting proceeds from the early termination of our derivative contracts against the outstanding balance on our Credit Facility.  During the nine months ended September 30, 2015, we borrowed $120.0 million on our debt and made repayments of $75.4 million on our debt and $1.8 million on our capital leases.

Indebtedness

Debt consists of the following as of the dates indicated:

(in thousands)	September 30, 2016	December 31, 2015
9.875% Senior Notes due 2020, net of discount of $0 and $4,185, respectively (1)	$—	$293,815
8.25% Senior Notes due 2021 (1)	—	384,045
7.625% Senior Notes due 2022, including premium of $0 and $4,939, respectively (1)	—	530,849
Credit Facility (2)	444,440	367,000
Real estate mortgage notes (2)	9,735	10,182
Installment notes (2)	683	1,799
Capital lease obligations (2)	17,577	19,437
	$472,435	$1,607,127

(1)	These unsecured obligations have been classified as “Liabilities subject to compromise” as of September 30, 2016.
(2)	These secured obligations have not been classified as “Liabilities subject to compromise” as we believe the values of the underlying assets provide sufficient collateral to satisfy such obligations.

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

Liabilities Subject to Compromise

Our financial statements include amounts classified as liabilities subject to compromise which represent our estimates of pre-petition obligations that will be allowed as claims in our bankruptcy case. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. Because the uncertain nature of many of the potential claims has not been determined at this time, the magnitude of such claims is not reasonably estimable at this time. We will continue to evaluate these liabilities during the pendency of the Chapter 11 Cases and adjust amounts as necessary. The magnitude of claims and or the adjustments to such claims may be material.  Nothing herein constitutes an admission or waiver of any rights.

The following table summarizes the components of “Liabilities subject to compromise” included on our Consolidated Balance Sheet as of September 30, 2016:

September 30, 2016
(in thousands)
Accounts payable and accrued liabilities	$9,740
Accrued payroll and benefits payable	5,133
Revenue distribution payable	4,690
Senior Notes and associated accrued interest	1,267,265
Liabilities subject to compromise	$1,286,828

Credit Facility

Our Credit Facility, which matures on November 1, 2017, had an outstanding balance of $444.4 million as of September 30, 2016. The balance as of September 30, 2016, reflects a partial repayment of $103.6 million during the third quarter of 2016 utilizing proceeds from the early termination of all our outstanding derivative contracts. As a result of defaults, there is currently no availability under this facility.

As discussed earlier, our current negotiations regarding the structure of our exit financing upon emergence from bankruptcy contemplates a four-year revolving credit facility with an initial borrowing base of $225.0 million augmented by a four-year $150.0 million term loan.

Subject to certain exceptions, under the Bankruptcy Code, the commencement of the Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or the filing of other actions against us or our property to recover, collect or secure a claim arising prior to the Petition Date. Creditors are stayed from taking any actions against us as a result of debt defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. There can be no assurances that the agent and the Lenders will consensually agree to the potential Restructuring or other restructuring of the Credit Facility. Should we be unable to reach an agreement with the agent and the Lenders, any proposed non-consensual restructuring of the Credit Facility could result in substantial delay in emergence from bankruptcy and there can be no assurances that the Bankruptcy Court would approve such proposed non-consensual restructuring.  During the Chapter 11 Cases, we expect to remain current on our interest payments under the Credit Facility to the extent required by order of the Bankruptcy Court.

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

Financial position

The following were material changes in our balance sheet:

	September 30,	December 31,
(in thousands)	2016	2015	Change
Assets
Cash and cash equivalents	$189,361	$17,065	$172,296
Accounts receivable	41,273	79,000	(37,727)
Derivative instruments	—	163,238	(163,238)
Total oil and natural gas properties	532,871	798,837	(265,966)
Deferred income taxes—noncurrent	—	53,914	(53,914)
Other assets	8,253	27,694	(19,441)
Liabilities
Accounts payable and accrued liabilities	32,003	66,222	(34,219)
Long-term debt and capital leases, classified as current	472,435	1,607,127	(1,134,692)
Deferred income taxes—current	—	53,914	(53,914)
Liabilities subject to compromise	1,286,828	—	1,286,828

•

The increase in cash was primarily due to the $181.0 million drawing under our Credit Facility during the first quarter of 2016 which represented substantially all the remaining undrawn amount that was available under the Credit Facility at that time.

•

The decreases in our accounts receivable (which at December 31, 2015, included $40.4 million of receivables from derivative settlements) and derivative assets were the result of the early termination of all outstanding derivatives in May 2016 due to default under the master agreements governing those derivatives. During the third quarter of 2016, proceeds from the early terminations and all outstanding receivables from earlier settlements were utilized to offset outstanding borrowings under our Credit Facility in the amount of $103.6 million with any remainder remitted to us.

•	The decline in oil and natural gas properties was a result of the ceiling test impairments and depreciation recorded during the year partially offset by our capital development.
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
•

Long-term debt and capital leases, classified as current decreased due to the reclassification of our Senior Notes to liabilities subject to compromise as well as the $103.6 million repayment on our Credit Facility described above.

•	Liabilities subject to compromise represent our estimate of pre-petition obligations that will be allowed as claims in our bankruptcy case.

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

We define adjusted EBITDA as net income, adjusted to exclude (1) asset impairments, (2) interest and other financing costs, net of capitalized interest, (3) income taxes, (4) depreciation, depletion and amortization, (5) non-cash change in fair value of non-hedge derivative instruments, (6) interest income, (7) stock-based compensation expense, (8) gain or loss on disposed assets, (9) upfront premiums paid on settled derivative contracts, (10) impairment charges, (11) expenses associated with our cost reduction initiatives, transition, business optimization and other restructuring charges not to exceed $25.0 million on a cumulative basis, (12) other significant, unusual non-cash charges and (13) proceeds from any early monetization of derivative contracts with a scheduled maturity date more than 12 months following the date of such monetization—this exclusion is consistent with our prior treatment, for EBITDA reporting, of any large monetization of derivative contracts.

The following table provides a reconciliation of our net loss to adjusted EBITDA for the specified periods:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Net loss	$(5,491)	$(647,142)	$(400,551)	$(831,930)
Interest expense	7,436	28,598	57,243	83,202
Income tax expense (benefit)	(59)	(48,776)	165	(161,314)
Depreciation, depletion, and amortization	29,624	52,027	94,396	173,694
Non-cash change in fair value of non-hedge derivative instruments	—	(30,941)	163,238	67,883
Upfront premiums paid on settled derivative contracts	—	—	(20,608)	—
Proceeds from monetization of derivatives with a scheduled maturity date more than 12 months from the monetization date excluded from EBITDA	—	—	(12,810)	—
Interest income	(50)	(21)	(140)	(168)
Stock-based compensation expense	(4,538)	(20)	(5,254)	(32)
Loss (gain) on sale of assets	195	(77)	128	(1,448)
Loss on impairment of assets	202	737,758	282,540	968,631
Write-off of Senior Note issuance costs, discount and premium	—	—	16,970	—
Cost reduction initiatives expense	89	603	3,228	9,739
Adjusted EBITDA	$27,408	$92,009	$178,545	$308,257

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

Commodity prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our Credit Facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our production for the nine months ended September 30, 2016, our gross revenues from oil and natural gas sales would change approximately $4.8 million for each $1.00 change in oil and natural gas liquid prices and $1.2 million for each $0.10 change in natural gas prices.

In the past, we have entered into various types of derivative instruments, including commodity price swaps, costless collars, put options, and basis protection swaps to mitigate a portion of our exposure to fluctuations in commodity prices. Our debt defaults and the commencement of our Chapter 11 Cases were events of default under our derivative master agreements thereby providing our derivative counterparties the right to terminate all our derivative positions. As a result, all derivative positions were terminated in May, 2016. While we are in default on our indebtedness and have a bankruptcy filing, we will no longer be able to represent that we can comply with the credit default or bankruptcy covenants under any prospective derivative master agreements and thus may not be able to enter into new hedging transactions. We are currently negotiating with the Lenders, most of which were previously counterparties to our derivative contracts, regarding the resumption of hedging activity prior to our potential emergence from bankruptcy. However, subsequent to the initial hedges that are required under our potential Restructuring, there can be no assurance that we will be able to enter into new derivative transactions on terms that are acceptable to us. Please see “Liquidity and capital resources” in Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion on the impact of our master agreement defaults on our derivative portfolio and our ability to hedge.

Interest rates.  As of September 30, 2016, borrowings bear interest at the Alternate Base Rate, as defined under the Credit Facility, plus the applicable margin. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level under our Credit Facility of $444.4 million, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $4.4 million.

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

Date: November 7, 2016

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