Form 10-K/A
period 2016-12-31
Chaparral Energy, Inc.
filed 2017-05-01
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was not determinable as such shares were privately held and there was no public market for such shares.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2017:

Class	Number of shares
Class A Common Stock, $0.01 par value	37,048,110
Class B Common Stock, $0.01 par value	7,856,404

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017 (the “Original Report”) by Chaparral Energy, Inc. (the “Company,” “we,” “our” or “us”). We are filing this Form 10-K/A to present the information required by Part III of the Form 10-K as we will not file a definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2016. Terms previously defined in the Original Report have the same meanings in this Form 10-K/A.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this 10-K/A as Exhibits 31.1 and 31.2, respectively. Because no financial statements have been included in this 10-K/A and this 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, no other changes have been made to the Original Report. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after March 31, 2017, the date of the Original Report, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

CHAPARRAL ENERGY, INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

December 31, 2016

PART III

On May 9, 2016 (the “Petition Date”), Chaparral Energy, Inc. (“Chaparral” or the “Company”) and its subsidiaries, including Chaparral Energy, L.L.C., Chaparral Resources, L.L.C., Chaparral Real Estate, L.L.C., Chaparral CO2, L.L.C., CEI Pipeline, L.L.C., CEI Acquisition, L.L.C., Green Country Supply, Inc., Chaparral Biofuels, L.L.C., Chaparral Exploration, L.L.C. and Roadrunner Drilling, L.L.C. (collectively, the “Chapter 11 Subsidiaries” and, together with Chaparral, the “Debtors”), filed voluntary petitions seeking relief under Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) commencing cases for relief under chapter 11 of the Bankruptcy Code (the “Chapter 11 Cases”). On March 10, 2017 (the “Confirmation Date”), the Bankruptcy Court confirmed the First Amended Joint Plan of Reorganization for the Debtors under Chapter 11 of the Bankruptcy Code (the “Reorganization Plan”), and on March 21, 2017 (the “Effective Date”), the Reorganization Plan became effective and we emerged from bankruptcy. Our Reorganization Plan includes appointment of a new board of directors as described below. On the Effective Date, the following members of the Company’s then-existing board of directors were deemed to have resigned as directors of the Company: Charles A. Fischer, Jr., Christopher Behrens and Will Jaudes. None of the resignations resulted from any disagreement with the Company regarding any matter related to the Company’s operations, policies, or practices.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides information regarding our current executive officers and directors. Pursuant to the Reorganization Plan, the new board of directors of the Company (the “Board”) as of the Effective Date consists of seven members: K. Earl Reynolds, Robert F. Heinemann (Chairman), Douglas E. Brooks, Matthew D. Cabell, Samuel Langford, Kenneth W. Moore and Gysle Shellum.

Name	Age	Position
K. Earl Reynolds	56	Chief Executive Officer and Director
Joseph O. Evans	62	Chief Financial Officer and Executive Vice President
James M. Miller	54	Sr. Vice President—Operations
Robert F. Heineman	64	Director and Chairman of the Board
Douglas E. Brooks	58	Director
Matthew D. Cabell	59	Director
Samuel Langford	59	Director
Kenneth W. Moore	47	Director
Gysle Shellum	65	Director

K. Earl Reynolds

Chief Executive Officer, Director

K. Earl Reynolds joined Chaparral in 2011 as an executive vice president and chief operating officer before being named as the company’s president in 2014 and its chief executive officer in 2017. Mr. Reynolds was named to Chaparral’s Board in August 2014.

From 2000 to 2010, Mr. Reynolds led the International Business Unit and was actively involved in strategic planning for Devon Energy, most recently serving as senior vice president of strategic development, where he was responsible for strategic planning, budgeting, coordination of acquisitions and divestitures, and oversight of the company’s assessment of oil and gas reserves.

Prior to Devon, Mr. Reynolds’ career included several key leadership roles in domestic and international operations with companies such as Burlington Resources and Mobil Oil.

Mr. Reynolds has served on the board of directors for several nonprofit organizations in Houston and Oklahoma City. He currently sits on the board of directors for the Oklahoma City YMCA and the Oklahoma Independent Petroleum Association, where he serves as the Chairman of its Regulatory Committee. Mr. Reynolds holds a Master of Science degree in petroleum engineering from the University of Houston and a Bachelor of Science degree in petroleum engineering from Mississippi State University. In 2013 he was named as a Distinguished Fellow of the Mississippi State University Bagley College of Engineering.

Joseph O. Evans

Chief Financial Officer and Executive Vice President

Joseph O. Evans joined Chaparral in 2005 as chief financial officer and executive vice president. From 1998 to 2005, Mr. Evans was a consultant and practiced public accounting with the firm of Evans Gaither & Assoc. Prior to that time, he served as senior vice president and financial advisor for First National Bank of Commerce in New Orleans.

From 1976 to 1997, Mr. Evans worked in the Oklahoma practice of Deloitte & Touche, where he became an audit partner. While at Deloitte, he was a member of the energy industry group and was responsible for services on numerous SEC filings for clients.

Mr. Evans has instructed numerous continuing professional education courses focused on compliance with the Sarbanes Oxley Act. He is a certified public accountant and an accredited petroleum accountant. Mr. Evans is a graduate of the University of Central Oklahoma with a Bachelor of Science degree in accounting.

James M. Miller

Sr. Vice President – Operations

James M. Miller joined Chaparral in 1996 as its operations engineer. Since joining the Company, Mr. Miller has been promoted to positions of increasing responsibility and currently oversees the company’s production and completion operations as senior vice president of operations. During this time, he has gained particular expertise in the area of operating secondary and tertiary recovery units.

Prior to joining Chaparral, Mr. Miller worked for KEPCO Operating Inc. as a petroleum engineer. From 1987 to 1995, he was employed by Robert A. Mason Production Co. as a petroleum engineer and later as vice president of production.

He is a member of the Society of Petroleum Engineers and the American Petroleum Institute. Mr. Miller attended the University of Oklahoma and received a Bachelor of Science degree in petroleum engineering.

Robert F. Heinemann

Director and Chairman of the Board

Robert F. Heinemann was named to Chaparral’s Board in 2017. From 2002 to 2013, Mr. Heinemann worked for Berry Petroleum Company, serving as a director and then as the president and chief executive officer for the last nine years of his tenure. Prior to that time, he was employed at Halliburton Company and Mobil Exploration and Producing, as well as various other Mobil entities, in positions of increasing responsibility.

Mr. Heinemann currently serves on the board for several energy companies, including QEP Resources, Crescent Point Energy Corporation, and Great Western Oil and Gas Company, L.L.C., where he was the chairman from 2014 to 2016. He also currently serves as an advisor to Silver Point Capital, L.P. Mr. Heinemann has previously served on the board for Yates Petroleum Corporation until its merger with EOG Resources, Inc. in October 2016 and as chairman of the board for C12 Energy, L.L.C from 2014 through 2015. Mr. Heinemann holds Bachelor of Engineering and PhD degrees in chemical engineering from Vanderbilt University.

Douglas E. Brooks

Director

Douglas E. Brooks joined Chaparral’s Board in 2017. Mr. Brooks currently serves as Chief Executive Officer and President of Energy XXI Gulf Coast, Inc. Prior to joining the Board, Mr. Brooks served as the president and chief executive officer of Yates Petroleum Corporation, a privately owned exploration and production company focused on the Delaware and Powder River basins, from April 2015 until Yates’ merger with EOG Resources, Inc. in October 2016. Before that time, he served as chief executive officer of Aurora Oil & Gas Limited from October 2012 to June 2014 and a senior vice president at Forest Oil Corporation from April 2012 until October 2012. In addition, he spent 24 years with Marathon Oil Company in roles of increasing responsibility, lastly as the director of upstream mergers and acquisitions and business development for the Americas.

Mr. Brooks has also built two private equity-sponsored firms focused on unconventional resource projects in the western U.S. Mr. Brooks currently serves on the board of directors of Energy XXI Gulf Coast, Inc. and previously served as a board member for Aurora Oil & Gas Limited, Magdalena Energy Company, Yates Petroleum Corporation and the Houston Producers’ Forum. He is currently an advisor for Hart Energy’s A&D Watch, a global energy research publication. Mr. Brooks holds a Bachelor of Science degree in business management from the University of Wyoming – Casper and a Masters of Business Administration, Finance from Our Lady of the Lake University in Texas.

Matthew D. Cabell

Director

Matthew D. Cabell joined Chaparral’s Board in 2017. Mr. Cabell retired from Seneca Resources in 2016, where he had served as its president since 2006. Prior to that time, he was as an executive vice president and general manager at Marubeni Oil & Gas, USA, and held various roles in the exploration and production segments of Texaco and Amerada Hess Corporation.

Mr. Cabell currently serves as an advisor to KKR. He has also previously served as a member of the board for the American Exploration and Production Council and America’s Natural Gas Alliance. Mr. Cabell earned a Bachelor of Science degree in geology from the University of Michigan and his Masters of Business Administration from Cornell University’s Johnson Graduate School of Management.

Samuel Langford

Director

Samuel Langford was named to Chaparral’s Board in 2017. Mr. Langford continues to serve as the principal for Langford Upstream Advisory, L.L.C., a position he has held since 2013. Prior to Langford, he spent eight years working in positions of growing responsibility at Newfield Exploration, including roles as the company’s vice president of corporate development, general manager for its Mid-Continent Business Unit and senior corporate advisor. Before joining Newfield, Mr. Langford spent time at Cockrell Oil Corporation, British Gas E&P, Tenneco Inc., Tenneco Oil Co. and Exxon USA.

Mr. Langford currently serves as an advisor to Silver Point Capital, L.P. He also is currently a member of the board of directors for Basic Energy Services. He received his Bachelor of Science degree in mechanical engineering from Auburn University.

Kenneth W. Moore

Director

Kenneth W. Moore joined Chaparral’s Board in 2017. Mr. Moore has served as the President of KWM Advisors LLC since 2016. From 2004 to 2015, Mr. Moore served as a managing director at First Reserve Corporation, a global private equity firm, which invests exclusively in the energy industry. Prior to that time, he served as a Vice President at Morgan Stanley & Company in investment banking.

Mr. Moore is currently a member of the board of directors for Cobalt International, Peabody Energy and SEAL Legacy Foundation. He has also previously served on several other public company boards, including those for Enstar Group Limited, Chart Industries, Inc. and Dresser-Rand Group Inc. Mr. Moore graduated from Tufts University with a Bachelor of Arts degree in English and received his Master of Business Administration from Cornell University.

Gysle Shellum

Director

Gysle Shellum was named to Chaparral’s Board in 2017. Mr. Shellum previously served as the chief financial officer of PDC Energy, Inc. from 2008 until his retirement in 2016. Prior to that time, he was the vice president of finance at Crosstex Energy, L.P. (now EnLink Midstream, L.L.C.).

Mr. Shellum is currently an at-large director for the Independent Petroleum Association of America and serves on the University of Colorado Global Energy Management Graduate Program’s Advisory Council. He received his Bachelor of Arts in accounting from the University of Texas.

Mark A. Fischer

Founder, Former Chief Executive Officer and Former Chairman of the Board

As of December 31, 2016, Chaparral’s chairman, chief executive officer and co-Founder was Mark A. Fischer. Mr. Fischer co-founded Chaparral in 1988 and served as its chief executive officer and chairman of the Board from 1988 through 2016. Mr. Fischer retired from the Company on January 5, 2017 pursuant to our Reorganization Plan. The terms of his separation are discussed below under “Item 11. Executive Compensation—Principal Executive Officer’s Retirement Agreement.”

Director Independence

Our Board uses the independence standards under the New York Stock Exchange (the “NYSE”). The NYSE’s definition of independence includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings involving the Company, which would prevent a director from being independent. The Board has determined that Messrs. Shellum, Moore, Langford, Brooks, Cabell and Heinemann are independent under the NYSE and SEC rules for purposes of service on the Board.

Board Committees

Shortly after the appointment of the current Board on the Effective Date, three standing committees of the Board were established comprised of non-employee directors: an Audit Committee, a Compensation Committee and a Corporate Governance Committee. Each of these Committees is governed by a charter adopted by the Board. These charters establish the purposes of the respective Committees as well as Committee membership guidelines. They also define the authority, responsibilities and procedures of each Committee in relation to the Committee’s role in supporting the Board and assisting the Board in discharging its duties in supervising and governing the Company.

The Audit Committee consists of Messrs. Shellum (Chair), Moore and Langford, each of whom is independent under the rules of the SEC and the NYSE. The Board has determined that Mr. Shellum satisfies the definition of “audit committee financial expert.”

This committee oversees, reviews, acts on and reports on various auditing and accounting matters to the Board, including the selection of our independent registered public accounting firm, the scope of our annual audits, fees to be paid to the independent registered public accounting firm, the performance of our independent registered public accounting firm and our accounting practices. In addition, the Audit Committee oversees our compliance programs relating to legal and regulatory requirements.

The Compensation Committee currently consists of Messrs. Brooks (Chair), Cabell and Langford, each of whom is independent under the rules of the NYSE. The Compensation Committee approves salaries, incentives and other forms of compensation for officers and other employees. The Compensation Committee also administers our incentive compensation and benefit plans. The Compensation Committee has the power to delegate any of its authority to subcommittees or to individual members of the Compensation Committee as it deems appropriate.

The Corporate Governance Committee consists of Messrs. Moore (Chair), Cabell and Brooks, each of whom is independent under the rules of the NYSE. The Corporate Governance Committee identifies, evaluates and recommends qualified nominees to serve on the Board, develops and oversees our internal corporate governance processes and maintains a management succession plan.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to all employees, officers and members of our Board. The Code of Business Conduct and Ethics is available on our website at chaparralenergy.com/about-us.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview & Oversight of Compensation Program

Our compensation programs include programs that are designed specifically for our executive officers which includes our Principal Executive Officer (“PEO”) and the other executive officers named in the Summary Compensation Table (the “Named Executive Officers” or “NEOs”). Currently, our PEO and our Compensation Committee oversee the compensation programs for our executive officers.

Overview of Compensation Philosophy and Program

In order to recruit and retain the most qualified and competent individuals as executive officers, we strive to maintain a compensation program that is competitive in the labor market. The following compensation objectives are considered in setting the compensation programs for our executive officers:

•	drive and reward performance which supports our core values;

•	align the interests of executive officers with those of stockholders;

•	design competitive total compensation and rewards programs to enhance our ability to attract and retain knowledgeable and experienced executive officers; and

•	set compensation and incentive levels that reflect mid-range market practices.

Compensation Targets

From time to time, we review compensation data from a variety of different sources, including from the Oil & Gas E&P Survey prepared by Effective Compensation, Incorporated (the “Survey Data”) to ensure that our executive officer base salary compensation program generally aligns with the median of the Survey Data. The Survey Data is a compilation of compensation and other data from the prior year based upon over 100 exploration and production firms that participated in the survey. We have previously utilized guidance and executive compensation data from the Southwest Energy Group and Meridian Compensation Partners.

In determining base salaries for our executive officers, in addition to the Survey Data referenced above, our Board also considers the current level of the executive officers’ compensation, both internally and relative to other Company officers and current industry and economic factors. The process can best be described as (i) looking within our Company at the current salary structure among the executive group to ensure fairness and consistency, (ii) evaluating the Company’s performance to ensure that compensation is, in large part, performance-based, (iii) looking at general industry conditions, and (iv) looking at peer group companies to determine if the range of compensation paid to our executive officers aligns with median levels of the compensation paid to executives in similarly situated companies.

Compensation Elements and Rationale for Pay Mix Decisions

We believe that a competitive compensation program will enhance our ability to attract and retain executive officers. To reward both short-term and long-term performance in our compensation program and in furtherance of our compensation objectives noted above, our executive compensation philosophy includes the following four principles:

(i) Compensation levels should be competitive

We review the Survey Data to ensure that the base salary compensation is aligned with median levels.

(ii) Compensation should be related to performance

We believe that a significant portion of an executive officer’s compensation should be tied to individual performance and to our overall performance measured primarily by growth in reserves, production and earnings.

(iii) Variable compensation should represent a portion of an executive officer’s total compensation

We intend for a portion of compensation paid to executive officers to be variable in order to: 1) allow flexibility when our performance and/or industry conditions are not optimum; 2) maintain the ability to reward executive officers for our overall performance; and 3) retain executive officers when industry conditions necessitate. Executive officers should have the incentive of increasing our profitability and value in order to earn a portion of their compensation package.

(iv) Compensation should balance short-term and long-term performance

We seek to structure a balance between achieving strong short-term annual results and ensuring our long-term viability and success. To reinforce the importance of balancing these perspectives, executive officers are regularly provided compensation based on both the accomplishment of short-term objectives and incentives for achieving long-term objectives. While our annual bonus plans are structured to reward the accomplishment of short-term objectives, in 2004, we began long-term compensation plans for our executive employees and other key employees. This plan is to deliver long-term incentive awards aligned with the interests of stockholders while simultaneously serving as a retention tool.

Review of Executive Officer Performance

The PEO reviews, on an annual basis, each compensation element of an executive officer. In each case, the PEO takes into account the scope of responsibilities and experience, succession potential, strengths and weaknesses, and contribution and performance over the past year and balances these against competitive salary levels. The PEO works daily with the executive officers, which allows him to form his assessment of each individual’s performance. The PEO’s performance is assessed by the Board, taking into account the scope of responsibilities and experience, strengths and weaknesses, and contributions and performance over the past year balanced against competitive salary levels.

Components of the Executive Compensation Program

We believe the total compensation and benefits program for executive officers should consist of the following:

•	base salaries;

•	annual bonus plans;

•	long-term retention and incentive compensation; and

•	health and welfare benefits and retirement.

Base Salaries

We usually adjust base salaries for executive officers annually based on performance. However, due to depressed industry conditions, we did not increase executive officer salaries from 2015 to 2016. Typically, the PEO does not rely solely on predetermined formulas or a limited set of criteria when evaluating the base salaries of the executive officers. This is in line with our philosophy that executive officer compensation should be paid at approximately the competitive median levels based on market data, and taking current industry and economic factors into consideration. The salaries paid to the PEO and the NEOs during fiscal year 2016 are shown in the Summary Compensation Table in this annual report.

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

The targets for individual awards are expressed as a percentage of an employee’s eligible earnings for the plan year and are based on pay grade and level of responsibility. When the Board determines industry and economic factors permit granting AIM awards, the first 50% of the computation of an employee’s AIM award is determined based solely on the Company’s performance on nine Company-wide performance measures, which for 2016 were: EBITDA—25%; Production Volume (Boe/d)—20%; Reserve Replacement—10%; Drilling and Completion Capital Effectiveness—15%; EOR Capital—5%; EOR Production Uplift—5%; Lease Operating Expenses ($/Boe)—10%; Safety—5%; and Environment—5%. The performance measures tied to the AIM awards and their respective weights may be revised from time to time by the Board. When the Board approves granting AIM awards, the remaining 50% of the computation of an employee’s AIM award is discretionary and is based on the performance of the department or business unit in which the employee works and his or her individual performance and contributions, as reflected by his or her performance review.

2010 Equity Incentive Plan

We adopted the Chaparral Energy, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) in April 2010. The 2010 Plan reserves a total of 86,301 shares of our class A common stock for awards issued under the 2010 Plan. If any award is exercised, paid, forfeited, terminated or canceled without the delivery of shares, then the shares covered by such award will be available again for grant under the 2010 Plan. All of our or our affiliates’ employees, officers, directors, and consultants, as defined in the 2010 Plan, are eligible to participate in the 2010 Plan. Although the 2010 Plan was in effect throughout 2016, pursuant to our Reorganization Plan, on the Effective Date, the 2010 Plan was cancelled along with all outstanding vested and unvested shares.

Purpose and Administration

The 2010 Plan was intended to aid us in recruiting and retaining employees, officers, directors, and consultants capable of assuring our future success and was administered by our Compensation Committee.

Types of Awards

The 2010 Plan authorized the following types of awards:

•	Stock Options

•	Restricted Stock

•	Performance Awards

•	Bonus Shares

•	Phantom Shares

•	Cash Awards

•	Other Stock-Based Awards.

During the tenure of the 2010 Plan, the only form of awards granted were restricted stock as described below.

Terms of Time Vested Restricted Stock Awards

Time Vested restricted stock awards generally vest with respect to twenty percent (20%) of the shares subject to the award on each of the first, second, third, fourth and fifth anniversaries of the award date, subject to the NEO remaining employed by us as of those dates. The terms of these awards include provisions that accelerate vesting of shares upon the occurrence of certain events such as Termination by Company Without Cause or by NEO for Good Reason (these terms being defined in any employment agreement then in effect between the NEO and us). Accelerated vesting of shares also occurs upon certain capital transaction involving the sale of Company stock.

Performance Vested Restricted Stock Awards

Performance Vested restricted stock awards vest in the event of a Transaction (i) whereby CCMP Capital, LLC’s (“CCMP”) “net proceeds” from a Transaction yields certain target returns on investment, and (ii) the NEO remains employed by us as of the date of such Transaction. “Net proceeds” means the actual cash proceeds received by CCMP in a Transaction, but excludes the aggregate amount of out-of-pocket expenses incurred by CCMP in connection with such Transaction. The number of shares that would vest is a function of the return on investment targets and the proportion of CCMP shares sold in a Transaction. During the tenure of the 2010 Plan, the Company has modified the terms of these Performance Vested restricted stock awards to: (i) reclassify a portion of outstanding awards to awards that only have a time-vested service condition and (ii) lower the return on investment targets required for vesting.

Our Purchase Option

All Time Vested and Performance Vested restricted stock awards are subject to our right to purchase the shares that have vested under the terms of such awards, which purchase option lapses on the seventh anniversary of the grant date. If the NEO ceases his employment with us for any reason, we shall have the right to purchase the shares of restricted stock awarded to the NEO that have vested. If the NEO’s employment is terminated by us without cause, by the NEO for good reason, as a result of the NEO’s death or by the NEO without good reason, the purchase price for such shares shall be equal to the fair market value of such shares on the Separation Date (this term being defined in any employment agreement then in effect between the NEO and us). If the NEO’s employment is terminated by us for cause, the purchase price for such shares shall be $0.01 per share. In the event of the NEO’s material breach of the terms of any agreement with us that is in effect on or after the NEO’s Separation Date, other than a breach of noncompetition or nonsolicitation provisions, we may elect to purchase the shares for $0.01 per share.

Impact of Bankruptcy on Awards

The Company did not grant any awards of Time Vested or Performance Vested restricted stock during 2016. As a result of our bankruptcy petition, the value of outstanding vested and unvested shares from the 2010 Plan were determined to have a value of $0.00/share subsequent to the petition date. Furthermore, the Company determined that the vesting conditions under its Performance-Vested restricted stock were no longer probable of being satisfied. Pursuant to our Reorganization Plan, all existing equity, including shares granted under the 2010 Plan, were cancelled upon our emergence from bankruptcy.

Post-Emergence Management Incentive Plan

Our Reorganization Plan includes provisions for a post-emergence equity incentive plan providing for the issuance from time to time, as approved by the Board, of New Class A Shares to senior management of the Company representing, in the aggregate and on a fully-diluted basis, up to seven percent (or approximately 3,385,753 shares) of the equity interests issued or to be issued upon emergence from bankruptcy (the “2017 MIP”). Our Reorganization Plan did not include additional requirements for the 2017 MIP, and any vesting, adjustment provisions, options or similar features of the 2017 MIP will be determined by the Board.

Health and Welfare and Retirement Benefits

We offer a variety of health and welfare and retirement programs to all eligible employees. The executive officers are eligible for the same benefit programs on the same basis as the rest of our employees. The health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. Our health and welfare programs include medical under a preferred provider option or high deductible plan, as well as pharmacy, dental, and vision plans. It also includes life insurance, as well as supplemental life insurance policies. Employees may also contribute pre-tax funds into flexible spending plans and health savings accounts.

We offer employees the opportunity to make investments in our 401(k) Profit Sharing Plan, which is intended to supplement the employee’s personal savings and social security. All employees, including executive officers, are generally eligible for the 401(k) plan. Executive officers participate in the 401(k) plan on the same basis as other employees.

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

Employment Agreements

We have entered into employment agreements with each of our NEOs, under the terms of which each will serve in their respective officerial positions. The initial term of the employment agreements are three years, each with an automatic two-year renewal and automatic annual renewals thereafter. The employment agreements that were in effect during 2016 provided our NEOs the following compensation arrangements:

Name	Effective Date	Minimum Base Salary	Target Annual AIM Bonus (as a % of Base)	Equity Grant (Time Vested)(1)	Equity Grant (Performance Vested)(1)
Mark A. Fischer(2)	April 12, 2010	$620,298	100%	$1,814,366	$3,673,995
K. Earl Reynolds	January 1, 2014	500,400	90%	1,578,616	1,935,177
Joseph O. Evans	April 12, 2010	345,030	80%	725,883	1,469,598
James M. Miller	April 12, 2010	273,798	70%	700,324	3,287,099
David R. Winchester(3)	September 22, 2014	325,000	70%	1,683,655	816,322
Jeffery D. Dahlberg(4)	October 22, 2012	275,000	70%	646,979	1,904,066

(1)	The value shown is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. These grants are one-time awards specified in the respective employment agreements.
(2)	Mr. Fischer retired from the Company on January 5, 2017 pursuant to our Reorganization Plan.
(3)	As stated in the Form 8-K filed on January 22, 2016, Mr. Winchester left the Company effective January 19, 2016.
(4)	As stated in the Form 8-K filed on January 22, 2016, Mr. Dahlberg left the Company effective January 19, 2016.

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

Effective March 21, 2017 as part of our Reorganization Plan, we have entered into new employment agreements with Mr. Reynolds, Mr. Evans and Mr. Miller. The three primary differences between the new employment agreements and the prior agreements were: (i) the base salary reflected in the agreement was increased to the current salary, reflecting merit increases awarded since the prior employment agreement was executed; (ii) severance multiples for change in control events as well as termination without cause were reduced; and (iii) references to stock grants under the 2010 Plan were deleted and replaced with eligibility to participate in management incentive plans as determined by the Board. Because Mr. Reynolds was named Chief Executive Officer upon the retirement of Mr. Fischer, there were additional changes to his employment agreement, including an increase in his Target Annual AIM Bonus from 90% to 100% and the elimination of fringe benefits related to his private use of the Company’s airplane.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with management and, based on such review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K.

Douglas E. Brooks (Chair)
Matthew D. Cabell
Samuel Langford

Compensation Committee Interlocks and Insider Participation

In 2010, the Board established a compensation committee. All members of the Board were appointed to the Compensation Committee. Messrs. Charles A. Fischer, Mark A. Fischer, Behrens, Jaudes and Reynolds served on the Compensation Committee throughout the entire fiscal year 2016. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or Compensation Committee. No member of our Board is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

Summary Compensation Table

The following table below summarizes the total compensation paid to or earned by each of the NEOs for the fiscal years ended December 31, 2016, 2015, and 2014. We have also included the total compensation information for two individuals which were not employed by the Company on December 31, 2016, but would have been considered Named Executive Officers based on their total compensation during 2016 if they had been so employed.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock awards ($)(2)	All other compensation ($)(3)	Total ($)
K. Earl Reynolds Chief Executive Officer	2016	$530,424	$563,310	—	$40,725	$1,134,459
	2015	530,424	513,572	—	35,765	1,079,761
	2014	500,400	288,230	$2,449,171	39,211	3,277,012

Mark A. Fischer Former Chairman and former Chief Executive Officer	2016	$830,305	$—	—	$85,467	$915,772
	2015	830,305	896,729	—	59,485	1,786,519
	2014	783,307	501,316	$2,020,884	86,464	3,391,971

Joseph O. Evans Chief Financial Officer and Executive Vice President	2016	$448,914	$423,775	—	$40,332	$913,021
	2015	448,914	323,218	—	38,835	810,967
	2014	424,865	218,899	$808,486	40,429	1,492,679

James M. Miller Senior Vice President—Operations	2016	$391,540	$323,412	—	$46,059	$761,011
	2015	391,540	296,004	—	42,891	730,435
	2014	375,540	168,242	$808,486	37,092	1,389,360

Jeffery D. Dahlberg (4)(5) Former Senior Vice President— Exploration and Production Business Unit	2016	$22,882	$—	—	$802,451	$825,333
	2015	338,750	170,730	—	34,493	543,973
	2014	322,750	144,592	$808,486	37,840	1,313,668

David R. Winchester (4) Former Senior Vice President— Drilling	2016	$22,027	$—	—	$689,274	$711,301
	2015	332,000	—	—	28,690	360,690
	2014	87,500	39,200	$3,308,462	4,633	3,439,795

(1)	Bonuses were performance-based cash incentives under our AIM program. Bonuses attributable to a fiscal year are paid the following year.
(2)	The values shown are the aggregate grant date fair value for initial awards or the incremental fair value as of the modification date for modified awards, computed in accordance with FASB ASC Topic 718.
(3)	Perquisites and other compensation are limited in scope and in 2016 were primarily comprised of Company 401(k) matching; Company automobile and airplane usage; and employer-paid medical benefits including accidental death and dismemberment, dental, life, medical and long-term and short-term disability coverage. In 2016, Mr. Dahlberg and Mr. Winchester received severance benefits, as described in the subsequent section “Payments Made Upon Termination Without Cause or by the NEO for Good Reason Not Following a Change in Control”, which are included in “All other compensation.”
(4)	As stated in the Form 8-K filed on January 22, 2016, each of Messrs. Dahlberg and Winchester left the Company effective January 19, 2016 and was not serving as an NEO on December 31, 2016.
(5)	As Mr. Dahlberg elected to have his severance benefit paid out over 18 months, a portion of the severance was unpaid as of the Petition Date. The remaining unpaid severance was deemed to be a general unsecured claim and settled in accordance with the provisions of the Reorganization Plan.

Grants of Plan-Based Awards in 2016

No equity-based awards were granted in 2016 for any NEO.

Outstanding Equity Awards at Fiscal Year-End 2016

The following table shows outstanding restricted stock awards for each NEO as of December 31, 2016. Upon our emergence from Chapter 11 bankruptcy on March 21, 2017, all existing equity was cancelled, including all outstanding restricted stock awards for each NEO.

	Time Vested Awards		Performance Vested Awards
Name	Number of Shares of Stock That Have Not Vested (#)(1)	Market Value of Shares of Stock That Have Not Vested ($)(2)	Number of Shares of Stock That Have Not Vested (#)(3)	Market Value of Shares of Stock That Have Not Vested ($)(4)
K. Earl Reynolds	1,607	$—	4,774	$—
Mark A. Fischer	1,992	—	7,968	—
Joseph O. Evans	798	—	3,187	—
James M. Miller	798	—	3,187	—
David R. Winchester	—	—	—	—
Jeffery D. Dahlberg	—	—	—	—

(1)	Initial grants of the Time Vested restricted stock awards vest over a five-year period.
(2)	The table assumes an estimated fair value per share of $0.00 as of December 31, 2016 based on the relevant provisions of the Reorganization Plan.
(3)	Initial grants of Performance Vested restricted stock awards vest as one-time awards specified in the respective employment agreements.
(4)	The table assumes an estimated fair value per share of $0.00 as of December 31, 2016 based on the relevant provisions of the Reorganization Plan.

2016 Stock Vested

The following table shows restricted stock awards that vested during the year ended December 31, 2016 for each NEO that participated in the 2010 Plan. Upon our emergence from Chapter 11 bankruptcy on March 21, 2017, all existing equity was cancelled, including all restricted stock award that vested during the year ended December 31, 2016.

	Time Vested Restricted Stock Awards
Name	Number of Shares of Stock That Have Vested (#)	Value Realized on Vesting ($)
K. Earl Reynolds (1)	912	$17,054
Mark A. Fischer (2)	996	18,625
Joseph O. Evans (3)	398	7,443
James M. Miller (4)	398	7,443
Jeffery D. Dahlberg (5)	989	18,494
David R. Winchester (6)	912	17,054

(1)	In 2016, we withheld 235 vested shares to pay taxes of $4,395.
(2)	In 2016, we withheld 376 vested shares to pay taxes of $7,031.
(3)	In 2016, we withheld 98 vested shares to pay taxes of $1,833.
(4)	In 2016, we withheld 126 vested shares to pay taxes of $2,356.
(5)	In 2016, we withheld 348 vested shares to pay taxes of $6,508.
(6)	In 2016, we withheld 294 vested shares to pay taxes of $5,498.

Pension Benefits in 2016

No pension benefits were granted in 2016 for any NEO.

Nonqualified Deferred Compensation in 2016

No nonqualified deferred compensation was granted in 2016 for any NEO.

Potential Payments Upon Termination or Change in Control

Employment Agreements with our NEOs

Our employment agreements with our NEOs obligate us to pay certain separation benefits to them in the event of voluntary termination, termination without cause, termination for good reason and termination in the event of disability or death. As further discussed under “— Principal Executive Officer’s Retirement Agreement,” Mr. Fischer’s employment agreement is no longer in effect. Additionally, as reported on the Company’s Form 8-K filed on January 22, 2016, each of Messrs. Dahlberg and Winchester left the Company effective January 19, 2016, resulting in the termination of each of their respective employment agreements with the Company.

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

In Mr. Fischer’s case, the term “cause” also included:

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

Payments Made Upon Termination Without Cause or by the NEO for Good Reason Not Following a Change in Control

In the event an NEO’s employment is terminated without cause or by the NEO for good reason at any time that is not within two years after the occurrence of a change in control, we will be obligated:

•	to pay to the NEO an amount equal to the severance multiple, as specified in the NEO’s employment agreement, times the sum of (x) the NEO’s base salary in effect on the date of termination plus (y) the annual bonus granted to the NEO for the fiscal year immediately on or preceding the date of termination, payable in the form of a salary continuation for a period of months equal to the product of 12 times the severance multiple;

•	subject to certain limitations, to maintain for a period of 18 months following the date of termination, participation by the NEO (and his spouse and/or eligible dependents, as applicable) in our medical, hospitalization, and dental programs maintained for the benefit of our executive officers as in effect on the date of termination, at such level and terms and conditions (including, without limitation, contributions required by the NEO for such benefits) as in effect on the date of termination (the “Termination Welfare Benefits”);

•	to pay to the NEO any earned but unpaid base salary, annual bonus from prior years, and vacation pay in the form of a lump sum payment; and

•	to pay to the NEO any unreimbursed reasonable business expenses incurred by the NEO on our behalf in the form of a lump sum payment.

The following table quantifies amounts that would have been paid pursuant to the employment agreements for each of our NEOs assuming a termination took place on December 31, 2016, assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2016 and assuming such termination was a termination without cause or by the NEO for good reason not following a change in control.

Name	Base Salary	Annual Bonus	Severance Multiple	Benefits	Total
K. Earl Reynolds	$530,424	$563,310	2.0	$40,725	$2,248,555
Mark A. Fischer	830,305	—	2.5	85,467	2,203,963
Joseph O. Evans	448,914	423,775	2.0	40,332	1,805,876
James M. Miller	391,540	323,412	1.5	46,059	1,141,517
Jeffery D. Dahlberg(1)	338,750	—	1.5	—	508,125
David R. Winchester (2)	332,000	—	1.5	—	498,000

(1)	As stated in the Form 8-K filed on January 22, 2016, Mr. Dahlberg left the Company effective January 19, 2016 and was not serving as an NEO on December 31, 2016. The disclosure in this paragraph for Mr. Dahlberg includes calculations related to his departure effective January 19, 2016. See “—Summary Compensation Table” for information regarding actual total compensation paid to Mr. Dahlberg in 2016.
(2)	As stated in the Form 8-K filed on January 22, 2016, Mr. Winchester left the Company effective January 19, 2016 and was not serving as an NEO on December 31, 2016. The disclosure in this paragraph for Mr. Winchester includes calculations related to his departure effective January 19, 2016. See “—Summary Compensation Table” for information regarding actual total compensation paid to Mr. Dahlberg in 2016.

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

The following table quantifies amounts that would have been paid pursuant to the employment agreements for each of our NEOs assuming a termination took place on December 31, 2016, assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2016 and assuming such termination was a termination without cause or by the NEO for good reason following a CiC. Messrs. Dahlberg and Winchester have not been included in the table below because they were no longer serving as NEOs of the Company at the end of the last completed fiscal year.

Name	Base Salary	Annual Bonus	Severance Multiple	Benefits	Total
K. Earl Reynolds	$530,424	$563,310	2.5	$40,725	$2,795,422
Mark A. Fischer	830,305	—	3.0	85,467	2,619,116
Joseph O. Evans	448,914	423,775	2.5	40,332	2,242,220
James M. Miller	391,540	323,412	2.0	46,059	1,498,993

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

No amounts would have been paid pursuant to the employment agreements for each of our NEOs assuming a termination for cause or by the NEO without good reason took place on December 31, 2016, and assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2016.

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

No amounts would have been paid pursuant to the employment agreements for each of our NEOs assuming an event of death or disability took place on December 31, 2016, and assuming all accrued compensation or reimbursable expenses had been paid on December 31, 2016.

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

Other Payments Made Upon Termination, Retirement, Death or Disability

Certain accelerated vesting provisions under the 2010 Plan would have applied to each NEO’s restricted stock awards if the NEO’s employment was terminated without cause or by the NEO for good reason. However, as of December 31, 2016, the Company’s equity shares were valued at $0.00 and thus the monetary obligation under the accelerated vesting provisions would have been nil.

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

Principal Executive Officer’s Retirement Agreement

On January 5, 2017, the Bankruptcy Court entered an order approving a retirement agreement and general release with Mr. Mark A. Fischer (the “Retirement Agreement”) in connection with his retirement as an employee of the Company and resignation from the Board. Upon Mr. Fischer’s retirement, K. Earl Reynolds, the Company’s former President and Chief Operating Officer, was appointed President and Chief Executive Officer. Subject to the Retirement Agreement, on March 23, 2017, the Company remitted a cash payment approximately $3.15 million to Mr. Fischer, in addition to accrued and unpaid benefits or obligations previously paid under the Retirement Agreement. On April 4, 2018, the Company issued warrants to Mr. Fischer allowing a cashless exercise to purchase up to 140,023 of the Class A Shares of the reorganized Company on a fully diluted basis. The fair value of the warrants was estimated to be $0.1 million. In addition, the Company transferred title to certain personal property, including the Company’s airplane valued at approximately $1.0 million, an automobile and certain office furniture to Mr. Fischer.

For a period of twenty-four (24) months after his retirement, Mr. Fischer will be subject to non-solicitation restrictions and non-competition restrictions as set forth in the Retirement Agreement. Mr. Fischer will also be subject to confidentiality restrictions as set forth in the Retirement Agreement. The Retirement Agreement also contains other customary provisions, some incorporated by reference into Mr. Fischer’s employment agreement.

Director Compensation

Members of our Board did not receive compensation for their services as members of the Board in 2016. We did, however, reimburse our directors for all reasonable out-of-pocket costs and expenses incurred by them in connection with their service as a director.

Following our emergence from bankruptcy, the Board adopted a new cash compensation plan for non-employee directors:

•	an annual cash retainer of $100,000 to any non-employee Chairman of the Board, payable quarterly in arrears and pro-rated for any periods of partial service;

•	an annual cash retainer of $65,000 to each non-employee director (other than the Chairman of the Board), payable quarterly in arrears and pro-rated for any periods of partial service; and

•	an additional annual cash retainer of $20,000, $15,000 and $12,500 for the Chairman of the Audit, Compensation, and Governance Committees, respectively, payable quarterly in arrears and pro-rated for any periods of partial service.

We will continue to reimburse all of our directors for all reasonable out-of-pocket costs and expenses incurred by them in connection with their service as a director.

The Board has approved an equity component of compensation for non-employee directors; however, such additional compensation has not yet been issued as valuation and other specific features of the stock awards have not yet been finalized. It is expected that all non-employee directors will receive a one-time grant of $501,000 in restricted stock, with such awards representing three times an annual equity retainer of $167,000 and vesting in 1/3 increments on the first, second and third anniversary of the award date.

Compensation Policies and Risk Management

While our Board strives to create incentives that encourage a level of risk-taking behavior consistent with our business strategy, our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on our operations or financial condition.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information, as of March 21, 2017, the amount and percentage of our outstanding shares of common stock beneficially owned by (i) each person known by us to own beneficially more than 5% of our outstanding common stock, (ii) each director, (iii) each of the NEOs, and (iv) all of our directors and executive officers as a group.

	Beneficial ownership			% of Total
Name	Number	Class	% of Class	Outstanding(1)
Silver Point Capital, L.P. (2)	3,937,922	A	10.63%
Two Greenwich Plaza, First Floor Greenwich, CT 06830	827,190	B	10.53%	10.61%
Contrarian Capital Management, LLC (3)	2,733,278	A	7.38%
411 West Putnam Avenue, Suite 425 Greenwich, Connecticut 06830	574,794	B	7.32%	7.37%
Lord, Abbett & Co. LLC (4)	2,531,857	A	6.83%
90 Hudson Street Jersey City, New Jersey 07302	532,436	B	6.78%	6.82%
JP Morgan Securities LLC	2,026,618	A	5.47%
4 Metrotech Center Brooklyn, New York 11245	434,064	B	5.52%	5.48%
PPM America, Inc. (5)	2,029,813	A	5.48%
225 W Wacker Drive, Suite 1200 Chicago, IL 60606	426,698	B	5.43%	5.47%
All executive officers and directors as a group (9 persons)(6)	0	—	—	0.0%

(1)	Based on 44,904,514 shares of our common stock (37,048,110 shares of Class A and 7,856,404 shares of Class B) issued and outstanding on March 21, 2017.
(2)	Silver Point serves as investment manager to the following holders of shares of the Company’s common stock: Silver Point Capital Fund, L.P. and Silver Point Capital Offshore Master Fund, L.P.
(3)	Contrarian Capital Management, L.L.C. serves as Investment Manager to each of the following holders of shares of the Company’s common stock: Contrarian Capital Fund I, L.P., CCM Pension-A, L.L.C., CCM Pension-B, L.L.C., Contrarian Dome DU Gouter Master Fund, LP, Contrarian Centre Street Partnership, L.P., Contrarian Opportunity Fund, L.P., Contrarian Capital Senior Secured, L.P., Contrarian Capital Trade Claims, L.P., and Contrarian Advantage-B, LP.
(4)	Lord, Abbett & Co, LLC serves as investment advisor to multiple accounts holdings shares of the Company’s common stock.
(5)	PPM America, Inc. serves as attorney in fact for the following holders of shares of the Company’s common stock: Jackson National Life Insurance Company, Jackson National Life Insurance Company of New York, Eastspring Investments (Singapore) Limited on behalf of Eastspring Investments US Strategic Bond Fund, Eastspring Investments (Singapore) Limited on behalf of Eastspring Investments US High Yield Bond Fund, Jackson Variable Series Trust on behalf of JNL/PPM American Long Short Credit Fund, JNL Strategic Income Fund, LLC, Jackson Variable Series Trust on behalf of JNL/PPM America High Yield Bond Fund and The Prudential Assurance Company on behalf of sub accounts with Profits Life Fund US – Ordinary Business Account, Scottish Amicable Capital Support Fund and Scottish Amicable Insurance Fund.
(6)	Upon our emergence from Chapter 11 bankruptcy on March 21, 2017, all existing equity was cancelled and we issued new common stock to the previous holders of our senior notes and certain general unsecured creditors whose claims were impaired as a result of our bankruptcy, as well as to certain other parties as set forth in the Reorganization Plan. As a result, our directors and executive officers are not currently beneficial owners of any shares of our outstanding common stock. The address of directors and officers is in care of Chaparral Energy, Inc., 701 Cedar Lake Boulevard, Oklahoma City, Oklahoma 73114.

Securities Authorized for Issuance under Our 2010 Plan

The following table provides information for all equity compensation plans as of December 31, 2016, under which our equity securities were authorized for issuance. As discussed previously, the 2010 Plan was cancelled upon our emergence from bankruptcy.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	47,693	(1)

Total	—	—	47,693

(1)	This number reflects shares that were available for issuance under our 2010 Plan as of December 31, 2016. In addition, shares related to grants that were terminated, canceled, expired unexercised, or settled in such manner that all or some of the shares were not issued to a participant or were surrendered unvested immediately became available for issuance.

Securities Presently Authorized for Issuance under Our 2017 MIP

The following table provides information for all equity compensation plans as of April 30, 2017, under which our equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	3,385,753	(1)

Total	—	—	3,385,753

(1)	This number reflects shares available for issuance under our 2017 MIP. Our Reorganization Plan did not include additional requirements for the 2017 MIP, and any vesting, adjustment provisions, options, or similar features of the 2017 MIP will be determined by the Board. In addition, shares related to future grants that are terminated, canceled, expire unexercised, or settled in such manner that all or some of the shares are not issued to a participant or are surrendered unvested shall immediately become available for future issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Stockholders Agreement

On April 12, 2010, CCMP Capital Investors II (AV-2), L.P., CCMP Energy I LTD., and CCMP Capital Investors (Cayman) II, L.P. the Company, CHK Energy Holdings, Altoma Energy GP, and Fischer Investments, L.L.C. entered into a Stockholders Agreement. The Stockholders Agreement provided for certain general rights and restrictions, including board observer rights, informational rights, general restrictions on transfer of common stock, tag-along rights, preemptive rights, registration rights following a Qualified IPO (as defined in the Stockholders Agreement) and, subject to certain limited exceptions, prohibitions on the sale or acquisition of our common stock that would result in a change of control, as such term was defined under our indentures for our senior notes. In connection with the January 13, 2014 sale of our stock owned by CHK Energy Holdings to Healthcare of Ontario Pension Plan Trust Fund, the Stockholders Agreement was amended and restated to provide certain stockholder-specific rights and restrictions. Pursuant to our Reorganization Plan, upon our emergence from Chapter 11 bankruptcy on March 21, 2017, the Amended and Restated Stockholders Agreement was cancelled.

Reorganization Stockholders Agreement

On the Effective Date pursuant to the Reorganization Plan, the Company entered into a new Stockholders Agreement (the “Reorganization Stockholders Agreement”) with the holders of its common stock named therein to provide for certain general rights and restrictions for holders of common stock. The Reorganization Stockholders Agreement provides for certain general rights and restrictions, including general restrictions, including:

•	restrictions on the authority of the Board to take certain actions, including but not limited to entering into (i) a merger, consolidation, or sale of all or substantially all of the Company’s assets; (ii) an acquisition outside the ordinary course of business or exceeding $125,000,000; (iii) an amendment, waiver or modification of the charter documents of the Company; (iv) an incurrence of new indebtedness that would result in the aggregate indebtedness of the Company exceeding $650,000,000; and (v) with certain exceptions, an initial public offering on or prior to December 15, 2018, in each case without the approval of holders of at least two-thirds of the Company’s outstanding common stock;

•	restrictions on the authority of the Board to enter into or terminate affiliate transactions without the approval of a majority of disinterested members of the Board;

•	pre-emptive rights granted to holders of at least 0.5% of the Company’s outstanding common stock, allowing those holders to purchase their pro rata share of any issuances or distributions of new securities by the Company;

•	information rights and inspection rights;

•	registration rights as described in the Registration Rights Agreement below; and

•	drag along and tag along rights.

The rights and preferences of each stockholder under the Reorganization Stockholders Agreement will generally terminate on the earliest of (i) the termination of the agreement by the unanimous written consent of all stockholders of the Company; (ii) the dissolution, liquidation or winding up of the Company; or (iii) the listing of the Company’s common stock on a U.S. national securities exchange registered with the SEC.

Registration Rights Agreement

On the Effective Date pursuant to the Reorganization Plan, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the holders of its common stock named therein to provide for resale registration rights for the holders’ Registrable Securities (as defined in the Registration Rights Agreement).

Pursuant to the Registration Rights Agreement, the holders have customary underwritten offering and piggyback registration rights, subject to the limitations set forth therein. Under their underwritten offering registration rights, one or more holders holding, collectively, at least 20% of the aggregate number of Registrable Securities have the right to demand that the Company file a registration statement with the SEC, and further have the right to demand that the Company effectuate the distribution of any or all of such holder’s Registrable Securities by means of an underwritten offering pursuant to an effective registration statement, subject to certain limitations described in the Registration Rights Agreement. The holders’ piggyback registration rights provide that, if at any time the Company proposes to undertake a registered offering of Common Stock, whether or not for its own account, the Company must give at least 20 business days’ notice to all holders of Registrable Securities to allow them to include a specified number of their shares in the offering.

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

Indemnification Agreements

We have indemnification agreements with Mark A. Fischer, K. Earl Reynolds, Joseph O. Evans, James M. Miller, Charles A. Fischer, Jr., Christopher Behrens and Will Jaudes. In addition, subsequent to the Effective Date, we entered into indemnification agreements with each of Messrs. Heineman, Brooks, Cabell, Langford, Moore and Shellum. These indemnification agreements are intended to permit indemnification to the fullest extent now or hereafter permitted by the General Corporation Law of Delaware. It is possible that the applicable law could change the degree to which indemnification is expressly permitted.

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

We are not obligated to indemnify the indemnitee with respect to claims brought by the indemnitee against:

•	us, except for:

•	claims regarding the indemnitee’s rights under the indemnification agreement;

•	claims to enforce a right to indemnification under any statute or law; and

•	counter-claims against us in a proceeding brought by us against the indemnitee; or

•	any other person, except for claims approved by our Board.

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

Review, Approval or Ratification of Transactions with Related Persons

Our Board is responsible for approving all related party transactions between us and any officer or director that would potentially require disclosure. The Board expects that any transactions in which related persons have a direct or indirect interest will be presented to the Board for review and approval but we have no written policy in place at this time.

Director Independence

As discussed above under the heading “Director Independence”, our Board uses the independence standards under the NYSE, and the Board has determined that Messrs. Shellum, Moore, Langford, Brooks, Cabell and Heinemann are independent under these NYSE rules for purposes of service on the Board.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditor and Fees

Grant Thornton LLP, our independent registered public accounting firm, audited our consolidated financial statements for fiscal year 2016. Grant Thornton LLP has billed us and our subsidiaries fees as set forth in the table below for (i) the audits of our 2016 and 2015 annual financial statements, reviews of quarterly financial statements, and other documents filed with the SEC and (ii) assurance and other services reasonably related to the audit or review of our financial statements.

	Audit Fees	Audit- Related Fees
Fiscal year 2016 (1)	$552,460	$—
Fiscal year 2015 (1)	$445,896	$33,770

(1)	There were no fees billed in 2016 or 2015 that would constitute “Tax Fees” or “All Other Fees.”

Pre-Approval Policies and Procedures

We currently have three board committees: audit, compensation and corporate governance. Our Board has adopted policies regarding the pre-approval of auditor services. Specifically, the Board approves all services provided by the independent public accountants at its March meeting. All additional services must be pre-approved on a case-by-case basis. Our Board reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled board meetings. All of the services provided by Grant Thornton LLP during fiscal year 2016 were approved by the Board.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

(1)	Financial Statements.

See Index to Financial Statements appearing on page 68 of the Original Report.

(2)	Financial Statement Schedules.

None.

(3)	Exhibits.

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

Date: May 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert F. Heinemann	Chairman of the Board	May 1, 2017
Robert F. Heinemann

/s/ K. Earl Reynolds	Chief Executive Officer and Director	May 1, 2017
K. Earl Reynolds	(Principal Executive Officer)

/s/ Douglas E. Brooks	Director	May 1, 2017
Douglas E. Brooks

/s/ Matthew D. Cabell	Director	May 1, 2017
Matthew D. Cabell

/s/ Samuel Langford	Director	May 1, 2017
Samuel Langford

/s/ Kenneth W. Moore	Director	May 1, 2017
Kenneth W. Moore

/s/ Gysle Shellum	Director	May 1, 2017
Gysle Shellum

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.