Form 10-Q
period 2017-03-31
Chaparral Energy, Inc.
filed 2017-05-15
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☒

Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                  Yes  ☒    No  ☐

Number of shares outstanding of each of the issuer’s classes of common stock as of May 15, 2017:

Class	Number of Shares
Class A Common Stock, $0.01 par value	37,110,630
Class B Common Stock, $0.01 par value	7,871,512

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

These forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In addition to the risk factors described in Item 1A of this report and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, the factors include:

•	the ability to operate our business following emergence from bankruptcy;
•	worldwide supply of and demand for oil and natural gas;
•	volatility and declines in oil and natural gas prices;
•	drilling plans (including scheduled and budgeted wells);
•	our new capital structure and the adoption of fresh start accounting, including the risk that assumptions and factors used in estimating enterprise value vary significantly from current values;
•	the number, timing or results of any wells;
•	changes in wells operated and in reserve estimates;
•	supply of CO2 ;
•	future growth and expansion;
•	future exploration;
•	integration of existing and new technologies into operations;

•	future capital expenditures (or funding thereof) and working capital;
•	borrowings and capital resources and liquidity;
•	changes in strategy and business discipline, including our post-emergence business strategy;
•	future tax matters;
•	any loss of key personnel;
•	geopolitical events affecting oil and natural gas prices;
•	outcome, effects or timing of legal proceedings;
•	the effect of litigation and contingencies;
•	the ability to generate additional prospects; and
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

Prior Credit Facility

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets

	Successor	Predecessor
	March 31,	December 31,
(dollars in thousands, except share data)	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,494	$186,480
Accounts receivable, net	50,418	46,226
Inventories, net	6,847	7,351
Prepaid expenses	4,319	3,886
Derivative instruments	10,001	—
Total current assets	104,079	243,943
Property and equipment, net	56,136	41,347
Oil and natural gas properties, using the full cost method:
Proved	608,789	4,323,964
Unevaluated (excluded from the amortization base)	586,672	20,353
Accumulated depreciation, depletion, amortization and impairment	(3,034)	(3,789,133)
Total oil and natural gas properties	1,192,427	555,184
Derivative instruments	9,544	—
Other assets	5,988	5,513
Total assets	$1,368,174	$845,987

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets—continued

	Successor	Predecessor
	March 31,	December 31,
(dollars in thousands, except share data)	2017	2016
	(unaudited)
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$60,262	$42,442
Accrued payroll and benefits payable	7,358	3,459
Accrued interest payable	—	732
Revenue distribution payable	12,535	9,426
Long-term debt and capital leases, classified as current	4,588	469,112
Derivative instruments	—	7,525
Total current liabilities	84,743	532,696
Long-term debt and capital leases, less current maturities	288,991	—
Derivative instruments	—	5,844
Deferred compensation	529	—
Asset retirement obligations	64,531	65,456
Liabilities subject to compromise	—	1,284,144
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Predecessor preferred stock, 600,000 shares authorized, none issued and outstanding as of December 31, 2016	—	—
Predecessor Class A Common stock, $0.01 par value, 10,000,000 shares authorized and 333,686 shares issued and outstanding as of December 31, 2016	—	4
Predecessor Class B Common stock, $0.01 par value, 10,000,000 shares authorized and 344,859 shares issued and outstanding as of December 31, 2016	—	3
Predecessor Class C Common stock, $0.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding as of December 31, 2016	—	2
Predecessor Class E Common stock, $0.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding as of December 31, 2016	—	5
Predecessor Class F Common stock, $0.01 par value, 1 share authorized, issued, and outstanding as of December 31, 2016	—	—
Predecessor Class G Common stock, $0.01 par value, 3 shares authorized and 2 shares issued and outstanding as of December 31, 2016	—	—
Predecessor additional paid in capital	—	425,231
Successor preferred stock, 5,000,000 shares authorized, none issued and outstanding	—	—
Successor Class A Common stock, $0.01 par value, 180,000,000 shares authorized and 37,110,630 shares issued and outstanding as of March 31, 2017	371	—
Successor Class B Common stock, $0.01 par value, 20,000,000 shares authorized and 7,871,512 shares issued and outstanding as of March 31, 2017	79	—
Successor additional paid in capital	948,613	—
Accumulated deficit	(19,683)	(1,467,398)
Total stockholders' equity (deficit)	929,380	(1,042,153)
Total liabilities and stockholders' equity (deficit)	$1,368,174	$845,987

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of operations

(Unaudited)

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Three months
	through	through	ended
(in thousands)	March 31, 2017	March 21, 2017	March 31, 2016
Revenues - commodity sales	$7,808	$66,531	$48,239
Costs and expenses:
Lease operating	4,259	19,941	23,415
Transportation and processing	361	2,034	1,879
Production taxes	316	2,417	1,756
Depreciation, depletion and amortization	3,414	24,915	31,808
Loss on impairment of oil and gas assets	—	—	77,896
General and administrative	5,744	6,843	6,489
Liability management	—	—	5,589
Cost reduction initiatives	6	629	3,125
Total costs and expenses	14,100	56,779	151,957
Operating (loss) income	(6,292)	9,752	(103,718)
Non-operating (expense) income:
Interest expense	(650)	(5,862)	(29,654)
Derivative (losses) gains	(12,115)	48,006	11,932
Write-off of Senior Note issuance costs, discount and premium	—	—	(16,970)
Other (expense) income, net	(5)	1,373	136
Net non-operating (expense) income	(12,770)	43,517	(34,556)
Reorganization items, net	(620)	988,727	—
(Loss) income before income taxes	(19,682)	1,041,996	(138,274)
Income tax expense	1	37	132
Net (loss) income	$(19,683)	$1,041,959	$(138,406)

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of stockholders’ equity (deficit)

				Retained
			Additional	earnings
	Common stock		paid in	(accumulated
(dollars in thousands)	Shares	Amount	capital	deficit)	Total
Balance at December 31, 2016 - Predecessor	1,392,706	$14	$425,231	$(1,467,398)	$(1,042,153)
Restricted stock forfeited	(1,454)	—	—	—	—
Restricted stock cancelled	(8,964)	—	—	—	—
Stock-based compensation	—	—	194	—	194
Net income	—	—	—	1,041,959	1,041,959
Balance at March 21, 2017 - Predecessor	1,382,288	14	425,425	(425,439)	—
Cancellation of Predecessor equity	(1,382,288)	(14)	(425,425)	425,439	—
Balance at March 21, 2017 - Predecessor	—	—	—	—	—

Issuance of Successor common stock - rights offering	4,197,210	42	49,985	—	50,027
Issuance of Successor common stock - backstop premium	367,030	4	—	—	4
Issuance of Successor common stock - settlement of claims	40,417,902	404	898,510	—	898,914
Issuance of Successor warrants	—	—	118	—	118
Balance at March 21, 2017 - Successor	44,982,142	450	948,613	—	949,063
Net loss	—	—	—	(19,683)	(19,683)
Balance at March 31, 2017 - Successor	44,982,142	$450	$948,613	$(19,683)	$929,380

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows

(Unaudited)

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Three months
	through	through	ended
(in thousands)	March 31, 2017	March 21, 2017	March 31, 2016
Cash flows from operating activities
Net (loss) income	$(19,683)	$1,041,959	$(138,406)
Adjustments to reconcile net loss to net cash provided by operating activities
Non-cash reorganization items	—	(1,012,090)	—
Depreciation, depletion and amortization	3,414	24,915	31,808
Loss on impairment of assets	—	—	77,896
Write-off of Senior Note issuance costs, discount and premium	—	—	16,970
Derivative losses (gains)	12,115	(48,006)	(11,932)
Gain on sale of assets	—	(206)	(68)
Other	1,012	645	1,554
Change in assets and liabilities
Accounts receivable	(3,577)	198	6,262
Inventories	38	466	1,285
Prepaid expenses and other assets	180	(497)	159
Accounts payable and accrued liabilities	(3,423)	8,733	7,939
Revenue distribution payable	1,510	(1,875)	(2,763)
Deferred compensation	13	143	(955)
Net cash (used in) provided by operating activities	(8,401)	14,385	(10,251)
Cash flows from investing activities
Expenditures for property, plant, and equipment and oil and natural gas properties	(5,832)	(31,179)	(47,087)
Proceeds from asset dispositions	—	1,884	471
Proceeds from derivative instruments	1,692	1,285	47,486
Net cash (used in) provided by investing activities	(4,140)	(28,010)	870
Cash flows from financing activities
Proceeds from long-term debt	—	270,000	181,000
Repayment of long-term debt	(19)	(444,785)	(597)
Proceeds from rights offering, net	—	50,031	—
Principal payments under capital lease obligations	(69)	(568)	(614)
Payment of other financing fees	—	(2,410)	—
Net cash (used in) provided by financing activities	(88)	(127,732)	179,789
Net (decrease) increase in cash and cash equivalents	(12,629)	(141,357)	170,408
Cash and cash equivalents at beginning of period	45,123	186,480	17,065
Cash and cash equivalents at end of period	$32,494	$45,123	$187,473

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited)

(dollars in thousands, unless otherwise noted)

Note 1: Nature of operations and summary of significant accounting policies

Nature of operations

Chaparral Energy, Inc. and its subsidiaries, (collectively, “we”, “our”, “us”, or the “Company”) are involved in the acquisition, exploration, development, production and operation of oil and natural gas properties. Our properties are located primarily in Oklahoma and Texas. To facilitate our financial statement presentations, we refer to the post-emergence reorganized company in these consolidated financial statements and footnotes as the “Successor” for periods subsequent to March 21, 2017, and to the pre-emergence company as “Predecessor” for periods prior to March 21, 2017. As discussed in “Note 2—Chapter 11 Reorganization,” we filed voluntary petitions for bankruptcy relief and subsequently operated as debtor in possession, in accordance with the applicable provisions of the Bankruptcy Code, until our emergence from bankruptcy on March 21, 2017. The cancellation of all existing shares outstanding followed by the issuance of new shares in the reorganized Company upon our emergence from bankruptcy caused a related change of control under US GAAP. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Reorganization Plan, the Company’s consolidated financial statements on or after March 21, 2017, are not comparable with the consolidated financial statements prior to that date.

Interim financial statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC and do not include all of the financial information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.

The financial information as of March 31, 2017, and for the periods of March 22, 2017, through March 31, 2017 (Successor), and January 1, 2017, through March 21, 2017 (Predecessor), and the three months ended March 31, 2016, is unaudited. The financial information as of December 31, 2016, has been derived from the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016. In management’s opinion, such information contains all adjustments considered necessary for a fair presentation of the results of the interim periods. The results of operations for the periods of March 22, 2017, through March 31, 2017 (Successor), and January 1, 2017, through March 21, 2017 (Predecessor), are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2017.

Cash and cash equivalents

We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of March 31, 2017, cash with a recorded balance totaling approximately $27,600 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.

As of March 31, 2017 we had restricted cash of $14,200 which is included in “Cash and cash equivalents” in our consolidated balance sheets. The restricted funds were maintained primarily to pay debtor related professional fees associated with our reorganization as well as certain convenience class unsecured claims upon our emergence from bankruptcy. As of December 31, 2016, we had restricted cash of $1,400 which was required to be maintained during the pendency of our bankruptcy.

Accounts receivable

We have receivables from joint interest owners and oil and natural gas purchasers which are generally uncollateralized. Accounts receivable consisted of the following at March 31, 2017, and December 31, 2016:

	Successor	Predecessor
	March 31,	December 31,
	2017	2016
Joint interests	$13,304	$13,818
Accrued commodity sales	32,460	31,304
Derivative settlements	3,231	—
Other	2,016	1,657
Allowance for doubtful accounts	(593)	(553)
	$50,418	$46,226

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Inventories

Inventories consisted of the following at March 31, 2017, and December 31, 2016:

	Successor	Predecessor
	March 31,	December 31,
	2017	2016
Equipment inventory	$5,326	$8,165
Commodities	1,521	1,418
Inventory valuation allowance	—	(2,232)
	$6,847	$7,351

Oil and natural gas properties

Costs associated with unevaluated oil and natural gas properties are excluded from the amortizable base until a determination has been made as to the existence of proved reserves. Unevaluated leasehold costs are transferred to the amortization base with the costs of drilling the related well upon proving up reserves of a successful well or upon determination of a dry or uneconomic well, under a process that is conducted each quarter. Furthermore, unevaluated oil and natural gas properties are reviewed for impairment if events and circumstances exist that indicate a possible decline in the recoverability of the carrying amount of such property. The impairment assessment is conducted at least once annually and whenever there are indicators that an impairment has occurred. In assessing whether an impairment has occurred, we consider factors such as intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; assignment of proved reserves; and economic viability of development if proved reserves are assigned. Upon determination of an impairment, all or a portion of the associated leasehold costs are transferred to the full cost pool and become subject to amortization. The processes above are applied to unevaluated oil and natural gas properties on an individual basis or as a group if properties are individually insignificant.

In the past, the costs associated with unevaluated properties typically relate to acquisition costs of unproved acreage. However, as a result of fresh start accounting, substantially all of the carrying value of our unevaluated properties are the result of a fair value increase to reflect the value of our acreage in our STACK play (see “Note 3—Fresh start accounting”).

The costs of unevaluated oil and natural gas properties consisted of the following at March 31, 2017, and December 31, 2016:

	Successor	Predecessor
	March 31,	December 31,
	2017	2016
Leasehold acquisitions	$579,151	$15,455
Capitalized interest	54	1,894
Wells and facilities in progress of completion	7,467	3,004
Total unevaluated oil and natural gas properties excluded from amortization	$586,672	$20,353

Ceiling Test. In accordance with the full cost method of accounting, the net capitalized costs of oil and natural gas properties are not to exceed their related PV-10 value, net of tax considerations, plus the cost of unproved properties not being amortized.

Our estimates of oil and natural gas reserves as of March 31, 2017, were prepared using an average price for oil and natural gas on the first day of each month for the prior twelve months as required by the SEC. As discussed in “Note 3—Fresh start accounting,” our application of fresh start accounting to our balance sheet on March 21, 2017,  resulted in the carrying value of our oil and natural gas properties being restated based on their fair value. The estimated fresh start fair value along with adjustments for activity between March 21, 2017, and the end of the first quarter of 2017 as well as the increase in SEC average prices resulted in a carrying value that was below the full cost ceiling at quarter-end and thus a ceiling test write-down was not required.

Income taxes

We recorded income tax expense during the Successor and Predecessor periods in 2017 to reflect our obligation for current Texas margin tax on gross revenues less certain deductions. We did not record any net deferred tax benefit in the Successor or Predecessor periods in 2017 as any deferred tax asset arising from the benefit is reduced by a valuation allowance.

A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which such taxable income is generated, to determine whether a

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of our industry.

As of the bankruptcy emergence date of March 21, 2017, we are in a net deferred tax asset position and based on our anticipated operating results in subsequent quarters, we project being in a net deferred tax asset position at December 31, 2017. We believe it is more likely than not that these deferred tax assets will not be realized, and accordingly, recorded a full valuation allowance against our net deferred tax assets as of March 21, 2017, and as of March 31, 2017.

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

The benefit of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the consolidated financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. Interest and penalties, if any, related to uncertain tax positions would be recorded in interest expense and other expense, respectively. There were no uncertain tax positions at March 31, 2017, and December 31, 2016.

As described in “Note 2—Chapter 11 Reorganization,” elements of the Reorganization Plan provided that our indebtedness related to Senior Notes and certain general unsecured claims were exchanged Successor common stock in settlement of those claims. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a Chapter 11 bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is determined based on the fair market value of the consideration received by the creditors in settlement of outstanding indebtedness. As a result of the market value of equity upon emergence from Chapter 11 bankruptcy proceedings, the estimated amount of CODI is approximately $61,000, which will reduce the value of the Company’s net operating losses. The actual reduction in tax attributes does not occur until the first day of the Company’s tax year subsequent to the date of emergence, or January 1, 2018. The reduction of net operating losses is expected to be fully offset by a corresponding decrease in valuation allowance.

The IRC provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future taxable income in the event of a change in ownership. Emergence from Chapter 11 bankruptcy proceedings resulted in a change in ownership for purposes of the IRC Section 382. We analyzed alternatives available within the IRC to taxpayers in Chapter 11 bankruptcy proceedings in order to minimize the impact of the ownership change and cancellation of indebtedness income on its tax attributes. Upon filing its 2017 U.S. Federal income tax return, we plan to elect an available alternative which would likely result in the Company experiencing a limitation that subjects existing tax attributes at emergence to an IRC Section 382 limitation that could result in some or all of the remaining net operating loss carryforwards expiring unused. However, we will continue to evaluate the remaining available alternatives which would not subject existing tax attributes to an IRC Section 382 limitation.

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

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Three months
	through	through	ended
	March 31, 2017	March 21, 2017	March 31, 2016
One-time severance and termination benefits	$1	$608	$3,036
Professional fees	5	21	89
Total cost reduction initiatives expense	$6	$629	$3,125

Recently adopted accounting pronouncements

In March 2016, the FASB issued authoritative guidance with the objective to simplify several aspects of the accounting for share-based payments, including accounting for income taxes when awards vest or are settled, statutory withholdings and accounting for forfeitures. Classification of these aspects on the statement of cash flows is also addressed. We have adopted this guidance, which was effective for fiscal periods beginning after December 15, 2016, and interim periods thereafter, in the current quarter, with no material impact to our financial statements of results of operation. We did not have any previously unrecognized excess tax benefits that required an adjustment to the opening balance of retained earnings under the modified retrospective transition method required by the guidance.

In March 2016, the FASB issued authoritative guidance that clarifies that the assessment of whether an embedded contingent put or call option in a financial instrument is clearly and closely related to the debt host requires only an analysis of the four-step decision sequence described in ASC 815. We adopted this guidance, which was effective for fiscal periods beginning after December 15, 2016, and interim periods thereafter, in the current quarter, with no material impact to our financial statements or results of operations.

In August 2014, the FASB issued authoritative guidance that required entities to evaluate whether there is substantial doubt about their ability to continue as a going concern and required additional disclosures if certain criteria were met. The guidance was adopted on December 31, 2016, and other than discussions regarding our emergence from bankruptcy and the related exit financing in “Note 2 — Chapter 11 reorganization” and “Note 6—Debt”, there were no additional required disclosures as contemplated by this guidance.

Recently issued accounting pronouncements

In January 2017, the FASB issued authoritative guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities constitutes a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described under updated revenue recognition guidance. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. For all other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. We expect that adoption of the new guidance may reduce the likelihood that a future transaction would be accounted for as a business combination although such a determination may require a greater degree of judgment.

In May 2014, the FASB issued authoritative guidance that supersedes previous revenue recognition requirements and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The new standard allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. During 2015 and 2016, the FASB released further updates that, among others, provided supplemental guidance and clarification to this topic including clarification on

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

principal vs. agent considerations and identifying performance obligations and licensing. We are currently evaluating the effect the new standard and its subsequent updates will have on our financial statements and results of operations. In 2017, we established an implementation team and engaged external advisers to develop a multi-phase plan to assess our business and contracts, as well as any changes to processes to adopt the requirements of the new standard and its related updates.

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

Plan of Reorganization. Pursuant to the terms of the Reorganization Plan, which was supported by us, certain lenders under our Prior Credit Facility (collectively, the “Lenders”) and certain holders of our Senior Notes (collectively, the “Noteholders”), the following transactions occurred on or around the Effective Date:

•

On or around the Effective Date, we issued 44,982,142 shares of common stock of the reorganized company (“New Common Stock”), which were the result of the transactions described below. We also entered into a stockholders agreement and a Registration Rights Agreement and amended our certificate of incorporation and bylaws for the authorization of the New Common Stock and to provide registration rights thereunder, among other corporate governance actions.

•	Our Predecessor common stock was cancelled, extinguished and discharged and the Predecessor equity holders did not receive any consideration in respect of their equity interests;
•

The $1,267,410 of indebtedness, including accrued interest, attributable to our Senior Notes were exchanged for New Common Stock. In addition, we issued or reserved shares of New Common Stock to be exchanged in settlement of $2,439 of certain general unsecured claims. In aggregate, the shares of New Common Stock issued or to be issued in settlement of the Senior Note and these general unsecured claims represented approximately 90% percent of outstanding Successor common shares;

•

We completed a rights offering backstopped by certain holders of our Senior Notes (the “Backstop Parties”) which generated $50,031 of gross proceeds. The rights offering resulted in the issuance of New Common Stock, representing approximately nine percent of outstanding Successor common shares, to holders of claims arising under the Senior Notes and to the Backstop Parties;

•	In connection with the rights offering described above, the Backstop Parties received approximately one percent of outstanding Successor common shares as a backstop fee;
•	Additional shares, representing seven percent of outstanding Successor common shares on a fully diluted basis, were authorized for issuance under a new management incentive plan;
•

Warrants to purchase 140,023 shares of New Common Stock were issued to Mr. Mark Fischer, our founder and former Chief Executive Officer, with an exercise price of $36.78 per share and expiring on June 30, 2018. The warrants were issued in exchange for consulting services provided by Mr. Fischer;

•

Our Prior Credit Facility, previously consisting of a senior secured revolving credit facility was restructured into a New Credit Facility consisting of a first-out revolving facility (“New Revolver”) and a second-out term loan (“New Term Loan”). On the Effective Date, the entire balance on the Prior Credit Facility in the amount of $444,440 was repaid while we received gross proceeds representing the opening balances on our New Revolver of $120,000 and a New Term Loan of $150,000. For more information refer to “Note 5—Debt;”

•

We paid $6,954 for creditor-related professional fees and also funded a $11,000 segregated account for debtor-related professional fees in connection with the reorganization related transactions above;

•	Certain other priority or convenience class claims were paid in full in cash, reinstated or otherwise treated in a manner acceptable to the creditor claimholders;
•

Plaintiffs to one of our royalty owner litigation cases, which were identified as a separate class of creditors (Class 8) in our bankruptcy case, rejected the Reorganization Plan. If the claimants under Class 8 are permitted to file a class of proof claim on behalf of the putative class, certified on a class basis, and the plaintiffs ultimately prevail on the merits of their claims, any liability arising under judgement or settlement of the claims would be satisfied through issuance of Successor common shares.

In support of the Reorganization Plan, the Company estimated the enterprise value of the Successor to be in the range of $1,050,000 to $1,350,000, which was subsequently approved by the Bankruptcy Court. In accordance with the Reorganization Plan,

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

our post-emergence board of directors is made up of seven directors consisting of the Chief Executive Officer of the post-emergence Company (K. Earl Reynolds) and six non-employee members. Our new board members are Mr. Robert Heineman (Chairman of the Board), Mr. Douglas Brooks, Mr. Kenneth Moore, Mr. Matthew Cabell, Mr. Samuel Langford and Mr. Gysle Shellum.

Liabilities Subject to Compromise. In accordance with ASC 852 “Reorganizations,” our financial statements include amounts classified as liabilities subject to compromise which represent estimates of pre-petition obligations that were allowed as claims in our bankruptcy case. These liabilities are reported at the amounts allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. The amounts disclosed below as of March 21, 2017, reflect the liabilities immediately prior to our Reorganization Plan becoming effective:

	Predecessor
	March 21, 2017	December 31, 2016
Accounts payable and accrued liabilities	$6,687	$9,212
Accrued payroll and benefits payable	3,949	4,048
Revenue distribution payable	3,050	3,474
Senior Notes and associated accrued interest	1,267,410	1,267,410
Liabilities subject to compromise	$1,281,096	$1,284,144

Note 3: Fresh start accounting

Upon emergence from bankruptcy, we qualified for and applied fresh start accounting to our financial statements in accordance with the provisions set forth in ASC 852 as (i) the holders of existing voting shares of the Company prior to its emergence received less than 50% of the voting shares of the Company outstanding following its emergence from bankruptcy and (ii) the reorganization value of our assets immediately prior to confirmation of the Reorganization Plan was less than the post-petition liabilities and allowed claims.

Adopting fresh start accounting results in a new reporting entity for financial reporting purposes with no beginning retained earnings or deficit. The cancellation of all existing shares outstanding on the Effective Date and issuance of new shares in the reorganized Company caused a related change of control under US GAAP. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Reorganization Plan, the Predecessor and Successor periods may lack comparability, as required in Accounting Standards Codification Topic 205, Presentation of Financial Statements (“ASC 205”). ASC 205 states financial statements are required to be presented comparably from year to year, with any exceptions to comparability clearly disclosed. Therefore, "black-line" financial statements are presented to distinguish between the Predecessor and Successor periods.

Enterprise Value and Reorganization Value

Reorganization value represents the fair value of the Company's total assets prior to the consideration of liabilities and is intended to approximate the amount a willing buyer would pay for the Company's assets immediately after restructuring. The reorganization value was allocated to the Company's individual assets based on their estimated fair values.

The Company's reorganization value was derived from enterprise value. Enterprise value represents the estimated fair value of an entity's long-term debt and equity. The enterprise value of the Company on the Effective Date, as approved by the Bankruptcy Court in support of the Plan, was estimated to be within a range of $1,050,000 to $1,350,000 with a mid-point value of $1,200,000. Based upon the various estimates and assumptions necessary for fresh start accounting, as further discussed below, the estimated enterprise value was determined to be $1,200,000 before consideration of cash and cash equivalents and outstanding debt at the Effective Date.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

The following table reconciles the enterprise value to the estimated fair value of the Successor’s common stock as of the Effective Date:

Enterprise value	$1,200,000
Plus: cash and cash equivalents	45,123
Less: fair value of outstanding debt	(296,061)
Less: fair value of warrants (consideration for previously accrued consulting fees)	(118)
Fair value of Successor common stock on the Effective Date	$948,944
Total shares issued under the Reorganization Plan	44,982,142
Per share value (1)	$21.10

____________________________________________________________

(1)	The per share value shown above is calculated based upon the financial information determined using US GAAP at the Effective Date.

The following table reconciles the enterprise value to the estimated reorganization value of the Successor’s assets as of the Effective Date:

Enterprise value	$1,200,000
Plus: cash and cash equivalents	45,123
Plus: current liabilities	82,254
Plus: noncurrent liabilities excluding long-term debt	64,735
Reorganization value of Successor assets	$1,392,112

Valuation of Oil and Gas Properties

The Company’s principal assets are its oil and gas properties, which are accounted for under the full cost method of accounting. The oil and gas properties include proved reserves and unevaluated leasehold acreage. With the assistance of valuation consultants, the Company estimated the fair value of its oil and gas properties based on the discounted cash flows expected to be generated from these assets. The computations were based on market conditions and reserves in place as of the Effective Date.

The fair value analysis was based on the Company’s estimates of proved, probable and possible reserves developed internally by the Company’s reservoir engineers. Discounted cash flow models were prepared using the estimated future revenues and development and operating costs for all developed wells and undeveloped locations comprising the proved, probable and possible reserves. The value estimated for probable and possible reserves was utilized as an estimate of the fair value of the Company’s unevaluated leasehold acreage, which was further corroborated against comparable market transactions. Future revenues were based upon the forward NYMEX strip for oil and natural gas prices as of the Effective Date, adjusted for differentials realized by the Company. Development and operating cost estimates for the oil and gas properties were adjusted for inflation. The after-tax cash flows were discounted to the Effective Date at discount rate of 8.5%. This discount rate was derived from a weighted average cost of capital computation which utilized a blended expected cost of debt and expected return on equity for similar industry participants. Risk adjustment factors were applied to the values derived for the proved non-producing, proved undeveloped, probable and possible reserve categories based on consideration of the risks associated with geology, drilling success rates, development costs and the timing of development and extraction. The discounted cash flow models also included depletion, depreciation and income tax expense associated with an after-tax valuation analysis.

From this analysis the Company estimated the fair value of its proved reserves and undeveloped leasehold acreage to be $604,065 and $585,574, respectively, as of the Effective Date. These amounts are reflected in the Fresh Start Adjustments item (i) below.

Other valuations

Our adoption of fresh start accounting also required adjustments to certain other assets and liabilities on our balance sheet including property and equipment, other assets and asset retirement obligations.

Property and equipment — consists of real property which includes our headquarters, field offices and pasture land, and personal property which includes vehicles, machinery and equipment, office equipment and fixtures and a natural gas pipeline. These assets were valued using a combination of cost, income and market approaches with the exception of pasture land where we relied on government data to determine fair value.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Other assets — includes, among others, an equity investment in a company that operates ethanol plants. The equity investment was valued utilizing a combination of the market approaches such as the guideline public company method and the similar transactions method.

Asset retirement obligations — our fresh start updates to these obligations included application of the Successor’s credit adjusted risk free rate, which now incorporates a term structure based on the estimated timing of plugging activity, and resetting all obligations to a single layer.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Consolidated Balance Sheet

The following consolidated balance sheet is as of March 21, 2017. This consolidated balance sheet includes adjustments that reflect the consummation of the transactions contemplated by the Reorganization Plan (reflected in the column "Reorganization Adjustments") as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column "Fresh Start Adjustments") as of the Effective Date:

		Reorganization		Fresh Start
	Predecessor	Adjustments		Adjustments		Successor
Assets
Current assets:
Cash and cash equivalents	$180,456	$(135,333)	(a)	$—		$45,123
Accounts receivable, net	46,837	—		—		46,837
Inventories, net	6,885	—		—		6,885
Prepaid expenses	4,933	(535)	(b)	—		4,398
Derivative instruments	19,058	—		—		19,058
Total current assets	258,169	(135,868)		—		122,301
Property and equipment	38,391	—		18,987	(i)	57,378
Oil and natural gas properties, using the full cost method:
Proved	4,355,576	—		(3,751,511)	(i)	604,065
Unevaluated (excluded from the amortization base)	26,039	—		559,535	(i)	585,574
Accumulated depreciation, depletion, amortization and impairment	(3,811,326)	—		3,811,326	(i)	—
Total oil and natural gas properties	570,289	—		619,350	(i)	1,189,639
Derivative instruments	14,295	—		—		14,295
Other assets	5,499	2,410	(c)	590	(i)	8,499
Total assets	$886,643	$(133,458)		$638,927		$1,392,112
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$64,413	$(2,737)	(a)(d)	$—		$61,676
Accrued payroll and benefits payable	7,366	2,186	(d)	—		9,552
Accrued interest payable	2,095	(2,095)	(a)	—		—
Revenue distribution payable	7,975	3,050	(d)	—		11,025
Long-term debt and capital leases, classified as current	468,814	(464,182)	(e)	—		4,632
Total current liabilities	550,663	(463,778)		—		86,885
Long-term debt and capital leases, less current maturities	—	291,429	(f)	—		291,429
Deferred compensation	—	519	(d)	—		519
Asset retirement obligations	66,973	—		(2,757)	(i)	64,216
Liabilities subject to compromise	1,281,096	(1,281,096)	(d)	—		—
Commitments and contingencies
Stockholders’ (deficit) equity:
Predecessor common stock	14	(14)	(g)	—		—
Predecessor additional paid in capital	425,425	(425,425)	(g)	—		—
Successor common stock	—	450	(g)	—		450
Successor additional paid in capital	—	948,613	(g)	—		948,613
(Accumulated deficit) retained earnings	(1,437,528)	795,844	(h)	641,684	(j)	—
Total stockholders' (deficit) equity	(1,012,089)	1,319,468		641,684		949,063
Total liabilities and stockholders' equity (deficit)	$886,643	$(133,458)		$638,927		$1,392,112

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Reorganization adjustments

(a)	Adjustments reflect the following net cash payments recorded as of the Effective Date from implementation of the Plan:
Cash proceeds from rights offering	$50,031
Cash proceeds from New Term Loan	150,000
Cash proceeds from New Revolver	120,000
Fees paid to lender for New Term Loan	(750)
Fees paid to lender for New Revolver	(1,125)
Payment in full to extinguish Prior Credit Facility	(444,440)
Payment of accrued interest on Prior Credit Facility	(2,095)
Payment of previously accrued creditor-related professional fees	(6,954)
Net cash used	$(135,333)
(b)	Reclassification of previously prepaid professional fees to debt issuance costs associated with the New Credit Facility.
(c)	Reflects issuance costs related to the New Credit Facility:
Fees paid to lender for New Term Loan	$750
Fees paid to lender for New Revolver	1,125
Professional fees related to debt issuance costs on the New Credit Facility	535
Total issuance costs on New Credit Facility	$2,410
(d)

As part of the Plan, the Bankruptcy Court approved the settlement of certain allowable claims, reported as liabilities subject to compromise in the Company’s historical consolidated balance sheet. As a result, a gain was recognized on the settlement of liabilities subject to compromise calculated as follows:

Senior Notes including interest	$1,267,410
Accounts payable and accrued liabilities	6,687
Accrued payroll and benefits payable	3,949
Revenue distribution payable	3,050
Total liabilities subject to compromise	1,281,096
Amounts settled in cash, reinstated or otherwise reserved at emergence	(10,089)
Fair value of equity issued in settlement of Senior Notes and certain general unsecured creditors	(898,914)
Gain on settlement of liabilities subject to compromise	$372,093
(e)

Reflects extinguishment of Prior Credit Facility along with associated unamortized issuance costs, establishment of New Credit Facility and adjustments to reclassify existing debt back to their scheduled maturities:

Reclassification from current to noncurrent, based on scheduled repayment, of debt no longer in default	$(22,612)
Establishment of New Term Loan - current portion	1,183
Payment in full to extinguish Prior Credit Facility	(444,440)
Write-off unamortized issuance costs associated with Prior Credit Facility	1,687
$(464,182)
(f)	Reflects establishment of our New Credit Facility pursuant to our Reorganization Plan, net of issuance costs, as well as adjustments to reclassify existing debt back to their scheduled maturities:
Origination of the New Term Loan, net of current portion	$148,817
Origination of the New Revolver	120,000
Reclassification from current to noncurrent, based on scheduled repayment, of debt no longer in default	22,612
$291,429

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

(g)

Adjustment represents (i) the cancellation of Predecessor equity on the Effective Date, (ii) the issuance of 44,982,142 shares of Successor common stock on the Effective Date and (iii) the issuance of 140,023 warrants on the Effective Date (see “Note 2—Chapter 11 reorganization”)

Cancellation of predecessor equity - par value	$(14)
Cancellation of predecessor equity - paid in capital	(425,425)
Issuance of successor common stock in settlement of claims	898,914
Issuance of successor common stock under rights offering	50,031
Issuance of warrants	118
Net impact to common stock-par and additional paid in capital	$523,624
(h)	Reflects the cumulative impact of the following reorganization adjustments:
Gain on settlement of liabilities subject to compromise	$372,093
Cancellation of predecessor equity	425,438
Write-off unamortized issuance costs associated with Prior Credit Facility	(1,687)
Net impact to retained earnings	$795,844

Fresh start adjustments

(i)

Represents fresh start accounting adjustments primarily to (i) remove accumulated depreciation, depletion, amortization and impairment, (ii) increase the value of proved oil and gas properties, (iii) increase the value of unevaluated oil and gas properties primarily to capture the value of our acreage in the STACK, (iv) increase other property and equipment primarily due to increases to land, vehicles, machinery and equipment and (v) decrease asset retirement obligations. These fair value measurements giving rise to these adjustments are primarily based on Level 3 inputs under the fair value hierarchy (See “Note 7—Fair value measurements”).

(j)	Reflects the cumulative impact of the fresh start adjustments discussed herein.

Reorganization Items

We use this category to reflect, where applicable, post-petition revenues, expenses, gains and losses that are direct and incremental as a result of the reorganization of the business. Reorganization items are as follows:

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017
	through	through
	March 31, 2017	March 21, 2017
Gains on the settlement of liabilities subject to compromise	$—	$(372,093)
Fresh start accounting adjustments	—	(641,684)
Professional fees	620	18,790
Rejection of employment contracts	—	4,573
Write off unamortized issuance costs on Prior Credit Facility	—	1,687
Total reorganization items	$620	$(988,727)

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Note 4: Supplemental disclosures to the consolidated statements of cash flows

Supplemental disclosures to the consolidated statements of cash flows are presented below:

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Three months
	through	through	ended
	March 31, 2017	March 21, 2017	March 31, 2016
Net cash provided by operating activities included:
Cash payments for interest	$2,768	$4,105	$3,639
Interest capitalized	(54)	(248)	(1,076)
Cash payments for interest, net of amounts capitalized	$2,714	$3,857	$2,563
Cash payments for reorganization items	$—	$11,405	$—
Non-cash investing activities included:
Asset retirement obligation additions and revisions	$—	$716	$100
Change in accrued oil and gas capital expenditures	$—	$5,387	$(11,045)

Note 5: Debt

As of the dates indicated, debt consisted of the following:

	Successor	Predecessor
	March 31,	December 31,
	2017	2016
New Revolver	$120,000	$—
New Term Loan, net of discount of $745 and $0, respectively	149,255	—
Prior Credit Facility	—	444,440
Real estate mortgage note	9,454	9,595
Installment notes payable	211	434
Capital lease obligations	16,308	16,946
Unamortized debt issuance costs (1)	(1,649)	(2,303)
Total debt, net	293,579	469,112
Less current portion	4,588	469,112
Total long-term debt, net	$288,991	$—

(1)	Debt issuance costs are presented as a direct deduction from debt rather than an asset pursuant to recent accounting guidance. See table below.
	Successor	Predecessor
	March 31,	December 31,
Unamortized debt issuance costs	2017	2016
New Revolver	$1,649	$—
Prior Credit Facility	—	2,303
Total unamortized debt issuance costs	$1,649	$2,303

Prior to our emergence from bankruptcy, our debt consisted of the Prior Credit Facility and our Senior Notes. On the Effective Date, our obligations under the Senior Notes, including principal and accrued interest, were fully extinguished in exchange for equity in the Successor. In addition, our Prior Credit Facility, previously consisting of a senior secured revolving credit facility, was restructured into the New Credit Facility consisting of the New Revolver and the New Term Loan. On the Effective Date, the entire balance on the Prior Credit Facility in the amount of $444,440 was repaid while we received gross proceeds, before lender fees, representing the opening balances on our New Revolver of $120,000 and a New Term Loan of $150,000. See “Note 6—Debt” in Item 8. Financial Statement and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2016, for further details on our pre-emergence debt facilities.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

New Term Loan

The New Term Loan, which is collateralized by our oil and natural gas properties, is scheduled to mature on March 21, 2021. Interest on the outstanding amount of the New Term Loan will accrue at an interest rate equal to either: (a) the Alternate Base Rate (as defined in the New Credit Facility) plus a 6.75% margin or (b) the Adjusted LIBO Rate (as defined in the New Credit Facility), plus a 7.75% margin with a 1.00% floor on the Adjusted LIBO Rate. As of March 31, 2017, our outstanding borrowings were accruing interest at the Alternate Base Rate which resulted in an interest rate of 10.75%. In early April 2017 our outstanding borrowings began accruing interest at the Adjusted LIBO Rate which lowered the interest rate to 8.78%.

We are required to make scheduled, mandatory principal payments in respect of the New Term Loan according to the schedule below, with the remaining outstanding balance due upon maturity:

Total payments for 2017	$1,183
Total payments for 2018	1,500
Total payments for 2019	3,750
Total payments for 2020	6,750
Total mandatory prepayments	$13,183

New Revolver

The New Revolver is a $400,000 facility collateralized by our oil and natural gas properties and is scheduled to mature on March 21, 2021. Availability under our New Revolver is subject to a borrowing base based on the value of our oil and natural gas properties and set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request an additional borrowing base redetermination once between each scheduled redetermination or upon the occurrence of certain specified events. The banks establish a borrowing base by making an estimate of the collateral value of our oil and natural gas properties. If oil and natural gas prices decrease from the amounts used in estimating the collateral value of our oil and natural gas properties, the borrowing base may be reduced, thus reducing funds available under the borrowing base. The initial borrowing base on the Effective Date was $225,000 and the first borrowing base redetermination has been set for on or about May 1, 2018. Availability on the New Revolver as of March 31, 2017, after taking into account outstanding borrowings and letters of credit on that date, was $104,172.

Interest on the outstanding amounts under the New Revolver will accrue at an interest rate equal to either (i) the Alternate Base Rate plus a margin that ranges between 2.00% to 3.00% depending on utilization or (ii) the Adjusted LIBO Rate applicable to one, two, three or six month borrowings plus a margin that ranges between 3.00% to 4.00% depending on utilization. In the case that an Event of Default (as defined under the New Credit Facility) occurs, the applicable rate while in default will be the Alternate Base Rate plus an additional 2.00% and plus the applicable margin. As of March 31, 2017, our outstanding borrowings were accruing interest at the Alternate Base Rate which resulted in an interest rate of 6.50%. In early April 2017 our outstanding borrowings began accruing interest at the Adjusted LIBO Rate which lowered the interest rate to 4.53%.

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

Covenants

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

The financial covenants require that we maintain: (1) a Current Ratio (as defined in the New Credit Facility) of no less than 1.00 to 1.00, (2) an Asset Coverage Ratio (as defined in the New Credit Facility) of no less than 1.35 to 1.00, (3) Liquidity (as defined in the New Credit Facility) of at least $25,000 and (4) a Ratio Total Debt to EBITDAX (as defined in the New Credit Facility) of no greater than 3.5 to 1.0 calculated on a trailing four-quarter basis. We are required to comply with these covenants for each fiscal quarter ending on and after March 31, 2017, except for the Asset Coverage Ratio, for which compliance is required semiannually.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Write-off of Senior Note issuance costs, discount and premium

In March 2016 we wrote off the remaining unamortized issuance costs, premium and discount related to our Senior Notes for a net charge of $16,970. These deferred items are typically amortized over the life of the corresponding bond. However, as a result of not paying the interest due on our 2021 Senior Notes by the end of our grace period on March 31, 2016, we triggered an Event of Default on our Senior Notes. While uncured, the Event of Default effectively allowed the lender to demand immediate repayment, thus shortening the life of our Senior Notes. As a result, we wrote off the remaining balance of unamortized issuance costs, premium and discount on March 31, 2016, as follows:

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

Note 6: Derivative instruments

Overview

Our results of operations, financial condition and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil, natural gas and natural gas liquids. These commodity prices are subject to wide fluctuations and market uncertainties. To mitigate a portion of this exposure, we enter into various types of derivative instruments, including commodity price swaps, collars, put options, enhanced swaps and basis protection swaps. See “Note 7—Derivative Instruments” in Item 8. Financial Statement and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2016, for a description of the various kinds of derivatives we may enter into.

The following table summarizes our crude oil derivatives outstanding as of March 31, 2017:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Purchased puts	Sold calls
2017
Swaps	2,704	$54.97	$—	$—
2018
Swaps	2,116	$54.92	$—	$—
Collars	183	$—	$50.00	$60.50
2019
Swaps	1,312	$54.26	$—	$—

The following table summarizes our natural gas derivatives outstanding as of March 31, 2017:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu
2017
Swaps	7,091	$3.34
2018
Swaps	5,861	$3.03
2019
Swaps	3,322	$2.86

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Effect of derivative instruments on the consolidated balance sheets

All derivative financial instruments are recorded on the balance sheet at fair value. See “Note 7—Fair value measurements” for additional information regarding fair value measurements. The estimated fair values of derivative instruments are provided below. The carrying amounts of these instruments are equal to the estimated fair values.

	Successor			Predecessor
	March 31, 2017			December 31, 2016
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Natural gas derivative contracts	$634	$(363)	$271	$184	$(3,658)	$(3,474)
Crude oil derivative contracts	19,274	—	19,274	—	(9,895)	(9,895)
Total derivative instruments	19,908	(363)	19,545	184	(13,553)	(13,369)
Less:
Netting adjustments (1)	363	(363)	—	184	(184)	—
Derivative instruments - current	10,001	—	10,001	—	(7,525)	(7,525)
Derivative instruments - long-term	$9,544	$—	$9,544	$—	$(5,844)	$(5,844)

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

Effect of derivative instruments on the consolidated statements of operations

We do not apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as “Derivative (losses) gains” in the consolidated statements of operations.

“Derivative (losses) gains” in the consolidated statements of operations are comprised of the following:

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Three months
	through	through	ended
	March 31, 2017	March 21, 2017	March 31, 2016
Change in fair value of commodity price derivatives	$(13,807)	$46,721	$(35,554)
Settlement gains on commodity price derivatives	1,692	1,285	47,486
Total derivative (losses) gains	$(12,115)	$48,006	$11,932

Note 7: Fair value measurements

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

Recurring fair value measurements

As of March 31, 2017, and December 31, 2016, our financial instruments recorded at fair value on a recurring basis consisted of commodity derivative contracts (see “Note 6—Derivative instruments”). We had no Level 1 assets or liabilities. Our derivative contracts classified as Level 2 consisted of commodity price swaps which are valued using an income approach. Future cash flows from the commodity price swaps are estimated based on the difference between the fixed contract price and the underlying published forward market price. Our derivative contracts classified as Level 3 consisted of collars. The fair value of these contracts is developed by a third-party pricing service using a proprietary valuation model, which we believe incorporates the assumptions that market participants would have made at the end of each period. Observable inputs include contractual terms, published forward pricing curves, and yield curves. Significant unobservable inputs are implied volatilities. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. We review these valuations and the changes in the fair value measurements for reasonableness. All derivative instruments are recorded at fair value and include a measure of our own nonperformance risk for derivative liabilities or that of our counterparties for derivative assets.

The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	Successor			Predecessor
	March 31, 2017			December 31, 2016
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$19,432	$(363)	$19,069	$184	$(13,455)	$(13,271)
Significant unobservable inputs (Level 3)	476	—	476	—	(98)	(98)
Netting adjustments (1)	(363)	363	—	(184)	184	—
	$19,545	$—	$19,545	$—	$(13,369)	$(13,369)

(1)

Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty. Positive and negative positions with counterparties are netted on the balance sheet only to the extent that they relate to the same current versus noncurrent classification.

Changes in the fair value of our derivative instruments, classified as Level 3 in the fair value hierarchy, were as follows for the periods presented:

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Three months
	through	through	ended
Net derivative assets (liabilities)	March 31, 2017	March 21, 2017	March 31, 2016
Beginning balance	$715	$(98)	$123,068
Realized and unrealized (losses) gains included in derivative gains	(239)	813	6,978
Settlements received	—	—	(39,093)
Ending balance	$476	$715	$90,953
(Losses) gains relating to instruments still held at the reporting date included in derivative (losses) gains for the period	$(239)	$813	$2,027

Nonrecurring fair value measurements

Asset retirement obligations. Additions to the asset and liability associated with our asset retirement obligations are measured at fair value on a nonrecurring basis. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the first three months of 2017 and 2016 were escalated using an annual inflation rate of 2.30% and 2.42%, respectively. The estimated future costs to dispose of properties added during the first three months of 2017 were discounted, depending on the range of maturity of the property, with a credit-adjusted risk-free rate ranging from 5.20% to 7.40%. The discount rate used for the first three months of 2016 was our weighted average credit-adjusted risk-free interest rate of 20.00%. These estimates may change based upon future inflation rates and changes in

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

statutory remediation rules. See “Note 8—Asset retirement obligations” for additional information regarding our asset retirement obligations.

Fair value of other financial instruments

Our significant financial instruments, other than derivatives, consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and debt. We believe the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments.

The carrying value and estimated fair value of our debt at March 31, 2017, and December 31, 2016, were as follows:

	Successor		Predecessor
	March 31, 2017		December 31, 2016
Level 2	Carrying value (1)	Estimated fair value	Carrying value (1)	Estimated fair value
New Revolver	$120,000	$120,000	$—	$—
New Term Loan	150,000	150,000	—	—
Other secured debt	9,665	9,665	10,029	10,029
9.875% Senior Notes due 2020	—	—	298,000	268,200
8.25% Senior Notes due 2021	—	—	384,045	344,680
7.625% Senior Notes due 2022	—	—	525,910	470,689

(1)	The carrying value excludes deductions for debt issuance costs and discounts.

The carrying value of our New Revolver, New Term Loan and other secured long-term debt approximates fair value because the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. The fair value of our Senior Notes was estimated based on quoted market prices. We have not disclosed the fair value of outstanding amounts under our Prior Credit Facility as of December 31, 2016, as it was not practicable to obtain a reasonable estimate of such value while the Predecessor was in bankruptcy.

Counterparty credit risk

Our derivative contracts are executed with institutions, or affiliates of institutions, that are parties to our credit facilities at the time of execution, and we believe the credit risks associated with all of these institutions are acceptable. We do not require collateral or other security from counterparties to support derivative instruments. Master agreements are in place with each of our derivative counterparties which provide for net settlement in the event of default or termination of the contracts under each respective agreement. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivatives. Our loss is further limited as any amounts due from a defaulting counterparty that is a Lender, or an affiliate of a Lender, under our credit facilities can be offset against amounts owed to such counterparty Lender. As of March 31, 2017, the counterparties to our open derivative contracts consisted of four financial institutions, of which all were subject to our rights of offset under our New Credit Facility.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

The following table summarizes our derivative assets and liabilities which are offset in the consolidated balance sheets under our master netting agreements. It also reflects the amounts outstanding under our credit facilities that are available to offset our net derivative assets due from counterparties that are lenders under our credit facilities.

	Offset in the consolidated balance sheets			Gross amounts not offset in the consolidated balance sheets
	Gross assets (liabilities)	Offsetting assets (liabilities)	Net assets (liabilities)	Derivatives (1)	Amounts outstanding under credit facilities	Net amount
Successor - March 31, 2017
Derivative assets	$19,908	$(363)	$19,545	$—	$(19,545)	$—
Derivative liabilities	(363)	363	—	—	—	—
	$19,545	$—	$19,545	$—	$(19,545)	$—

Predecessor - December 31, 2016
Derivative assets	$184	$(184)	$—	$—	$—	$—
Derivative liabilities	(13,553)	184	(13,369)	—	—	(13,369)
	$(13,369)	$—	$(13,369)	$—	$—	$(13,369)

_____________________________________________________

(1) Since positive and negative positions with a counterparty are netted on the balance sheet only to the extent that they relate to the same current versus noncurrent classification, these represent remaining amounts that could have been offset under our master netting agreements.

We did not post additional collateral under any of these contracts as all of our counterparties are secured by the collateral under our credit facilities. Payment on our derivative contracts could be accelerated in the event of a default on our New Credit Facility. The aggregate fair value of our derivative liabilities subject to acceleration in the event of default was $363 at March 31, 2017.

Note 8: Asset retirement obligations

The following table provides a summary of our asset retirement obligation activity:

Liability for asset retirement obligations as of December 31, 2016 (Predecessor)	$72,137
Liabilities incurred in current period	535
Liabilities settled and disposed in current period	(869)
Revisions in estimated cash flows	181
Accretion expense	1,249
Liability for asset retirement obligations as of March 21, 2017 (Predecessor)	$73,233
Fair value fresh-start adjustment	$(2,757)
Liability for asset retirement obligations as of March 21, 2017 (Successor)	$70,476
Liabilities incurred in current period	—
Liabilities settled and disposed in current period	—
Revisions in estimated cash flows	—
Accretion expense	121
Liability for asset retirement obligations as of March 31, 2017 (Successor)	$70,597
Less current portion included in accounts payable and accrued liabilities	6,066
Asset retirement obligations, long-term	$64,531

See “Note 7—Fair value measurements” for additional information regarding fair value assumptions associated with our asset retirement obligations.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Note 9: Deferred compensation

Restricted Stock Unit Plan

Prior to our emergence from bankruptcy, we had a Non-Officer Restricted Stock Unit Plan (the “RSU Plan”) in effect as an incentive plan for nonexecutive employees. The provisions under our RSU Plan are discussed in Note 11 — Deferred compensation in Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2016. As of January 1, 2017, there were 98,596 unvested and outstanding Restricted Stock Units with a weighted average grant date fair value of $7.18 per unit.

Due to the severe decline in commodity pricing, which has resulted in a steep decline in our estimated proved reserves, the estimated fair value per RSU as of January 1, 2017, was $0.00. All remaining unvested awards were cancelled upon our emergence from bankruptcy on the Effective Date.

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

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Three months
	through	through	ended
	March 31, 2017	March 21, 2017	March 31, 2016
2015 Cash LTIP expense (net of amounts capitalized)	$13	$5	$159
2015 Cash LTIP payments	—	17	42

On April 3, 2017, the Company awarded an additional $3,321 under the 2015 Cash LTIP.

2010 Equity Incentive Plan

We adopted the Chaparral Energy, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) on April 12, 2010. The 2010 Plan reserved a total of 86,301 shares of our class A common stock for awards issued under the 2010 Plan. All of our or our affiliates’ employees, officers, directors, and consultants, as defined in the 2010 Plan, were eligible to participate in the 2010 Plan.

The awards granted under the 2010 Plan consisted of shares that were subject to service vesting conditions (the “Time Vested” awards) and shares that are subject to market and performance vested conditions (the “Performance Vested” awards). The material provisions under the 2010 Plan are discussed in “Note 11—Deferred compensation” in Item 8. Financial Statement and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2016.

As of result of our bankruptcy, the estimated fair value of our Time Vested restricted awards was $0.00 per share since the Petition Date. Furthermore, during the third quarter of 2016, we recorded a cumulative catch up adjustment of to reverse the aggregate compensation cost associated with our Performance Vested awards in order to reflect a decrease in the probability that requisite service would be achieved for these awards. Pursuant to our Reorganization Plan, all outstanding restricted shares were cancelled. As this cancellation was not accompanied by the concurrent grant of (or offer to grant) a replacement award or other valuable consideration, it was accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost was recognized at the cancellation date.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

A summary of our restricted stock activity for the Predecessor period in 2017 is presented below:

	Time Vested			Performance Vested
	Weighted average grant date fair value	Restricted shares	Vest date fair value	Weighted average grant date fair value	Restricted shares
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2017 - Predecessor	$790.91	6,667		$277.33	21,475
Granted	$—	—		$—	—
Vested	$812.91	(2,602)	$—	$—	—
Forfeited	$785.70	(468)		$195.75	(986)
Cancelled	$775.66	(3,597)		$281.26	(20,489)
Unvested and outstanding at March 21, 2017 - Predecessor	$—	—		$—	—

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

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Three months
	through	through	ended
	March 31, 2017	March 21, 2017	March 31, 2016
Stock-based compensation cost (credit)	$—	$194	$(898)
Less: stock-based compensation cost capitalized	—	(39)	(124)
Stock-based compensation expense (credit)	$—	$155	$(1,022)
Payments for stock-based compensation	$—	$—	$49

The credit for stock-based compensation for the three months ended March 31, 2016, was primarily a result of forfeitures from our workforce reduction in January 2016. As of March 31, 2017, and December 31, 2016, accrued payroll and benefits payable included $0 and $0, respectively, for stock-based compensation costs expected to be settled within the next twelve months. We did not have any unrecognized compensation cost as of March 31, 2017, as all previously outstanding equity based awards were cancelled.

Note 10: Commitments and contingencies

Standby letters of credit (“Letters”) available under our Credit Facility are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had Letters outstanding totaling $828 as of March 31, 2017, and December 31, 2016. When amounts under the Letters are paid by the lenders, interest accrues on the amount paid at the same interest rate applicable to borrowings under the Credit Facility. No amounts were paid by the lenders under the Letters; therefore, we paid no interest on the Letters during the three months ended March 31, 2017 or 2016.

Litigation and Claims

Chapter 11 Proceedings. Commencement of the Chapter 11 Cases automatically stayed many of the proceedings and actions against us noted below as well as other claims and actions that were or could have been brought prior to May 9, 2016, and the claims remain subject to bankruptcy court jurisdiction. In connection with the proofs of claim asserted during bankruptcy from the proceedings or actions below, we are unable to estimate the amounts that will be allowed through the Bankruptcy proceedings due to the complexity and number of legal and factual issues presented by the matters and uncertainties with respect to, amongst other things, the nature of the claims and defenses, the potential size of the classes, the scope and types of the properties and agreements involved, and the ultimate potential outcomes of the matters. As a result, no reserves were established within our liabilities in connection with

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

the proceedings and actions described below. To the extent that any of these legal proceedings result in a claim being allowed against us, pursuant to the terms of the Reorganization Plan, such claims will be satisfied through the issuance of new stock in the Company.

Naylor Farms, Inc., individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On June 7, 2011, an alleged class action was filed against us in the United States District Court for the Western District of Oklahoma (“Naylor Trial Court”) alleging that we improperly deducted post-production costs from royalties paid to plaintiffs and other royalty interest owners as categorized in the petition from crude oil and natural gas wells located in Oklahoma (“Naylor Farms Case”). The purported class includes non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The plaintiffs have alleged a number of claims, including breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek termination of leases, recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the alleged class. We have responded to the Naylor Farms petition, denied the allegations and raised arguments and defenses. Plaintiffs filed a motion for class certification in October 2015. In addition, the plaintiffs filed a motion for summary judgment asking the court to determine as a matter of law that natural gas is not marketable until it is in the condition and location to enter an interstate pipeline. Responsive briefs to both motions were filed in the fourth quarter of 2015. On May 20, 2016, we filed a Notice of Suggestion of Bankruptcy with the Naylor Trial Court, informing the court that we had filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In response, on May 23, 2016, the court issued an order administratively closing the case, subject to reopening depending on the disposition of the bankruptcy proceedings. On July 22, 2016, attorneys for the putative class filed a motion in the Bankruptcy Court asking the court to lift the automatic stay and allow the case to proceed in the Naylor Trial Court. We did not object to lifting the automatic stay with regard to this case for the limited purpose of allowing the Naylor Trial Court to rule on the pending motion for class certification. On January 17, 2017, the Naylor Trial Court certified a modified class of plaintiffs with oil and gas leases containing specific language. The modified class constitutes less than 60% of the leases the Plaintiffs originally sought to certify. On January 30, 2017, the Company filed a motion for reconsideration with the Naylor Trial Court, asking the court to rule the class cannot be immediately certified because Plaintiffs did not define dates for class membership. Plaintiffs responded the class should include claims reaching back to December 1, 1999, to which we responded the statute of limitations should limit the beginning of the class period to June 1, 2006. The Naylor Trial Court issued an order conditionally denying reconsideration, contingent on Plaintiffs selection of June 1, 2006 as the commencement of the class period. Plaintiffs amended the class to include only claims relating back to June 1, 2006. On April 18, 2017, the Naylor Trial Court denied our motion for reconsideration and also issued an order administratively closing the case pending disposition of the bankruptcy proceedings. On May 1, 2017, we filed a Petition for Permission to Appeal Class Certification Order with the Tenth Circuit Court of Appeals (“Appellate Petition”). The Tenth Circuit has not ruled on our Appellate Petition.

The plaintiffs have indicated, if the class is certified, they seek damages in excess of $5,000 which may increase with the passage of time, a majority of which damages would be comprised of interest. In addition to filing claims on behalf of the named plaintiffs and associated parties, plaintiffs’ attorneys filed a proof of claim on behalf of the putative class claiming in excess of $150,000 in our Chapter 11 Cases. The Company has objected treatment of the claim on a class basis, asserting the claim should be addressed on an individual basis. The Bankruptcy Court heard testimony and arguments regarding class-wide treatment of the claim on February 28, 2017, but has not ruled on the matter. Under the Reorganization Plan, the Plaintiffs are identified as a separate class of creditors, Class 8. Under the Reorganization Plan, Class 8 claims are entitled to receive their pro rata share of new stock issued to the holders of general unsecured claims (including claims of the Noteholders). Although the members of Class 8 voted to reject the Plan, the Bankruptcy Court confirmed the Plan on March 10, 2017, without objection by the Plaintiffs. If the Bankruptcy Court permits the Plaintiffs’ proof of claim to proceed on behalf of the class and the plaintiffs ultimately prevail on the merits of their claims, any liability arising under judgment or settlement of the unsecured claims would be satisfied through the issuance of new stock in the Company. We continue to dispute the plaintiffs’ allegations, dispute the case meets the requirements for class certification, and are objecting to the claims both individually and on a class-wide basis.

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

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

Martha Donelson and John Friend, on behalf of themselves and on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On August 11, 2014, an alleged class action was filed against us, as well as several other operators in Osage County, in the United States District Court for the Northern District of Oklahoma, alleging claims on behalf of the named plaintiffs and all similarly situated Osage County land owners and surface lessees. The plaintiffs challenged leases and drilling permits approved by the Bureau of Indian Affairs without the environmental studies allegedly required under the National Environmental Protection (NEPA). The plaintiffs assert claims seeking recovery for trespass, nuisance, negligence and unjust enrichment. Relief sought includes declaring oil and natural gas leases and drilling permits obtained in Osage County without a prior NEPA study void ab initio, removing us from all properties owned by the class members, disgorgement of profits, and compensatory and punitive damages. On March 31, 2016, the Court dismissed the case against the federal agencies named as defendants, and therefore against all defendants, as an improper challenge under NEPA and the Administrative Procedures Act. On April 29, 2016, the plaintiffs filed a motion to alter or amend the court’s opinion and vacate the judgment, arguing the court does have jurisdiction to hear the claims and dismissal of the federal defendants does not require dismissal of the oil company defendants. The plaintiffs also filed a motion to file an amended complaint to cure the deficiencies which the court found in the dismissed complaint. Several defendants have filed briefs objecting to plaintiffs’ motions. On May 20, 2016, the Company filed a Notice of Suggestion of Bankruptcy, informing the court that we had filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, and has not responded to the plaintiffs’ motions. After a motion for reconsideration was denied, Plaintiffs filed a Notice of Appeal on December 6, 2016. On December 30, 2016, the Court of Appeals entered an Order Abating Appeal due to pending bankruptcy proceedings of multiple defendants. On January 13, 2017, Plaintiffs responded to the Order Abating Appeal, asking the Court to proceed with the appeal. The Court has not ruled on the appeal as of the date of this report. The Court lifted the Stay as to Chaparral on April 13, 2017, and we joined the answer filed by other non-federal defendants which had been filed on March 24, 2017.

As the plaintiffs in the Donelson case did not file proofs of claim either for the putative class or the putative class representatives, we anticipate any monetary liability related to this claim will be discharged. We dispute plaintiffs’ allegations and dispute that the case meets the requirements for a class action.

Lisa West and Stormy Hopson, individually and as class representatives on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On February 18, 2016, an alleged class action was filed against us, as well as several other operators in the District Court of Pottawatomie County, State of Oklahoma (“West Case”), alleging claims on behalf of named plaintiffs and all similarly situated persons having an insurable real property interest in eight counties in central Oklahoma (the “Class Area”). The plaintiffs allege the oil and gas operations conducted by us and the other defendants have induced or triggered earthquakes in the Class Area. The plaintiffs are asking the court to require the defendants to reimburse plaintiffs and class members for earthquake insurance premiums from 2011 through a future date defined as the time at which the court determines there is no longer a risk that our activities induce or trigger earthquakes, as well as attorney fees and costs and other relief. The plaintiffs did not ask for damages related to actual property damage which may have occurred. We responded to the petition, denied the allegations and raised a number of affirmative defenses. At this time, a class has not been certified and discovery has not yet commenced. On March 18, 2016, the case was removed to the United States District Court for the Western District of Oklahoma under the Class Action Fairness Act (“CAFA”). On May 20, 2016, we filed a Notice of Suggestion of Bankruptcy, informing the court that we had filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On October 14, 2016, the plaintiffs filed an Amended Complaint adding additional defendants and increasing the Class Area to 25 Central Oklahoma counties. Although we are named as a defendant, the Amended Complaint expressly limits its claims against us to those asserted in the original petition unless and until the automatic stay is lifted. Plaintiffs’ attorneys filed a proof of claim on behalf of the putative class claiming in excess of $75,000 in our Chapter 11 Cases. Other defendants have filed motions to dismiss the action based on various theories, as well as motions to strike various allegations and requested relief as unsupported by Oklahoma law. A hearing on the various motions to dismiss and motions to strike was held on May 12, 2017. The judge made various rulings from the bench, including dismissing the complaint for failure to adequately allege causation, but permitting the plaintiffs to amend the complaint to cure the deficiency. We dispute the plaintiffs’ claims, dispute that the case meets the requirements for a class action, dispute the remedies requested are available under Oklahoma law, and are vigorously defending the case.

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

We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases, capital leases and purchase obligations. Our operating leases primarily relate to CO2 recycle compressors at our EOR facilities and office equipment while our capital leases are related to the sale and subsequent leaseback of compressors. Our purchase

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, unless otherwise noted)

obligations primarily relate to a contract for the purchase of CO2 and drilling rig services. Other than changes to our credit facility (see “Note 5—Debt”) and the discharge of our Senior Notes and certain general unsecured claims pursuant our Reorganization Plan (see “Note 3—Chapter 11 reorganization”), the only other material change to our contractual commitments since December 31, 2016, relates to our contracts for drilling rig services. As of March 31, 2017, our obligations under our drilling rig contracts were $2,581.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding our financial condition and results of operations for the periods of March 22, 2017, through March 31, 2017 (Successor), and January 1, 2017, through March 21, 2017 (Predecessor), and the three months ended March 31, 2016 (Predecessor), and should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this quarterly report with the consolidated financial statements, notes and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, though as described below, such prior financial statements may not be comparable to our interim financial statements due to the adoption of fresh-start accounting. References to "Successor" or "Successor Company" relate to the financial position and results of operations of the reorganized company subsequent to March 21, 2017. References to "Predecessor" or "Predecessor Company" relate to the financial position and results of operations of the Company prior to, and including, March 21, 2017.

Statements in our discussion may be forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. For more information, see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Founded in 1988 and headquartered in Oklahoma City, we are a Mid-Continent independent oil and natural gas exploration and production company. We have capitalized on our sustained success in the Mid-Continent area in recent years by expanding our holdings to become a leading player in the liquids-rich STACK play, which is home to multiple oil-rich reservoirs including the Oswego, Meramec, Osage and Woodford formations. We also have significant production from CO2 EOR methods underscored by our activity in the North Burbank Unit in Osage County, Oklahoma, which is the single largest oil recovery unit in the state. Our reserves as of December 31, 2016, were 43% proved developed, 74% crude oil, 17% natural gas and 9% natural gas liquids.

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

Generally, our producing properties have declining production rates. Our December 31, 2016, reserve estimates reflect that our production rate on current proved developed properties will decline at annual rates of approximately 15%, 13%, and 15% for the next three years.  To grow our production and cash flow, we must find, develop and acquire new oil and natural gas reserves to replace those being depleted by production.  Substantial capital expenditures are required to find, develop and acquire oil and natural gas reserves.

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

On March 10, 2017, (the “Confirmation Date”), the Bankruptcy Court confirmed our Reorganization Plan and on March 21, 2017 (the “Effective Date”), the Reorganization Plan became effective and we emerged from bankruptcy.

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

Plan of Reorganization. Pursuant to the terms of the Reorganization Plan, which was supported by us, certain lenders under our Prior Credit Facility  (collectively, the “Lenders”) and certain holders of the Company’s Senior Notes (collectively, the “Noteholders”), the following transactions were completed subsequent to the Confirmation Date and prior to or at the Effective Date:

•

On the Effective Date, we issued or reserved for issuance 44,982,142 shares of common stock of the Successor company (“New Common Stock”), in accordance with the transactions described below. We also entered into a stockholders agreement and a Registration Rights Agreement and amended our certificate of incorporation and bylaws for the authorization of the New Common Stock and to provide registration rights thereunder, among other corporate governance actions;

•	Our Predecessor common stock was cancelled, extinguished and discharged and the Predecessor equity holders did not receive any consideration in respect of their equity interests;
•

The $1.3 billion of indebtedness, including accrued interest, attributable to our Senior Notes were exchanged for New Common Stock. In addition, we reserved shares of New Common Stock to be exchanged in settlement of $2.4 million of certain general unsecured claims. In aggregate, the shares of New Common Stock issued or to be issued in settlement of the Senior Note and these general unsecured claims represented approximately 90% of outstanding Successor common shares;

•

We completed a rights offering backstopped by certain holders of our Senior Notes (the “Backstop Parties”) which generated $50.0 million of gross proceeds. The rights offering resulted in the issuance of New Common Stock, representing approximately nine percent of outstanding Successor common shares, to holders of claims arising under the Senior Notes and to the Backstop Parties;

•	In connection with the rights offering described above, the Backstop Parties received approximately one percent of outstanding Successor common shares as a backstop fee;
•	Additional shares, representing seven percent of outstanding Successor common shares on a fully diluted basis, were authorized for issuance under a new management incentive plan;
•

Warrants to purchase 140,023 shares of New Common Stock were issued to Mr. Mark Fischer, our founder and former Chief Executive Officer, with an exercise price of $36.78 per share and expiring on June 30, 2018. The warrants were issued in exchange for consulting services provided by Mr. Fischer;

•

Our Prior Credit Facility, previously consisting of a senior secured revolving credit facility with an outstanding balance of $444 million prior to emergence, was restructured into a New Credit Facility consisting of a first-out senior secured revolving facility (“New Revolver”) and a second-out senior secured term loan (“New Term Loan”). On the Effective Date, the entire balance on the Prior Credit Facility was repaid while we received gross proceeds representing the opening balances on our New Revolver of $120 million and a New Term Loan of $150 million;

•

We paid $7.0 million for creditor-related professional fees and also funded a $11.0 million segregated account for debtor-related professional fees in connection with the reorganization related transactions described above;

•	Certain other priority or convenience class claims were paid in full in cash, reinstated or otherwise treated in a manner acceptable to the creditor claimholders;
•

Plaintiffs to one of our royalty owner litigation cases, which were identified as a separate class of creditors (Class 8) in our bankruptcy case, rejected the Reorganization Plan. If the claimants under Class 8 are permitted to file a class of proof claim on behalf of the putative class, certified on a class basis, and the plaintiffs ultimately prevail on the merits of their claims, any liability arising under judgement or settlement of the claims would be satisfied through issuance of Successor common shares. See “Note 10—Commitments and Contingencies” in Item 1 Financial Statements of this report for a discussion of the litigation.

In support of the Reorganization Plan, the Company estimated the enterprise value of the Successor to be in the range of $1.05 billion to $1.35 billion, which was subsequently approved by the Bankruptcy Court.

Fresh-start Accounting

Upon our emergence from bankruptcy, on March 21, 2017, we adopted fresh-start accounting in accordance with the provisions set forth in Accounting Standards Codification 852, Reorganizations, as (i) the Reorganization Value of our assets immediately prior to the date of confirmation was less than the post-petition liabilities and allowed claims and (ii) the holders of our existing voting shares of the Predecessor entity received less than 50% of the voting shares of the emerging entity.

Adopting fresh-start accounting results in a new financial reporting entity with no beginning or ending retained earnings or deficit balances as of the fresh-start reporting date. Upon the adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the fresh-start reporting date. Our adoption of fresh-start accounting may materially affect our results of operations following the fresh-start reporting date, as we will have a new basis in our assets and liabilities. As a result of the adoption of fresh-start reporting and the effects of the implementation of the Plan, our unaudited consolidated financial statements subsequent to March 21, 2017, may not be comparable to our unaudited consolidated financial statements prior to March 21, 2017, as such, "black-line" financial statements are presented to distinguish between the Predecessor and Successor companies. In order to facilitate the discussion and analysis herein, we have addressed the Predecessor and Successor periods discretely and have provided comparative analysis, to the extent practical, where appropriate.

Price Uncertainty and the Full-Cost Ceiling Impairment

We deal with volatility in commodity prices primarily by insuring our overall cost structure is competitive and supportive in a $40/bbl to $60/bbl oil price environment. In addition, we maintain flexibility in our capital investment program with a diversified drilling portfolio and limited long-term commitments, which enables us to respond quickly to industry price volatility. We also deal with price volatility by hedging a substantial portion of our expected future oil and natural gas production to reduce our exposure to commodity price decreases.  We currently have derivative contracts in place for oil and natural gas production in 2017, 2018 and 2019 (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).

Price volatility also impacts our business through the full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending on the balance sheet date. The average price utilized in our ceiling test calculation over the past 12 months is as follows:

	Second quarter 2016	Third quarter 2016	Year-end 2016	First quarter 2017
Crude oil ($ per Bbl)	$43.12	$41.68	$42.75	$47.61
Natural gas ($ per MMBtu)	$2.23	$2.28	$2.49	$2.73
Natural gas liquids ($ per Bbl)	$13.92	$14.03	$13.47	$17.14

As discussed above, our application of fresh start accounting to our balance sheet on March 21, 2017, resulted in the carrying value of our oil and natural gas properties being restated based on their fair value. The estimated fresh start fair value along with adjustments for activity between the March 21, 2017, and the end of the first quarter of 2017 as well as the increase in SEC average prices resulted in a carrying value that was below the full cost ceiling at quarter-end and thus a ceiling test write-down was not required.

In addition to commodity prices, our production rates, levels of proved reserves, estimated future operating expenses, estimated future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Financial and Operating Highlights

Our financial and operating performance, outside of transactions related to our emergence from bankruptcy, in the first quarter of 2017 includes the following highlights:

•

We reported a net loss of $19.7 million for the Successor period in 2017 and net income of $1,042 million for the Predecessor period in 2017 (totaling net income of $1,022 million for both Successor and Predecessor periods in 2017) largely as a result of the $642 million increase in carrying value of our net assets restated to fair value pursuant to the adoption of fresh-start accounting combined with the $372 million gain on settlement of liabilities subject to compromise. These gains are reflected in “Reorganization items, net” on our consolidated statement of operations. Significant increases in carrying value of our assets including the following:

o	$560 million increase in our unevaluated oil and gas properties primarily to capture the value of our acreage in our STACK resource play;

o	$60 million increase in our proved oil and gas properties; and
o	$19 million increase in other property and equipment.
•

Our total net production of 227 MBoe for the Successor and 1,796 MBoe for the Predecessor periods in 2017, for a total of 2,023 MBoe in 2017, declined 11% from the prior year quarter. The decline was primarily a result of decreased capital spending for the drilling and completion of wells as well as natural decline.

•

Our commodity sales of $7.8 million for the Successor and $66.5 million for the Predecessor periods in 2017, for a total of $74.3 million in 2017, were 54% higher than the prior year quarter primarily due to increases in prices on all commodities, offset partially by the production decline discussed above.

Future of Active EOR

We announced on April 28, 2017, that during the remainder of 2017, we will be pursuing strategic alternatives for our EOR assets as we shifts our strategy and portfolio to focus solely on our more profitable STACK Area. In that regard, we retained CIBC Griffis & Small as an advisor to assist in marketing its EOR assets which will commence in June or July of the current year.

Capital development

During the three months ended March 31, 2017, we incurred capital expenditures of $43.2 million. This included expenditure for completing three wells spudded in the previous year, drilling and completing one well, and drilling an additional two wells to be completed in the second quarter, as well as participating in outside operated wells, all within our STACK play. We began the year with one rig, which increased to two rigs during the first quarter and we expect to continue to drill two rigs through the second quarter. Depending on commodity pricing and asset sale proceeds, we may continue to run two rigs in the play.  We also incurred capital expenditures within our Active EOR Areas for continuing CO2 purchases, developing our North Burbank Unit and efficiently producing our other units experiencing production decline. Our oil and natural gas capital budget for 2017 is $145.9 million which we plan to fund with a combination of cash flows from operations and proceeds from the sale of non-core assets from which we expect to generate $25 million to $30 million in net proceeds.

Results of operations

Production

Production volumes by area were as follows:

	Successor	Predecessor
Production volume (MBoe)	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017	Three months ended March 31, 2016
STACK Areas
STACK - Meramec	26	190	78
STACK - Osage	19	137	170
STACK - Oswego	14	123	110
STACK - Woodford	9	98	160
STACK - Vertical	11	96	87
Total STACK Areas	79	644	605
Active EOR Projects	58	445	525
Other	90	707	1,150
Total	227	1,796	2,280

We have recently realigned our operating plays/areas to better highlight those areas where we are focusing our operations and where our current and future capital will be spent. Please see Items 1. and 2. Business and Properties of our Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of operating areas.

Our total net production of 227 MBoe for the Successor and 1,796 MBoe for the Predecessor periods in 2017, for a total of 2,023 MBoe in 2017, declined from the prior year quarter. The decline was due to production declines in all our areas outside the STACK. Areas outside the STACK, other than our North Burbank Unit, experienced declining production due to a decrease in development activity. In addition, a severe ice storm in the Oklahoma Panhandle during the Predecessor period in 2017 had an adverse impact on our oil production in our Active EOR and Other areas. Production in our STACK play increased as a result of the 11 wells that came online during the period and our participation in new outside-operated wells in this play. In our Active EOR Areas, increases in production at our North Burbank Unit as a result of ongoing investment partially mitigated the decreases experienced at our Booker, Camrick and Farnsworth units.

Revenues

Our commodity sales are derived from the production and sale of oil, natural gas and natural gas liquids. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

The following table presents information about our production and commodity sales before the effects of commodity derivative settlements:

	Successor	Predecessor
	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017	Three months ended March 31, 2016
Commodity sales (in thousands):
Oil	$6,230	$51,847	$37,065
Natural gas	785	9,140	7,350
Natural gas liquids	793	5,544	3,824
Total commodity sales	$7,808	$66,531	$48,239
Production:
Oil (MBbls)	134	1,036	1,245
Natural gas (MMcf)	344	3,046	4,100
Natural gas liquids (MBbls)	36	252	351
MBoe	227	1,796	2,280
Average daily production (Boe/d)	22,700	22,450	25,055
Average sales prices (excluding derivative settlements):
Oil per Bbl	$46.49	$50.05	$29.77
Natural gas per Mcf	$2.28	$3.00	$1.79
NGLs per Bbl	$22.03	$22.00	$10.89
Average sales price per Boe	$34.40	$37.04	$21.16

Our commodity sales of $7.8 million for the Successor and $66.5 million for the Predecessor periods in 2017, for a total of $74.3 million in 2017, were higher than the prior year quarter primarily due to increases in prices on all commodities offset partially by the production decline as shown below:

	Three months ended March 31,
	2017 vs. 2016
(in thousands)	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$23,245	62.7%
Production	$(2,233)	(6.0)%
Total change in oil sales	$21,012	56.7%
Change in natural gas sales due to:
Prices	$3,848	52.3%
Production	$(1,273)	(17.3)%
Total change in natural gas sales	$2,575	35.0%
Change in natural gas liquids sales due to:
Prices	$3,199	83.6%
Production	$(686)	(17.9)%
Total change in natural gas liquids sales	$2,513	65.7%

Derivative activities

Our results of operations, financial condition and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties. To mitigate a portion of this exposure, we have entered into various types of derivative instruments, including commodity price swaps and costless collars.

Due to defaults under the master agreements governing our derivative contracts, our outstanding derivative positions were terminated in May 2016. In December 2016, an agreement was reached with our lenders regarding the resumption of hedging activity prior to our emergence from bankruptcy and thus we began entering into new derivative instruments.

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements on realized prices:

	Successor	Predecessor
	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017	Three months ended March 31, 2016
Oil (per Bbl)(1):
Before derivative settlements	$41.31	$44.56	$25.62
After derivative settlements	$51.26	$45.48	$50.11
Post-settlement to pre-settlement price	124.1%	102.1%	195.6%
Natural gas (per Mcf):
Before derivative settlements	$2.28	$3.00	$1.79
After derivative settlements	$2.28	$3.03	$3.84
Post-settlement to pre-settlement price	100.0%	101.0%	214.5%

_______________________________________

(1)	Includes natural gas liquids.

The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

	Successor	Predecessor
	March 31,	December 31,
(in thousands)	2017	2016
Derivative assets:
Crude oil derivatives	$19,274	$(9,895)
Natural gas derivatives	271	(3,474)
Net derivative assets	$19,545	$(13,369)

The effects of derivative activities on our results of operations and cash flows were as follows for the periods indicated:

	Successor		Predecessor
	Period from March 22, 2017 through March 31, 2017		Period from January 1, 2017 through March 21, 2017		Three months ended March 31, 2016
(in thousands)	Non-cash fair value adjustment	Settlement gains	Non-cash fair value adjustment	Settlement gains	Non-cash fair value adjustment	Settlement gains
Derivative (losses) gains:
Crude oil derivatives	$(13,650)	$1,692	$42,819	$1,192	$(32,115)	$39,093
Natural gas derivatives	(157)	—	3,902	93	(3,439)	8,393
Derivative (losses) gains	$(13,807)	$1,692	$46,721	$1,285	$(35,554)	$47,486

We do not apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as “Derivative (losses) gains” in our consolidated statements of operations. The fluctuation in derivative (losses) gains from period to period is due primarily to the significant volatility of oil and natural gas prices and to changes in our outstanding derivative contracts during these periods.

Lease operating expenses

	Successor	Predecessor
	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017	Three months ended March 31, 2016
Lease operating expenses (in thousands, except per Boe data):
STACK Areas	$281	$2,170	$2,434
Active EOR Project Areas	510	8,491	9,442
Other	1,449	9,280	11,539
Total lease operating expense before bonus adjustment	2,240	19,941	23,415
Bonus adjustment	2,019	—	—
Total lease operating expense	$4,259	$19,941	$23,415
Lease operating expenses per Boe:
STACK Areas	$3.56	$3.37	$4.02
Active EOR Project Areas	$8.79	$19.08	$17.98
Other	$16.10	$13.13	$10.03
Lease operating expenses per Boe before bonus adjustment	$9.87	$11.10	$10.27
Lease operating expenses per Boe	$18.76	$11.10	$10.27

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

Total lease operating expense is not comparable across the time periods presented above in part due to the bonus adjustment depicted in the table above. Provisions set by the Bankruptcy Court during the pendency of our bankruptcy prevented us from paying bonuses in the ordinary course of business. Pursuant to these provisions, we did not accrue bonuses during 2016 and during the entire pendency of our bankruptcy. Upon emergence, we recognized expense for the entire amount of our 2016 fiscal year bonus (paid in March 2017) as well as accrued a pro rata portion of our 2017 fiscal year bonus reflecting the first three months of 2017; both adjustments totaled $2.0 million as disclosed in the table above.

Absent the bonus adjustment, lease operating expenses, which were $2.2 million and $19.9 million in the Successor and Predecessor periods in 2017, respectively, totaling $22.2 million for the three months ended March 31, 2017, were lower compared to the three months ended March 31, 2016, primarily due to reductions in our Active EOR Project Areas and Other areas.

Lease operating expenses for our STACK Areas were flat from 2016 to 2017. Although we incurred additional costs of oil field goods and services as a result of new wells coming online in 2016, these increases were offset by cost savings from improved efficiencies, which resulted in lease operating expenses being approximately unchanged from period to period. Increased production, improved efficiencies and economies of scale in this area also resulted in a decrease in cost on a Boe basis from 2016 to 2017.

Lease operating expenses for our Active EOR areas decreased from 2016 to 2017 as a result of declining production on our older, higher cost EOR projects later in their lifecycle, partially offset by the increase in production and related economies of scale in our North Burbank Unit.

The decrease in our Other Areas was primarily due to declining production due to a decrease in development activity.

Transportation and processing expenses

	Successor	Predecessor
	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017	Three months ended March 31, 2016
Transportation and processing expenses (in thousands)	$361	$2,034	$1,879
Transportation and processing expenses per Boe	$1.59	$1.13	$0.82

Transportation and processing expenses principally consist of expenditures to prepare and transport production from the wellhead to a specified sales point and processing costs of gas into natural gas liquids. Transportation and processing costs of $0.4 million and $2.0 million for the Successor and Predecessor periods in 2017, respectively, which totaled $2.4 million, increased from the three months ended March 31, 2016, due to production from new wells in our STACK with substantially higher per unit processing costs.

Production taxes (which include severance and valorem taxes)

	Successor	Predecessor
	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017	Three months ended March 31, 2016
Production taxes (in thousands)	$316	$2,417	$1,756
Production taxes per Boe	$1.39	$1.35	$0.77

Production taxes of $0.3 million and $2.4 million for the Successor and Predecessor periods in 2017, respectively, which totaled $2.7 million, increased compared to the three months ended March 31, 2016, as a result of an increase in revenues. As discussed earlier, the increase in revenues is attributable to higher prices which were partially offset by lower volumes.

Depreciation, depletion and amortization (“DD&A”)

	Successor	Predecessor
	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017	Three months ended March 31, 2016
DD&A (in thousands):
Oil and natural gas properties	$3,034	$22,193	$29,014
Property and equipment	259	1,473	1,875
Accretion of asset retirement obligation	121	1,249	919
Total DD&A	$3,414	$24,915	$31,808
DD&A per Boe:
Oil and natural gas properties	$13.90	$13.05	$13.13
Other fixed assets	$1.14	$0.82	$0.83
Total DD&A per Boe	$15.04	$13.87	$13.96

We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and costs. Thus, our DD&A rate could change significantly in the future. DD&A is not comparable between Successor and Predecessor periods as a result our implementation of fresh start accounting upon bankruptcy emergence whereupon the carrying value of our proved oil and gas properties on our balance sheet was restated to fair value. The restatement resulted in an increase in the full cost amortization base which led to a corresponding increase in the DD&A rate per equivalent unit of production for the period from March 22 to March 31, 2017. Overall DD&A for the Successor and Predecessor periods in 2017, which was $3.4 million and $24.9 million, respectively, and totaling $28.3 million, was lower than the three months ended March 31, 2016, primarily due to a decrease in production volumes between the two periods.

Asset impairments

	Successor	Predecessor
	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017	Three months ended March 31, 2016
Asset impairments (in thousands):
Loss on impairment of oil and natural gas assets	$—	$—	$77,896

Oil and natural gas asset impairments. The ceiling test calculation for our oil and natural gas properties dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending on the balance sheet date. The average price utilized in our ceiling test calculation over the past 12 months has generally followed the following pattern:

	Second quarter	Third quarter	Year-end	First quarter
	2016	2016	2016	2017
Crude oil ($ per Bbl)	$43.12	$41.68	$42.75	$47.61
Natural gas ($ per MMBtu)	$2.23	$2.28	$2.49	$2.73
Natural gas liquids ($ per Bbl)	$13.92	$14.03	$13.47	$17.14

As discussed above, our application of fresh start accounting to our balance sheet on March 21, 2017, resulted in the carrying value of our oil and natural gas properties being restated based on their fair value. The estimated fresh start fair value along with adjustments for activity between the March 21, 2017, and the end of the first quarter of 2017, as well as the increase in SEC average prices from year-end 2016 resulted in a carrying value that was below the full cost ceiling at quarter-end and thus a ceiling test write-down was not required as of March 31, 2017. The ceiling test impairment for the three months ended March 31, 2016, of $77.9 million was primarily due to the decrease in SEC prices.

General and administrative expenses (“G&A”)

	Successor	Predecessor
	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017	Three months ended March 31, 2016
G&A and cost reduction initiatives (in thousands):
Gross G&A before bonus adjustment	$928	$8,117	$8,385
Bonus adjustment	6,581	—	—
Capitalized exploration and development costs	(1,765)	(1,274)	(1,896)
Net G&A expenses	5,744	6,843	6,489
Cost reduction initiatives	6	629	3,125
Liability management expenses	—	—	5,589
Net G&A, cost reduction initiatives and liability management expenses	$5,750	$7,472	$15,203
Average G&A expense per Boe	$25.30	$3.81	$2.85
Average G&A, cost reduction initiatives and liability management expense per Boe	$25.33	$4.16	$6.67

Net G&A expense is not comparable across the time periods presented above in part due to the bonus adjustment. Provisions set by the Bankruptcy Court during the pendency of our bankruptcy prevented us from paying bonuses in the ordinary course of business. Pursuant to these provisions, we did not accrue bonuses during 2016 and during the entire pendency of our bankruptcy. Upon emergence, we recognized expense for the entire amount of our 2016 fiscal year bonus (paid in March 2017) as well as accrued a pro rata portion of our 2017 fiscal year bonus reflecting the first three months of 2017; both adjustments totaled $6.6 million as disclosed in the table above. Gross G&A of $0.9 million and $8.1 million for the Successor and Predecessor periods in 2017, totaling $9.0 million for the three months ended March 31, 2017, was higher than the prior year quarter primarily due to an increase in professional fees.

Capitalized exploration and development costs were higher during the Successor and Predecessor periods in 2017 compared to the three months ended 2016 primarily due the bonus adjustment for which a portion was capitalized.

Cost reduction initiatives include expenses related to our efforts to reduce our capital, operating and administrative costs in response to the deterioration of commodity prices. We implemented workforce reductions during both the current year and prior year periods and therefore recorded one-time severance and termination benefits in connection with the layoffs. The remaining cost reduction expense is a result of professional services we engaged to assist in these initiatives as follows (in thousands):

	Successor	Predecessor
	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017	Three months ended March 31, 2016
One-time severance and termination benefits	$1	$608	$3,036
Professional fees	5	21	89
Total cost reduction initiatives expense	$6	$629	$3,125

Liability management expenses include third party legal and professional service fees incurred from our activities to restructure our debt and in preparation for our bankruptcy petition. Such costs, to the extent that they are incremental and directly related to our bankruptcy, were recorded as “Reorganization items, net” on our consolidated statement of operations subsequent to the Petition Date.

Income Taxes

The income tax expense that was recognized for the Predecessor and Successor periods in our consolidated statement of operations is a result of current Texas margin tax on gross revenues less certain deductions. We did not record any net deferred tax benefit in the Predecessor and Successor periods in 2017 as any deferred tax asset arising from the benefit is reduced by a valuation allowance. Please see “Note 10—Income Taxes” in Item 8. Financial Statement and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2016, which contains additional information about our income taxes.

Other income and expenses

Interest expense. The following table presents interest expense for the periods indicated:

	Successor	Predecessor
(in thousands)	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017	Three months ended March 31, 2016
Senior Notes	$—	$—	$25,937
Prior Credit Facility	—	5,193	3,421
New Credit Facility	213	—	—
New Term Loan including amortization of discount	447	—	—
Bank fees, other interest and amortization of issuance costs	44	917	1,372
Capitalized interest	(54)	(248)	(1,076)
Total interest expense	$650	$5,862	$29,654
Average borrowings (including amounts subject to compromise)	$295,973	$1,678,870	$1,726,744

Total interest expense is not comparable across the time periods disclosed above. During the period from March 22 to March 31, 2017, we incurred interest related to our New Term Loan and New Revolver whereas these facilities had not been established prior to our emergence from bankruptcy. During the period from January 1 to March 21, 2017, we incurred interest related to our Prior Credit Facility but did not record any interest on our Senior Notes as we ceased accruing interest on our Senior Notes upon the filing of our bankruptcy petition. During the three months ended March 31, 2016, we incurred interest related to our Senior Notes and Prior Credit Facility. Interest expense of $0.7 million and $5.9 million for the Successor and Predecessor periods in 2017, respectively, which totaled $6.5 million for the three months ended March 31, 2017, was lower than the comparable period in 2016 primarily due to the absence of interest expense on the Senior Notes in the current year periods. We also had a reduction in capitalized interest as a result of a lower carrying amount of unevaluated purchased non-producing leasehold subsequent to the leasehold impairments recorded in 2016. As a result of applying fresh start accounting upon our emergence from bankruptcy, the carrying value of our unevaluated non-producing leasehold was significantly increased to reflect the fair value of our acreage in the STACK. In future periods subsequent to the adoption of fresh start accounting, we will not be capitalizing interest related to the fresh start gross up of the carrying value of unevaluated acreage as capitalized interest will only be calculated based on the carrying value of actual purchased leasehold.

Senior Notes issuance costs, discount and premium. In March 2016, we wrote off the remaining unamortized issuance costs, premium and discount related to our Senior Notes for a net charge of approximately $17.0 million. These deferred items are typically amortized over the life of the corresponding bond. However, as a result of not paying the interest due on our 2021 Senior Notes by the end of our 30-day grace period on March 31, 2016, we triggered an Event of Default on our Senior Notes. While uncured, the Event of Default effectively allowed the lender to demand immediate repayment, thus shortening the life of our Senior Notes to the current period. As a result, we wrote off the remaining balance of unamortized issuance costs, premium and discount.

Reorganization Items

Reorganization items reflect, where applicable, post-petition revenues, expenses, gains and losses incurred that are incremental and a direct result of the reorganization of the business. As a result of our emergence from bankruptcy, we have also recorded gains on the settlement of liabilities subject to compromise and gains from restating our balance sheet to fair values under fresh start accounting. These adjustments are discussed in “Note 3—Fresh start accounting” in Item 1. Financial Statements of this report. We have incurred significant costs associated with the reorganization and expect to incur an additional $6 million to $8 million of reorganization-related professional fees for the remainder of the year. These costs, which are presented below, are expected to significantly affect our results of operations (in thousands):

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017
	through	through
	March 31, 2017	March 21, 2017
Gains on the settlement of liabilities subject to compromise	$—	$(372,093)
Fresh start accounting adjustments	—	(641,684)
Professional fees	620	18,790
Rejection of employment contracts	—	4,573
Write off unamortized issuance costs on Prior Credit Facility	—	1,687
Total reorganization items	$620	$(988,727)

Liquidity and capital resources

Historically, our primary sources of liquidity have been cash generated from our operations, borrowings under our credit facility, private equity sales and proceeds from asset dispositions. Our primary use of cash flow has been to fund capital expenditures used to develop our oil and natural gas activities and to meet day-to day operating expenses. Upon emergence from bankruptcy, our primary sources of liquidity are cash flows from operations and borrowings under the New Credit Facility. Other potential sources of liquidity in the next twelve months include proceeds from sales of non-core assets. Our cash balance as of March 31, 2017, was approximately $32 million of which $14 million was restricted for the payment of debtor-related professional fees and convenience class claims pursuant to our Reorganization Plan. We also had borrowing availability under our New Revolver of $104.2 million. As of May 11, 2017, our cash balance was approximately $22.3 million, of which $11.4 million was restricted, with $120.0 million outstanding on our New Revolver and borrowing availability of $104.2 million. We believe that we have sufficient liquidity to fund our capital expenditures and day to day operations for the next 12 months.

Our cash flows from operating activities are subject to significant volatility due to changes in commodity prices for our crude oil, NGL and natural gas products, as well as variations in our production. The prices for these commodities are driven by a number of factors beyond our control, including global and regional product supply and demand, weather, product distribution, refining and processing capacity and other supply chain dynamics, among other factors. The level of our hedging activity and duration of the instruments employed depend on our desired cash flow protection, available hedge prices, the magnitude of our capital program and our operating strategy. We currently have derivative contracts in place for oil and natural gas production in 2017, 2018 and 2019 (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).

Sources and uses of cash

Our net change in cash is summarized as follows:

	Successor	Predecessor
(in thousands)	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017	Three months ended March 31, 2016
Cash flows (used in) provided by operating activities	$(8,401)	$14,385	$(10,251)
Cash flows (used in) provided by investing activities	(4,140)	(28,010)	870
Cash flows (used in) provided by financing activities	(88)	(127,732)	179,789
Net (decrease) increase in cash during the period	$(12,629)	$(141,357)	$170,408

Our cash flows from operating activities is derived substantially from the production and sale of oil and natural gas. Our cash flows from operating activities for the three months ended March 31, 2017, which included outflows of $8.4 million for Successor period and inflows of $14.4 million for the Predecessor period, increased over the prior year quarter as a result of an increase in revenues and a decrease in cost reduction initiatives expense. These increases were partially offset by the additional expenses to restructure our debt and in preparation for our bankruptcy petition as well as an increase in cash interest paid.

When available, we use the net cash provided by operations to partially fund our acquisition, exploration and development activities. With limited cash flows from operating activities due to low commodity prices and constraints imposed on us while in bankruptcy, our capital expenditures for the three months ended March 31, 2017, were also funded by the excess cash that we were carrying prior to our emergence.

Our cash flows from investing activities is comprised primarily of cash inflows from asset dispositions and derivative settlement receipts offset by cash outflows for capital expenditures and derivative settlement payments.

Our actual costs incurred, including costs that we have accrued for during the three months ended March 31, 2017, and our budgeted 2017 capital expenditures for oil and natural gas properties are summarized in the table below.

	2017 Capital Expenditures				2017 Capital
(in thousands)	STACK	Active EOR Areas	Other	Total	Expenditures Budget (1) (2)
Acquisitions	$3,889	$—	$—	$3,889	5,401
Drilling	23,060	784	—	23,844	83,147
Enhancements	1,361	7,283	2,335	10,979	34,570
Pipeline and field infrastructure	—	364	—	364	7,942
CO2 purchases	—	4,075	—	4,075	14,857
Total	$28,310	$12,506	$2,335	$43,151	$145,917
(1)	Includes $47.4 million allocated to our EOR project areas as follows: enhancements of $24.6 million, pipeline and field infrastructure of $7.9 million and CO2 purchases of $14.9 million..
(2)	Budget categories presented include allocations of capitalized interest and general and administrative expenses.

Net cash used in investing activities during the Successor period in 2017 was comprised of cash outflows for capital expenditure of $5.8 million and cash inflows from derivative settlement receipts of $1.7 million. Net cash used in investing activities during the Predecessor period in 2017 was comprised of cash outflows for capital expenditure of $31.2 million, cash inflows from derivative settlement receipts of $1.3 million and cash inflows from asset sales of $1.9 million. Net cash provided by investing activities during the three months ended March 31, 2016, of the Predecessor, was comprised primarily of cash outflows for capital expenditure of $47.1 million, cash inflows from derivative settlement receipts of $47.5 million and cash inflows from asset sales of $0.5 million.

We had minimal cash flows from financing activities during the Successor period in 2017. Cash flows from financing activities during the Predecessor period in 2017 is comprised primarily of cash outflows for repayments of debt and capital leases of $445.4 million and payment of $2.4 million in debt issuance costs partially offset by cash inflows of $270.0 million from new borrowings. The large repayments and borrowings of debt reflect the extinguishment of our Prior Credit Facility and establishment of our New Credit Facility upon our emergence from bankruptcy. During the three months ended March 31, 2016, of the Predecessor, we borrowed $181.0 million on our debt and made repayments of $0.6 million on our debt and $0.6 million on our capital leases.

Indebtedness

Debt consists of the following as of the dates indicated:

(in thousands)	March 31, 2017	December 31, 2016
New Revolver	$120,000	$—
New Term Loan, net of $745 and $0 of discount	149,255	—
Prior Credit Facility	—	444,440
Real estate and equipment notes	9,665	10,029
Capital lease obligations	16,308	16,946
Unamortized debt issuance costs	(1,649)	(2,303)
	$293,579	$469,112

Liabilities Subject to Compromise

The following table summarizes the components of “Liabilities subject to compromise” included on our Consolidated Balance Sheet immediately prior to emergence on March 21, 2017:

(in thousands)	March 21, 2017
Accounts payable and accrued liabilities	$6,687
Accrued payroll and benefits payable	3,949
Revenue distribution payable	3,050
Senior Notes and associated accrued interest	1,267,410
Liabilities subject to compromise	$1,281,096

As discussed earlier, claims from the Senior Notes and associated interest along with approximately $3 million in general unsecured claims were settled upon emergence through the issuance of Successor common stock. The remaining claims were either paid or reinstated in full.

Credit Facilities

Our Prior Credit Facility, previously consisting of a senior secured revolving credit facility with an outstanding balance of $444 million prior to emergence, was restructured into a New Credit Facility consisting of the New Revolver and New Term Loan. On the Effective Date, the entire balance on the Prior Credit Facility was repaid while we received gross proceeds, before lender fees, representing the opening balances on our New Revolver of $120 million and a New Term Loan of $150 million.

 New Term Loan. The loan, which is collateralized by our oil and natural gas properties, is scheduled to mature on March 21, 2021. Interest on the outstanding amount of the New Term Loan will accrue at an interest rate equal to either: (a) the Alternate Base Rate (as defined in the New Credit Facility) plus a 6.75% margin or (b) the Adjusted LIBO Rate (as defined in the New Credit Facility), plus a 7.75% margin with a 1.00% floor on the Adjusted LIBO Rate. We are required to make scheduled, mandatory principal payments in the amount of $1.2 million in calendar 2017, $1.5 million in 2018, $3.8 million in 2019 and $6.8 million in 2020 with the remaining outstanding balance due upon maturity.

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

The New Credit Facility contain covenants and events of default customary for oil and natural gas reserve-based lending facilities including restrictions on additional debt, guarantees, liens, restricted payments, investments and hedging activity. Additionally, our New Credit Facility specifies events of default, including non-payment, breach of warranty, non-performance of covenants, default on other indebtedness or swap agreements, certain adverse judgments, bankruptcy events and change of control, among others. The financial covenants require that we maintain: (1) a Current Ratio (as defined in the New Credit Facility) of no less than 1.00 to 1.00, (2) an Asset Coverage Ratio (as defined in the New Credit Facility) of no less than 1.35 to 1.00, (3) Liquidity (as defined in the New Credit Facility) of at least $25.0 million and (4) a Ratio Total Debt to EBITDAX (as defined in the New Credit

Facility) of no greater than 3.5 to 1.0 calculated on a trailing four-quarter basis. We are required to comply with these covenants for each fiscal quarter ending on and after March 31, 2017, except for the Asset Coverage Ratio, for which compliance is required semiannually.

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

Other than changes to our credit facility and the discharge of our Senior Notes and certain general unsecured claims pursuant our Reorganization Plan, the only other material change to our contractual commitments since December 31, 2016, relates to our contracts for drilling rig services. As of March 31, 2017, our obligations under our drilling rig contracts were $2.6 million.

Financial position

Although not directly comparable between Successor and Predecessor, we believe that the following discussion of material changes in our balance sheet may be useful:

	Successor	Predecessor
	March 31,	December 31,
(in thousands)	2017	2016	Change
Assets
Cash and cash equivalents	$32,494	$186,480	$(153,986)
Derivative instruments	19,545	—	19,545
Property and equipment	56,136	41,347	14,789
Total oil and natural gas properties	1,192,427	555,184	637,243
Liabilities
Accounts payable and accrued liabilities	60,262	42,442	17,820
Long-term debt and capital leases, classified as current	4,588	469,112	(464,524)
Long-term debt and capital leases, less current maturities	288,991	—	288,991
Derivative instruments	—	13,369	(13,369)
Liabilities subject to compromise	—	1,284,144	(1,284,144)
Total stockholders' equity (deficit)	929,380	(1,042,153)	1,971,533
•	The decrease in cash is primarily due to repayments to extinguish the Prior Credit Facility which was partially offset by proceeds from the New Credit Facility and our rights offering.
•	Derivative instruments flipped from a net liability to a net asset as a result of the decrease in strip prices of oil and natural gas relative to year-end 2016.
•	The increase to property and equipment was primarily due to a fair value gross up as a result of adopting fresh start accounting.
•

The increase to oil and natural gas properties was primarily due to a fair value gross up as a result of adopting fresh start accounting. See “Note 3 — Fresh start accounting” in Item 1. Financial Statements of this report.

•

Accounts payable and accrued liabilities are higher as a result of reinstatement of amounts upon emergence from bankruptcy that were previously subject to compromise. The balance was also higher as a result of our accrual for debtor-related professional fees related to our reorganization.

•

Long term debt was lower in total due to the extinguishment of the Prior Credit Facility which was partially offset by new borrowings under the New Credit Facility. Furthermore, all long term debt was previously classified as current due to the potential acceleration from being in default while in bankruptcy. Upon emergence, debt is classified as current vs. noncurrent according to scheduled repayments.

•	Liabilities subject to compromised have been settled pursuant to the provisions under our Reorganization Plan by exchange of equity, payment or reinstatement.
•

Total stockholders’ equity increased as a result of the exchange of debt for equity under our Reorganization Plan, the gain from settlement of our liabilities subject to compromise and the gain from our fresh-start accounting adjustments.

Non-GAAP financial measure and reconciliation

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

	Successor	Predecessor
(in thousands)	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017	Three months ended March 31, 2016
Net loss	$(19,683)	$1,041,959	$(138,406)
Interest expense	650	5,862	29,654
Income tax expense	1	37	132
Depreciation, depletion, and amortization	3,414	24,915	31,808
Non-cash change in fair value of derivative instruments	13,807	(46,721)	35,554
Gain on settlement of liabilities subject to compromise	—	(372,093)	—
Fresh start accounting adjustments	—	(641,684)	—
Upfront premiums paid on settled derivative contracts	—	—	(5,319)
Interest income	—	(133)	(29)
Stock-based compensation expense	—	155	(1,022)
Loss (gain) on sale of assets	—	(206)	(68)
Loss on impairment of assets	—	—	77,896
Write-off of debt issuance costs, discount and premium	—	1,687	16,970
Restructuring, reorganization and other	626	24,297	3,125
Adjusted EBITDA	$(1,185)	$38,075	$50,295

Our New Credit Facility requires us to maintain a current ratio, as defined in New Credit Facility, of not less than 1.0 to 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our New Credit Facility, we consider the current ratio calculated under our New Credit Facility to be a useful measure of our liquidity because it includes the funds available to us under our Credit Facility and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. The following table discloses the current ratio for our loan compliance compared to the ratio calculated per GAAP:

(dollars in thousands)	March 31, 2017
Current assets per GAAP	$104,079
Plus—Availability under senior secured revolving credit facility	104,172
Less—Short-term derivative instruments	(10,001)
Current assets as adjusted	$198,250
Current liabilities per GAAP	$84,743
Less—Current asset retirement obligation	(6,066)
Less—Current maturities of long term debt	(4,588)
Less—Short-term derivative instruments	—
Current liabilities as adjusted	$74,089
Current ratio per GAAP	1.23
Current ratio for loan compliance (1)	2.68

______________________________________________________

(1)	The Company did not provide financial covenant calculations to our credit facility lender during bankruptcy while our debt was in default, hence the ratio as of December 31, 2016, is not disclosed.

Critical accounting policies

For a discussion of our critical accounting policies, which remain unchanged, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations ” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Commodity prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our New Credit Facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our production for the three months ended March 31, 2017, our gross revenues from oil and natural gas sales would change approximately $1.5 million for each $1.00 change in oil and natural gas liquid prices and $0.3 million for each $0.10 change in natural gas prices.

To mitigate a portion of our exposure to fluctuations in commodity prices, we enter into various types of derivative instruments, which in the past have included commodity price swaps, collars, put options, enhanced swaps and basis protection swaps. We do not apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as “Derivative (losses) gains” in the consolidated statements of operations. This can have a significant impact on our results of operations due to the volatility of the underlying commodity prices. Please see “Note 6—Derivative instruments” in Item 1. Financial statements of this report for further discussion of our derivative instruments.

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

The fair value of our outstanding derivative instruments at March 31, 2017, was a net asset of $19.5 million. Based on our outstanding derivative instruments as of March 31, 2017, summarized below, a 10% increase in the March 31, 2017, forward curves used to mark-to-market our derivative instruments would have decreased our net asset position to a net liability of $13.0 million, while a 10% decrease would have increased our net asset position to $52.1 million.

Our outstanding oil derivative instruments as of March 31, 2017, are summarized below:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Purchased puts	Sold calls
April - June 2017
Oil swaps	938	$54.98	$—	$—
July - September 2017
Oil swaps	883	$54.97	$—	$—
October - December 2017
Oil swaps	883	$54.97	$—	$—
January - March 2018
Oil swaps	540	$54.92	$—	$—
Oil collars	45	$—	$50.00	$60.50
April - June 2018
Oil swaps	546	$54.92	$—	$—
Oil collars	46	$—	$50.00	$60.50
July - September 2018
Oil swaps	515	$54.92	$—	$—
Oil collars	46	$—	$50.00	$60.50
October - December 2018
Oil swaps	515	$54.92	$—	$—
Oil collars	46	$—	$50.00	$60.50
January - March 2019
Oil swaps	333	$54.26	$—	$—
April - June 2019
Oil swaps	337	$54.26	$—	$—
July - September 2019
Oil swaps	321	$54.26	$—	$—
October - December 2019
Oil swaps	321	$54.26	$—	$—

Our outstanding natural gas derivative instruments as of March 31, 2017, are summarized below:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu
April - June 2017
Natural gas swaps	2,499	$3.34
July - September 2017
Natural gas swaps	2,342	$3.34
October - December 2017
Natural gas swaps	2,250	$3.33
January - March 2018
Natural gas swaps	1,530	$3.03
April - June 2018
Natural gas swaps	1,433	$3.03
July - September 2018
Natural gas swaps	1,449	$3.03
October - December 2018
Natural gas swaps	1,449	$3.03
January - March 2019
Natural gas swaps	819	$2.86
April - June 2019
Natural gas swaps	828	$2.86
July - September 2019
Natural gas swaps	838	$2.86
October - December 2019
Natural gas swaps	837	$2.86
Interest rates.  As of March 31, 2017, borrowings bear interest at the Alternate Base Rate, as defined under the New Credit Facility, plus the applicable margin. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level under our New Credit Facility of $270.0 million, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $2.7 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017, at the reasonable assurance level.

Changes in Internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please see “Note 10—Commitments and contingencies” in Item 1. Financial Statements of this report for a discussion of our material legal proceedings. In our opinion, there are no other material pending legal proceedings to which we are a party or of which any of our property is the subject. However, due to the nature of our business, certain legal or administrative proceedings may arise from time to time in the ordinary course of business. While the outcome of these legal matters cannot be predicted with certainty, we do not expect them to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

During the first quarter of 2017, there have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, except for the following:

Risks Related to our Emergence from Chapter 11 Bankruptcy

We recently emerged from bankruptcy, which could adversely affect our business and relationships.

It is possible that our having filed for bankruptcy and our recent emergence from the Chapter 11 bankruptcy proceedings could adversely affect our business and relationships with customers, vendors, royalty or working interest owners, contractors, employees or suppliers. Due to uncertainties, many risks exist, including the following:

•	key suppliers could terminate their relationship or require financial assurances or enhanced performance;
•	the ability to renew existing contracts and compete for new business may be adversely affected;
•	the ability to attract, motivate and/or retain key executives and employees may be adversely affected;
•	employees may be distracted from performance of their duties or more easily attracted to other employment opportunities;
•	landowners may not be willing to lease acreage to us; and
•	competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations in the future.

Our actual financial results after emergence from bankruptcy may not be comparable to our historical financial information as a result of the implementation of the Reorganization Plan and the transactions contemplated thereby and our adoption of fresh start accounting.

In connection with the disclosure statement we filed with the Bankruptcy Court, and the hearing to consider confirmation of the Reorganization Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Reorganization Plan and our ability to continue operations upon our emergence from bankruptcy. Those projections were prepared solely for the purpose of the bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. Although the financial projections disclosed in our disclosure statement filed with the Bankruptcy Court represent our view based on then current known facts and assumptions about the future operations of the Company there is no guarantee that the financial projections will be realized. We may not be able to meet the projected financial results or achieve projected revenues and cash flows assumed in projecting future business prospects. To the extent we do not meet the projected financial results or achieve projected revenues and cash flows, we may lack sufficient liquidity to continue operating as planned and may be unable to service our debt obligations as they come due or may not be able to meet our operational needs. Any one of these failures may preclude us from, among other things: (a) taking advantage of future opportunities; (b) growing our businesses; or (c) responding to future changes in the oil and gas industry. Further, our failure to meet the projected financial results or achieve projected revenues and cash flows could lead to cash flow and working capital constraints, which constraints may require us to seek additional working capital. We may not be able to obtain such working capital when it is required.

In addition, upon our emergence from bankruptcy, we adopted fresh start accounting, as a consequence of which our assets and liabilities were adjusted to fair values and the opening balance of our accumulated deficit upon emergence from bankruptcy was restated to zero. Accordingly, our future financial conditions and results of operations may not be comparable to the financial condition or results of operations reflected in the Company’s historical financial statements.

Upon our emergence from bankruptcy, the composition of our Board of Directors changed significantly.

Pursuant to the Reorganization Plan, the composition of the Board changed significantly. Upon emergence, the Board is now made up of seven directors, with a new non-executive Chairman of the Board, and of which six will not have previously served on the Board. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the Board and, thus, may have different views on the issues that will determine the future of the Company. There is no guarantee that the new Board will pursue, or will pursue in the same manner, our current strategic plans. As a result, the future strategy and plans of the Company may differ materially from those of the past.

The ability to attract and retain key personnel is critical to the success of our business and may be affected by our emergence from bankruptcy.

The success of our business depends on key personnel. The ability to attract and retain these key personnel may be difficult in light of our emergence from bankruptcy, the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. Our ability to retain key personnel is further challenged by our recent announcement regarding our plans to pursue strategic alternatives for our EOR assets which comprise a significant portion of our business. We may need to enter into retention or other arrangements that could be costly to maintain. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.

Our ability to utilize our net operating loss carryforwards (“NOLs”) may be limited as a result of our emergence from bankruptcy.

In general, Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future taxable income in the event of a change in ownership. Emergence from Chapter 11 bankruptcy proceedings resulted in a change in ownership for purposes of the IRC Section 382. The Company analyzed alternatives available within the IRC to taxpayers in Chapter 11 bankruptcy proceedings in order to minimize the impact of the ownership change and cancellation of indebtedness income on its tax attributes. Upon filing its 2017 U.S. Federal income tax return, the Company plans to elect an available alternative which would likely result in the Company experiencing a limitation that subjects existing tax attributes at emergence to an IRC Section 382 limitation that could result in some or all of the remaining net operating loss carryforwards expiring unused. However, the Company will continue to evaluate the remaining available alternative which would not subject existing tax attributes to an IRC Section 382 limitation.

Limitations imposed on our ability to use NOLs to offset future taxable income may cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Similar rules and limitations may apply for state income tax purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Please see “Note 2—Chapter 11 reorganization” in Item 1. Financial Statements of this report for a discussion of our default upon senior securities.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date: May 15, 2017

EXHIBIT INDEX

Exhibit No.	Description

2.1*

First Amended Joint Plan of Reorganization for Chaparral Energy, Inc. and its Affiliate Debtors Under Chapter 11 of the Bankruptcy Code, dated March 7, 2017 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on March 14, 2017)

3.1*	Third Amended and Restated Certificate of Incorporation of Chaparral Energy, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 27, 2017)

3.2*	Amended and Restated Bylaws of Chaparral Energy, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on March 27, 2017)

4.1*

Registration Rights Agreement, dated as of March 21, 2017, by and among Chaparral Energy, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 27, 2017)

4.2*

Warrant Agreement dated as of March 21, 2017, among Chaparral Energy, Inc. and Computershare Inc. as warrant agent (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 27, 2017)

4.3*

Stockholders Agreement, dated as of March 21, 2017, by and among Chaparral Energy, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on March 27, 2017)

10.1*

Form of Indemnification Agreement between Chaparral Energy, Inc. and the directors and officers of Chaparral Energy, Inc. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on March 27, 2017)

10.2*

Amended and Restated Credit Agreement dated as of March 21, 2017, among Chaparral Energy, Inc. as borrower, the lenders and prepetition borrowers party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 27, 2017)

10.3†	Amended and Restated Employment Agreement, dated as of March 21, 2017, by and between the Company and K. Earl Reynolds

10.4†	Amended and Restated Employment Agreement, dated as of March 21, 2017, by and between the Company and Joseph O. Evans

10.5†	Amended and Restated Employment Agreement, dated as of March 21, 2017, by and between the Company and James M. Miller

31.1	Certification by Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*

Findings of Fact, Conclusions of Law and Order Confirming the First Amended Joint Plan of Reorganization for Chaparral Energy, Inc. and its Affiliate Debtors Under Chapter 11 of the Bankruptcy Code, as entered by the Bankruptcy Court on March 10, 2017 (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on March 14, 2017)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference; †Management contract or compensatory plan or arrangement