Form 10-Q
period 2017-06-30
Chaparral Energy, Inc.
filed 2017-08-14
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Explanatory Note: The registrant was a voluntary filer within the past 90 days and was not subject to the filing requirements of the Securities Exchange Act of 1934 for such period.)

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

Number of shares outstanding of each of the issuer’s classes of common stock as of August 14, 2017:

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

These forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In addition to the risk factors described in Part II, Item 1A. Risk Factors of this report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, the factors include:

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

GLOSSARY OF CERTAIN DEFINED TERMS

The terms defined in this section are used throughout this Form 10-Q:

Active EOR Areas	Areas where we are currently or where we plan to inject and/or recycle CO2 as a means of oil recovery.

Basin	A low region or natural depression in the earth’s crust where sedimentary deposits accumulate.

Bankruptcy Court	United States Bankruptcy Court for the District of Delaware

Bbl	One stock tank barrel of 42 U.S. gallons liquid volume used herein in reference to crude oil, condensate, or natural gas liquids.

BBtu	One billion British thermal units.

Boe	Barrels of oil equivalent using the ratio of six thousand cubic feet of natural gas to one barrel of oil.

Boe/d	Barrels of oil equivalent per day.

Btu	British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

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

New Credit Facility

Ninth Restated Credit Agreement, dated as of March 21, 2017, by and among, Chaparral Energy, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and The Lenders and Prepetition Borrowers Party thereto.

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets

	Successor	Predecessor
	June 30,	December 31,
(dollars in thousands, except share data)	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,267	$186,480
Accounts receivable, net	59,901	46,226
Inventories, net	5,289	7,351
Prepaid expenses	2,677	3,886
Derivative instruments	23,275	—
Total current assets	108,409	243,943
Property and equipment, net	53,902	41,347
Oil and natural gas properties, using the full cost method:
Proved	661,695	4,323,964
Unevaluated (excluded from the amortization base)	604,927	20,353
Accumulated depreciation, depletion, amortization and impairment	(30,583)	(3,789,133)
Total oil and natural gas properties	1,236,039	555,184
Derivative instruments	13,081	—
Other assets	3,340	5,513
Total assets	$1,414,771	$845,987

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets—continued

	Successor	Predecessor
	June 30,	December 31,
(dollars in thousands, except share data)	2017	2016
	(unaudited)
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$64,495	$42,442
Accrued payroll and benefits payable	9,634	3,459
Accrued interest payable	679	732
Revenue distribution payable	13,009	9,426
Long-term debt and capital leases, classified as current	4,813	469,112
Derivative instruments	—	7,525
Total current liabilities	92,630	532,696
Long-term debt and capital leases, less current maturities	305,572	—
Derivative instruments	—	5,844
Deferred compensation	836	—
Asset retirement obligations	64,988	65,456
Liabilities subject to compromise	—	1,284,144
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Predecessor preferred stock, 600,000 shares authorized, none issued and outstanding as of December 31, 2016	—	—
Predecessor Class A Common stock, $0.01 par value, 10,000,000 shares authorized and 333,686 shares issued and outstanding as of December 31, 2016	—	4
Predecessor Class B Common stock, $0.01 par value, 10,000,000 shares authorized and 344,859 shares issued and outstanding as of December 31, 2016	—	3
Predecessor Class C Common stock, $0.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding as of December 31, 2016	—	2
Predecessor Class E Common stock, $0.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding as of December 31, 2016	—	5
Predecessor Class F Common stock, $0.01 par value, 1 share authorized, issued, and outstanding as of December 31, 2016	—	—
Predecessor Class G Common stock, $0.01 par value, 3 shares authorized and 2 shares issued and outstanding as of December 31, 2016	—	—
Predecessor additional paid in capital	—	425,231
Successor preferred stock, 5,000,000 shares authorized, none issued and outstanding as of June 30, 2017	—	—
Successor Class A Common stock, $0.01 par value, 180,000,000 shares authorized and 37,110,630 shares issued and outstanding as of June 30, 2017	371	—
Successor Class B Common stock, $0.01 par value, 20,000,000 shares authorized and 7,871,512 shares issued and outstanding as of June 30, 2017	79	—
Successor additional paid in capital	948,613	—
Retained earnings (accumulated deficit)	1,682	(1,467,398)
Total stockholders' equity (deficit)	950,745	(1,042,153)
Total liabilities and stockholders' equity (deficit)	$1,414,771	$845,987

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of operations

(Unaudited)

	Successor	Predecessor
	Three months	Three months
	ended	ended
(in thousands, except share and per share data)	June 30, 2017	June 30, 2016
Revenues - commodity sales	$74,048	$65,990
Costs and expenses:
Lease operating	23,059	22,756
Transportation and processing	3,067	2,185
Production taxes	3,383	2,882
Depreciation, depletion and amortization	30,851	32,964
Loss on impairment of oil and gas assets	—	203,183
Loss on impairment of other assets	—	1,259
General and administrative	8,973	6,804
Liability management	—	3,807
Cost reduction initiatives	115	14
Total costs and expenses	69,448	275,854
Operating income (loss)	4,600	(209,864)
Non-operating (expense) income:
Interest expense	(5,051)	(20,153)
Derivative gains (losses)	23,474	(21,400)
Other (expense) income, net	(551)	210
Net non-operating (expense) income	17,872	(41,343)
Reorganization items, net	(1,070)	(5,355)
Income (loss) before income taxes	21,402	(256,562)
Income tax expense	37	92
Net income (loss)	$21,365	$(256,654)
Net income per share:
Basic	$0.47	*
Diluted	$0.47	*
Weighted average shares used to compute net income per share:
Basic	44,982,142	*
Diluted	44,982,142	*

 ____________________________________________________________

* Item not disclosed. See “Note 1—Nature of operations and summary of significant accounting policies.”

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of operations—continued

(Unaudited)

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Six months
	through	through	ended
(in thousands, except share and per share data)	June 30, 2017	March 21, 2017	June 30, 2016
Revenues - commodity sales	$81,856	$66,531	$114,229
Costs and expenses:
Lease operating	27,318	19,941	46,171
Transportation and processing	3,428	2,034	4,064
Production taxes	3,699	2,417	4,638
Depreciation, depletion and amortization	34,265	24,915	64,772
Loss on impairment of oil and gas assets	—	—	281,079
Loss on impairment of other assets	—	—	1,259
General and administrative	14,717	6,843	13,293
Liability management	—	—	9,396
Cost reduction initiatives	121	629	3,139
Total costs and expenses	83,548	56,779	427,811
Operating (loss) income	(1,692)	9,752	(313,582)
Non-operating (expense) income:
Interest expense	(5,701)	(5,862)	(49,807)
Derivative gains (losses)	11,359	48,006	(9,468)
Write-off of Senior Note issuance costs, discount and premium	—	—	(16,970)
Other (expense) income, net	(556)	1,373	346
Net non-operating (expense) income	5,102	43,517	(75,899)
Reorganization items, net	(1,690)	988,727	(5,355)
Income (loss) before income taxes	1,720	1,041,996	(394,836)
Income tax expense	38	37	224
Net income (loss)	$1,682	$1,041,959	$(395,060)
Net income per share:
Basic	$0.04	*	*
Diluted	$0.04	*	*
Weighted average shares used to compute net income per share:
Basic	44,982,142	*	*
Diluted	44,982,142	*	*

____________________________________________________________

* Item not disclosed. See “Note 1—Nature of operations and summary of significant accounting policies.”

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of stockholders’ equity (deficit)

				Retained
			Additional	earnings
	Common stock		paid in	(accumulated
(dollars in thousands)	Shares	Amount	capital	deficit)	Total
Balance at December 31, 2016 - Predecessor	1,392,706	$14	$425,231	$(1,467,398)	$(1,042,153)
Restricted stock forfeited	(1,454)	—	—	—	—
Restricted stock cancelled	(8,964)	—	—	—	—
Stock-based compensation	—	—	194	—	194
Net income	—	—	—	1,041,959	1,041,959
Balance at March 21, 2017 - Predecessor	1,382,288	14	425,425	(425,439)	—
Cancellation of Predecessor equity	(1,382,288)	(14)	(425,425)	425,439	—
Balance at March 21, 2017 - Predecessor	—	$—	$—	$—	$—

Issuance of Successor common stock - rights offering	4,197,210	$42	$49,985	$—	$50,027
Issuance of Successor common stock - backstop premium	367,030	4	—	—	4
Issuance of Successor common stock - settlement of claims	40,417,902	404	898,510	—	898,914
Issuance of Successor warrants	—	—	118	—	118
Balance at March 21, 2017 - Successor	44,982,142	450	948,613	—	949,063
Net income	—	—	—	1,682	1,682
Balance at June 30, 2017 - Successor	44,982,142	$450	$948,613	$1,682	$950,745

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows

(Unaudited)

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Six months
	through	through	ended
(in thousands)	June 30, 2017	March 21, 2017	June 30, 2016
Cash flows from operating activities
Net income (loss)	$1,682	$1,041,959	$(395,060)
Adjustments to reconcile net loss to net cash provided by operating activities
Non-cash reorganization items	—	(1,012,090)	—
Depreciation, depletion and amortization	34,265	24,915	64,772
Loss on impairment of assets	—	—	282,338
Write-off of Senior Note issuance costs, discount and premium	—	—	16,970
Derivative (gains) losses	(11,359)	(48,006)	9,468
Loss (gain) on sale of assets	863	(206)	(66)
Other	1,120	645	1,998
Change in assets and liabilities
Accounts receivable	(11,973)	198	(12,006)
Inventories	1,596	466	1,837
Prepaid expenses and other assets	1,830	(497)	(557)
Accounts payable and accrued liabilities	(14,098)	8,733	22,519
Revenue distribution payable	1,983	(1,875)	(354)
Deferred compensation	582	143	(424)
Net cash provided by (used in) operating activities	6,491	14,385	(8,565)
Cash flows from investing activities
Expenditures for property, plant, and equipment and oil and natural gas properties	(61,198)	(31,179)	(88,901)
Proceeds from asset dispositions	1,929	1,884	487
Proceeds from derivative instruments	8,355	1,285	74,847
Net cash used in investing activities	(50,914)	(28,010)	(13,567)
Cash flows from financing activities
Proceeds from long-term debt	18,000	270,000	181,000
Repayment of long-term debt	(720)	(444,785)	(1,096)
Proceeds from rights offering, net	—	50,031	—
Principal payments under capital lease obligations	(713)	(568)	(1,234)
Payment of other financing fees	—	(2,410)	—
Net cash provided by (used in) financing activities	16,567	(127,732)	178,670
Net (decrease) increase in cash and cash equivalents	(27,856)	(141,357)	156,538
Cash and cash equivalents at beginning of period	45,123	186,480	17,065
Cash and cash equivalents at end of period	$17,267	$45,123	$173,603

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited)

(dollars in thousands, except per share amounts)

Note 1: Nature of operations and summary of significant accounting policies

Nature of operations

Chaparral Energy, Inc. and its subsidiaries (collectively, “we”, “our”, “us”, or the “Company”) are involved in the acquisition, exploration, development, production and operation of oil and natural gas properties. Our properties are located primarily in Oklahoma and Texas. To facilitate our financial statement presentations, we refer to the post-emergence reorganized company in these consolidated financial statements and footnotes as the “Successor” for periods subsequent to March 21, 2017, and to the pre-emergence company as “Predecessor” for periods prior to March 21, 2017. As discussed in “Note 2—Chapter 11 Reorganization,” we filed voluntary petitions for bankruptcy relief and subsequently operated as debtor in possession, in accordance with the applicable provisions of the Bankruptcy Code, until our emergence from bankruptcy on March 21, 2017. The cancellation of all existing shares outstanding followed by the issuance of new shares in the reorganized Company upon our emergence from bankruptcy caused a related change of control under US GAAP. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Reorganization Plan, the Company’s consolidated financial statements on or after March 21, 2017, are not comparable with the consolidated financial statements prior to that date.

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

The financial information as of June 30, 2017 (Successor), the three months ended June 30, 2017 (Successor), and 2016 (Predecessor), the periods of March 22, 2017, through June 30, 2017 (Successor) and January 1, 2017, through March 21, 2017 (Predecessor), and the six months ended June 30, 2016 (Predecessor), is unaudited. The financial information as of December 31, 2016, has been derived from the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016. In management’s opinion, such information contains all adjustments considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three months ended June 30, 2017 and the periods of March 22, 2017, through June 30, 2017 (Successor), and January 1, 2017, through March 21, 2017 (Predecessor), are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2017.

Cash and cash equivalents

We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of June 30, 2017, cash with a recorded balance totaling approximately $13,981 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.

As of December 31, 2016, we had restricted cash of $1,400 which was required to be maintained during the pendency of our bankruptcy. The restricted cash is included in “Cash and cash equivalents” in our consolidated balance sheets. As of June 30, 2017, we no longer had restricted cash.

Accounts receivable

We have receivables from joint interest owners and oil and natural gas purchasers which are generally uncollateralized. Accounts receivable consisted of the following:

	Successor	Predecessor
	June 30,	December 31,
	2017	2016
Joint interests	$22,190	$13,818
Accrued commodity sales	30,756	31,304
Derivative settlements	5,164	—
Other	2,349	1,657
Allowance for doubtful accounts	(558)	(553)
	$59,901	$46,226

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

Inventories

Inventories consisted of the following:

	Successor	Predecessor
	June 30,	December 31,
	2017	2016
Equipment inventory	$3,725	$8,165
Commodities	1,564	1,418
Inventory valuation allowance	—	(2,232)
	$5,289	$7,351

Oil and natural gas properties

Costs associated with unevaluated oil and natural gas properties are excluded from the amortizable base until a determination has been made as to the existence of proved reserves. Unevaluated leasehold costs are transferred to the amortization base with the costs of drilling the related well upon proving up reserves of a successful well or upon determination of a dry or uneconomic well under a process that is conducted each quarter. Furthermore, unevaluated oil and natural gas properties are reviewed for impairment if events and circumstances exist that indicate a possible decline in the recoverability of the carrying amount of such property. The impairment assessment is conducted at least once annually and whenever there are indicators that impairment has occurred. In assessing whether impairment has occurred, we consider factors such as intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; assignment of proved reserves; and economic viability of development if proved reserves are assigned. Upon determination of impairment, all or a portion of the associated leasehold costs are transferred to the full cost pool and become subject to amortization. The processes above are applied to unevaluated oil and natural gas properties on an individual basis or as a group if properties are individually insignificant. Our future depreciation, depletion and amortization rate would increase if costs are transferred to the amortization base without any associated reserves.

In the past, the costs associated with unevaluated properties typically related to acquisition costs of unproved acreage. As a result of fresh start accounting, a substantial portion of the carrying value of our unevaluated properties are the result of a fair value increase to reflect the value of our acreage in our STACK play (see “Note 3—Fresh start accounting”).

The costs of unevaluated oil and natural gas properties consisted of the following:

	Successor	Predecessor
	June 30,	December 31,
	2017	2016
Leasehold acreage	$588,088	$15,455
Capitalized interest (1)	591	1,894
Wells and facilities in progress of completion	16,248	3,004
Total unevaluated oil and natural gas properties excluded from amortization	$604,927	$20,353

________________________________

(1)

As of June 30, 2017, this amount reflects the cumulative interest capitalized on the historical acquisition cost of leasehold acreage subsequent to our establishing opening balances under fresh start accounting. Interest is not capitalized on amounts related to the fair value increase to leasehold acreage as a result of applying fresh start accounting.

Ceiling Test. In accordance with the full cost method of accounting, the net capitalized costs of oil and natural gas properties are not to exceed their related PV-10 value, net of tax considerations, plus the cost of unproved properties not being amortized.

Our estimates of oil and natural gas reserves as of June 30, 2017, and the related PV-10 value, were prepared using an average price for oil and natural gas on the first day of each month for the prior twelve months as required by the SEC. As discussed in “Note 3—Fresh start accounting,” the application of fresh start accounting to our balance sheet on March 21, 2017, resulted in the carrying value of our oil and natural gas properties being restated based on their fair value.

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

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of our industry.

As of the bankruptcy emergence date of March 21, 2017, we were in a net deferred tax asset position and based on our anticipated operating results in subsequent quarters, we project being in a net deferred tax asset position at December 31, 2017. We believe it is more likely than not that these deferred tax assets will not be realized, and accordingly, recorded a full valuation allowance against our net deferred tax assets as of March 21, 2017, and as of June 30, 2017.

We will continue to evaluate whether the valuation allowance is needed in future reporting periods. The valuation allowance will remain until we can determine that the net deferred tax assets are more likely than not to be realized. Future events or new evidence which may lead us to conclude that it is more likely than not that our net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings,  improvements in oil prices, and taxable events that could result from one or more transactions. The valuation allowance does not prevent future utilization of the tax attributes if we recognize taxable income. As long as we conclude that the valuation allowance against our net deferred tax assets is necessary, we likely will not have any additional deferred income tax expense or benefit.

The benefit of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the consolidated financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. Interest and penalties, if any, related to uncertain tax positions would be recorded in interest expense and other expense, respectively. There were no uncertain tax positions at June 30, 2017, and December 31, 2016.

As described in “Note 2—Chapter 11 Reorganization,” elements of the Reorganization Plan provided that our indebtedness related to Senior Notes and certain general unsecured claims were exchanged for Successor common stock in settlement of those claims. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a Chapter 11 bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is determined based on the fair market value of the consideration received by the creditors in settlement of outstanding indebtedness. As a result of the market value of equity upon emergence from Chapter 11 bankruptcy proceedings, the estimated amount of CODI is approximately $61,000, which will reduce the value of the Company’s net operating losses. The actual reduction in tax attributes does not occur until the first day of the Company’s tax year subsequent to the date of emergence, or January 1, 2018. The reduction of net operating losses is expected to be fully offset by a corresponding decrease in valuation allowance.

The IRC provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future taxable income in the event of a change in ownership. Emergence from Chapter 11 bankruptcy proceedings resulted in a change in ownership for purposes of the IRC Section 382. We analyzed alternatives available within the IRC to taxpayers in Chapter 11 bankruptcy proceedings in order to minimize the impact of the ownership change and CODI on our tax attributes. Upon filing our 2017 U.S. Federal income tax return, we plan to elect an available alternative which would likely result in the Company experiencing a limitation that subjects existing tax attributes at emergence to an IRC Section 382 limitation that could result in some or all of the remaining net operating loss carryforwards expiring unused. However, we will continue to evaluate the remaining available alternatives which would not subject existing tax attributes to an IRC Section 382 limitation.

Liability management

Liability management expenses, which were incurred in the prior year, include third party legal and professional service fees incurred from our activities to restructure our debt and in preparation for our bankruptcy petition. As a result of our Chapter 11 petition, such expenses, to the extent that they are incremental and directly related to our bankruptcy reorganization, are reflected in “Reorganization items” in our consolidated statements of operations.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

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

	Successor	Predecessor
	Three months	Three months
	ended	ended
	June 30, 2017	June 30, 2016
One-time severance and termination benefits	$111	$—
Professional fees	4	14
Total cost reduction initiatives expense	$115	$14

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Six months
	through	through	ended
	June 30, 2017	March 21, 2017	June 30, 2016
One-time severance and termination benefits	$112	$608	$3,036
Professional fees	9	21	103
Total cost reduction initiatives expense	$121	$629	$3,139

Earnings per share

We have not historically presented earnings per share (“EPS”) because our common stock did not previously trade on a public market, either on a stock exchange or in the over-the-counter market. Accordingly, we were permitted under accounting guidance to omit such disclosure. However, the OTCQB tier of the OTC Markets Group Inc. began quoting our Class A common stock on May 26, 2017, under the symbol “CHPE”. From May 18, 2017, through May 25, 2017, our Class A common stock was quoted on the OTC Pink marketplace under the symbol “CHHP”. Our Class B common stock is not listed or quoted on the OTCQB or any other stock exchange or quotation system. In light of these facts, we are presenting basic and diluted EPS for all Successor periods subsequent to our emergence from bankruptcy but will not be presenting EPS for any Predecessor period. EPS for all Successor periods disclosed is based on the 44,982,142 shares that were issued pursuant to the Company’s Reorganization Plan. Outstanding warrants to purchase 140,023 shares of common stock at an exercise price of $36.78 per share could potentially be dilutive for Successor periods. However, these warrants were antidilutive for all Successor periods in 2017, based on average trading prices since our common stock began trading on the over-the-counter market and thus have been excluded from the denominator in computing diluted EPS.

Recently adopted accounting pronouncements

In March 2016, the FASB issued authoritative guidance with the objective to simplify several aspects of the accounting for share-based payments, including accounting for income taxes when awards vest or are settled, statutory withholdings and accounting for forfeitures. Classification of these aspects on the statement of cash flows is also addressed. We have adopted this guidance, which was effective for fiscal periods beginning after December 15, 2016, and interim periods thereafter, in the current quarter, with no material impact to our financial statements or results of operation. We did not have any previously unrecognized excess tax benefits that required an adjustment to the opening balance of retained earnings under the modified retrospective transition method required by the guidance.

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

(dollars in thousands, except per share amounts)

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

In May 2014, the FASB issued authoritative guidance that supersedes previous revenue recognition requirements and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The new standard allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. During 2015 and 2016, the FASB released further updates that, among others, provided supplemental guidance and clarification to this topic including clarification on principal vs. agent considerations and identifying performance obligations and licensing. We are currently evaluating the effect the new standard and its subsequent updates will have on our financial statements and results of operations. In 2017, we established an implementation team and engaged external advisers to develop a multi-phase plan to assess our business and contracts, as well as any changes to processes to adopt the requirements of the new standard and its related updates. We are currently evaluating our oil and gas marketing contracts for any potential impact.

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

In June 2016, the FASB issued authoritative guidance which modifies the measurement of expected credit losses of certain financial instruments. The guidance is effective for fiscal years beginning after December 15, 2020, however early adoption is permitted for fiscal years beginning after December 15, 2018. The updated guidance impacts our financial statements primarily due to its effect on our accounts receivables. Our history of accounts receivable credit losses almost entirely relates to receivables from joint interest owners in our operated oil and natural gas wells. Based on this history and on mitigating actions we are permitted to take to offset potential losses such as netting past due amounts against revenue and assuming title to the working interest, we do not expect this guidance to materially impact our financial statements or results of operations.

In August 2016, the FASB issued authoritative guidance which provides clarification on how certain cash receipts and cash payments are presented and classified on the statement of cash flows. The guidance is effective for fiscal years beginning after

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

December 15, 2017, and is required to be adopted using a retrospective approach if practicable. Early adoption is permitted. We do not expect this guidance to have a material impact on our consolidated statement of cash flows.

In May 2017, the FASB issued authoritative guidance which provides clarification on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. The guidance is effective for fiscal years, including interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted in any interim period. The guidance should be applied prospectively to an award modified on or after the adoption date. We plan to early adopt this guidance on July 1, 2017. Since we do not currently have any outstanding share-based awards, we do not expect the guidance to materially impact our financial statements or results of operations.

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
•

The $1,267,410 of indebtedness, including accrued interest, attributable to our Senior Notes was exchanged for New Common Stock. In addition, we issued or reserved shares of New Common Stock to be exchanged in settlement of $2,439 of certain general unsecured claims. In aggregate, the shares of New Common Stock issued or to be issued in settlement of the Senior Note and these general unsecured claims represented approximately 90% percent of outstanding Successor common shares;

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

(dollars in thousands, except per share amounts)

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

Liabilities subject to compromise. In accordance with ASC 852 “Reorganizations,” our financial statements include amounts classified as liabilities subject to compromise which represent estimates of pre-petition obligations that were allowed as claims in our bankruptcy case. These liabilities are reported at the amounts allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. The amounts disclosed below as of March 21, 2017, reflect the liabilities immediately prior to our Reorganization Plan becoming effective. As part of the Reorganization Plan, the Bankruptcy Court approved the settlement of these claims and they were subsequently settled in cash or equity, reinstated or otherwise reserved for at emergence.

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

Adopting fresh start accounting results in a new reporting entity for financial reporting purposes with no beginning retained earnings or deficit. The cancellation of all existing shares outstanding on the Effective Date and issuance of new shares in the reorganized Company caused a related change of control under US GAAP. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Reorganization Plan, the Predecessor and Successor periods may lack comparability, as required in Accounting Standards Codification Topic 205, Presentation of Financial Statements (“ASC 205”). ASC 205 states that financial statements are required to be presented comparably from year to year, with any exceptions to comparability clearly disclosed. Therefore, “black-line” financial statements are presented to distinguish between the Predecessor and Successor periods.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

Enterprise Value and Reorganization Value

Reorganization value represents the fair value of the Company’s total assets prior to the consideration of liabilities and is intended to approximate the amount a willing buyer would pay for the Company's assets immediately after restructuring. The reorganization value was allocated to the Company’s individual assets based on their estimated fair values.

The Company’s reorganization value was derived from enterprise value. Enterprise value represents the estimated fair value of an entity's long-term debt and equity. The enterprise value of the Company on the Effective Date, as approved by the Bankruptcy Court in support of the Plan, was estimated to be within a range of $1,050,000 to $1,350,000 with a mid-point value of $1,200,000. Based upon the various estimates and assumptions necessary for fresh start accounting, as further discussed below, the estimated enterprise value was determined to be $1,200,000 before consideration of cash and cash equivalents and outstanding debt at the Effective Date.

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

(dollars in thousands, except per share amounts)

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

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

Consolidated balance sheet

The following consolidated balance sheet is as of March 21, 2017. This consolidated balance sheet includes adjustments that reflect the consummation of the transactions contemplated by the Reorganization Plan (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”) as of the Effective Date:

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

(dollars in thousands, except per share amounts)

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

(dollars in thousands, except per share amounts)

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

Reorganization items

We use this category to reflect, where applicable, post-petition revenues, expenses, gains and losses that are direct and incremental as a result of the reorganization of the business. Reorganization items are as follows:

	Successor	Predecessor
	Three months	Three months
	ended	ended
	June 30, 2017	June 30, 2016
Professional fees	$1,070	$5,355
Total reorganization items	$1,070	$5,355

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Six months
	through	through	ended
	June 30, 2017	March 21, 2017	June 30, 2016
Gains on the settlement of liabilities subject to compromise	$—	$(372,093)	$—
Fresh start accounting adjustments	—	(641,684)	—
Professional fees	1,690	18,790	5,355
Rejection of employment contracts	—	4,573	—
Write off unamortized issuance costs on Prior Credit Facility	—	1,687	—
Total reorganization items	$1,690	$(988,727)	$5,355

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

Note 4: Supplemental disclosures to the consolidated statements of cash flows

Supplemental disclosures to the consolidated statements of cash flows are presented below:

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Six months
	through	through	ended
	June 30, 2017	March 21, 2017	June 30, 2016
Net cash provided by operating activities included:
Cash payments for interest	$7,273	$4,105	$13,158
Interest capitalized	(595)	(248)	(1,699)
Cash payments for interest, net of amounts capitalized	$6,678	$3,857	$11,459
Cash payments for income taxes	$150	$—	$250
Cash payments for reorganization items	$15,997	$11,405	$399
Non-cash investing activities included:
Asset retirement obligation additions and revisions	$1,589	$716	$1,299
Change in accrued oil and gas capital expenditures	$14,195	$5,387	$(19,474)

Note 5: Debt

As of the dates indicated, debt consisted of the following:

	Successor	Predecessor
	June 30,	December 31,
	2017	2016 (2)
New Revolver	$138,000	$—
New Term Loan, net of discount of $698 and $0, respectively	148,869	—
Prior Credit Facility	—	444,440
Real estate mortgage note	9,311	9,595
Installment notes payable	86	434
Capital lease obligations	15,665	16,946
Unamortized debt issuance costs (1)	(1,546)	(2,303)
Total debt, net	310,385	469,112
Less current portion	4,813	469,112
Total long-term debt, net	$305,572	$—

(1)

Debt issuance costs are presented as a direct deduction from debt rather than an asset pursuant to recent accounting guidance. The balance on June 30, 2017, was related to the New Revolver while the balance on December 31, 2016, was related to the Prior Credit Facility.

(2)	Senior Notes have not been included in this table as they were classified as “Liabilities subject to compromise.”

Prior to our emergence from bankruptcy, our debt primarily consisted of the Prior Credit Facility and our Senior Notes. On the Effective Date, our obligations under the Senior Notes which included principal and accrued interest, and previously classified as liabilities subject to compromise, were fully extinguished in exchange for equity in the Successor. In addition, our Prior Credit Facility, previously consisting of a senior secured revolving credit facility, was restructured into the New Credit Facility consisting of the New Revolver and the New Term Loan. On the Effective Date, the entire balance on the Prior Credit Facility in the amount of $444,440 was repaid while we received gross proceeds, before lender fees, representing the opening balances on our New Revolver of $120,000 and a New Term Loan of $150,000. See “Note 6—Debt” in Item 8. Financial Statement and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2016, for further details on our pre-emergence debt facilities.

New Term Loan

The New Term Loan, which is collateralized by our oil and natural gas properties, is scheduled to mature on March 21, 2021. Interest on the outstanding amount of the New Term Loan will accrue at an interest rate equal to either: (a) the Alternate Base Rate (as defined in the New Credit Facility) plus a 6.75% margin or (b) the Adjusted LIBO Rate (as defined in the New Credit Facility), plus a 7.75% margin with a 1.00% floor on the Adjusted LIBO Rate. As of June 30, 2017, our outstanding borrowings were accruing interest at the Adjusted LIBO Rate which resulted in an interest rate of 8.84%.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

We are required to make scheduled, mandatory principal payments in respect of the New Term Loan according to the schedule below, with the remaining outstanding balance due upon maturity:

Total payments for 2017	$1,183
Total payments for 2018	1,500
Total payments for 2019	3,750
Total payments for 2020	6,750
Total mandatory payments	$13,183

New Revolver

The New Revolver is a $400,000 facility collateralized by our oil and natural gas properties and is scheduled to mature on March 21, 2021. Availability under our New Revolver is subject to a borrowing base based on the value of our oil and natural gas properties and set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request an additional borrowing base redetermination once between each scheduled redetermination or upon the occurrence of certain specified events. The banks establish a borrowing base by making an estimate of the collateral value of our oil and natural gas properties. If oil and natural gas prices decrease from the amounts used in estimating the collateral value of our oil and natural gas properties, the borrowing base may be reduced, thus reducing funds available under the borrowing base. The initial borrowing base on the Effective Date was $225,000 and the first borrowing base redetermination has been set for on or about May 1, 2018. Availability on the New Revolver as of June 30, 2017, after taking into account outstanding borrowings and letters of credit on that date, was $86,172.

Interest on the outstanding amounts under the New Revolver will accrue at an interest rate equal to either (i) the Alternate Base Rate plus a margin that ranges between 2.00% to 3.00% depending on utilization or (ii) the Adjusted LIBO Rate applicable to one, two, three or six month borrowings plus a margin that ranges between 3.00% to 4.00% depending on utilization. In the case that an Event of Default (as defined under the New Credit Facility) occurs, the applicable rate while in default will be the Alternate Base Rate plus an additional 2.00% and plus the applicable margin. As of June 30, 2017, our outstanding borrowings were accruing interest at the Adjusted LIBO Rate which resulted in an interest rate of 4.63%.

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

The financial covenants require that we maintain: (1) a Current Ratio (as defined in the New Credit Facility) of no less than 1.00 to 1.00, (2) an Asset Coverage Ratio (as defined in the New Credit Facility) of no less than 1.35 to 1.00, (3) Liquidity (as defined in the New Credit Facility) of at least $25,000 and (4) a Ratio of Total Debt to EBITDAX (as defined in the New Credit Facility) of no greater than 3.5 to 1.0 calculated on a trailing four-quarter basis. We are required to comply with these covenants for each fiscal quarter ending on and after March 31, 2017, except for the Asset Coverage Ratio, for which compliance is required semiannually as of January 1 and July 1 of each year. We were in compliance with these financials covenants as of June 30, 2017.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

Write-off of Senior Note issuance costs, discount and premium

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

The following table summarizes our crude oil derivatives outstanding as of June 30, 2017:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Purchased puts	Sold calls
2017
Swaps	1,766	$54.97	$—	$—
2018
Swaps	2,116	$54.92	$—	$—
Collars	183	$—	$50.00	$60.50
2019
Swaps	1,312	$54.26	$—	$—

The following table summarizes our natural gas derivatives outstanding as of June 30, 2017:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu
2017
Swaps	4,592	$3.34
2018
Swaps	5,861	$3.03
2019
Swaps	3,322	$2.86

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

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

	Successor			Predecessor
	June 30, 2017			December 31, 2016
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Natural gas derivative contracts	$1,466	$(148)	$1,318	$184	$(3,658)	$(3,474)
Crude oil derivative contracts	35,038	—	35,038	—	(9,895)	(9,895)
Total derivative instruments	36,504	(148)	36,356	184	(13,553)	(13,369)
Less:
Netting adjustments (1)	148	(148)	—	184	(184)	—
Derivative instruments - current	23,275	—	23,275	—	(7,525)	(7,525)
Derivative instruments - long-term	$13,081	$—	$13,081	$—	$(5,844)	$(5,844)

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

Effect of derivative instruments on the consolidated statements of operations

We do not apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as “Derivative gains (losses)” in the consolidated statements of operations.

“Derivative gains (losses)” in the consolidated statements of operations are comprised of the following:

	Successor	Predecessor
	Three months	Three months
	ended	ended
	June 30, 2017	June 30, 2016
Change in fair value of commodity price derivatives	$16,811	$(127,684)
Settlement gains on commodity price derivatives	6,663	15,140
Settlement gains on early terminations of commodity price derivatives	—	91,144
Total derivative gains (losses)	$23,474	$(21,400)

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Six months
	through	through	ended
	June 30, 2017	March 21, 2017	June 30, 2016
Change in fair value of commodity price derivatives	$3,004	$46,721	$(163,238)
Settlement gains on commodity price derivatives	8,355	1,285	62,626
Settlement gains on early terminations of commodity price derivatives	—	—	91,144
Total derivative gains (losses)	$11,359	$48,006	$(9,468)

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

(dollars in thousands, except per share amounts)

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

Recurring fair value measurements

As of June 30, 2017, and December 31, 2016, our financial instruments recorded at fair value on a recurring basis consisted of commodity derivative contracts (see “Note 6—Derivative instruments”). We had no Level 1 assets or liabilities. Our derivative contracts classified as Level 2 consisted of commodity price swaps which are valued using an income approach. Future cash flows from the commodity price swaps are estimated based on the difference between the fixed contract price and the underlying published forward market price. Our derivative contracts classified as Level 3 consisted of collars. The fair value of these contracts is developed by a third-party pricing service using a proprietary valuation model, which we believe incorporates the assumptions that market participants would have made at the end of each period. Observable inputs include contractual terms, published forward pricing curves, and yield curves. Significant unobservable inputs are implied volatilities. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. We review these valuations and the changes in the fair value measurements for reasonableness. All derivative instruments are recorded at fair value and include a measure of our own nonperformance risk for derivative liabilities or our counterparty credit risk for derivative assets.

The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	Successor			Predecessor
	June 30, 2017			December 31, 2016
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$35,599	$(148)	$35,451	$184	$(13,455)	$(13,271)
Significant unobservable inputs (Level 3)	905	—	905	—	(98)	(98)
Netting adjustments (1)	(148)	148	—	(184)	184	—
	$36,356	$—	$36,356	$—	$(13,369)	$(13,369)

(1)

Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty. Positive and negative positions with counterparties are netted on the balance sheet only to the extent that they relate to the same current versus noncurrent classification.

Changes in the fair value of our derivative instruments, classified as Level 3 in the fair value hierarchy, were as follows for the periods presented:

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Six months
	through	through	ended
Net derivative assets (liabilities)	June 30, 2017	March 21, 2017	June 30, 2016
Beginning balance	$715	$(98)	$123,068
Realized and unrealized gains (losses) included in derivative gains (losses)	190	813	(9,216)
Settlements received	—	—	(113,852)
Ending balance	$905	$715	$—
Gains relating to instruments still held at the reporting date included in derivative gains (losses) for the period	$190	$813	$—

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

Nonrecurring fair value measurements

Asset retirement obligations. Additions to the asset and liability associated with our asset retirement obligations are measured at fair value on a nonrecurring basis. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the first six months of 2017 and 2016 were escalated using an annual inflation rate of 2.30% and 2.42%, respectively. The estimated future costs to dispose of properties added once we emerged from bankruptcy through June 30, 2017, were discounted, depending on the economic remaining estimated life of the property or the expected timing of the plugging and abandonment activity, with a credit-adjusted risk-free rate ranging from 5.20% to 7.63%. The discount rate used for the six months ended June 30, 2016, was our weighted average credit-adjusted risk-free interest rate of 20.00%. These estimates may change based upon future inflation rates and changes in statutory remediation rules. See “Note 8—Asset retirement obligations” for additional information regarding our asset retirement obligations.

Fair value of other financial instruments

Our significant financial instruments, other than derivatives, consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and debt. We believe the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments.

The carrying value and estimated fair value of our debt, were as follows:

	Successor		Predecessor
	June 30, 2017		December 31, 2016
Level 2	Carrying value (1)	Estimated fair value	Carrying value (1)	Estimated fair value
New Revolver	$138,000	$138,000	$—	$—
New Term Loan	149,567	149,567	—	—
Other secured debt	9,397	9,397	10,029	10,029
9.875% Senior Notes due 2020	—	—	298,000	268,200
8.25% Senior Notes due 2021	—	—	384,045	344,680
7.625% Senior Notes due 2022	—	—	525,910	470,689

(1)	The carrying value excludes deductions for debt issuance costs and discounts.

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

Counterparty credit risk

Our derivative contracts are executed with institutions, or affiliates of institutions, that are parties to our credit facilities at the time of execution, and we believe the credit risks associated with all of these institutions are acceptable. We do not require collateral or other security from counterparties to support derivative instruments. Master agreements are in place with each of our derivative counterparties which provide for net settlement in the event of default or termination of the contracts under each respective agreement. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivatives. Our loss is further limited as any amounts due from a defaulting counterparty that is a Lender, or an affiliate of a Lender, under our credit facilities can be offset against amounts owed to such counterparty Lender. As of June 30, 2017, the counterparties to our open derivative contracts consisted of four financial institutions.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

The following table summarizes our derivative assets and liabilities which are offset in the consolidated balance sheets under our master netting agreements. It also reflects the amounts outstanding under our credit facilities that are available to offset our net derivative assets due from counterparties that are lenders under our credit facilities.

	Offset in the consolidated balance sheets			Gross amounts not offset in the consolidated balance sheets
	Gross assets (liabilities)	Offsetting assets (liabilities)	Net assets (liabilities)	Derivatives (1)	Amounts outstanding under credit facilities	Net amount
Successor - June 30, 2017
Derivative assets	$36,504	$(148)	$36,356	$—	$(36,356)	$—
Derivative liabilities	(148)	148	—	—	—	—
	$36,356	$—	$36,356	$—	$(36,356)	$—

Predecessor - December 31, 2016
Derivative assets	$184	$(184)	$—	$—	$—	$—
Derivative liabilities	(13,553)	184	(13,369)	—	—	(13,369)
	$(13,369)	$—	$(13,369)	$—	$—	$(13,369)

_____________________________________________________

(1) Since positive and negative positions with a counterparty are netted on the balance sheet only to the extent that they relate to the same current versus noncurrent classification, these represent remaining amounts that could have been offset under our master netting agreements.

We did not post additional collateral under any of these contracts as all of our counterparties are secured by the collateral under our credit facilities. Payment on our derivative contracts could be accelerated in the event of a default on our New Credit Facility. The aggregate fair value of our derivative liabilities subject to acceleration in the event of default was $148 at June 30, 2017.

Note 8: Asset retirement obligations

The following table provides a summary of our asset retirement obligation activity:

Liability for asset retirement obligations as of December 31, 2016 (Predecessor)	$72,137
Liabilities incurred in current period	535
Liabilities settled and disposed in current period	(869)
Revisions in estimated cash flows	181
Accretion expense	1,249
Liability for asset retirement obligations as of March 21, 2017 (Predecessor)	$73,233
Fair value fresh-start adjustment	$(2,757)
Liability for asset retirement obligations as of March 21, 2017 (Successor)	$70,476
Liabilities incurred in current period	1,204
Liabilities settled and disposed in current period	(984)
Revisions in estimated cash flows	385
Accretion expense	1,091
Liability for asset retirement obligations as of June 30, 2017 (Successor)	$72,172
Less current portion included in accounts payable and accrued liabilities	7,184
Asset retirement obligations, long-term	$64,988

See “Note 7—Fair value measurements” for additional information regarding fair value assumptions associated with our asset retirement obligations.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

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

2015 Cash Incentive Plan

We adopted the Long-Term Cash Incentive Plan (the “2015 Cash LTIP”) on August 7, 2015. The 2015 Cash LTIP provides additional cash compensation to certain employees of the Company in the form of awards that generally vest in equal annual increments over a four year period. Since the awards do not vary according to the value of the Company’s equity, the awards are not considered “stock-based compensation” under accounting guidance. We accrue for the cost of each annual increment over the period service is required to vest.

A summary of compensation expense for the 2015 Cash LTIP is presented below:

	Successor	Predecessor
	Three months	Three months
	ended	ended
	June 30, 2017	June 30, 2016
2015 Cash LTIP expense (net of amounts capitalized)	$594	$225
2015 Cash LTIP payments	—	—

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Six months
	through	through	ended
	June 30, 2017	March 21, 2017	June 30, 2016
2015 Cash LTIP expense (net of amounts capitalized)	$607	$5	$385
2015 Cash LTIP payments	—	42	42

On April 3, 2017, the Company awarded an additional $3,321 under the 2015 Cash LTIP. As of June 30, 2017, the outstanding liability accrued for our 2015 Cash LTIP, based on requisite service provided, was $1,799.

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

(dollars in thousands, except per share amounts)

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

Stock-based compensation cost

Compensation cost is calculated net of forfeitures. As allowed by recent accounting guidance, we will recognize the impact of forfeitures due to employee terminations on expense as they occur instead of incorporating an estimate of such forfeitures. For awards with performance conditions, we will assess the probability that a performance condition will be achieved at each reporting period to determine whether and when to recognize compensation cost.

A portion of stock-based compensation cost associated with employees involved in our acquisition, exploration, and development activities has been capitalized as part of our oil and natural gas properties. The remaining cost is reflected in lease operating and general and administrative expenses in the consolidated statements of operations. We have not incurred stock-based compensation expense from our Effective Date through June 30, 2017, as there were no awards granted during this period and all previously outstanding awards were cancelled on the Effective Date. Stock-based compensation expense is as follows for the periods indicated:

	Predecessor
	Period from January 1, 2017 through March 21, 2017	Three months ended June 30, 2016	Six months ended June 30, 2016
Stock-based compensation cost (credit)	$194	$383	$(515)
Less: stock-based compensation cost capitalized	(39)	(77)	(202)
Stock-based compensation expense (credit)	$155	$306	$(717)
Payments for stock-based compensation	$—	$—	$49

The credit for stock-based compensation for the six months ended June 30, 2016, was primarily a result of forfeitures from our workforce reduction in January 2016 and lower valuations of our liability-based awards. As of June 30, 2017, and December 31, 2016, accrued payroll and benefits payable included $0 and $0, respectively, for stock-based compensation costs expected to be settled within the next twelve months. We did not have any unrecognized compensation cost as of June 30, 2017.

Note 10: Commitments and contingencies

Standby letters of credit (“Letters”) available under our Credit Facility are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had Letters outstanding totaling $828 as of June 30, 2017, and December 31, 2016. When amounts under the Letters are paid by the lenders, interest accrues on the amount paid at the same interest rate applicable to borrowings under the Credit Facility. No amounts were paid by the lenders under the Letters; therefore, we paid no interest on the Letters during the six months ended June 30, 2017 or 2016.

Litigation and Claims

Chapter 11 Proceedings. Commencement of the Chapter 11 Cases automatically stayed many of the proceedings and actions against us noted below as well as other claims and actions that were or could have been brought prior to May 9, 2016, and the claims remain subject to bankruptcy court jurisdiction. In connection with the proofs of claim asserted during bankruptcy from the proceedings or actions below, we are unable to estimate the amounts that will be allowed through the Bankruptcy proceedings due to the complexity and number of legal and factual issues presented by the matters and uncertainties with respect to, amongst other things,

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

the nature of the claims and defenses, the potential size of the classes, the scope and types of the properties and agreements involved, and the ultimate potential outcomes of the matters. As a result, no reserves were established within our liabilities in connection with the proceedings and actions described below. To the extent that any of these legal proceedings result in a claim being allowed against us, pursuant to the terms of the Reorganization Plan, such claims will be satisfied through the issuance of new stock in the Company or, if the amount is such claim is below the convenience class threshold, through cash settlement.

Naylor Farms, Inc., individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On June 7, 2011, an alleged class action was filed against us in the United States District Court for the Western District of Oklahoma (“Naylor Trial Court”) alleging that we improperly deducted post-production costs from royalties paid to plaintiffs and other royalty interest owners as categorized in the petition from crude oil and natural gas wells located in Oklahoma (“Naylor Farms Case”). The purported class includes non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The plaintiffs have alleged a number of claims, including breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek termination of leases, recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the alleged class. We have responded to the Naylor Farms petition, denied the allegations and raised arguments and defenses. Plaintiffs filed a motion for class certification in October 2015. In addition, the plaintiffs filed a motion for summary judgment asking the court to determine as a matter of law that natural gas is not marketable until it is in the condition and location to enter an interstate pipeline. Responsive briefs to both motions were filed in the fourth quarter of 2015. On May 20, 2016, we filed a Notice of Suggestion of Bankruptcy with the Naylor Trial Court, informing the court that we had filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In response, on May 23, 2016, the court issued an order administratively closing the case, subject to reopening depending on the disposition of the bankruptcy proceedings. On July 22, 2016, attorneys for the putative class filed a motion in the Bankruptcy Court asking the court to lift the automatic stay and allow the case to proceed in the Naylor Trial Court. We did not object to lifting the automatic stay with regard to this case for the limited purpose of allowing the Naylor Trial Court to rule on the pending motion for class certification. On January 17, 2017, the Naylor Trial Court certified a modified class of plaintiffs with oil and gas leases containing specific language. The modified class constitutes less than 60% of the leases the Plaintiffs originally sought to certify. On January 30, 2017, the Company filed a motion for reconsideration with the Naylor Trial Court, asking the court to rule the class cannot be immediately certified because Plaintiffs did not define dates for class membership. Plaintiffs responded the class should include claims reaching back to December 1, 1999, to which we responded the statute of limitations should limit the beginning of the class period to June 1, 2006. The Naylor Trial Court denied our motion for reconsideration on April 18, 2017, issuing an order certifying the class to include only claims relating back to June 1, 2006. On May 1, 2017, we filed a Petition for Permission to Appeal Class Certification Order with the Tenth Circuit Court of Appeals (the “Tenth Circuit”). Plaintiffs objected, but on June 6, 2017, the Tenth Circuit granted permission to appeal the class certification order.

The plaintiffs have indicated they seek damages in excess of $5,000, which may increase with the passage of time, a majority of which damages would be comprised of interest. In addition to filing claims on behalf of the named plaintiffs and associated parties, plaintiffs’ attorneys filed a proof of claim on behalf of the putative class claiming in excess of $150,000 in our Chapter 11 Cases. The Company objected to treatment of the claim on a class basis, asserting the claim should be addressed on an individual basis. The Bankruptcy Court heard testimony and arguments regarding class-wide treatment of the claim on February 28, 2017. On May 24, 2017, the Bankruptcy Court denied the Company’s objection, ruling the plaintiffs may file a claim on behalf of the class. We appealed the Bankruptcy Court order on June 7, 2017. This order did not establish liability or otherwise address the merits of the plaintiffs’ claims, to which we will also object. Under the Reorganization Plan, the Plaintiffs are identified as a separate class of creditors, Class 8. Class 8 claims are entitled to receive their pro rata share of new stock issued to the holders of general unsecured claims (including claims of the Noteholders). Although the members of Class 8 voted to reject the Plan, the Bankruptcy Court confirmed the Plan on March 10, 2017, without objection by the Plaintiffs. If the plaintiffs ultimately prevail on the merits of their claims, any liability arising under judgment or settlement of the unsecured claims would be satisfied through the issuance of new stock in the Company. We continue to dispute the plaintiffs’ allegations, dispute the case meets the requirements for class certification, and are objecting to the claims both individually and on a class-wide basis.

Amanda Dodson, individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On May 10, 2013, Amanda Dodson filed a complaint against us in the District Court of Mayes County, Oklahoma, (“Dodson Case”) with an allegation similar to those asserted in the Naylor Farms case related to post-production deductions, and include claims for breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek termination of leases, recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the alleged class. The alleged class includes non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. We have responded to the Dodson petition, denied the allegations and raised a number of affirmative defenses. At the time we filed our Bankruptcy Petitions, a class had not been certified and discovery had not yet commenced. The plaintiffs in the Dodson case did not file proofs of claim either for the putative class or the putative class representative. The case was voluntarily dismissed without prejudice on July 19, 2017.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

Martha Donelson and John Friend, on behalf of themselves and on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On August 11, 2014, an alleged class action was filed against us, as well as several other operators in Osage County, in the United States District Court for the Northern District of Oklahoma, alleging claims on behalf of the named plaintiffs and all similarly situated Osage County land owners and surface lessees. The plaintiffs challenged leases and drilling permits approved by the Bureau of Indian Affairs without the environmental studies allegedly required under the National Environmental Protection (NEPA). The plaintiffs assert claims seeking recovery for trespass, nuisance, negligence and unjust enrichment. Relief sought includes declaring oil and natural gas leases and drilling permits obtained in Osage County without a prior NEPA study void ab initio, removing us from all properties owned by the class members, disgorgement of profits, and compensatory and punitive damages. On March 31, 2016, the Court dismissed the case against the federal agencies named as defendants, and therefore against all defendants, as an improper challenge under NEPA and the Administrative Procedures Act. On April 29, 2016, the plaintiffs filed a motion to alter or amend the court’s opinion and vacate the judgment, arguing the court does have jurisdiction to hear the claims and dismissal of the federal defendants does not require dismissal of the oil company defendants. The plaintiffs also filed a motion to file an amended complaint to cure the deficiencies which the court found in the dismissed complaint. Several defendants have filed briefs objecting to plaintiffs’ motions. On May 20, 2016, the Company filed a Notice of Suggestion of Bankruptcy, informing the court that we had filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, and has not responded to the plaintiffs’ motions. After a motion for reconsideration was denied, Plaintiffs filed a Notice of Appeal on December 6, 2016. On December 30, 2016, the Court of Appeals entered an Order Abating Appeal due to pending bankruptcy proceedings of multiple defendants. On January 13, 2017, Plaintiffs responded to the Order Abating Appeal, asking the Court to proceed with the appeal. The Court lifted the stay as to Chaparral on April 13, 2017 and we joined the answer filed by other non-federal defendants which had been filed on March 24, 2017. The Court has not ruled on the appeal.

As the plaintiffs in the Donelson case did not file proofs of claim either for the putative class or the putative class representatives, we anticipate any monetary liability related to this claim will be discharged. We dispute plaintiffs’ allegations and dispute that the case meets the requirements for a class action.

Lisa West and Stormy Hopson, individually and as class representatives on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On February 18, 2016, an alleged class action was filed against us, as well as several other operators in the District Court of Pottawatomie County, State of Oklahoma (“West Case”), alleging claims on behalf of named plaintiffs and all similarly situated persons having an insurable real property interest in eight counties in central Oklahoma (the “Class Area”). The plaintiffs allege the oil and gas operations conducted by us and the other defendants have induced or triggered earthquakes in the Class Area. The plaintiffs are asking the court to require the defendants to reimburse plaintiffs and class members for earthquake insurance premiums from 2011 through a future date defined as the time at which the court determines there is no longer a risk that our activities induce or trigger earthquakes, as well as attorney fees and costs and other relief. The plaintiffs did not ask for damages related to actual property damage which may have occurred. We responded to the petition, denied the allegations and raised a number of affirmative defenses. At this time, a class has not been certified and discovery has not yet commenced. On March 18, 2016, the case was removed to the United States District Court for the Western District of Oklahoma under the Class Action Fairness Act (“CAFA”). On May 20, 2016, we filed a Notice of Suggestion of Bankruptcy, informing the court that we had filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On October 14, 2016, the plaintiffs filed an Amended Complaint adding additional defendants and increasing the Class Area to 25 Central Oklahoma counties. Although we are named as a defendant, the Amended Complaint expressly limits its claims against us to those asserted in the original petition unless and until the automatic stay is lifted. Plaintiffs’ attorneys filed a proof of claim on behalf of the putative class claiming in excess of $75,000 in our Chapter 11 Cases. Other defendants have filed motions to dismiss the action based on various theories, as well as motions to strike various allegations and requested relief as unsupported by Oklahoma law. A hearing on the various motions to dismiss and motions to strike was held on May 12, 2017. The judge made various rulings from the bench, including dismissing the complaint for failure to adequately allege causation, but permitting the plaintiffs to amend the complaint to cure the deficiency. Plaintiffs filed a Second Amended Petition on July 18, 2017, adding additional named plaintiffs as putative class representatives. Three additional counties in Oklahoma, including Tulsa, Osage and McClain, were added to the putative class area. The Plaintiffs seek damages for nuisance, negligence, abnormally dangerous activities, and trespass. Due to Chaparral’s bankruptcy, Plaintiffs specifically limit alleged damages related to Chaparral’s disposal activities occurring after our emergence from bankruptcy on March 21, 2017. We dispute the plaintiffs’ claims, dispute that the case meets the requirements for a class action, dispute the remedies requested are available under Oklahoma law, and are vigorously defending the case.

Lisa Griggs and April Marler, on behalf of themselves and other Oklahoma citizens similarly situated v. New Dominion, L.L.C. et al. On July 21, 2017, an alleged class action was filed against us, as well as several other operators, in the District Court of Logan County, State of Oklahoma. The named plaintiffs assert claims on behalf of themselves and Oklahoma citizens owning a home or business between March 30, 2014, and the present in eight counties in central Oklahoma, including Logan, Payne, Lincoln, Oklahoma, Canadian, Kingfisher, Garfield and Noble Counties. The plaintiffs allege disposal of saltwater produced during oil and gas operations

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

conducted by us and the other defendants have induced or triggered earthquakes in the Class Area, and that each defendant has liability under theories of ultra-hazardous activities, negligence, nuisance, and trespass. The plaintiffs have asked the court to award unspecified compensatory and punitive damages, along with pre-judgment and post-judgment interest.

With regard to Chaparral, the plaintiffs allege our activities induced earthquakes occurring prior to the time we filed our Bankruptcy petition. The plaintiffs did not file a proof of claim related to these claims. We dispute the plaintiffs’ claims, dispute that the case meets the requirements for a class action, dispute the plaintiffs are entitled to recovery under our Reorganization Plan, and are vigorously defending the case.

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

We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases, capital leases and purchase obligations. Our operating leases primarily relate to CO2 recycle compressors at our EOR facilities and office equipment while our capital leases are related to the sale and subsequent leaseback of compressors. Our purchase obligations primarily relate to a contract for the purchase of CO2 and drilling rig services. Other than changes to our credit facility (see “Note 5—Debt”) and the discharge of our Senior Notes and certain general unsecured claims pursuant our Reorganization Plan (see “Note 3—Chapter 11 reorganization”), the only other material change to our contractual commitments since December 31, 2016, relates to our contracts for drilling rig services. As of June 30, 2017, our obligations under our drilling rig contracts were approximately $3,060.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding our financial condition and results of operations for the three months ended June 30, 2017 (Successor), and 2016 (Predecessor), the periods of March 22, 2017, through June 30, 2017 (Successor) and January 1, 2017, through March 21, 2017 (Predecessor), and the six months ended June 30, 2016 (Predecessor). The information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this quarterly report as well as the information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, though as described below, such prior financial statements may not be comparable to our interim financial statements due to the adoption of fresh-start accounting. References to "Successor" relate to the financial position and results of operations of the reorganized company subsequent to March 21, 2017. References to "Predecessor" relate to the financial position and results of operations of the Company prior to, and including, March 21, 2017.

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

•

We paid $7.0 million for creditor-related professional fees and also funded a $11.0 million segregated account for debtor-related professional fees in connection with the reorganization related transactions described above. Funds in the segregated account have been fully disbursed;

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

Price volatility also impacts our business through the full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending on the balance sheet date. The average price utilized in our ceiling test calculation over the past 12 months is as follows:

	Third quarter 2016	Year-end 2016	First quarter 2017	Second quarter 2017
Crude oil ($ per Bbl)	$41.68	$42.75	$47.61	$48.95
Natural gas ($ per MMBtu)	$2.28	$2.49	$2.73	$3.01
Natural gas liquids ($ per Bbl)	$14.03	$13.47	$17.14	$20.07

As discussed above, our application of fresh start accounting to our balance sheet on March 21, 2017, resulted in the carrying value of our oil and natural gas properties being restated based on their fair value. The estimated fresh start fair value along with adjustments for activity between March 21, 2017, and June 30, 2017, as well as the increase in SEC average prices resulted in carrying values that were below the full cost ceiling at the end of the first and second quarters of 2017 and thus ceiling test write-downs were not required during the first six months of 2017.

In addition to commodity prices, our production rates, levels of proved reserves, estimated future operating expenses, estimated future development costs, estimated fair value of unevaluated properties, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Financial and operating highlights

Our financial and operating performance, outside of transactions related to our emergence from bankruptcy, in the second quarter of 2017 includes the following highlights:

•

Our total net production of 2,179 MBoe for the three months ended June 30, 2017 (Successor) declined approximately 6% from 2,312 MBoe for the three months ended June 30, 2016 (Predecessor). The decrease was primarily a result of natural decline that was not fully offset by capital spending for developing new wells.

•

Our commodity sales of $74.0 million for the three months ended June 30, 2017 (Successor) were approximately 12% higher than commodity sales of $66.0 million for the three months ended June 30, 2016 (Predecessor). The increase was primarily due to increases in prices on all commodities, offset partially by the production decline discussed above.

•

Net income for the three months ended June 30, 2017 (Successor) was $21.4 million compared to a net loss of $256.7 million for the three months ended June 30, 2016 (Predecessor). The loss in 2016 was driven by our ceiling test impairment, derivative losses, debt restructuring and bankruptcy-related costs during that period.

Our emergence from bankruptcy and the resulting adoption of fresh start accounting had a material impact on our consolidated statement of operations mainly due to a $642 million increase in carrying value of our net assets restated to fair value pursuant to the adoption of fresh-start accounting combined with the $372 million gain on settlement of liabilities subject to compromise, both recognized during the Predecessor period in 2017. Significant increases in carrying value of our assets in connection with fresh-start accounting included the following:

•	$560 million increase in our unevaluated oil and gas properties primarily to capture the value of our acreage in our STACK resource play;
•	$60 million increase in our proved oil and gas properties; and
•	$19 million increase in other property and equipment.

Future of Active EOR

We announced on April 28, 2017, that during the remainder of 2017, we will be pursuing strategic alternatives for our EOR assets as we shift our strategy and portfolio to focus solely on our more profitable STACK Area. In that regard, we retained CIBC Griffis & Small as an advisor to assist in marketing our EOR assets. We received bids for the assets at the end of the second quarter of 2017 and are currently evaluating those bids.

Capital development

During the six months ended June 30, 2017, we incurred capital expenditures of $114.8 million. This included expenditure for completing two wells drilled in the previous year, drilling and completing nine wells, and drilling an additional four wells to be completed in the second half of 2017, as well as participating in outside operated wells, all within our STACK play. We began the year with one rig, increasing to two rigs during the first quarter and both are still currently deployed. We also incurred capital expenditures within our Active EOR Areas for continuing CO2 purchases, developing our North Burbank Unit and efficiently producing our other units experiencing production decline. We have increased our 2017 capital budget, previously set at $145.9 million, to a range of $185 million to $200 million due to increased activity in our STACK play. The increased capital budget is a result of the success of our operated drilling program where we will increase the number of operated wells drilled, increased activity from other STACK operators resulting in an increase of our outside operated drilling and completion expenditures and cost inflationary pressures. In addition, we have expanded our leasehold acquisition budget as we have been successful in acquiring STACK acreage in our core operating areas at attractive prices and we have taken advantage of that opportunity. We plan to fund our capital budget with a combination of cash flows from operations, borrowings under our credit facility and proceeds from the sale of non-core assets of approximately $25 million to $30 million.

Trading of common stock

On May 26, 2017, the OTCQB tier of the OTC Markets Group, Inc. began quoting our Class A common stock under the symbol “CHPE”. From May 18, 2017 through May 25, 2017, our Class A common stock was quoted on the OTC Pink marketplace under the symbol “CHHP”. No established public trading market existed for our Class A common stock prior to that date. Our Class B common stock is not listed or quoted on the OTCQB or any other stock exchange or quotation system, and we have not applied for such listing. Although our Class A common stock is quoted on the OTCQB, trading and quotations on the stock have been limited and sporadic.

Registration Statement

Pursuant to the Registration Rights Agreement, on June 7, 2017, we filed a Registration Statement on Form S-1 (the

“Registration Statement”) with the SEC, which registered for resale from time to time offerings by the selling stockholders named in the Registration Statement of up to 20,418,108 shares of our Class A common stock, including up to 3,505,724 shares of Class A common stock issuable upon the conversion of shares of Class B common stock and 140,023 shares of Class A common stock issuable upon exercise of warrants, and 3,505,724 shares of our Class B common stock. On June 22, 2017, the Registration Statement was declared effective by the SEC. We did not sell any shares of our common stock pursuant to the Registration Statement and will not receive any proceeds from the sale of shares of our common stock by the selling stockholders.

Results of operations

Production

Production volumes by area were as follows:

	Successor	Predecessor
Production volume (MBoe)	Three months ended June 30, 2017	Three months ended June 30, 2016	Percent change
STACK Areas	831	709	17.2%
Active EOR Projects	521	526	(1.0)%
Other	827	1,077	(23.2)%
Total	2,179	2,312	(5.8)%

	Successor	Predecessor
Production volume (MBoe)	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017	Six months ended June 30, 2016
STACK Areas	910	656	1,333
Active EOR Projects	579	445	1,051
Other	917	695	2,208
Total	2,406	1,796	4,592

We have recently realigned our operating plays/areas to better highlight those areas where we are focusing our operations and where our current and future capital will be spent. Please see Items 1. and 2. Business and Properties of our Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of operating areas.

Production decreased for the three months ended June 30, 2017, compared to the prior year period primarily due to production declines in all of our areas outside the STACK. Areas outside the STACK, other than our North Burbank Unit located within our Active EOR Projects, experienced declining production due to a decrease in development activity. In contrast, production in our STACK play increased due to our capital spending dedicated to developing this area with a resulting operated 12 wells that came online during the period and participation in additional outside-operated wells. In our Active EOR Areas, increases in production at our North Burbank Unit as a result of ongoing investment partially mitigated the decreases experienced at our Booker, Camrick and Farnsworth units.

Our total net production for the six months ended June 30, 2017, which was comprised of 2,406 MBoe for the Successor period and 1,796 MBoe for the Predecessor period, also declined from the prior year period. The changes are driven by the same factors as described above, where capital spending in the STACK and in our North Burbank Unit resulted in production increases that partially mitigated the natural decline in all of our Other areas. Furthermore, a severe ice storm in the Oklahoma Panhandle in early 2017 had an adverse impact on our oil production in our Active EOR and Other areas.

Revenues

Our commodity sales are derived from the production and sale of oil, natural gas and natural gas liquids. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

The following table presents information about our production and commodity sales before the effects of commodity derivative settlements:

	Successor	Predecessor
	Three months ended June 30, 2017	Three months ended June 30, 2016	Increase (Decrease)	Percent change
Commodity sales (in thousands):
Oil	$57,598	$53,714	$3,884	7.2%
Natural gas	9,669	6,773	2,896	42.8%
Natural gas liquids	6,781	5,503	1,278	23.2%
Total commodity sales	$74,048	$65,990	$8,058	12.2%
Production:
Oil (MBbls)	1,234	1,271	(37)	(2.9)%
Natural gas (MMcf)	3,598	4,041	(443)	(11.0)%
Natural gas liquids (MBbls)	345	368	(23)	(6.3)%
MBoe	2,179	2,312	(133)	(5.8)%
Average daily production (Boe/d)	23,945	25,407	(1,462)	(5.8)%
Average sales prices (excluding derivative settlements):
Oil per Bbl	$46.68	$42.26	$4.42	10.5%
Natural gas per Mcf	$2.69	$1.68	$1.01	60.1%
NGLs per Bbl	$19.66	$14.95	$4.71	31.5%
Average sales price per Boe	$33.98	$28.54	$5.44	19.1%

	Successor	Predecessor
	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017	Six months ended June 30, 2016
Commodity sales (in thousands):
Oil	$63,828	$51,847	$90,779
Natural gas	10,454	9,140	14,123
Natural gas liquids	7,574	5,544	9,327
Total commodity sales	$81,856	$66,531	$114,229
Production:
Oil (MBbls)	1,368	1,036	2,516
Natural gas (MMcf)	3,942	3,046	8,141
Natural gas liquids (MBbls)	381	252	719
MBoe	2,406	1,796	4,592
Average daily production (Boe/d)	23,822	22,450	25,231
Average sales prices (excluding derivative settlements):
Oil per Bbl	$46.66	$50.05	$36.08
Natural gas per Mcf	$2.65	$3.00	$1.73
NGLs per Bbl	$19.88	$22.00	$12.97
Average sales price per Boe	$34.02	$37.04	$24.88

Our commodity sales for the quarter ended June 30, 2017, were higher than the prior year quarter, and our total commodity sales for the period from January 1 - March 21 and March 22 - June 30, 2017 were higher than the prior year period due to increases in prices on all commodities offset partially by production declines as shown below:

	Three months ended June 30,		Six months ended June 30,
	2017 vs. 2016		2017 vs. 2016
(in thousands)	Sales change	Percentage change in sales	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$5,448	10.1%	$28,937	31.8%
Production	$(1,564)	(2.9)%	$(4,041)	(4.4)%
Total change in oil sales	$3,884	7.2%	$24,896	27.4%
Change in natural gas sales due to:
Prices	$3,638	53.8%	$7,471	52.8%
Production	$(742)	(11.0)%	$(2,000)	(14.1)%
Total change in natural gas sales	$2,896	42.8%	$5,471	38.7%
Change in natural gas liquids sales due to:
Prices	$1,622	29.5%	$4,907	52.5%
Production	$(344)	(6.3)%	$(1,116)	(11.9)%
Total change in natural gas liquids sales	$1,278	23.2%	$3,791	40.6%

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

Due to defaults under our derivative master agreements stemming from our bankruptcy, our outstanding derivative positions were terminated in May 2016. Proceeds from the early terminations, inclusive of amounts receivable for previous settlements, totaled $119.3 million. In December 2016, an agreement was reached with our lenders regarding the resumption of hedging activity prior to our emergence from bankruptcy and thus we began entering into new derivative instruments.

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The table below presents information about the effects of derivative settlements on realized prices during 2017. We have not presented comparative information for the 2016 periods as such information is not meaningful due to the effect of early terminations of outstanding contracts discussed above.

	Successor	Successor	Predecessor
	Three months ended June 30, 2017	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017
Oil (per Bbl):
Before derivative settlements	$46.68	$46.66	$50.05
After derivative settlements	$51.76	$52.48	$51.20
Post-settlement to pre-settlement price	110.9%	112.5%	102.3%
Natural gas (per Mcf):
Before derivative settlements	$2.69	$2.65	$3.00
After derivative settlements	$2.80	$2.75	$3.03
Post-settlement to pre-settlement price	104.1%	103.8%	101.0%

The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

	Successor	Predecessor
	June 30,	December 31,
(in thousands)	2017	2016
Derivative assets (liabilities):
Crude oil derivatives	$35,038	$(9,895)
Natural gas derivatives	1,318	(3,474)
Net derivative assets (liabilities)	$36,356	$(13,369)

The effects of derivative activities on our results of operations and cash flows were as follows for the periods indicated:

	Successor		Predecessor
	Three months ended June 30, 2017		Three months ended June 30, 2016
(in thousands)	Non-cash fair value adjustment	Settlement gains	Non-cash fair value adjustment	Settlement gains
Derivative gains (losses):
Crude oil derivatives	$15,765	$6,269	$(90,953)	$74,760
Natural gas derivatives	1,046	394	(36,731)	31,524
Derivative gains (losses)	$16,811	$6,663	$(127,684)	$106,284

	Successor		Predecessor
	Period from March 22, 2017 through June 30, 2017		Period from January 1, 2017 through March 21, 2017		Six months ended June 30, 2016
(in thousands)	Non-cash fair value adjustment	Settlement gains	Non-cash fair value adjustment	Settlement gains	Non-cash fair value adjustment	Settlement gains
Derivative gains (losses):
Crude oil derivatives	$2,115	$7,961	$42,819	$1,192	$(123,068)	$113,852
Natural gas derivatives	889	394	3,902	93	(40,170)	39,918
Derivative gains (losses)	$3,004	$8,355	$46,721	$1,285	$(163,238)	$153,770

We do not apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as “Derivative gains (losses)” in our consolidated statements of operations. The fluctuation in derivative gains (losses) from period to period is due primarily to the significant volatility of oil and natural gas prices and to changes in our outstanding derivative contracts during these periods.

Lease operating expenses

	Successor	Predecessor
	Three months ended June 30, 2017	Three months ended June 30, 2016	Increase (Decrease)	Percent change
Lease operating expenses (in thousands, except per Boe data):
STACK Areas	$3,213	$3,098	$115	3.7%
Active EOR Project Areas	9,079	8,968	111	1.2%
Other	10,767	10,690	77	0.7%
Total lease operating expense	$23,059	$22,756	$303	1.3%
Lease operating expenses per Boe:
STACK Areas	$3.87	$4.37	$(0.50)	(11.4)%
Active EOR Project Areas	$17.43	$17.05	$0.38	2.2%
Other	$13.02	$9.93	$3.09	31.1%
Lease operating expenses per Boe	$10.58	$9.84	$0.74	7.5%

	Successor	Predecessor
	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017	Six months ended June 30, 2016
Lease operating expenses (in thousands, except per Boe data):
STACK Areas	$3,579	$2,247	$5,622
Active EOR Project Areas	10,548	8,488	18,410
Other	13,191	9,206	22,139
Total lease operating expense	$27,318	$19,941	$46,171
Lease operating expenses per Boe:
STACK Areas	$3.93	$3.43	$3.44
Active EOR Project Areas	$18.22	$19.07	$17.52
Other	$14.38	$13.25	$10.03
Lease operating expenses per Boe	$11.35	$11.10	$9.44

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

Lease operating expense is not comparable across the time periods presented above in part due to our recognition of bonus expense. Provisions set by the Bankruptcy Court during the pendency of our bankruptcy prevented us from paying bonuses in the ordinary course of business. Pursuant to these provisions, we did not accrue bonuses during 2016 and during the entire pendency of our bankruptcy. Upon emergence, we recognized expense for the entire amount of our 2016 fiscal year bonus (paid in March 2017) as well as accrued a pro rata portion of our 2017 fiscal year bonus. We resumed accruing bonuses in the ordinary course of business during the second quarter of 2017. The bonus expense component of lease operating expense is disclosed in the table below:

	Successor
(in thousands)	Three months ended June 30, 2017	Period from March 22, 2017 through June 30, 2017
Bonus expense	$418	$2,437

Lease operating expense for the three months ended June 30, 2017, of $23.1 million were higher compared to the prior year quarter primarily due to the bonus expense described above. Absent the bonus accrual, lease operating expenses for the three months ended June 30, 2017, were flat compared to the three months ended June 30, 2016.

Lease operating expense for the six months ended June 30, 2017, which were comprised of $27.3 million and $19.9 million for the Successor and Predecessor periods, respectively, were relatively flat compared to the prior year period. Absent the accrual for bonuses, lease operating expense would have been flat for our STACK play and lower for our Active EOR and Other areas. Lease operating expenses for our Active EOR and Other areas decreased as a result of recent shut-ins of higher cost underperforming wells and operational efficiencies. Lease operating expenses for our STACK Areas were flat where the additional costs of oil field goods and services as a result of new wells coming online in 2016 and 2017 were offset by cost savings from improved efficiencies, which resulted in expense being approximately unchanged from period to period. Increased production, improved efficiencies and economies of scale in this area also resulted in a decrease in cost on a Boe basis from 2016 to 2017.

Transportation and processing expenses

	Successor	Predecessor
	Three months ended June 30, 2017	Three months ended June 30, 2016	Increase (Decrease)	Percent change
Transportation and processing expenses (in thousands)	$3,067	$2,185	$882	40.4%
Transportation and processing expenses per Boe	$1.41	$0.95	$0.46	48.4%

	Successor	Predecessor
	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017	Six months ended June 30, 2016
Transportation and processing expenses (in thousands)	$3,428	$2,034	$4,064
Transportation and processing expenses per Boe	$1.42	$1.13	$0.89

Transportation and processing expenses principally consist of expenditures to prepare and transport production from the wellhead to a specified sales point and processing costs of gas into natural gas liquids. Transportation and processing expenses of $3.1 million for the three months ended June 30, 2017, were higher compared to the three months ended June 30, 2016, as a result of higher per unit costs associated with our non-operated wells and a larger proportion of gas production subject to fee based processing arrangements as opposed to percentage of proceeds (“POP”) arrangements.  These factors also similarly impacted our expenses for the six months ended June 30, 2017, comprised of $3.4 million and $2.0 million for the Successor and Predecessor periods, which were higher compared to the six months ended June 30, 2016.

Production taxes (which include severance and valorem taxes)

	Successor	Predecessor
	Three months ended June 30, 2017	Three months ended June 30, 2016	Increase (Decrease)	Percent change
Production taxes (in thousands)	$3,383	$2,882	$501	17.4%
Production taxes per Boe	$1.55	$1.25	$0.30	24.0%

	Successor	Predecessor
	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017	Six months ended June 30, 2016
Production taxes (in thousands)	$3,699	$2,417	$4,638
Production taxes per Boe	$1.54	$1.35	$1.01

Production taxes on a dollar and per Boe basis for the three months ended for the periods in 2017 and in aggregate for the periods from January 1 – March 21 and March 22 – June 30, 2017, were higher than the periods in 2016 as a result of higher commodity prices which increased revenues.

In May 2017, the Oklahoma legislature passed bills that would effectively increase production taxes on certain producing wells and units in the state. The bills end all production tax rebates for EOR operations and increases the rate on horizontal wells spudded on or prior to July 1, 2015. These bills, which took effect in July 2017, will result in an estimated increase in our production taxes of approximately $1.6 million related to production in our Active EOR Areas and $0.6 million on our horizontal well production for the remaining half of 2017.

Depreciation, depletion and amortization (“DD&A”)

	Successor	Predecessor
	Three months ended June 30, 2017	Three months ended June 30, 2016	Increase (Decrease)	Percent change
DD&A (in thousands):
Oil and natural gas properties	$27,549	$30,230	$(2,681)	(8.9)%
Property and equipment	2,332	1,807	525	29.1%
Accretion of asset retirement obligation	970	927	43	4.6%
Total DD&A	$30,851	$32,964	$(2,113)	(6.4)%
DD&A per Boe:
Oil and natural gas properties	$13.09	$13.48	$(0.39)	(2.9)%
Other fixed assets	$1.07	$0.78	$0.29	37.2%
Total DD&A per Boe	$14.16	$14.26	$(0.10)	(0.7)%

	Successor	Predecessor
	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017	Six months ended June 30, 2016
DD&A (in thousands):
Oil and natural gas properties	$30,583	$22,193	$59,244
Property and equipment	2,591	1,473	3,682
Accretion of asset retirement obligation	1,091	1,249	1,846
Total DD&A	$34,265	$24,915	$64,772
DD&A per Boe:
Oil and natural gas properties	$13.16	$13.05	$13.30
Other fixed assets	$1.08	$0.82	$0.80
Total DD&A per Boe	$14.24	$13.87	$14.10

We adjust our DD&A rate on oil and natural gas properties each quarter for changes in our estimates of oil and natural gas reserves and costs. Thus, our DD&A rate could change significantly in the future. DD&A is not comparable between Successor and Predecessor periods as a result our implementation of fresh start accounting upon emergence from bankruptcy whereupon the carrying value of our proved oil and gas properties and tangible property on our balance sheet was restated to fair value. The restatement resulted in an increase in the full cost amortization base which impacted the DD&A rate per equivalent unit of production for the period subsequent to March 21, 2017. Notwithstanding a lack of comparability, overall oil and natural gas DD&A was impacted by the production decline compared to the prior year periods, which resulted in lower DD&A during the periods in 2017 compared to the prior year period.

Asset impairments

	Successor	Predecessor
	Three months ended June 30, 2017	Three months ended June 30, 2016	Increase / (Decrease)
Asset impairments (in thousands):
Loss on impairment of other assets	$—	$1,259	$(1,259)
Loss on impairment of oil and natural gas assets	—	203,183	(203,183)

	Successor	Predecessor
	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017	Six months ended June 30, 2016
Asset impairments (in thousands):
Loss on impairment of other assets	$—	$—	$1,259
Loss on impairment of oil and natural gas assets	—	—	281,079

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

	Third quarter 2016	Year-end 2016	First quarter 2017	Second quarter 2017
Crude oil ($ per Bbl)	$41.68	$42.75	$47.61	$48.95
Natural gas ($ per MMBtu)	$2.28	$2.49	$2.73	$3.01
Natural gas liquids ($ per Bbl)	$14.03	$13.47	$17.14	$20.07

As discussed above, our application of fresh start accounting to our balance sheet on March 21, 2017, resulted in the carrying value of our oil and natural gas properties being restated based on their fair value. The estimated fresh start fair value along with adjustments for activity between March 21, 2017 and the end of the second quarter of 2017, as well as the increase in SEC average prices from year-end 2016 resulted in carrying values that were below the full cost ceiling at the end of the first and second quarters, and thus ceiling test write-downs have not been required during the first six months of 2017. The ceiling test impairment for the three months and six months ended June 30, 2016, were primarily due to the decrease in SEC prices.

Impairment of other assets. Our impairment loss for 2016 was due to a lower of cost or market adjustment on our equipment inventory.

General and administrative expenses (“G&A”)

	Successor	Predecessor
(in thousands)	Three months ended June 30, 2017	Three months ended June 30, 2016	Increase / (Decrease)	Percent change
G&A and cost reduction initiatives:
Gross G&A expenses	$10,577	$8,474	$2,103	24.8%
Capitalized exploration and development costs	(1,604)	(1,670)	66	(4.0)%
Net G&A expenses	8,973	6,804	2,169	31.9%
Cost reduction initiatives	115	14	101	721.4%
Liability management expenses	—	3,807	(3,807)	(100.0)%
Net G&A, cost reduction initiatives and liability management expenses	$9,088	$10,625	$(1,537)	(14.5)%
Average G&A expense per Boe	$4.12	$2.94	$1.18	40.1%
Average G&A, cost reduction initiatives and liability management expense per Boe	$4.17	$4.60	$(0.43)	(9.3)%

	Successor	Predecessor
(in thousands)	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017	Six months ended June 30, 2016
G&A and cost reduction initiatives:
Gross G&A	$18,086	$8,117	$16,859
Capitalized exploration and development costs	(3,369)	(1,274)	(3,566)
Net G&A expenses	14,717	6,843	13,293
Cost reduction initiatives	121	629	3,139
Liability management expenses	—	—	9,396
Net G&A, cost reduction initiatives and liability management expenses	$14,838	$7,472	$25,828
Average G&A expense per Boe	$6.12	$3.81	$2.89
Average G&A, cost reduction initiatives and liability management expense per Boe	$6.17	$4.16	$5.62

Net G&A expense is not comparable across the time periods presented above in part due to our recognition of bonus expense. Provisions set by the Bankruptcy Court during the pendency of our bankruptcy prevented us from paying bonuses in the ordinary course of business. Pursuant to these provisions, we did not accrue bonuses during 2016 and during the entire pendency of our bankruptcy. Upon emergence, we recognized expense for the entire amount of our 2016 fiscal year bonus (paid in March 2017) as well as accrued a pro rata portion of our 2017 fiscal year bonus. We resumed bonus accrual in the ordinary course of business during the second quarter of 2017. The bonus expense component of net G&A expense is disclosed in the table below:

	Successor
(in thousands)	Three months ended June 30, 2017	Period from March 22, 2017 through June 30, 2017
Bonus expense, gross	$1,399	$7,980
Less amount capitalized	(114)	(1,693)
Bonus expense, net	$1,285	$6,287

Gross G&A expense for the three months ended June 30, 2017, of $10.6 million was higher than the prior year quarter primarily due to the bonus expense described above, an increase in professional fees and an increase in costs associated with our 2015 Long-Term Cash Incentive Plan (“LTIP”). Professional fees were higher during the current quarter primarily due to costs associated with the preparation and filing of the Registration Statement. LTIP expense increased as a result of an additional award grant made in April 2017. These increases were partially offset by a reduction in salaries and stock-based compensation expense.

Gross G&A expense of $18.1 million and $8.1 million for the periods from March 22 – June 30 and January 1 – March 21, 2017, respectively, was higher in total compared to the prior year period primarily due to the bonus expense described above, an increase in professional fees, an increase in LTIP expense and increased stock-based compensation expense.  Professional fees were higher during the current year primarily due to consulting fees and expenses associated with the Registration Statement. LTIP expense increased as a result of an additional award grant made in April 2017. These increases were partially offset by a reduction in salaries.

Capitalized exploration and development costs were relatively flat between the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Total capitalized exploration and development costs of $3.4 million and $1.3 million for the periods from March 22 - June 30 and January 1 – March 21, 2017, respectively, increased compared to the six months ended June 30, 2016, primarily due to the impact of the bonus adjustment described above.

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

	Successor	Predecessor
	Three months	Three months
	ended	ended
	June 30, 2017	June 30, 2016
One-time severance and termination benefits	$111	$—
Professional fees	4	14
Total cost reduction initiatives expense	$115	$14

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Six months
	through	through	ended
	June 30, 2017	March 21, 2017	June 30, 2016
One-time severance and termination benefits	$112	$608	$3,036
Professional fees	9	21	103
Total cost reduction initiatives expense	$121	$629	$3,139

Liability management expenses include third party legal and professional service fees incurred from our activities to restructure our debt and in preparation for our bankruptcy petition. Such costs, to the extent that they were incremental and directly related to our bankruptcy, were recorded as “Reorganization items, net” on our consolidated statement of operations subsequent to the Petition Date.

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

Other income and expenses

Interest expense. The following table presents interest expense for the periods indicated:

	Successor	Predecessor
(in thousands)	Three months ended June 30, 2017	Three months ended June 30, 2016
New Credit Facility	$1,487	$—
New Term Loan including amortization of discount	3,465	—
Senior Notes	—	10,965
Prior Credit Facility	—	8,908
Bank fees, other interest and amortization of issuance costs	640	903
Capitalized interest	(541)	(623)
Total interest expense	$5,051	$20,153
Average borrowings (including amounts subject to compromise)	$303,845	$1,782,051

	Successor	Predecessor
(in thousands)	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017	Six months ended June 30, 2016
New Credit Facility	$1,701	$—	$—
New Term Loan including amortization of discount	3,912	—	—
Senior Notes	—	—	36,902
Prior Credit Facility	—	5,193	12,329
Bank fees, other interest and amortization of issuance costs	683	917	2,275
Capitalized interest	(595)	(248)	(1,699)
Total interest expense	$5,701	$5,862	$49,807
Average borrowings (including amounts subject to compromise)	$301,877	$1,678,870	$1,754,397

Total interest expense is not comparable across the time periods disclosed above. During the three months ended June 30, 2017 and from March 22 to June 30, 2017, we incurred interest related to our New Term Loan and New Revolver whereas these facilities had not been established prior to our emergence from bankruptcy. During the period from January 1 to March 21, 2017, we incurred interest related to our Prior Credit Facility but did not record any interest on our Senior Notes as we ceased accruing interest on our Senior Notes upon the filing of our bankruptcy petition. During the three and six months ended June 30, 2016, we incurred interest related to our Senior Notes and Prior Credit Facility.

Interest expense in 2017 which included $5.1 million, $5.7 million and $5.9 million for three months ended June 30, 2017, the period from March 22 – June 30, 2017 and the period from January 1 – March 21, 2017, respectively, was lower than comparable periods in 2016 primarily due to lower debt balances and the absence of interest expense on the Senior Notes in the current year periods. We also had a reduction in capitalized interest due to the lower carrying amount of unevaluated purchased non-producing leasehold subsequent to the leasehold impairments recorded in 2016. As a result of applying fresh start accounting upon our emergence from bankruptcy, the carrying value of our unevaluated non-producing leasehold was significantly increased to reflect the fair value of our acreage in the STACK. In future periods subsequent to the adoption of fresh start accounting, we will not be capitalizing interest related to the fresh start gross up of the carrying value of unevaluated acreage as capitalized interest will only be calculated based on the carrying value of actual purchased leasehold.

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

	Successor	Predecessor
	Three months	Three months
	ended	ended
	June 30, 2017	June 30, 2016
Professional fees	$1,070	$5,355
Total reorganization items	$1,070	$5,355

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Six months
	through	through	ended
	June 30, 2017	March 21, 2017	June 30, 2016
Gains on the settlement of liabilities subject to compromise	$—	$(372,093)	$—
Fresh start accounting adjustments	—	(641,684)	—
Professional fees	1,690	18,790	5,355
Rejection of employment contracts	—	4,573	—
Write off unamortized issuance costs on Prior Credit Facility	—	1,687	—
Total reorganization items	$1,690	$(988,727)	$5,355

Liquidity and capital resources

Historically, our primary sources of liquidity have been cash generated from our operations, borrowings under our credit facility, private equity sales and proceeds from asset dispositions. Our primary use of cash flow has been to fund capital expenditures used to develop our oil and natural gas activities and to meet day-to day operating expenses. Upon emergence from bankruptcy, our primary sources of liquidity are cash flows from operations, borrowings under our New Credit Facility and proceeds from derivative settlements. Other potential sources of liquidity in the next twelve months include proceeds from sales of non-core assets. Our cash balance as of June 30, 2017, was $17.3 million and we had borrowing availability under our New Revolver of $86.2 million. As of August 9, 2017, our cash balance was approximately $23.2 million with $153.0 million outstanding on our New Revolver and borrowing availability of $71.2 million. We believe that we have sufficient liquidity to fund our capital expenditures and day to day operations for the next 12 months.

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

Sources and uses of cash

Our net change in cash is summarized as follows:

	Successor	Predecessor
(in thousands)	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017	Six months ended June 30, 2016
Cash flows (used in) provided by operating activities	$6,491	$14,385	$(8,565)
Cash flows used in investing activities	(50,914)	(28,010)	(13,567)
Cash flows (used in) provided by financing activities	16,567	(127,732)	178,670
Net (decrease) increase in cash during the period	$(27,856)	$(141,357)	$156,538

Our cash flows from operating activities is derived substantially from the production and sale of oil and natural gas. Our cash flows from operating activities for the six months ended June 30, 2017, which included inflows of $6.5 million for Successor period and $14.4 million for the Predecessor period, increased over the prior year as a result of an increase in revenues and lower interest payments in the current year coupled with a paydown of payables in the prior year. These increases were partially offset by the additional expenses related to our capital restructuring and bankruptcy.

When available, we use the net cash provided by operations to partially fund our acquisition, exploration and development activities. With limited cash flows from operating activities due to low commodity prices, our capital expenditures in 2017 were also funded by the settlements of our derivative contracts, borrowings under our New Revolver and cash on hand.

Our cash flows from investing activities is comprised primarily of cash inflows from asset dispositions and derivative settlement receipts offset by cash outflows for capital expenditures and derivative settlement payments.

Our actual costs incurred, including costs that we have accrued for during the six months ended June 30, 2017, and our budgeted 2017 capital expenditures for oil and natural gas properties are summarized in the table below.

	Successor	Predecessor
(in thousands)	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017	2017 Capital Expenditures Budget (1) (2)
Acquisitions	$16,136	$3,431	24,000
Drilling	45,684	20,754	116,000
Enhancements	9,097	6,821	32,000
Pipeline and field infrastructure	2,711	3,015	6,000
CO2 purchases	3,814	3,308	13,000
Total	$77,442	$37,329	$191,000
Operational area:
STACK	60,756	25,467	139,000
Active EOR Areas	14,418	9,707	39,000
Other	2,268	2,155	13,000
Total	$77,442	$37,329	$191,000

______________________________________________________

(1)

The amount allocated to our EOR project areas includes enhancements of $20.0 million, pipeline and field infrastructure of $6.0 million and CO2 purchases of $13.0 million. In addition to the amounts disclosed in this table, an additional $1.9 million has been allocated to purchase other equipment and property.

(2)	Budget categories presented include allocations of capitalized interest and general and administrative expenses.

We have increased our 2017 capital budget, previously set at $145.9 million, to a range of $185 million to $200 million due to increased activity in our STACK play. The increased capital budget is a result of the success of our operated drilling program where we will increase the number of operated wells drilled, increased activity from other STACK operators resulting in an increase of our outside operated drilling and completion expenditures and cost inflationary pressures. In addition, we have expanded our leasehold acquisition budget as we have been successful in acquiring STACK acreage in our core operating areas at attractive prices and we have taken advantage of that opportunity. We plan to fund our capital budget with a combination of cash flows from operations, borrowings under our credit facility and proceeds from the sale of non-core assets of approximately $25 million to $30 million.

Net cash used in investing activities during the Successor period from March 22 – June 30, 2017 was comprised of cash outflows for capital expenditure of $61.2 million partially offset by cash inflows from derivative settlement receipts of $8.4 million and from asset sales of $1.9 million. Net cash used in investing activities during the Predecessor period from January 1 to March 21, 2017, was comprised of cash outflows for capital expenditure of $31.2 million partially offset by cash inflows from derivative settlement receipts of $1.3 million and from asset sales of $1.9 million. Net cash used investing activities during the six months ended June 30, 2016, of the Predecessor, was comprised primarily of cash outflows for capital expenditure of $88.9 million partially offset by cash inflows from derivative settlement receipts of $74.8 million and from asset sales of $0.5 million.

Cash flows from financing activities during the Successor period from March 22 to June 30, 2017, is comprised primarily of cash inflows of $18.0 million from borrowings under our New Revolver partially offset by repayments of $1.4 million on debt and capital leases. Cash flows used in financing activities during the Predecessor period from January 1 to March 21, 2017, is comprised primarily of cash outflows for repayments of debt and capital leases of $445.4 million and payment of $2.4 million in debt issuance costs partially offset by cash inflows of $270.0 million from new borrowings and $50.0 million from the issuance of equity. The large repayments and borrowings of debt during the Predecessor period in 2017 reflect the extinguishment of our Prior Credit Facility and establishment of our New Credit Facility pursuant to our Reorganization Plan. Cash flows from financing activities during the six months ended June 30, 2016 included borrowings of $181.0 million on our debt and repayments of $2.3 million on our debt and capital leases.

Indebtedness

Debt consists of the following as of the dates indicated:

	Successor	Predecessor
	June 30,	December 31,
(in thousands)	2017	2016 (1)
New Revolver	$138,000	$—
New Term Loan, net of $698 of discount as of June 30, 2017	148,869	—
Prior Credit Facility	—	444,440
Real estate and equipment notes	9,397	10,029
Capital lease obligations	15,665	16,946
Unamortized debt issuance costs	(1,546)	(2,303)
	$310,385	$469,112

______________________________________________________

(1)	Senior Notes have not been included in this table as they were classified as “Liabilities subject to compromise.”

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

As discussed earlier, claims from the Senior Notes and associated interest along with approximately $2.4 million in general unsecured claims were settled upon emergence through the issuance of Successor common stock. The remaining claims were either paid or reinstated in full.

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

The New Credit Facility contains certain thresholds on the amount of oil and gas properties that can be disposed of within a specified timeframe before triggering mandatory prepayments. Upon the consummation of a Triggering Disposition (as defined in the New Credit Facility) the borrowing base will be automatically decreased by an amount equal to the borrowing base value assigned to the oil and gas properties disposed of. Additionally, 100% of the net proceeds received from the Triggering Disposition would be required to be used to prepay the New Term Loan minus any amounts required to cure a borrowing base deficiency from the decrease in the borrowing base.

The New Credit Facility contain covenants and events of default customary for oil and natural gas reserve-based lending facilities including restrictions on additional debt, guarantees, liens, restricted payments, investments and hedging activity. Additionally, our New Credit Facility specifies events of default, including non-payment, breach of warranty, non-performance of covenants, default on other indebtedness or swap agreements, certain adverse judgments, bankruptcy events and change of control, among others. The financial covenants require that we maintain: (1) a Current Ratio (as defined in the New Credit Facility) of no less than 1.00 to 1.00, (2) an Asset Coverage Ratio (as defined in the New Credit Facility) of no less than 1.35 to 1.00, (3) Liquidity (as defined in the New Credit Facility) of at least $25.0 million and (4) a Ratio Total Debt to EBITDAX (as defined in the New Credit Facility) of no greater than 3.5 to 1.0 calculated on a trailing four-quarter basis. We are required to comply with these covenants for each fiscal quarter ending on and after March 31, 2017, except for the Asset Coverage Ratio, for which compliance is required semiannually. We were in compliance with our financial covenants under the New Credit Facility as of June 30, 2017.

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

Other than changes to our credit facility and the discharge of our Senior Notes and certain general unsecured claims pursuant our Reorganization Plan, the only other material change to our contractual commitments since December 31, 2016, relates to our contracts for drilling rig services. As of June 30, 2017, our obligations under our drilling rig contracts were approximately $3.1 million.

Off-balance sheet arrangements

Our off-balance sheet arrangements as of June 30, 2017, include warrants to purchase 140,023 shares of Successor common stock with an exercise price of $36.78 per share and expiring on June 30, 2018. These warrants embody a contract that would have been accounted for as a derivative instrument except that they are both indexed to our own stock and classified in stockholders equity.

Financial position

Although not directly comparable between Successor and Predecessor, we believe that the following discussion of material changes in our balance sheet may be useful:

	Successor	Predecessor
	June 30,	December 31,
(in thousands)	2017	2016	Change
Assets
Cash and cash equivalents	$17,267	$186,480	$(169,213)
Accounts receivable, net	59,901	46,226	13,675
Derivative instruments	36,356	—	36,356
Property and equipment	53,902	41,347	12,555
Total oil and natural gas properties	1,236,039	555,184	680,855
Liabilities
Accounts payable and accrued liabilities	64,495	42,442	22,053
Long-term debt and capital leases, classified as current	4,813	469,112	(464,299)
Long-term debt and capital leases, less current maturities	305,572	—	305,572
Derivative instruments	—	13,369	(13,369)
Liabilities subject to compromise	—	1,284,144	(1,284,144)
Total stockholders' equity (deficit)	950,745	(1,042,153)	1,992,898
•

The decrease in cash is primarily due to repayments to extinguish the Prior Credit Facility and funding of capital expenditures was partially offset by proceeds from the New Credit Facility and our rights offering.

•	Accounts receivable increased as result of an increase in joint interest billings from our capital program and expected settlements from our commodity derivatives.
•	Derivative instruments reverted from a net liability to a net asset as a result of the decrease in strip prices of oil and natural gas relative to year-end 2016.
•	The increase to property and equipment was primarily due to a fair value gross up as a result of adopting fresh start accounting.
•

The increase to oil and natural gas properties was primarily due to a fair value gross up as a result of adopting fresh start accounting and to a lesser extent, due to capital expenditures in the current year. See “Note 3 — Fresh start accounting” in Item 1. Financial Statements of this report.

•	Accounts payable and accrued liabilities are higher as a result of accruals for capital expenditures in the current year.
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

•	Liabilities subject to compromise have been settled pursuant to the provisions under our Reorganization Plan by exchange of equity, payment or reinstatement.
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

We define adjusted EBITDA as net income, adjusted to exclude (1) asset impairments, (2) interest and other financing costs, net of capitalized interest, (3) income taxes, (4) depreciation, depletion and amortization, (5) non-cash change in fair value of non-hedge derivative instruments, (6) interest income, (7) stock-based compensation expense, (8) gain or loss on disposed assets, (9) upfront premiums paid on settled derivative contracts, (10) impairment charges, (11) other significant, unusual non-cash charges, (12) proceeds from any early monetization of derivative contracts with a scheduled maturity date more than 12 months following the date of such monetization—this exclusion is consistent with our prior treatment, for EBITDA reporting, of any large monetization of derivative contracts and (13) certain expenses related to our cost reduction initiatives, reorganization and fresh start accounting activities for which our lenders have permitted us to exclude when calculating covenant compliance based on the prevailing provisions under our credit facility at that time.

The following tables provide a reconciliation of net income (loss) to adjusted EBITDA for the specified periods:

	Successor	Predecessor
(in thousands)	Three months ended June 30, 2017	Three months ended June 30, 2016
Net income (loss)	$21,365	$(256,654)
Interest expense	5,051	20,153
Income tax expense	37	92
Depreciation, depletion, and amortization	30,851	32,964
Non-cash change in fair value of derivative instruments	(16,811)	127,684
Upfront premiums paid on settled derivative contracts	—	(15,290)
Proceeds from monetization of derivatives with a scheduled maturity date more than 12 months from the monetization date excluded from EBITDA	—	(12,810)
Interest income	(5)	(61)
Stock-based compensation expense	—	306
Loss on sale of assets	863	1
Loss on impairment of assets	—	204,442
Restructuring, reorganization and other	1,185	14
Adjusted EBITDA	$42,536	$100,841

	Successor	Predecessor
(in thousands)	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017	Six months ended June 30, 2016
Net income (loss)	$1,682	$1,041,959	$(395,060)
Interest expense	5,701	5,862	49,807
Income tax expense	38	37	224
Depreciation, depletion, and amortization	34,265	24,915	64,772
Non-cash change in fair value of derivative instruments	(3,004)	(46,721)	163,238
Gain on settlement of liabilities subject to compromise	—	(372,093)	—
Fresh start accounting adjustments	—	(641,684)	—
Upfront premiums paid on settled derivative contracts	—	—	(20,608)
Proceeds from monetization of derivatives with a scheduled maturity date more than 12 months from the monetization date excluded from EBITDA	—	—	(12,810)
Interest income	(5)	(133)	(90)
Stock-based compensation expense	—	155	(717)
Loss (gain) on sale of assets	863	(206)	(66)
Loss on impairment of assets	—	—	282,338
Write-off of debt issuance costs, discount and premium	—	1,687	16,970
Restructuring, reorganization and other	1,811	24,297	3,139
Adjusted EBITDA	$41,351	$38,075	$151,137

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

(dollars in thousands)	June 30, 2017
Current assets per GAAP	$108,409
Plus—Availability under New Revolver	86,172
Less—Short-term derivative instruments	(23,275)
Current assets as adjusted	$171,306
Current liabilities per GAAP	$92,630
Less—Current asset retirement obligation	(7,184)
Less—Current maturities of long term debt	(4,813)
Current liabilities as adjusted	$80,633
Current ratio per GAAP	1.17
Current ratio for loan compliance (1)	2.12

______________________________________________________

(1)	The Company did not provide financial covenant calculations to our credit facility lender during bankruptcy while our debt was in default, hence the ratio as of December 31, 2016, is not disclosed.

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

Commodity prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our New Credit Facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our production for the six months ended June 30, 2017, our gross revenues from oil and natural gas sales would change approximately $3.0 million for each $1.00 change in oil and natural gas liquid prices and $0.7 million for each $0.10 change in natural gas prices.

To mitigate a portion of our exposure to fluctuations in commodity prices, we enter into various types of derivative instruments, which in the past have included commodity price swaps, collars, put options, enhanced swaps and basis protection swaps. We do not apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as “Derivative gains (losses)” in the consolidated statements of operations. This can have a significant impact on our results of operations due to the volatility of the underlying commodity prices. Please see “Note 6—Derivative instruments” in “Item 1. Financial statements” of this report for further discussion of our derivative instruments.

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

The fair value of our outstanding derivative instruments at June 30, 2017, was a net asset of $36.4 million. Based on our outstanding derivative instruments as of June 30, 2017, summarized below, a 10% increase in the June 30, 2017, forward curves used to mark-to-market our derivative instruments would have decreased our position to a net asset of $7.5 million, while a 10% decrease would have increased our net asset position to $65.2 million.

Our outstanding oil derivative instruments as of June 30, 2017, are summarized below:

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

Our outstanding natural gas derivative instruments as of June 30, 2017, are summarized below:

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

Interest rates.  As of June 30, 2017, borrowings bear interest at the Adjusted LIBO Rate, as defined under the New Credit Facility, plus the applicable margin. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $287.6 million, equal to the balance under our New Credit Facility as of June 30, 2017, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $2.9 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017, at the reasonable assurance level.

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

During 2017, there have been no material changes in our risk factors disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, and in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, except for the following:

We may be subject to risks in connection with acquisitions and divestitures.

In the future we may make acquisitions of businesses that complement or expand our current business. We may not be able to identify attractive acquisition opportunities. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms. As a result, our acquisition activities may not be successful, which may hinder our replacement of reserves and adversely affect our results of operations.

In addition, we may sell non-core assets in order to increase capital resources available for other core assets and to create organizational and operational efficiencies. We may also occasionally sell interests in core assets for the purpose of accelerating the development and increasing efficiencies in such core assets. Various factors could materially affect our ability to dispose of such assets, including the approvals of governmental agencies or third parties and the availability of purchasers willing to acquire the assets with terms we deem acceptable.

The market price of our common stock is volatile.

The trading price of our common stock and the price at which we may sell common stock in the future are subject to large fluctuations in response to any of the following:

•	consequences of our reorganization under Chapter 11 of the U.S. Bankruptcy Code, from which we emerged on March 21, 2017;
•	limited trading volume in our common stock;
•	variations in operating results;
•	our involvement in litigation;
•	general U.S. or worldwide financial market conditions;
•	conditions impacting the prices of oil and gas;
•	announcements by us and our competitors;
•	our liquidity and access to capital;
•	our ability to raise additional funds;
•	events impacting the energy industry;
•	lack of trading market;
•	changes in government regulations; and
•	other events.

There is a limited trading market for our securities and the market price of our securities is subject to volatility.

Upon our emergence from bankruptcy, our old common stock was cancelled and we issued new common stock. Our common stock is not listed on any national or regional securities exchange. The market price of our common stock could be subject to wide fluctuations in response to, and the level of trading that develops with our common stock may be affected by, numerous factors, many of which are beyond our control. These factors include, among other things, our new capital structure as a result of the transactions contemplated by the Reorganization Plan, our limited trading history subsequent to our emergence from bankruptcy, our limited trading volume, the concentration of holdings of our common stock, the lack of comparable historical financial information due to our adoption of fresh start accounting, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described under this “Risk Factors” and elsewhere in this report. No assurance can be given that an active market will develop for the common stock or as to the liquidity of the trading market for the common stock. The common stock may be traded only infrequently in transactions arranged through brokers or otherwise, and reliable market quotations may not be available. Holders of our common stock may experience difficulty in reselling, or an inability to sell, their shares. In addition, if an active trading market does not develop or is not maintained, significant sales of our common stock, or the expectation of these sales, could materially and adversely affect the market price of our common stock.

There is currently no active public trading market for our Class A common stock or our Class B common stock. Therefore, the holders of our common stock may be unable to liquidate their investment in our common stock.

Our Class A common stock is quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CHPE”. Although our Class A common stock is quoted on the OTCQB, trading has been irregular and with low volumes and therefore the market price of our Class A common stock may be difficult to ascertain. Our Class B common stock is not listed or quoted on the OTCQB or any other stock exchange or quotation system, and we have not applied for such listing. Further, in the event we were to seek such listing, there is no guarantee that any established securities exchange or quotation system would accept any of our Class B common stock for listing. As a result, investors in our securities may not be able to resell their shares at or above the purchase price paid by them or may not be able to resell them at all.

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

CHAPARRAL ENERGY, INC.

By:	/s/ K. Earl Reynolds
Name:	K. Earl Reynolds
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph O. Evans
Name:	Joseph O. Evans
Title:	Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

Date: August 14, 2017

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Third Amended and Restated Certificate of Incorporation of Chaparral Energy, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 27, 2017)

3.2*	Amended and Restated Bylaws of Chaparral Energy, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on March 27, 2017)

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