Form 10-Q
period 2017-09-30
Chaparral Energy, Inc.
filed 2017-11-14
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of shares outstanding of each of the issuer’s classes of common stock as of November 14, 2017:

Class	Number of Shares
Class A Common Stock, $0.01 par value	38,943,766
Class B Common Stock, $0.01 par value	7,871,512

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

These forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In addition to the risk factors described in Part II, Item 1A. Risk Factors, our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2017, and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, the factors include:

•	the ability to operate our business following emergence from bankruptcy;
•	worldwide supply of and demand for oil and natural gas;
•	volatility and declines in oil and natural gas prices;
•	drilling plans (including scheduled and budgeted wells);
•	our new capital structure and the adoption of fresh start accounting, including the risk that assumptions and factors used in estimating enterprise value vary significantly from current values;
•	the number, timing or results of any wells;
•	changes in wells operated and in reserve estimates;
•	supply of CO2 ;
•	future growth and expansion;
•	future exploration;
•	integration of existing and new technologies into operations;

•	future capital expenditures (or funding thereof) and working capital;
•	risks related to the concentration of our operations in the mid-continent geographic area;
•	borrowings and capital resources and liquidity;
•	changes in strategy and business discipline, including our post-emergence business strategy;
•	future tax matters;
•	any loss of key personnel;
•	geopolitical events affecting oil and natural gas prices;
•	outcome, effects or timing of legal proceedings;
•	the effect of litigation and contingencies;
•	the ability to generate additional prospects; and
•

the ability to successfully complete merger, acquisition or divestiture plans, regulatory or other limitations imposed as a result of a merger, acquisition or divestiture, and the success of the business following a merger, acquisition or divestiture.

Reserve engineering is a process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reserve engineers. In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions may change the schedule of any future production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil and natural gas that are ultimately recovered.

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

New Revolver	A first-out revolving facility under the New Credit Facility.

New Term Loan	A second-out term loan under the New Credit Facility.
NYMEX	The New York Mercantile Exchange.

Play	A term describing an area of land following the identification by geologists and geophysicists of reservoirs with potential oil and natural gas reserves.

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets

	Successor	Predecessor
	September 30,	December 31,
(dollars in thousands, except share data)	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,395	$186,480
Accounts receivable, net	63,952	46,226
Inventories, net	4,207	7,351
Prepaid expenses	2,161	3,886
Derivative instruments	8,130	—
Total current assets	100,845	243,943
Property and equipment, net	52,766	41,347
Oil and natural gas properties, using the full cost method:
Proved	707,938	4,323,964
Unevaluated (excluded from the amortization base)	599,885	20,353
Accumulated depreciation, depletion, amortization and impairment	(59,157)	(3,789,133)
Total oil and natural gas properties	1,248,666	555,184
Derivative instruments	5,990	—
Other assets	3,082	5,513
Total assets	$1,411,349	$845,987

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets—continued

	Successor	Predecessor
	September 30,	December 31,
(dollars in thousands, except share data)	2017	2016
	(unaudited)
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$65,069	$42,442
Accrued payroll and benefits payable	9,466	3,459
Accrued interest payable	404	732
Revenue distribution payable	15,574	9,426
Long-term debt and capital leases, classified as current	4,758	469,112
Derivative instruments	—	7,525
Total current liabilities	95,271	532,696
Long-term debt and capital leases, less current maturities	319,696	—
Derivative instruments	—	5,844
Deferred compensation	561	—
Asset retirement obligations	60,614	65,456
Liabilities subject to compromise	—	1,284,144
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Predecessor preferred stock, 600,000 shares authorized, none issued and outstanding as of December 31, 2016	—	—
Predecessor Class A Common stock, $0.01 par value, 10,000,000 shares authorized and 333,686 shares issued and outstanding as of December 31, 2016	—	4
Predecessor Class B Common stock, $0.01 par value, 10,000,000 shares authorized and 344,859 shares issued and outstanding as of December 31, 2016	—	3
Predecessor Class C Common stock, $0.01 par value, 10,000,000 shares authorized and 209,882 shares issued and outstanding as of December 31, 2016	—	2
Predecessor Class E Common stock, $0.01 par value, 10,000,000 shares authorized and 504,276 shares issued and outstanding as of December 31, 2016	—	5
Predecessor Class F Common stock, $0.01 par value, 1 share authorized, issued, and outstanding as of December 31, 2016	—	—
Predecessor Class G Common stock, $0.01 par value, 3 shares authorized and 2 shares issued and outstanding as of December 31, 2016	—	—
Predecessor additional paid in capital	—	425,231
Successor preferred stock, 5,000,000 shares authorized, none issued and outstanding as of September 30, 2017	—	—
Successor Class A Common stock, $0.01 par value, 180,000,000 shares authorized and 38,907,573 shares issued and outstanding as of September 30, 2017	389	—
Successor Class B Common stock, $0.01 par value, 20,000,000 shares authorized and 7,871,512 shares issued and outstanding as of September 30, 2017	79	—
Successor additional paid in capital	952,172	—
Accumulated deficit	(17,433)	(1,467,398)
Total stockholders' equity (deficit)	935,207	(1,042,153)
Total liabilities and stockholders' equity (deficit)	$1,411,349	$845,987

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of operations

(Unaudited)

	Successor	Predecessor
	Three months	Three months
	ended	ended
(in thousands, except share and per share data)	September 30, 2017	September 30, 2016
Revenues - commodity sales	$75,947	$65,847
Costs and expenses:
Lease operating	24,209	22,291
Transportation and processing	2,942	2,429
Production taxes	4,536	2,174
Depreciation, depletion and amortization	32,167	29,624
Loss on impairment of other assets	—	202
General and administrative	9,924	1,519
Cost reduction initiatives	34	89
Total costs and expenses	73,812	58,328
Operating income	2,135	7,519
Non-operating (expense) income:
Interest expense	(5,283)	(7,436)
Derivative (losses) gains	(15,448)	—
Other income (expense), net	376	(129)
Net non-operating (expense) income	(20,355)	(7,565)
Reorganization items, net	(858)	(5,504)
Loss before income taxes	(19,078)	(5,550)
Income tax expense (benefit)	37	(59)
Net loss	$(19,115)	$(5,491)
Earnings per share:
Basic for Class A and Class B	$(0.42)	*
Diluted for Class A and Class B	$(0.42)	*
Weighted average shares used to compute earnings per share:
Basic for Class A and Class B	44,982,142	*
Diluted for Class A and Class B	44,982,142	*

 ____________________________________________________________

* Item not disclosed. See “Note 2—Earnings per share.”

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of operations—continued

(Unaudited)

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Nine months
	through	through	ended
(in thousands, except share and per share data)	September 30, 2017	March 21, 2017	September 30, 2016
Revenues - commodity sales	$157,803	$66,531	$180,076
Costs and expenses:
Lease operating	51,527	19,941	68,462
Transportation and processing	6,370	2,034	6,493
Production taxes	8,235	2,417	6,812
Depreciation, depletion and amortization	66,432	24,915	94,396
Loss on impairment of oil and gas assets	—	—	281,079
Loss on impairment of other assets	—	—	1,461
General and administrative	24,641	6,843	14,812
Liability management	—	—	9,396
Cost reduction initiatives	155	629	3,228
Total costs and expenses	157,360	56,779	486,139
Operating income (loss)	443	9,752	(306,063)
Non-operating (expense) income:
Interest expense	(10,984)	(5,862)	(57,243)
Derivative (losses) gains	(4,089)	48,006	(9,468)
Write-off of Senior Note issuance costs, discount and premium	—	—	(16,970)
Other (expense) income, net	(180)	1,373	217
Net non-operating (expense) income	(15,253)	43,517	(83,464)
Reorganization items, net	(2,548)	988,727	(10,859)
(Loss) income before income taxes	(17,358)	1,041,996	(400,386)
Income tax expense	75	37	165
Net (loss) income	$(17,433)	$1,041,959	$(400,551)
Earnings per share:
Basic for Class A and Class B	$(0.39)	*	*
Diluted for Class A and Class B	$(0.39)	*	*
Weighted average shares used to compute earnings per share:
Basic for Class A and Class B	44,982,142	*	*
Diluted for Class A and Class B	44,982,142	*	*

____________________________________________________________

* Item not disclosed. See “Note 2—Earnings per share.”

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of stockholders’ equity (deficit)

(Unaudited)

			Additional
	Common stock		paid in	Accumulated
(dollars in thousands)	Shares	Amount	capital	deficit	Total
Balance at December 31, 2016 - Predecessor	1,392,706	$14	$425,231	$(1,467,398)	$(1,042,153)
Restricted stock forfeited	(1,454)	—	—	—	—
Restricted stock cancelled	(8,964)	—	—	—	—
Stock-based compensation	—	—	194	—	194
Net income	—	—	—	1,041,959	1,041,959
Balance at March 21, 2017 - Predecessor	1,382,288	14	425,425	(425,439)	—
Cancellation of Predecessor equity	(1,382,288)	(14)	(425,425)	425,439	—
Balance at March 21, 2017 - Predecessor	—	$—	$—	$—	$—

Issuance of Successor common stock - rights offering	4,197,210	$42	$49,985	$—	$50,027
Issuance of Successor common stock - backstop premium	367,030	4	—	—	4
Issuance of Successor common stock - settlement of claims	40,417,902	404	898,510	—	898,914
Issuance of Successor warrants	—	—	118	—	118
Balance at March 21, 2017 - Successor	44,982,142	450	948,613	—	949,063
Stock-based compensation	1,796,943	18	3,559	—	3,577
Net income	—	—	—	(17,433)	(17,433)
Balance at September 30, 2017 - Successor	46,779,085	$468	$952,172	$(17,433)	$935,207

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows

(Unaudited)

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Nine months
	through	through	ended
(in thousands)	September 30, 2017	March 21, 2017	September 30, 2016
Cash flows from operating activities
Net (loss) income	$(17,433)	$1,041,959	$(400,551)
Adjustments to reconcile net loss to net cash provided by operating activities
Non-cash reorganization items	—	(1,012,090)	—
Depreciation, depletion and amortization	66,432	24,915	94,396
Loss on impairment of assets	—	—	282,540
Write-off of Senior Note issuance costs, discount and premium	—	—	16,970
Derivative losses (gains)	4,089	(48,006)	9,468
Loss (gain) on sale of assets	876	(206)	128
Other	1,300	645	2,832
Change in assets and liabilities
Accounts receivable	(16,082)	198	(4,866)
Inventories	2,683	466	2,758
Prepaid expenses and other assets	2,560	(497)	(370)
Accounts payable and accrued liabilities	(13,369)	8,733	24,026
Revenue distribution payable	4,549	(1,875)	1,173
Deferred compensation	2,565	143	(5,384)
Net cash provided by operating activities	38,170	14,385	23,120
Cash flows from investing activities
Expenditures for property, plant, and equipment and oil and natural gas properties	(114,358)	(31,179)	(119,994)
Proceeds from asset dispositions	7,791	1,884	954
Proceeds from derivative instruments	15,143	1,285	90,590
Cash in escrow	42	—	49
Net cash used in investing activities	(91,382)	(28,010)	(28,401)
Cash flows from financing activities
Proceeds from long-term debt	33,000	270,000	181,000
Repayment of long-term debt	(1,154)	(444,785)	(1,563)
Proceeds from rights offering, net	—	50,031	—
Principal payments under capital lease obligations	(1,362)	(568)	(1,860)
Payment of other financing fees	—	(2,410)	—
Net cash provided by (used in) financing activities	30,484	(127,732)	177,577
Net (decrease) increase in cash and cash equivalents	(22,728)	(141,357)	172,296
Cash and cash equivalents at beginning of period	45,123	186,480	17,065
Cash and cash equivalents at end of period	$22,395	$45,123	$189,361

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited)

(dollars in thousands, except per share amounts)

Note 1: Nature of operations and summary of significant accounting policies

Nature of operations

Chaparral Energy, Inc. and its subsidiaries (collectively, “we”, “our”, “us”, or the “Company”) are involved in the acquisition, exploration, development, production and operation of oil and natural gas properties. Our properties are located primarily in Oklahoma and Texas. To facilitate our financial statement presentations, we refer to the post-emergence reorganized company in these consolidated financial statements and footnotes as the “Successor” for periods subsequent to March 21, 2017, and to the pre-emergence company as “Predecessor” for periods prior to and including March 21, 2017. As discussed in “Note 3—Chapter 11 reorganization,” we filed voluntary petitions for bankruptcy relief and subsequently operated as debtor in possession, in accordance with the applicable provisions of the Bankruptcy Code, until our emergence from bankruptcy on March 21, 2017. The cancellation of all existing shares outstanding followed by the issuance of new shares in the reorganized Company upon our emergence from bankruptcy caused a related change of control under US GAAP. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Reorganization Plan, the Company’s consolidated financial statements on or after March 21, 2017, are not comparable with the consolidated financial statements prior to that date.

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

The financial information as of September 30, 2017 (Successor), the three months ended September 30, 2017 (Successor), and 2016 (Predecessor), the periods of March 22, 2017, through September 30, 2017 (Successor) and January 1, 2017, through March 21, 2017 (Predecessor), and the nine months ended September 30, 2016 (Predecessor), is unaudited. The financial information as of December 31, 2016, has been derived from the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016. In management’s opinion, such information contains all adjustments considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three months ended September 30, 2017 and the periods of March 22, 2017, through September 30, 2017 (Successor), and January 1, 2017, through March 21, 2017 (Predecessor), are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2017.

Cash and cash equivalents

We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of September 30, 2017, cash with a recorded balance totaling approximately $17,956 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.

As of December 31, 2016, we had restricted cash of $1,400 which was required to be maintained during the pendency of our bankruptcy. The restricted cash is included in “Cash and cash equivalents” in our consolidated balance sheets. As of September 30, 2017, we no longer had restricted cash.

Accounts receivable

We have receivables from joint interest owners and oil and natural gas purchasers which are generally uncollateralized. Accounts receivable consisted of the following:

	Successor	Predecessor
	September 30,	December 31,
	2017	2016
Joint interests	$25,868	$13,818
Accrued commodity sales	33,279	31,304
Derivative settlements	3,814	—
Other	1,581	1,657
Allowance for doubtful accounts	(590)	(553)
	$63,952	$46,226

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

Inventories

Inventories consisted of the following:

	Successor	Predecessor
	September 30,	December 31,
	2017	2016
Equipment inventory	$2,704	$8,165
Commodities	1,503	1,418
Inventory valuation allowance	—	(2,232)
	$4,207	$7,351

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

In the past, the costs associated with unevaluated properties typically related to acquisition costs of unproved acreage. As a result of fresh start accounting, a substantial portion of the carrying value of our unevaluated properties are the result of a fair value increase to reflect the value of our acreage in our STACK play (see “Note 4—Fresh start accounting”).

The costs of unevaluated oil and natural gas properties consisted of the following:

	Successor	Predecessor
	September 30,	December 31,
	2017	2016
Leasehold acreage	$584,765	$15,455
Capitalized interest (1)	1,239	1,894
Wells and facilities in progress of completion	13,881	3,004
Total unevaluated oil and natural gas properties excluded from amortization	$599,885	$20,353

________________________________

(1)

As of September 30, 2017, this amount reflects the cumulative interest capitalized on the historical acquisition cost of leasehold acreage subsequent to our establishing opening balances under fresh start accounting. Interest is not capitalized on amounts related to the fair value increase to leasehold acreage as a result of applying fresh start accounting.

Ceiling Test. In accordance with the full cost method of accounting, the net capitalized costs of oil and natural gas properties are not to exceed their related PV-10 value, net of tax considerations, plus the cost of unproved properties not being amortized.

Our estimates of oil and natural gas reserves as of September 30, 2017, and the related PV-10 value, were prepared using an average price for oil and natural gas on the first day of each month for the prior twelve months as required by the SEC. As discussed in “Note 4—Fresh start accounting,” the application of fresh start accounting to our balance sheet on March 21, 2017, resulted in the carrying value of our oil and natural gas properties being restated based on their fair value.

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

As of the bankruptcy emergence date of March 21, 2017, we were in a net deferred tax asset position and based on our anticipated operating results in subsequent quarters, we project being in a net deferred tax asset position at December 31, 2017. We believe it is more likely than not that these deferred tax assets will not be realized, and accordingly, recorded a full valuation allowance against our net deferred tax assets as of March 21, 2017, and as of September 30, 2017.

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

The benefit of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the consolidated financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. Interest and penalties, if any, related to uncertain tax positions would be recorded in interest expense and other expense, respectively. There were no uncertain tax positions at September 30, 2017, and December 31, 2016.

As described in “Note 3—Chapter 11 reorganization,” elements of the Reorganization Plan provided that our indebtedness related to Senior Notes and certain general unsecured claims were exchanged for Successor common stock in settlement of those claims. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a Chapter 11 bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is determined based on the fair market value of the consideration received by the creditors in settlement of outstanding indebtedness. As a result of the market value of equity upon emergence from Chapter 11 bankruptcy proceedings, the estimated amount of CODI is approximately $61,000, which will reduce the value of the Company’s net operating losses. The actual reduction in tax attributes does not occur until the first day of the Company’s tax year subsequent to the date of emergence, or January 1, 2018. The reduction of net operating losses is expected to be fully offset by a corresponding decrease in valuation allowance.

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

Joint Venture

On September 25, 2017, we entered into a drilling joint venture with BCE Roadrunner LLC, a wholly-owned subsidiary of Bayou City Energy Management, LLC (“BCE”) to fund further development of our 110,000-acre STACK position, which will allow us to accelerate our development plans in both Canadian and Garfield counties, Oklahoma. Under the Joint Development Agreement (“JDA”), BCE will fund 100 percent of our drilling, completion and equipping costs associated with 30 joint venture STACK wells, subject to average well cost caps that vary by well-type across location and targeted formations, approximately between $3,400 and $4,000 per gross well. The JDA wells, which will be drilled and operated by us, include 17 wells in Canadian County and 13 wells in Garfield County. We have the ability to expand the partnership to drill additional wells in the future. In exchange for funding, BCE will receive wellbore-only interest in each well totaling an 85% carve-out working interest from our original working interest (and we retain 15%) until the program reaches a 14% internal rate of return. Once achieved, ownership interest in all wells will revert such that we will own a 75% working interest and BCE will retain a 25% working interest. We will retain all acreage and reserves outside of the wellbore, with both parties paying their working interest share of lease operating expenses.

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

	Successor	Predecessor
	Three months	Three months
	ended	ended
	September 30, 2017	September 30, 2016
One-time severance and termination benefits	$30	$89
Professional fees	4	—
Total cost reduction initiatives expense	$34	$89

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Nine months
	through	through	ended
	September 30, 2017	March 21, 2017	September 30, 2016
One-time severance and termination benefits	$142	$608	$3,125
Professional fees	13	21	103
Total cost reduction initiatives expense	$155	$629	$3,228

Recently adopted accounting pronouncements

In May 2017, the FASB issued authoritative guidance which provides clarification on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. The guidance is effective for fiscal years, including interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted in any interim period. The guidance should be applied prospectively to an award modified on or after the adoption date. We adopted this guidance on July 1, 2017, with no material impact to our financial statements or results of operations.

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

In March 2016, the FASB issued authoritative guidance that clarifies that the assessment of whether an embedded contingent put or call option in a financial instrument is clearly and closely related to the debt host requires only an analysis of the four-step decision sequence described in Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”). We adopted this guidance, which was effective for fiscal periods beginning after December 15, 2016, and interim periods thereafter, in the current quarter, with no material impact to our financial statements or results of operations.

In August 2014, the FASB issued authoritative guidance that required entities to evaluate whether there is substantial doubt about their ability to continue as a going concern and required additional disclosures if certain criteria were met. The guidance was adopted on December 31, 2016, and other than discussions regarding our emergence from bankruptcy and the related exit financing in “Note 3—Chapter 11 reorganization” and “Note 6—Debt”, there were no additional required disclosures as contemplated by this guidance.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

Recently issued accounting pronouncements

In May 2014, the FASB issued authoritative guidance that supersedes previous revenue recognition requirements and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period and it will be adopted by us on January 1, 2018. The new standard allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. During 2015 and 2016, the FASB released further updates that, among others, provided supplemental guidance and clarification to this topic including clarification on principal vs. agent considerations and identifying performance obligations and licensing. We have completed an assessment of our marketing contracts covering a majority portion of our revenue. Based on this assessment, we do not expect the new guidance to have a material impact on prior and future net income. However, we expect the guidance to impact our classification of certain costs for gathering, transportation and processing of gas as part of the transaction price rather than reported expense. Accordingly, we are continuing to evaluate the effect that the new guidance will have on our consolidated financial statements and related disclosures, with a more focused analysis on these expenses.

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

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

Note 2: Earnings per share

We have not historically presented earnings per share (“EPS”) because our common stock did not previously trade on a public market, either on a stock exchange or in the over-the-counter (“OTC”) market. Accordingly, we were permitted under accounting guidance to omit such disclosure. However, the OTCQB tier of the OTC Markets Group Inc. began quoting our Class A common stock on May 26, 2017, under the symbol “CHPE”. From May 18, 2017, through May 25, 2017, our Class A common stock was quoted on the OTC Pink marketplace under the symbol “CHHP”. Our Class B common stock is not listed or quoted on the OTCQB or any other stock exchange or quotation system. Our Class A and Class B common stock shares equally in dividends and undistributed earnings. We are presenting basic and diluted EPS for all Successor periods subsequent to our emergence from bankruptcy but are not presenting EPS for any Predecessor period.

We are required under accounting guidance to compute EPS using the two-class method which considers multiple classes of common stock and participating securities. All securities that meet the definition of a participating security are to be included in the computation of basic EPS under the two-class method. Our unvested restricted stock awards are considered to be participating securities as they include non-forfeitable dividend rights in the event a dividend is paid on our common stock. Our participating securities do not participate in undistributed net losses because they are not contractually obligated to do so and hence are not included in the computation of EPS in periods when a net loss occurs.

A reconciliation of the components of basic and diluted EPS is presented below:

	Successor
		Period from
	Three months	March 22, 2017
	ended	through
(in thousands, except share and per share data)	September 30, 2017	September 30, 2017
Numerator for basic and diluted earnings per share
Net loss	$(19,115)	$(17,433)
Denominator for basic earnings per share
Weighted average common shares - Basic for Class A and Class B	44,982,142	44,982,142
Denominator for diluted earnings per share
Weighted average common shares - Diluted for Class A and Class B	44,982,142	44,982,142
Earnings per share
Basic for Class A and Class B	$(0.42)	$(0.39)
Diluted for Class A and Class B	$(0.42)	$(0.39)
Participating securities excluded from earnings per share calculations
Unvested restricted stock awards	1,796,943	1,796,943
Antidilutive securities excluded from earnings per share calculations
Warrants (1)	140,023	140,023

________________________________

(1)

The warrants to purchase shares of our Class A common stock are antidilutive due to the exercise price exceeding the average price of our Class A shares for the periods presented and due to the net losses we incurred.

Note 3: Chapter 11 reorganization

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

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

Liabilities subject to compromise. In accordance with ASC Topic 852, Reorganizations (“ASC 852”), our financial statements include amounts classified as liabilities subject to compromise which represent estimates of pre-petition obligations that were allowed as claims in our bankruptcy case. These liabilities are reported at the amounts allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. The amounts disclosed below as of March 21, 2017, reflect the liabilities immediately prior to our Reorganization Plan becoming effective. As part of the Reorganization Plan, the Bankruptcy Court approved the settlement of these claims and they were subsequently settled in cash or equity, reinstated or otherwise reserved for at emergence.

	Predecessor
	March 21, 2017	December 31, 2016
Accounts payable and accrued liabilities	$6,687	$9,212
Accrued payroll and benefits payable	3,949	4,048
Revenue distribution payable	3,050	3,474
Senior Notes and associated accrued interest	1,267,410	1,267,410
Liabilities subject to compromise	$1,281,096	$1,284,144

Note 4: Fresh start accounting

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

Adopting fresh start accounting results in a new reporting entity for financial reporting purposes with no beginning retained earnings or deficit. The cancellation of all existing shares outstanding on the Effective Date and issuance of new shares in the reorganized Company caused a related change of control under US GAAP. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Reorganization Plan, the Predecessor and Successor periods may lack comparability, as required in ASC Topic 205, Presentation of Financial Statements (“ASC 205”). ASC 205 states that financial statements are required to be presented comparably from year to year, with any exceptions to comparability clearly disclosed. Therefore, “black-line” financial statements are presented to distinguish between the Predecessor and Successor periods.

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
$291,429

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

(g)

Adjustment represents (i) the cancellation of Predecessor equity on the Effective Date, (ii) the issuance of 44,982,142 shares of Successor common stock on the Effective Date and (iii) the issuance of 140,023 warrants on the Effective Date (see “Note 3—Chapter 11 reorganization”)

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

Fresh start adjustments

(i)

Represents fresh start accounting adjustments primarily to (i) remove accumulated depreciation, depletion, amortization and impairment, (ii) increase the value of proved oil and gas properties, (iii) increase the value of unevaluated oil and gas properties primarily to capture the value of our acreage in the STACK, (iv) increase other property and equipment primarily due to increases to land, vehicles, machinery and equipment and (v) decrease asset retirement obligations. These fair value measurements giving rise to these adjustments are primarily based on Level 3 inputs under the fair value hierarchy (See “Note 8—Fair value measurements”).

(j)	Reflects the cumulative impact of the fresh start adjustments discussed herein.

Reorganization items

We use this category to reflect, where applicable, post-petition revenues, expenses, gains and losses that are direct and incremental as a result of the reorganization of the business. Reorganization items are as follows:

	Successor	Predecessor
	Three months	Three months
	ended	ended
	September 30, 2017	September 30, 2016
Professional fees	$858	$4,268
Claims for non-performance of executory contract	—	1,236
Total reorganization items	$858	$5,504

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Nine months
	through	through	ended
	September 30, 2017	March 21, 2017	September 30, 2016
Gains on the settlement of liabilities subject to compromise	$—	$(372,093)	$—
Fresh start accounting adjustments	—	(641,684)	—
Professional fees	2,548	18,790	9,623
Claims for non-performance of executory contract	—	—	1,236
Rejection of employment contracts	—	4,573	—
Write off unamortized issuance costs on Prior Credit Facility	—	1,687	—
Total reorganization items	$2,548	$(988,727)	$10,859

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

Note 5: Supplemental disclosures to the consolidated statements of cash flows

Supplemental disclosures to the consolidated statements of cash flows are presented below:

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Nine months
	through	through	ended
	September 30, 2017	March 21, 2017	September 30, 2016
Net cash provided by operating activities included:
Cash payments for interest	$13,196	$4,105	$19,899
Interest capitalized	(1,245)	(248)	(1,741)
Cash payments for interest, net of amounts capitalized	$11,951	$3,857	$18,158
Cash payments for income taxes	$150	$—	$250
Cash payments for reorganization items	$16,930	$11,405	$4,255
Non-cash financing activities included:
Repayment of Prior Credit Facility with proceeds from early termination of derivative contracts (See Note 7)	$—	$—	$103,560
Non-cash investing activities included:
Asset retirement obligation additions and revisions	$2,746	$716	$4,015
Change in accrued oil and gas capital expenditures	$10,598	$5,387	$(22,543)

Note 6: Debt

As of the dates indicated, debt consisted of the following:

	Successor	Predecessor
	September 30,	December 31,
	2017	2016 (2)
New Revolver	$153,000	$—
New Term Loan, net of discount of $651 and $0, respectively	148,541	—
Prior Credit Facility	—	444,440
Real estate mortgage note	9,328	9,595
Installment notes payable	10	434
Capital lease obligations	15,016	16,946
Unamortized debt issuance costs (1)	(1,441)	(2,303)
Total debt, net	324,454	469,112
Less current portion	4,758	469,112
Total long-term debt, net	$319,696	$—

(1)

Debt issuance costs are presented as a direct deduction from debt rather than an asset pursuant to recent accounting guidance. The balance on September 30, 2017, was related to the New Revolver while the balance on December 31, 2016, was related to the Prior Credit Facility.

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

New Term Loan

The New Term Loan, which is collateralized by our oil and natural gas properties, is scheduled to mature on March 21, 2021. Interest on the outstanding amount of the New Term Loan will accrue at an interest rate equal to either: (a) the Alternate Base Rate (as

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

defined in the New Credit Facility) plus a 6.75% margin or (b) the Adjusted LIBO Rate (as defined in the New Credit Facility), plus a 7.75% margin with a 1.00% floor on the Adjusted LIBO Rate. As of September 30, 2017, our outstanding borrowings were accruing interest at the Adjusted LIBO Rate which resulted in an interest rate of 9.03%.

We are required to make scheduled, mandatory principal payments in respect of the New Term Loan according to the schedule below, with the remaining outstanding balance due upon maturity:

Total payments remaining for 2017	$375
Total payments for 2018	1,500
Total payments for 2019	3,750
Total payments for 2020	6,750
Total mandatory payments	$12,375

New Revolver

The New Revolver is a $400,000 facility collateralized by our oil and natural gas properties and is scheduled to mature on March 21, 2021. Availability under our New Revolver is subject to a borrowing base based on the value of our oil and natural gas properties and set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request an additional borrowing base redetermination once between each scheduled redetermination or upon the occurrence of certain specified events. The banks establish a borrowing base by making an estimate of the collateral value of our oil and natural gas properties. If oil and natural gas prices decrease from the amounts used in estimating the collateral value of our oil and natural gas properties, the borrowing base may be reduced, thus reducing funds available under the borrowing base. The initial borrowing base on the Effective Date was $225,000 and the first borrowing base redetermination has been set for on or about May 1, 2018. Availability on the New Revolver as of September 30, 2017, after taking into account outstanding borrowings and letters of credit on that date, was $71,172.

Interest on the outstanding amounts under the New Revolver will accrue at an interest rate equal to either (i) the Alternate Base Rate plus a margin that ranges between 2.00% to 3.00% depending on utilization or (ii) the Adjusted LIBO Rate applicable to one, two, three or six month borrowings plus a margin that ranges between 3.00% to 4.00% depending on utilization. In the case that an Event of Default (as defined under the New Credit Facility) occurs, the applicable rate while in default will be the Alternate Base Rate plus an additional 2.00% and plus the applicable margin. As of September 30, 2017, our outstanding borrowings were accruing interest at the Adjusted LIBO Rate which resulted in a weighted average interest rate of 4.78%.

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

The financial covenants require that we maintain: (1) a Current Ratio (as defined in the New Credit Facility) of no less than 1.00 to 1.00, (2) an Asset Coverage Ratio (as defined in the New Credit Facility) of no less than 1.35 to 1.00, (3) Liquidity (as defined in the New Credit Facility) of at least $25,000 and (4) a Ratio of Total Debt to EBITDAX (as defined in the New Credit Facility) of no greater than 3.5 to 1.0 calculated on a trailing four-quarter basis. We are required to comply with these covenants for each fiscal quarter ending on and after March 31, 2017, except for the Asset Coverage Ratio, for which compliance is required semiannually as of January 1 and July 1 of each year. We were in compliance with these financials covenants as of September 30, 2017.

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

The following table summarizes our crude oil derivatives outstanding as of September 30, 2017:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Purchased puts	Sold calls
2017
Swaps	883	$54.97	$—	$—
2018
Swaps	2,116	$54.92	$—	$—
Collars	183	$—	$50.00	$60.50
2019
Swaps	1,312	$54.26	$—	$—
2020
Swaps	120	$50.50	$—	$—

The following table summarizes our natural gas derivatives outstanding as of September 30, 2017:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu
2017
Swaps	2,250	$3.33
2018
Swaps	5,861	$3.03
2019
Swaps	3,322	$2.86

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

	Successor			Predecessor
	September 30, 2017			December 31, 2016
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Natural gas derivative contracts	$789	$(358)	$431	$184	$(3,658)	$(3,474)
Crude oil derivative contracts	13,694	(5)	13,689	—	(9,895)	(9,895)
Total derivative instruments	14,483	(363)	14,120	184	(13,553)	(13,369)
Less:
Netting adjustments (1)	363	(363)	—	184	(184)	—
Derivative instruments - current	8,130	—	8,130	—	(7,525)	(7,525)
Derivative instruments - long-term	$5,990	$—	$5,990	$—	$(5,844)	$(5,844)

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

“Derivative (losses) gains” in the consolidated statements of operations are comprised of the following:

	Successor	Predecessor
	Three months	Three months
	ended	ended
	September 30, 2017	September 30, 2016
Change in fair value of commodity price derivatives	$(22,236)	$—
Settlement gains on commodity price derivatives	6,788	—
Total derivative (losses) gains	$(15,448)	$—

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Nine months
	through	through	ended
	September 30, 2017	March 21, 2017	September 30, 2016
Change in fair value of commodity price derivatives	$(19,232)	$46,721	$(163,238)
Settlement gains on commodity price derivatives	15,143	1,285	62,626
Settlement gains on early terminations of commodity price derivatives	—	—	91,144
Total derivative (losses) gains	$(4,089)	$48,006	$(9,468)

Derivative terminations

In May 2016 all of our outstanding derivative positions were terminated due to defaults under the master agreements governing our derivative contracts as a result of our bankruptcy. Proceeds from the early terminations, inclusive of amounts receivable at the time of termination for previous settlements, totaled $119,303. Of this amount, in the third quarter of 2016, $103,560 was utilized to offset outstanding borrowings under our Prior Credit Facility and the remainder was remitted to the Company.

Note 8: Fair value measurements

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

Recurring fair value measurements

As of September 30, 2017, and December 31, 2016, our financial instruments recorded at fair value on a recurring basis consisted of commodity derivative contracts (see “Note 7—Derivative instruments”). We had no Level 1 assets or liabilities. Our derivative contracts classified as Level 2 consisted of commodity price swaps which are valued using an income approach. Future cash flows from the commodity price swaps are estimated based on the difference between the fixed contract price and the underlying published forward market price. Our derivative contracts classified as Level 3 consisted of collars. The fair value of these contracts is developed by a third-party pricing service using a proprietary valuation model, which we believe incorporates the assumptions that market participants would have made at the end of each period. Observable inputs include contractual terms, published forward pricing curves, and yield curves. Significant unobservable inputs are implied volatilities. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. We review these valuations and the changes in the fair value measurements for reasonableness. All derivative instruments are recorded at fair value and include a measure of our own nonperformance risk for derivative liabilities or our counterparty credit risk for derivative assets.

The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	Successor			Predecessor
	September 30, 2017			December 31, 2016
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$14,027	$(363)	$13,664	$184	$(13,455)	$(13,271)
Significant unobservable inputs (Level 3)	456	—	456	—	(98)	(98)
Netting adjustments (1)	(363)	363	—	(184)	184	—
	$14,120	$—	$14,120	$—	$(13,369)	$(13,369)

(1)

Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty. Positive and negative positions with counterparties are netted on the balance sheet only to the extent that they relate to the same current versus noncurrent classification.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

Changes in the fair value of our derivative instruments, classified as Level 3 in the fair value hierarchy, were as follows for the periods presented:

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Nine months
	through	through	ended
Net derivative assets (liabilities)	September 30, 2017	March 21, 2017	September 30, 2016
Beginning balance	$715	$(98)	$123,068
Realized and unrealized (losses) gains included in derivative (losses) gains	(259)	813	(9,216)
Settlements received	—	—	(113,852)
Ending balance	$456	$715	$—
(Losses) gains relating to instruments still held at the reporting date included in derivative (losses) gains for the period	$(259)	$813	$—

Nonrecurring fair value measurements

Asset retirement obligations. Additions to the asset and liability associated with our asset retirement obligations are measured at fair value on a nonrecurring basis. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the first nine months of 2017 and 2016 were escalated using an annual inflation rate of 2.30% and 2.42%, respectively. The estimated future costs to dispose of properties added once we emerged from bankruptcy through September 30, 2017, were discounted, depending on the economic remaining estimated life of the property or the expected timing of the plugging and abandonment activity, with a credit-adjusted risk-free rate ranging from 5.13% to 7.63%. The discount rate used for the nine months ended September 30, 2016, was our weighted average credit-adjusted risk-free interest rate of 20.00%. These estimates may change based upon future inflation rates and changes in statutory remediation rules. See “Note 9—Asset retirement obligations” for additional information regarding our asset retirement obligations.

Fair value of other financial instruments

Our significant financial instruments, other than derivatives, consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and debt. We believe the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments.

The carrying value and estimated fair value of our debt were as follows:

	Successor		Predecessor
	September 30, 2017		December 31, 2016
Level 2	Carrying value (1)	Estimated fair value	Carrying value (1)	Estimated fair value
New Revolver	$153,000	$153,000	$—	$—
New Term Loan	149,192	149,192	—	—
Other secured debt	9,338	9,338	10,029	10,029
9.875% Senior Notes due 2020	—	—	298,000	268,200
8.25% Senior Notes due 2021	—	—	384,045	344,680
7.625% Senior Notes due 2022	—	—	525,910	470,689

(1)	The carrying value excludes deductions for debt issuance costs and discounts.

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

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

Counterparty credit risk

Our derivative contracts are executed with institutions, or affiliates of institutions, that are parties to our credit facilities at the time of execution, and we believe the credit risks associated with all of these institutions are acceptable. We do not require collateral or other security from counterparties to support derivative instruments. Master agreements are in place with each of our derivative counterparties which provide for net settlement in the event of default or termination of the contracts under each respective agreement. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivatives. Our loss is further limited as any amounts due from a defaulting counterparty that is a Lender, or an affiliate of a Lender, under our credit facilities can be offset against amounts owed to such counterparty Lender. As of September 30, 2017, the counterparties to our open derivative contracts consisted of four financial institutions.

The following table summarizes our derivative assets and liabilities which are offset in the consolidated balance sheets under our master netting agreements. It also reflects the amounts outstanding under our credit facilities that are available to offset our net derivative assets due from counterparties that are lenders under our credit facilities.

	Offset in the consolidated balance sheets			Gross amounts not offset in the consolidated balance sheets
	Gross assets (liabilities)	Offsetting assets (liabilities)	Net assets (liabilities)	Derivatives (1)	Amounts outstanding under credit facilities	Net amount
Successor - September 30, 2017
Derivative assets	$14,483	$(363)	$14,120	$—	$(14,120)	$—
Derivative liabilities	(363)	363	—	—	—	—
	$14,120	$—	$14,120	$—	$(14,120)	$—

Predecessor - December 31, 2016
Derivative assets	$184	$(184)	$—	$—	$—	$—
Derivative liabilities	(13,553)	184	(13,369)	—	—	(13,369)
	$(13,369)	$—	$(13,369)	$—	$—	$(13,369)

_____________________________________________________

(1) Since positive and negative positions with a counterparty are netted on the balance sheet only to the extent that they relate to the same current versus noncurrent classification, these represent remaining amounts that could have been offset under our master netting agreements.

We did not post additional collateral under any of these contracts as all of our counterparties are secured by the collateral under our credit facilities. Payment on our derivative contracts could be accelerated in the event of a default on our New Credit Facility. The aggregate fair value of our derivative liabilities subject to acceleration in the event of default was $363 at September 30, 2017.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

Note 9: Asset retirement obligations

The following table provides a summary of our asset retirement obligation activity:

Liability for asset retirement obligations as of December 31, 2016 (Predecessor)	$72,137
Liabilities incurred in current period	535
Liabilities settled and disposed in current period	(869)
Revisions in estimated cash flows	181
Accretion expense	1,249
Liability for asset retirement obligations as of March 21, 2017 (Predecessor)	$73,233
Fair value fresh-start adjustment	$(2,757)
Liability for asset retirement obligations as of March 21, 2017 (Successor)	$70,476
Liabilities incurred in current period	2,038
Liabilities settled and disposed in current period	(6,649)
Revisions in estimated cash flows	708
Accretion expense	2,152
Liability for asset retirement obligations as of September 30, 2017 (Successor)	$68,725
Less current portion included in accounts payable and accrued liabilities	8,111
Asset retirement obligations, long-term	$60,614

See “Note 8—Fair value measurements” for additional information regarding fair value assumptions associated with our asset retirement obligations.

Note 10: Deferred compensation

Restricted Stock Unit Plan

Prior to our emergence from bankruptcy, we had a Non-Officer Restricted Stock Unit Plan (the “RSU Plan”) in effect as an incentive plan for nonexecutive employees. The provisions under our RSU Plan are discussed in “Note 11 — Deferred compensation” in Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2016. As of January 1, 2017, there were 98,596 unvested and outstanding Restricted Stock Units with a weighted average grant date fair value of $7.18 per unit.

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

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

A summary of compensation expense for the 2015 Cash LTIP is presented below:

	Successor	Predecessor
	Three months	Three months
	ended	ended
	September 30, 2017	September 30, 2016
2015 Cash LTIP expense (net of amounts capitalized)	$493	$201
2015 Cash LTIP payments	1,285	624

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Nine months
	through	through	ended
	September 30, 2017	March 21, 2017	September 30, 2016
2015 Cash LTIP expense (net of amounts capitalized)	$1,100	$5	$586
2015 Cash LTIP payments	1,285	42	666

During 2017, the Company awarded an additional $5,637 under the 2015 Cash LTIP. As of September 30, 2017, the outstanding liability accrued for our 2015 Cash LTIP, based on requisite service provided, was $1,224.

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

2017 Management Incentive Plan

As discussed in “Note 3—Chapter 11 reorganization,” our Reorganization Plan authorized the issuance of seven percent of outstanding Successor common shares on a fully diluted basis toward a new management incentive plan. On August 9, 2017, we adopted the Chaparral Energy, Inc. Management Incentive Plan (the “MIP”). The MIP provides for the following types of awards:

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other incentive awards.  The aggregate number of shares of Class A common stock, par value $0.01 per share, reserved for issuance pursuant to the MIP was initially set at 3,388,832 subject to changes in the event additional shares of common stock are issued under our Reorganization Plan. The MIP contemplates that any award granted under the plan may provide for the earlier termination of restrictions and acceleration of vesting in the event of a Change in Control, as may be described in the particular award agreement.

Pursuant to the MIP, in August 2017, 1,796,943 shares of restricted stock were granted to employees and members of our Board of Directors (the “Board”). Of the grants awarded to employees, 75% were comprised of shares that are subject to service vesting conditions (the “Time Shares”) and 25% were comprised of shares that are subject to performance vested conditions (the “Performance Shares”). All grants to the Board were Time shares.

Upon evaluating the provisions of both Time and Performance Shares, we classified both awards as equity-based awards. Compensation cost will be recognized and measured according to the grant date fair value of the awards which are based on the market price of our common stock currently trading on the OTCQB tier of the OTC Markets Group, Inc.

The Time Shares vest in equal annual installments over the three -year vesting period beginning on April 1, 2018 and each anniversary thereafter. The Performance Shares vest in three tranches over each of the next three years beginning on December 31, 2017, and each anniversary thereafter, according to performance conditions established each year. The performance conditions for a given year are unique to that year and vesting with respect to performance conditions for a given year is independent of the vesting with respect to other years. As a result, the requisite service period for each of the three tranches of Performance Shares relate to the individual year for which performance is measured and do not overlap.  Performance conditions have not been established for 2018 and 2019 and hence a grant date has not been established for accounting purposes. Furthermore, since the requisite service period for Performance Shares related to 2018 and 2019 performance conditions will not commence until fiscal 2018 and 2019, no expense will be recognized in connection with those awards in 2017. Performance Shares related to 2017 performance conditions will vest based on accomplishment of multiple conditions that generally relate to drilling results and strategic goals. The accomplishment of an individual condition will result in vesting of shares that is independent of vesting with respect to the other conditions (i.e. simultaneous accomplishment of multiple conditions is not required for vesting).  The number of shares vesting with respect to certain 2017 performance conditions is primarily at the discretion of the Board; hence a grant date for the related shares has not been established for accounting purposes.  Requisite service on Performance Shares subject to these discretionary 2017 performance conditions is being rendered in 2017 and therefore expense is recognized in the current fiscal year.

A summary of our restricted stock activity pursuant to our MIP for the Successor period in 2017 is presented below:

	Time Shares		Performance Shares
	Weighted average grant date fair value	Restricted shares	Weighted average grant date fair value	Restricted shares
	($ per share)		($ per share)
Unvested and outstanding at March 21, 2017 - Successor	$—	—	$—	—
Granted (1)	$20.05	1,376,481	$20.05	420,462
Unvested and outstanding at September 30, 2017 - Successor	$20.05	1,376,481	$20.05	420,462

________________________________________________________

(1)

Includes 280,308 Performance Shares attributable to 2018 and 2019 performance conditions and 70,077 Performance Shares attributable to 2017 conditions where determination of accomplishment is discretionary. Under accounting guidance, a grant date has not been established for all these awards.

As none of the MIP awards have vested to date, there have been no repurchases of vested shares in 2017. We have the ability to repurchase shares for tax withholding or pursuant to certain share repurchase provisions in our MIP award agreements. However, our employees also have the ability to sell shares on the open market to cover employee tax withholdings.

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

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

A portion of stock-based compensation cost associated with employees involved in our acquisition, exploration, and development activities has been capitalized as part of our oil and natural gas properties. The remaining cost is reflected in lease operating and general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense is as follows for the periods indicated:

	Successor	Predecessor
	Three months ended September 30, 2017	Three months ended September 30, 2016
Stock-based compensation cost (credit)	$3,577	$(5,705)
Less: stock-based compensation cost capitalized	(801)	1,167
Stock-based compensation expense (credit)	$2,776	$(4,538)
Payments for stock-based compensation	$—	$—

	Successor	Predecessor
	Period from March 22, 2017 through September 30, 2017	Period from January 1, 2017 through March 21, 2017	Nine months ended September 30, 2016
Stock-based compensation cost (credit)	$3,577	$194	$(6,220)
Less: stock-based compensation cost capitalized	(801)	(39)	965
Stock-based compensation expense (credit)	$2,776	$155	$(5,255)
Payments for stock-based compensation	$—	$—	$49

The credit for stock-based compensation for the nine months ended September 30, 2016, was primarily a result of forfeitures from our workforce reduction in January 2016, lower valuations of our liability-based awards and the cumulative catch up adjustment on the 2010 Plan discussed above. Based on a quarter end market price of $23.25 per share of our common stock, the aggregate intrinsic value of all restricted shares outstanding was $41,779 as of September 30, 2017. As of September 30, 2017, and December 31, 2016, accrued payroll and benefits payable included $0 and $0, respectively, for stock-based compensation costs expected to be settled within the next twelve months. Unrecognized stock-based compensation cost of approximately $25,805 as of September 30, 2017, is expected to be recognized over a weighted-average period of 1.5 years.

Note 11: Commitments and contingencies

Standby letters of credit (“Letters”) available under our New Credit Facility are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had Letters outstanding totaling $828 as of September 30, 2017, and December 31, 2016. When amounts under the Letters are paid by the lenders, interest accrues on the amount paid at the same interest rate applicable to borrowings under the New Credit Facility. No amounts were paid by the lenders under the Letters; therefore, we paid no interest on the Letters during the nine months ended September 30, 2017 or 2016.

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

Naylor Farms, Inc., individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On June 7, 2011, an alleged class action was filed against us in the United States District Court for the Western District of Oklahoma (“Naylor Trial Court”) alleging that we improperly deducted post-production costs from royalties paid to plaintiffs and other royalty interest owners as categorized in the petition from crude oil and natural gas wells located in Oklahoma (“Naylor Farms

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

Case”). Plaintiffs indicated they seek damages in excess of $5,000, the majority of which would be comprised of interest and may increase with the passage of time. The purported class includes non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The plaintiffs have alleged a number of claims, including breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek termination of leases, recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the alleged class. We have responded to the Naylor Farms petition, denied the allegations and raised arguments and defenses. Plaintiffs filed a motion for class certification in October 2015. In addition, the plaintiffs filed a motion for summary judgment asking the court to determine as a matter of law that natural gas is not marketable until it is in the condition and location to enter an interstate pipeline. On May 20, 2016, we filed a Notice of Suggestion of Bankruptcy with the Naylor Trial Court.

On January 17, 2017, the Naylor Trial Court certified a modified class of plaintiffs with oil and gas leases containing specific language. The modified class constitutes less than 60% of the leases the plaintiffs originally sought to certify. After additional briefing on the subject, on April 18, 2017, the Naylor Trial Court issued an order certifying the class to include only claims relating back to June 1, 2006. On May 1, 2017, we filed a Petition for Permission to Appeal Class Certification Order with the Tenth Circuit Court of Appeals (the “Tenth Circuit”), which was granted. We filed our appellate brief on September 14, 2017, to which the plaintiffs must respond by November 16, 2017.

In addition to filing claims on behalf of the named plaintiffs and associated parties, on August 15, 2016, plaintiffs’ attorneys filed a proof of claim on behalf of the putative class claiming damages in excess of $150,000 in our Chapter 11 Cases. The Company objected to treatment of the claim on a class basis, asserting the claim should be addressed on an individual basis. On April 20, 2017, plaintiffs filed an amended proof of claim reducing the claim to an amount in excess of $90,000 inclusive of actual and punitive damages, statutory interest and attorney fees. On May 24, 2017, the Bankruptcy Court denied the Company’s objection, ruling the plaintiffs may file a claim on behalf of the class. This order did not establish liability or otherwise address the merits of the plaintiffs’ claims, to which we will also object. On June 7, 2017 we appealed the Bankruptcy Court order to the United States District Court for the District of Delaware. Under the Reorganization Plan, the plaintiffs are identified as a separate class of creditors, Class 8. Class 8 claims are entitled to receive their pro rata share of new stock issued to the holders of general unsecured claims (including claims of the Noteholders). Although the members of Class 8 voted to reject the Plan, the Bankruptcy Court confirmed the Plan on March 10, 2017, without objection by the plaintiffs.

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

Amanda Dodson, individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On May 10, 2013, Amanda Dodson filed a complaint against us in the District Court of Mayes County, Oklahoma, (“Dodson Case”) with an allegation similar to those asserted in the Naylor Farms case related to post-production deductions, and includes claims for breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek termination of leases, recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the alleged class. The alleged class included non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. We responded to the Dodson petition, denied the allegations and raised a number of affirmative defenses. The case was voluntarily dismissed without prejudice on July 19, 2017.

Martha Donelson and John Friend, on behalf of themselves and on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On August 11, 2014, an alleged class action was filed against us, as well as several other operators in Osage County, in the United States District Court for the Northern District of Oklahoma, alleging claims on behalf of the named plaintiffs and all similarly situated Osage County land owners and surface lessees. The plaintiffs challenged leases and drilling permits approved by the Bureau of Indian Affairs without the environmental studies allegedly required under the National Environmental Policy Act (NEPA). The plaintiffs assert claims seeking recovery for trespass, nuisance, negligence and unjust enrichment. Relief sought includes declaring oil and natural gas leases and drilling permits obtained in Osage County without a prior NEPA study void ab initio, removing us from all properties owned by the class members, disgorgement of profits, and compensatory and punitive damages. On March 31, 2016, the Court dismissed the case against all defendants as an improper challenge under NEPA and the Administrative Procedures Act. On April 29, 2016, the plaintiffs filed motions to alter or amend the court’s opinion and vacate the judgment, and to file an amended complaint to cure the deficiencies which the court found in the dismissed complaint. On May 20, 2016, the Company filed a Notice of Suggestion of Bankruptcy, and as a result have not responded to the plaintiffs’ motions. After plaintiff’s motion for reconsideration was denied, plaintiffs filed a Notice of Appeal on December 6, 2016. The Court has not ruled on the appeal, and has scheduled oral arguments for November 14, 2017.

We anticipate any monetary liability related to this claim will be discharged. We dispute plaintiffs’ allegations and dispute that the case meets the requirements for a class action.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

Lisa West and Stormy Hopson, individually and as class representatives on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On February 18, 2016, an alleged class action was filed against us, as well as several other operators in the District Court of Pottawatomie County, State of Oklahoma (“West Case”), alleging claims on behalf of named plaintiffs and all similarly situated persons having an insurable real property interest in eight counties in central Oklahoma (the “Class Area”). The plaintiffs allege the oil and gas operations conducted by us and the other defendants have induced earthquakes in the Class Area. The plaintiffs did not seek damages for property damage, instead asked the court to require the defendants to reimburse plaintiffs and class members for earthquake insurance premiums from 2011 through the time at which the court determines there is no longer a risk of induced earthquakes, as well as attorney fees and costs and other relief. We responded to the petition, denied the allegations and raised a number of affirmative defenses. On March 18, 2016, the case was removed to the United States District Court for the Western District of Oklahoma under the Class Action Fairness Act (“CAFA”). On May 20, 2016, we filed a Notice of Suggestion of Bankruptcy, informing the court that we had filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On October 14, 2016, the plaintiffs filed an Amended Complaint adding additional defendants and increasing the Class Area to 25 Central Oklahoma counties. Other defendants filed motions to dismiss the action which was granted on May 12, 2017. On July 18, 2017, plaintiffs filed a Second Amended Complaint adding additional named plaintiffs as putative class representatives and adding three additional counties to the putative class area. In the Second Amended Complaint, plaintiffs seek damages for nuisance, negligence, abnormally dangerous activities, and trespass. Due to Chaparral’s bankruptcy, plaintiffs specifically limit alleged damages related to Chaparral’s disposal activities occurring after our emergence from bankruptcy on March 21, 2017. We moved to dismiss the Second Amended Complaint on September 15, 2017.

Plaintiffs’ attorneys filed a proof of claim on behalf of the putative class claiming in excess of $75,000 in our Chapter 11 Cases. We filed an objection to class treatment of the proof of claim filed by the West plaintiffs in our Bankruptcy proceeding. The Bankruptcy Court had a hearing on our objection, but has not yet ruled. We dispute the plaintiffs’ claims, dispute that the case meets the requirements for a class action, dispute the remedies requested are available under Oklahoma law, and are vigorously defending the case.

Lisa Griggs and April Marler, on behalf of themselves and other Oklahoma citizens similarly situated v. New Dominion, L.L.C. et al. On July 21, 2017, an alleged class action was filed against us and other operators, in the District Court of Logan County, State of Oklahoma. The named plaintiffs assert claims on behalf of themselves and Oklahoma citizens owning a home or business between March 30, 2014, and the present in a Class Area which encompasses nine counties in central Oklahoma. The plaintiffs allege disposal of saltwater produced during oil and gas operations induced earthquakes in the Class Area, and each defendant has liability under theories of ultra-hazardous activities, negligence, nuisance, and trespass. On October 24, 2017, plaintiffs filed a First Amended Class Petition in Logan County, Oklahoma, adding Creek County, Oklahoma to the Class Area, and adding an additional earthquake to the list of seismic events allegedly caused by the defendants. The plaintiffs have asked the court to award unspecified damages for damage to real and personal property and loss of market value, loss of use and enjoyment of the properties, and emotional harm, as well as punitive damages and pre-judgment and post-judgment interest. We will dispute the plaintiffs’ claims, dispute that the case meets the requirements for a class action, dispute the remedies requested are available under Oklahoma law, and vigorously defend the case.

We dispute the plaintiffs’ claims, dispute that the case meets the requirements for a class action, dispute the plaintiffs are entitled to recovery under our Reorganization Plan, and are vigorously defending the case.

James Butler et al. v. Berexco, L.L.C., Chaparral Energy, L.L.C, et al.  On October 13, 2017, a group of fifty-two individual plaintiffs filed a lawsuit in the District Court of Payne County, State of Oklahoma against twenty six named defendants, including us, and twenty five unnamed defendants. Plaintiffs are all property owners and residents of Payne County, Oklahoma, and allege salt water disposal activities by the defendants, owners or operators of salt water disposal wells, induced earthquakes which have caused damage to real and personal property, and emotional damages. Plaintiffs claim absolute liability for ultra-hazardous activities, negligence, gross negligence, public and private nuisance, trespass, and ask for compensatory and punitive damages. In addition to disputing the plaintiffs’ claims, we will dispute the remedies requested are available under Oklahoma law, and vigorously defend the case.

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

We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases, capital leases and purchase obligations. Our operating leases primarily relate to CO2 recycle compressors at our EOR facilities and office equipment while our capital leases are related to the sale and subsequent leaseback of compressors. Our purchase

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

obligations primarily relate to a contract for the purchase of CO2 and drilling rig services. Other than changes to our credit facilities (see “Note 6—Debt”) and the discharge of our Senior Notes and certain general unsecured claims pursuant to our Reorganization Plan (see “Note 3—Chapter 11 reorganization”), there were no material changes to our contractual commitments since December 31, 2016.

Note 12: Subsequent events

On October 13, 2017, we entered into a purchase and sale agreement with Perdure Petroleum, LLC., for the sale of our EOR assets along with some minor assets within geographic proximity for total cash consideration, subject to normal and customary closing adjustments, of $170,000 plus certain contingent payments. An $11,900 performance deposit was received in October 2017 and will be applied towards the purchase price at closing, which we expect to occur in November 2017. The effective date of the purchase is June 1, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding our financial condition and results of operations for the three months ended September 30, 2017 (Successor), and 2016 (Predecessor), the periods of March 22, 2017, through September 30, 2017 (Successor) and January 1, 2017, through March 21, 2017 (Predecessor), and the nine months ended September 30, 2016 (Predecessor). The information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this quarterly report as well as the information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, though as described below, such prior financial statements may not be comparable to our interim financial statements due to the adoption of fresh-start accounting. References to "Successor" relate to the financial position and results of operations of the reorganized company subsequent to March 21, 2017. References to "Predecessor" relate to the financial position and results of operations of the Company prior to, and including, March 21, 2017.

Statements in our discussion may be forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. For more information, see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Founded in 1988 and headquartered in Oklahoma City, we are a Mid-Continent independent oil and natural gas exploration and production company. We have capitalized on our sustained success in the Mid-Continent area in recent years by expanding our holdings to become a leading player in the liquids-rich STACK play, which is home to multiple oil-rich reservoirs including the Oswego, Meramec, Osage and Woodford formations. Through September 30, 2017, a significant portion of our production was derived from CO2 EOR methods underscored by our activity in the North Burbank Unit in Osage County, Oklahoma, which is the single largest oil recovery unit in the state. However, we have entered into an agreement to sell all our EOR related assets, which we expect to close in November 2017.

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

Based on our September 30, 2017, reserve estimates according to SEC criteria, excluding properties we have sold or plan to sell such as the expected sale of our EOR assets, we estimate that our production rate on current proved developed properties will decline at annual rates of approximately 20%, 15%, and 12% for the next three years. To grow our production and cash flow, we must find, develop and acquire new oil and natural gas reserves to replace those being depleted by production.  Substantial capital expenditures are required to find, develop and acquire oil and natural gas reserves.

Oil and natural gas prices fluctuate widely. We generally hedge a substantial portion of our expected future oil and natural gas production to reduce our exposure to commodity price decreases. The prices we receive for our oil and natural gas production affect our:

•	cash flow available for capital expenditures;
•	ability to borrow and raise additional capital;
•	ability to service debt;
•	quantity of oil and natural gas we can produce;
•	quantity of oil and natural gas reserves; and
•	operating results for oil and natural gas activities.

Highlights

The following are events in 2017 that had or will have a material impact on our financial results or operations:

•	We emerged from bankruptcy on March 21, 2017.
•

Subsequent to our emergence from bankruptcy, our Class A common stock began trading on the OTC Pink marketplace and subsequently on the OTCQB tier of the OTC Markets Group, Inc. public market, marking our transition from a private to a public company.

•

On September 25, 2017, we entered into a joint development agreement (“JDA”) with BCE Roadrunner, LLC, a wholly-owned subsidiary of Bayou City Energy (“BCE”), where BCE will fund 100 percent of our drilling, completion and equipping costs associated with 30 joint venture STACK wells. Since inception of the JDA, we have drilled three wells and are in the process of drilling the fourth. The terms of the JDA are discussed further below.

•

On October 13, 2017, we entered into a purchase and sale agreement with Perdure Petroleum, LLC., for the sale of our EOR assets for total consideration of approximately $170 million in cash plus certain contingent payments and subject to normal and customary closing adjustments. The sale is expected to close in November 2017.

•

Upon the anticipated closing of the EOR asset sale described above, we intend to repay in full the outstanding balance on our New Term Loan of $149.2 million and to reduce the outstanding borrowings on our New Revolver. We have entered into a letter agreement with the lenders under our New Credit Facility that provides that the borrowing base under the New Credit Facility will remain at $225 million after giving effect to the EOR asset sale.

•

During the nine months ended September 30, 2017, we closed on various asset divestitures for total proceeds of approximately $9.7 million. During the fourth quarter of 2017, we expect to close on asset divestitures of properties located in Osage and Ofuskee counties, Oklahoma, with expected proceeds of approximately $17 million. These divestitures, along with the expected divestiture of our EOR assets, represent a critical milestone in positioning us as a pure-play STACK operator.

•

We incurred capital expenditures of $37.3 million and $127.9 million for the periods from January 1 to March 21 and from March 22 to September 30, 2017, respectively. This included expenditures for completing two wells drilled in the previous year, drilling and completing 17 wells, drilling six wells to be completed in the fourth quarter of 2017 combined with participating in outside operated wells, all within our STACK play.

Our financial and operating performance, outside of transactions related to our emergence from bankruptcy, in the third quarter of 2017 includes the following highlights:

•	We incurred a net loss of $19.1 million which includes a $15.4 million loss on commodity derivatives.
•

Our total net production of 2,256 MBoe for the three months ended September 30, 2017 (Successor) increased approximately 3% from 2,194 MBoe for the three months ended September 30, 2016 (Predecessor). The increase was primarily a result of capital development in our STACK play which mitigated the natural decline of our wells.

•

Our net production in the STACK of 943 Mboe for the three months ended September 30, 2017 (Successor) increased approximately 34% compared to the three months ended September 30, 2016 (Predecessor) and 13% compared to the three months ended June 30, 2017. This pattern of growth underscores our primary focus on developing the STACK.

•

Our commodity sales of $75.9 million for the three months ended September 30, 2017 (Successor) were approximately 15% higher than commodity sales of $65.8 million for the three months ended September 30, 2016 (Predecessor) and 3% higher than commodity sales of $74.0 million for the three months ended June 30, 2017 (Successor). The year over year increase was primarily due to increases in prices and production of crude oil and natural gas liquids offset partially by decreases in the production and price of natural gas while the quarter over quarter increase was due to increased production volumes.

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

Plan of Reorganization. Pursuant to the terms of the Reorganization Plan, which was supported by us, certain lenders under our Prior Credit Facility  (collectively, the “Lenders”) and certain holders of the Company’s Senior Notes (collectively, the “Noteholders”), the following transactions occurred on or around the Effective Date:

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

•

Plaintiffs to one of our royalty owner litigation cases, which were identified as a separate class of creditors (Class 8) in our bankruptcy case, rejected the Reorganization Plan. If the claimants under Class 8 are permitted to file a class of proof claim on behalf of the putative class, certified on a class basis, and the plaintiffs ultimately prevail on the merits of their claims, any liability arising under judgement or settlement of the claims would be satisfied through issuance of Successor common shares. See “Note 11—Commitments and contingencies” in Item 1. Financial Statements of this report for a discussion of the litigation.

In support of the Reorganization Plan, the Company estimated the enterprise value of the Successor to be in the range of $1.05 billion to $1.35 billion, which was subsequently approved by the Bankruptcy Court.

Joint development agreement

On September 25, 2017, we entered into a joint development agreement with BCE to fund further development of our 110,000-acre STACK position, which will allow us to accelerate our development plans in both Canadian and Garfield counties. Under the JDA, BCE will fund 100 percent of our drilling, completion and equipping costs associated with 30 joint venture STACK wells, subject to average well cost caps that vary by well-type across location and targeted formations, approximately between $3.4 million to $4.0 million per gross well. The JDA wells, which will be drilled and operated by us, include 17 wells in Canadian County and 13 wells in Garfield County, with the ability to expand the JDA to drill additional wells in the future. In exchange for funding, BCE will receive wellbore-only interest in each well totaling an 85% carve-out working interest from our original working interest (and we retain 15%) until the program reaches a 14% internal rate of return. Once achieved, ownership interest in all wells will revert such that we will own a 75% working interest and BCE will retain a 25% working interest. We will retain all acreage and reserves outside of the wellbore, with both parties paying their respective share of lease operating expenses. Since inception of the JDA, we have drilled three wells and are in the process of drilling the fourth under this program.

EOR sale

On October 13, 2017, we entered into a purchase and sale agreement with Perdure Petroleum, LLC, for the sale of our EOR assets along with some minor assets within geographic proximity for total consideration of $170 million in cash plus certain contingent payments and subject to normal and customary closing adjustments. The sale is expected to close in November 2017 and we have received an $11.9 million performance deposit to be applied towards the purchase price at closing. The effective date of the purchase is June 1, 2017. We expect selling costs, primarily for commissions, to be approximately $1.5 million. We also expect to incur severance costs of approximately $3.0 million for employees terminated in conjunction with the sale.

The assets included in the anticipated sale contributed approximately 5,700 boe/day of net production during the third quarter of 2017 and comprise 51% of our proved oil and natural gas reserves based on SEC criteria as of September 30, 2017. The sale of these assets marks a major milestone in the transition of the company to becoming pure-play STACK operator. The impact of this sale on our liquidity is discussed below in Liquidity and Capital Resources.

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

Price uncertainty and the full-cost ceiling impairment

We deal with volatility in commodity prices primarily by insuring our overall cost structure is competitive and supportive in a $40/bbl to $60/bbl oil price environment and by hedging a substantial portion of our expected future oil and natural gas production.

Price volatility also impacts our business through the full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending on the balance sheet date. As discussed above, our application of fresh start accounting to our balance sheet on March 21, 2017, resulted in the carrying value of our oil and natural gas properties being restated based on their fair value. The estimated fresh start fair value along with adjustments for activity subsequent to fresh start application as well as the increase in SEC average prices resulted in carrying values that were below the full cost ceiling at the end of the first, second and third quarters of 2017 and thus ceiling test write-downs were not required during the first nine months of 2017.

In addition to commodity prices, our production rates, levels of proved reserves, estimated future operating expenses, estimated future development costs, estimated fair value of unevaluated properties, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Capital development

We incurred capital expenditures of $37.3 million and $127.9 million for the periods from January 1 to March 21 and from March 22 to September 30, 2017, respectively. This included expenditure for completing two wells drilled in the previous year, drilling and completing 17 wells, drilling six wells to be completed in the fourth quarter of 2017 and participating in outside operated wells, all within our STACK play. In addition to the activity described above, under our JDA, we have drilled three wells and are in the process of drilling the fourth, all of which were fully funded by BCE, our JDA partner. We also incurred capital expenditures within our Active EOR Areas for continuing CO2 purchases, developing our North Burbank Unit and efficiently producing our other units experiencing production decline. We increased our 2017 capital budget, previously set at $145.9 million, to a range of $185 million to $200 million due to increased activity in our STACK play. The increased capital budget is a result of the success of our operated drilling program where we will increase the number of operated wells drilled, increased activity from other STACK operators resulting in an increase of our outside operated drilling and completion expenditures and cost inflationary pressures. In addition, we have expanded our leasehold acquisition budget as we have been successful in acquiring STACK acreage in our core operating areas at attractive prices. We plan to fund our capital budget with a combination of cash flows from operations, borrowings under our New Credit Facility and proceeds from recent and expected future sales of non-core assets of approximately $25 million to $30 million.

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

Results of operations

Production

Production volumes by area were as follows:

	Successor	Predecessor
Production volume (MBoe)	Three months ended September 30, 2017	Three months ended September 30, 2016	Percent change
STACK Areas	943	702	34.3%
Active EOR Projects	491	498	(1.4)%
Other	822	994	(17.3)%
Total	2,256	2,194	2.8%

	Successor	Predecessor
Production volume (MBoe)	Period from March 22, 2017 through September 30, 2017	Period from January 1, 2017 through March 21, 2017	Nine months ended September 30, 2016
STACK Areas	1,853	656	2,035
Active EOR Projects	1,070	445	1,549
Other	1,739	695	3,202
Total	4,662	1,796	6,786

We have recently realigned our operating plays/areas to better highlight those areas where we are focusing our operations and where our current and future capital will be spent. Our primary focus recently has been in our STACK Areas where we have directed the majority of our capital expenditures and where of our strategy is to transition to be a pure-play STACK operator. Please see Items 1. and 2. Business and Properties of our Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of operating areas.

Production increased for the three months ended September 30, 2017, compared to the prior year primarily due to production increases in our STACK Area. Production in our STACK play increased as a result of increased capital spending throughout this area with a result of 19 operated wells that came online during the period and our participation in new outside-operated wells in this play.  Production in our Active EOR Area was flat as decreases in our Farnsworth and Camrick units were partially mitigated by an increase at the North Burbank Unit. Production decreased in our Other Areas due to natural decline.

Our total net production for the nine months ended September 30, 2017, which was comprised of 4,662 MBoe for the Successor period and 1,796 MBoe for the Predecessor period, declined from the prior year period primarily due to production declines in all our areas outside the STACK. Areas outside the STACK, other than our Active EOR North Burbank and Booker units, experienced declining production due to a decrease in development activity.  In addition, a severe ice storm in the Oklahoma Panhandle in early 2017 had an adverse impact on our oil production in our Active EOR and Other areas.  As mentioned above, production in our STACK play and North Burbank Unit increased as a result of our continued capital development throughout 2017.

Revenues

Our commodity sales are derived from the production and sale of oil, natural gas and natural gas liquids. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

The following table presents information about our production and commodity sales before the effects of commodity derivative settlements:

	Successor	Predecessor
	Three months ended September 30, 2017	Three months ended September 30, 2016	Increase (Decrease)	Percent change
Commodity sales (in thousands):
Oil	$57,746	$50,391	$7,355	14.6%
Natural gas	9,710	10,018	(308)	(3.1)%
Natural gas liquids	8,491	5,438	3,053	56.1%
Total commodity sales	$75,947	$65,847	$10,100	15.3%
Production:
Oil (MBbls)	1,238	1,177	61	5.2%
Natural gas (MMcf)	3,836	3,912	(76)	(1.9)%
Natural gas liquids (MBbls)	379	365	14	3.8%
MBoe	2,256	2,194	62	2.8%
Average daily production (Boe/d)	24,522	23,848	674	2.8%
Average sales prices (excluding derivative settlements):
Oil per Bbl	$46.64	$42.81	$3.83	8.9%
Natural gas per Mcf	$2.53	$2.56	$(0.03)	(1.2)%
NGLs per Bbl	$22.40	$14.90	$7.50	50.3%
Average sales price per Boe	$33.66	$30.01	$3.65	12.2%

	Successor	Predecessor
	Period from March 22, 2017 through September 30, 2017	Period from January 1, 2017 through March 21, 2017	Nine months ended September 30, 2016
Commodity sales (in thousands):
Oil	$121,574	$51,847	$141,170
Natural gas	20,164	9,140	24,141
Natural gas liquids	16,065	5,544	14,765
Total commodity sales	$157,803	$66,531	$180,076
Production:
Oil (MBbls)	2,606	1,036	3,693
Natural gas (MMcf)	7,778	3,046	12,053
Natural gas liquids (MBbls)	760	252	1,084
MBoe	4,662	1,796	6,786
Average daily production (Boe/d)	24,155	22,450	24,766
Average sales prices (excluding derivative settlements):
Oil per Bbl	$46.65	$50.05	$38.23
Natural gas per Mcf	$2.59	$3.00	$2.00
NGLs per Bbl	$21.14	$22.00	$13.62
Average sales price per Boe	$33.85	$37.04	$26.54

Our commodity sales for the quarter ended September 30, 2017, were higher than the prior year quarter, due to price and production increases on oil and natural gas liquids partially offset by price and production decreases in natural gas. Our total commodity sales for the period from January 1 - March 21 and March 22 - September 30, 2017 were higher than the prior year period due to price increases offset partially by production decreases on all commodities as shown below:

	Three months ended September 30,		Nine months ended September 30,
	2017 vs. 2016		2017 vs. 2016
(in thousands)	Sales change	Percentage change in sales	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$4,743	9.4%	$34,201	24.2%
Production	$2,612	5.2%	$(1,950)	(1.4)%
Total change in oil sales	$7,355	14.6%	$32,251	22.8%
Change in natural gas sales due to:
Prices	$(113)	(1.2)%	$7,625	31.6%
Production	$(195)	(1.9)%	$(2,462)	(10.2)%
Total change in natural gas sales	$(308)	(3.1)%	$5,163	21.4%
Change in natural gas liquids sales due to:
Prices	$2,844	52.3%	$7,825	53.0%
Production	$209	3.8%	$(981)	(6.6)%
Total change in natural gas liquids sales	$3,053	56.1%	$6,844	46.4%

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

Due to defaults under our derivative master agreements stemming from our bankruptcy, our outstanding derivative positions were terminated in May 2016. Proceeds from the early terminations, inclusive of amounts receivable for previous settlements, totaled $119.3 million of which $103.6 million was utilized to offset outstanding borrowings under our Prior Credit Facility and the remainder was remitted to the Company during the third quarter of 2016. In December 2016, an agreement was reached with our lenders regarding the resumption of hedging activity prior to our emergence from bankruptcy and thus we began entering into new derivative instruments.

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

	Successor	Successor	Predecessor
	Three months ended September 30, 2017	Period from March 22, 2017 through September 30, 2017	Period from January 1, 2017 through March 21, 2017
Oil (per Bbl):
Before derivative settlements	$46.64	$46.65	$50.05
After derivative settlements	$51.49	$52.01	$51.20
Post-settlement to pre-settlement price	110.4%	111.5%	102.3%
Natural gas (per Mcf):
Before derivative settlements	$2.53	$2.59	$3.00
After derivative settlements	$2.74	$2.74	$3.03
Post-settlement to pre-settlement price	108.3%	105.8%	101.0%

The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

	Successor	Predecessor
	September 30,	December 31,
(in thousands)	2017	2016
Derivative assets (liabilities):
Crude oil derivatives	$13,689	$(9,895)
Natural gas derivatives	431	(3,474)
Net derivative assets (liabilities)	$14,120	$(13,369)

The effects of derivative activities on our results of operations and cash flows were as follows for the periods indicated:

	Successor		Predecessor
	Three months ended September 30, 2017		Three months ended September 30, 2016
(in thousands)	Non-cash fair value adjustment	Settlement gains	Non-cash fair value adjustment	Settlement gains
Derivative (losses) gains:
Crude oil derivatives	$(21,350)	$5,997	$—	$—
Natural gas derivatives	(886)	791	—	—
Derivative (losses) gains	$(22,236)	$6,788	$—	$—

	Successor		Predecessor
	Period from March 22, 2017 through September 30, 2017		Period from January 1, 2017 through March 21, 2017		Nine months ended September 30, 2016
(in thousands)	Non-cash fair value adjustment	Settlement gains	Non-cash fair value adjustment	Settlement gains	Non-cash fair value adjustment	Settlement gains
Derivative (losses) gains:
Crude oil derivatives	$(19,235)	$13,958	$42,819	$1,192	$(123,068)	$113,852
Natural gas derivatives	3	1,185	3,902	93	(40,170)	39,918
Derivative (losses) gains	$(19,232)	$15,143	$46,721	$1,285	$(163,238)	$153,770

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

Lease operating expenses

	Successor	Predecessor
	Three months ended September 30, 2017	Three months ended September 30, 2016	Increase (Decrease)	Percent change
Lease operating expenses (in thousands, except per Boe data):
STACK Areas	$3,986	$2,333	$1,653	70.9%
Active EOR Project Areas	8,962	8,588	374	4.4%
Other	11,261	11,370	(109)	(1.0)%
Total lease operating expense	$24,209	$22,291	$1,918	8.6%
Lease operating expenses per Boe:
STACK Areas	$4.23	$3.32	$0.91	27.4%
Active EOR Project Areas	$18.25	$17.24	$1.01	5.9%
Other	$13.70	$11.44	$2.26	19.8%
Lease operating expenses per Boe	$10.73	$10.16	$0.57	5.6%

	Successor	Predecessor
	Period from March 22, 2017 through September 30, 2017	Period from January 1, 2017 through March 21, 2017	Nine months ended September 30, 2016
Lease operating expenses (in thousands, except per Boe data):
STACK Areas	$7,565	$2,247	$7,955
Active EOR Project Areas	19,510	8,488	26,998
Other	24,452	9,206	33,509
Total lease operating expense	$51,527	$19,941	$68,462
Lease operating expenses per Boe:
STACK Areas	$4.08	$3.43	$3.91
Active EOR Project Areas	$18.23	$19.07	$17.43
Other	$14.06	$13.25	$10.47
Lease operating expenses per Boe	$11.05	$11.10	$10.09

Lease operating expenses (“LOE”)  are sensitive to changes in demand for field equipment, services, and qualified operational personnel, which is driven by demand for oil and natural gas. However, the timing of changes in operating costs may lag behind changes in commodity prices. Our EOR projects are more expensive to operate than traditional industry operations due to the nature of operations along with the costs of recovery and recycling of CO2.

LOE is not comparable across the time periods presented above in part due to our recognition of bonus expense. Provisions set by the Bankruptcy Court during the pendency of our bankruptcy prevented us from paying bonuses in the ordinary course of business. Pursuant to these provisions, we did not accrue bonuses during 2016 and during the entire pendency of our bankruptcy. Upon emergence, we recognized expense for the entire amount of our 2016 fiscal year bonus (paid in March 2017) as well as accrued a pro rata portion of our 2017 fiscal year bonus. We resumed accruing bonuses in the ordinary course of business during the second quarter of 2017. The bonus expense component of lease operating expense is disclosed in the table below:

	Successor
(in thousands)	Three months ended September 30, 2017	Period from March 22, 2017 through September 30, 2017
Bonus expense	$239	$2,676

LOE for the three months ended September 30, 2017 of $24.2 million were higher compared to the prior year quarter primarily due to new operated and outside-operated wells that came online in our STACK area during the period, as well as an overall increase in costs, partially offset by decrease in LOE as a result of shutting-in of higher cost underperforming wells. LOE increased on a per Boe basis for the three months ended September 30, 2017 compared to the prior year quarter primarily as a result of the effects of increasing industry-wide pricing for certain oilfield services, primarily water hauling and disposal. While many costs remain at low levels, certain costs have risen as industry drilling activity continues to recover and expand.

LOE for the nine months ended September 30, 2017, which were comprised of $51.5 million and $19.9 million for the Successor and Predecessor periods, respectively, increased from the prior year period primarily due to the bonuses accrued and paid this year.  Absent the accrual for bonuses, our overall LOE would have been relatively flat. Increases in our STACK play were due to new operated and outside-operated wells that came online, and were partially offset by decreases in the Active EOR and Other areas, largely due to the shut in of higher cost underperforming wells.

Transportation and processing expenses

	Successor	Predecessor
	Three months ended September 30, 2017	Three months ended September 30, 2016	Increase (Decrease)	Percent change
Transportation and processing expenses (in thousands)	$2,942	$2,429	$513	21.1%
Transportation and processing expenses per Boe	$1.30	$1.11	$0.19	17.1%

	Successor	Predecessor
	Period from March 22, 2017 through September 30, 2017	Period from January 1, 2017 through March 21, 2017	Nine months ended September 30, 2016
Transportation and processing expenses (in thousands)	$6,370	$2,034	$6,493
Transportation and processing expenses per Boe	$1.37	$1.13	$0.96

Transportation and processing expenses principally consist of expenditures to prepare and transport production from the wellhead to a specified sales point and processing costs of gas into natural gas liquids. Transportation and processing expenses of $2.9 million for the three months ended September 30, 2017, were higher compared to the three months ended September 30, 2016, as a result of both increased gas volumes and a larger proportion of our gas production attributable to our STACK area where we have experienced higher transportation and processing costs compared to our Other operating areas. In addition, we are also experiencing higher per unit costs associated with our non-operated wells and a larger proportion of gas production subject to fee based processing arrangements as opposed to percentage of proceeds (“POP”) arrangements.  These factors also similarly impacted our expenses for the nine months ended September 30, 2017, comprised of $6.4 million and $2.0 million for the Successor and Predecessor periods, which were higher compared to the nine months ended September 30, 2016.

As discussed  in “Note 1—Nature of operations and summary of significant accounting policies” in Item 1. Financial Statements of this report, we anticipate that our adoption in 2018 of new accounting guidance on revenue recognition will result in substantially all of our transportation and handling expenses being recorded as revenue deductions rather than as expenses in our statement of operations.

Production taxes (which include severance and valorem taxes)

	Successor	Predecessor
	Three months ended September 30, 2017	Three months ended September 30, 2016	Increase (Decrease)	Percent change
Production taxes (in thousands)	$4,536	$2,174	$2,362	108.6%
Production taxes per Boe	$2.01	$0.99	$1.02	103.0%

	Successor	Predecessor
	Period from March 22, 2017 through September 30, 2017	Period from January 1, 2017 through March 21, 2017	Nine months ended September 30, 2016
Production taxes (in thousands)	$8,235	$2,417	$6,812
Production taxes per Boe	$1.77	$1.35	$1.00

In May 2017, the Oklahoma legislature passed bills that would effectively increase production taxes on certain producing wells and units in the state. The bills end all production tax rebates for EOR operations and increases the rate on horizontal wells spudded on or prior to July 1, 2015. These bills, which took effect in July 2017, resulted in an additional $0.5 million increase in production taxes related to production in our Active EOR Areas and $0.3 million increase on our horizontal well production for the three months ended September 30, 2017.

Production taxes on a dollar and per Boe basis for the three months ended September 30, 2017, and in aggregate for the periods from January 1 – March 21 and March 22 – September 30, 2017, were higher than the comparable periods in 2016 as a result of increased revenues from higher commodity prices and the legislative changes discussed above.

Depreciation, depletion and amortization (“DD&A”)

	Successor	Predecessor
	Three months ended September 30, 2017	Three months ended September 30, 2016	Increase (Decrease)	Percent change
DD&A (in thousands):
Oil and natural gas properties	$28,574	$26,839	$1,735	6.5%
Property and equipment	2,532	1,772	760	42.9%
Accretion of asset retirement obligation	1,061	1,013	48	4.7%
Total DD&A	$32,167	$29,624	$2,543	8.6%
DD&A per Boe:
Oil and natural gas properties	$13.14	$12.69	$0.45	3.5%
Other fixed assets	$1.12	$0.81	$0.31	38.3%
Total DD&A per Boe	$14.26	$13.50	$0.76	5.6%

	Successor	Predecessor
	Period from March 22, 2017 through September 30, 2017	Period from January 1, 2017 through March 21, 2017	Nine months ended September 30, 2016
DD&A (in thousands):
Oil and natural gas properties	$59,157	$22,193	$86,083
Property and equipment	5,123	1,473	5,454
Accretion of asset retirement obligation	2,152	1,249	2,859
Total DD&A	$66,432	$24,915	$94,396
DD&A per Boe:
Oil and natural gas properties	$13.15	$13.05	$13.11
Other fixed assets	$1.10	$0.82	$0.80
Total DD&A per Boe	$14.25	$13.87	$13.91

We adjust our DD&A rate on oil and natural gas properties each quarter for changes in our estimates of oil and natural gas reserves and costs. Thus, our DD&A rate could change significantly in the future. DD&A is not comparable between Successor and Predecessor periods as a result our implementation of fresh start accounting upon emergence from bankruptcy whereupon the carrying value of our proved oil and gas properties and tangible property on our balance sheet was restated to fair value. The restatement resulted in an increase in the full cost amortization base which impacted the DD&A rate per equivalent unit of production for the period subsequent to March 21, 2017. Notwithstanding a lack of comparability, overall oil and natural gas DD&A was also impacted by production differences. Production increased for the three months ended September 30, 2017, compared to the prior year quarter resulting in an increase in DD&A over the comparable periods. However, year over year production decreased which resulted in a decrease in DD&A between the Successor and Predecessor periods in 2017 compared to the nine months ended September 30, 2016. Upon the sale our EOR assets, we expect our DD&A rate to be lower than the current rate largely because our amortization base will no longer be burdened by the high future development costs associated with our EOR reserves.

Asset impairments

	Successor	Predecessor
	Three months ended September 30, 2017	Three months ended September 30, 2016	Increase / (Decrease)
Asset impairments (in thousands):
Loss on impairment of other assets	$—	$202	$(202)

	Successor	Predecessor
	Period from March 22, 2017 through September 30, 2017	Period from January 1, 2017 through March 21, 2017	Nine months ended September 30, 2016
Asset impairments (in thousands):
Loss on impairment of other assets	$—	$—	$1,461
Loss on impairment of oil and natural gas assets	—	—	281,079
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

	Year-end 2016	First quarter 2017	Second quarter 2017	Third quarter 2017
Crude oil ($ per Bbl)	$42.75	$47.61	$48.95	$49.81
Natural gas ($ per MMBtu)	$2.49	$2.73	$3.01	$3.01
Natural gas liquids ($ per Bbl)	$13.47	$17.14	$20.07	$21.92

As discussed above, our application of fresh start accounting to our balance sheet on March 21, 2017, resulted in the carrying value of our oil and natural gas properties being restated based on their fair value. The estimated fresh start fair value along with adjustments for activity subsequent to fresh start application as well as the increase in SEC average prices resulted in carrying values that were below the full cost ceiling at the end of the first, second and third quarters of 2017 and thus ceiling test write-downs were not required during the first nine months of 2017.

During 2016, we incurred ceiling test impairments on our oil and natural gas assets of $281.1 million while the impairment losses on other assets were due to lower of cost or market adjustments on our equipment inventory.

General and administrative expenses (“G&A”)

	Successor	Predecessor
(in thousands)	Three months ended September 30, 2017	Three months ended September 30, 2016	Increase / (Decrease)	Percent change
G&A and cost reduction initiatives:
Gross G&A expenses	$12,709	$1,851	$10,858	586.6%
Capitalized exploration and development costs	(2,785)	(332)	(2,453)	738.9%
Net G&A expenses	9,924	1,519	8,405	553.3%
Cost reduction initiatives	34	89	(55)	(61.8)%
Net G&A, cost reduction initiatives and liability management expenses	$9,958	$1,608	$8,350	519.3%
Average G&A expense per Boe	$4.40	$0.69	$3.71	537.7%
Average G&A, cost reduction initiatives and liability management expense per Boe	$4.41	$0.73	$3.68	504.1%

	Successor	Predecessor
(in thousands)	Period from March 22, 2017 through September 30, 2017	Period from January 1, 2017 through March 21, 2017	Nine months ended September 30, 2016
G&A and cost reduction initiatives:
Gross G&A expenses	$30,795	$8,117	$18,710
Capitalized exploration and development costs	(6,154)	(1,274)	(3,898)
Net G&A expenses	24,641	6,843	14,812
Cost reduction initiatives	155	629	3,228
Liability management expenses	—	—	9,396
Net G&A, cost reduction initiatives and liability management expenses	$24,796	$7,472	$27,436
Average G&A expense per Boe	$5.29	$3.81	$2.18
Average G&A, cost reduction initiatives and liability management expense per Boe	$5.32	$4.16	$4.04

Gross G&A expense for the three months ended September 30, 2017, of $12.7 million, was higher than the prior year quarter primarily due to the following:

•	a credit of $6.0 million recorded to equity compensation in the third quarter of 2016 related to our Performance-Vested stock (under our former 2010 Equity Incentive Plan);
•	equity compensation of $3.6 million recorded in the current quarter for our newly implemented management incentive plan;
•	bonus expense that was not accrued during the entire pendency of our bankruptcy which we resumed accruing in the second quarter of 2017;
•	an increase in professional fees primarily due to commission based fees for the recovery of sales and use taxes and legal work related to the implementation of our new management incentive plan; and
•	an increase in costs associated with our 2015 Long-Term Cash Incentive Plan (“LTIP”) as a result of additional award grants made in April and September of 2017.

Gross G&A expense of $30.8 million and $8.1 million for the periods from March 22 – September 30 and January 1 – March 21, 2017, respectively, was higher in total compared to the prior year period primarily due to the equity compensation, bonus expense, professional fee and LTIP transactions described above. Other than the factors discussed above, professional fees were also higher in the current year due to costs associated with the preparation and filing of the Registration Statement during the second quarter of 2017.

As discussed above, G&A expense is impacted by a Performance Vested stock adjustment in 2016 and the timing of our recognition of bonus expense, both of which materially impacted comparability across the periods presented. A cumulative catch up adjustment was recorded during the third quarter of 2016 to reverse the aggregate compensation cost associated with our Performance Vested restricted stock awards in order to reflect a decrease in the probability that that requisite service would be achieved for these awards in light of our bankruptcy at that time. Provisions set by the Bankruptcy Court during the pendency of our bankruptcy prevented us from paying bonuses in the ordinary course of business. Pursuant to these provisions, we did not accrue bonuses during 2016 and during the entire pendency of our bankruptcy. Upon emergence, we recognized expense for the entire amount of our 2016 fiscal year bonus (paid in March 2017) as well as accrued a pro rata portion of our 2017 fiscal year bonus. We resumed bonus accrual in the ordinary course of business beginning in the second quarter of 2017. These adjustments are disclosed in the table below:

	Successor		Predecessor
(in thousands)	Three months ended September 30, 2017	Period from March 22, 2017 through September 30, 2017	Period from January 1, 2017 through March 21, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2016
Bonus expense, gross	$888	$8,868	$—	$—	$—
Performance-Vested stock adjustment, gross	—	—	—	(5,985)	(5,985)
Impact on capitalized G&A	(221)	(1,914)	—	1,224	1,224
	$667	$6,954	$—	$(4,761)	$(4,761)

Capitalized exploration and development costs were higher in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to capitalized costs on the newly implemented management incentive program and the impact of the Performance Vested stock adjustment in the prior year. Total capitalized exploration and development costs of $6.2 million and $1.3 million for the periods from March 22 - September 30 and January 1 – March 21, 2017, respectively, increased compared to the nine months ended September 30, 2016, primarily due to current year capitalized costs on the newly implemented management incentive program and the bonus adjustment as well as the prior year impact of the Performance Vested stock adjustment.

Cost reduction initiatives

Cost reduction initiatives include expenses related to our efforts to reduce our capital, operating and administrative costs in response to the deterioration of commodity prices. We implemented workforce reductions during both the current year and prior year and therefore substantially all our expenses are from one-time severance and termination benefits in connection with the layoffs.

Liability management expenses

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

Other income and expenses

Interest expense. The following table presents interest expense for the periods indicated:

	Successor	Predecessor
(in thousands)	Three months ended September 30, 2017	Three months ended September 30, 2016
New Revolver	$1,769	$—
New Term Loan including amortization of discount	3,493	—
Prior Credit Facility	—	5,705
Bank fees, other interest and amortization of issuance costs	671	1,773
Capitalized interest	(650)	(42)
Total interest expense	$5,283	$7,436
Average borrowings (including amounts subject to compromise)	$321,974	$1,680,976

	Successor	Predecessor
(in thousands)	Period from March 22, 2017 through September 30, 2017	Period from January 1, 2017 through March 21, 2017	Nine months ended September 30, 2016
New Revolver	$3,470	$—	$—
New Term Loan including amortization of discount	7,405	—	—
Senior Notes	—	—	36,902
Prior Credit Facility	—	5,193	18,034
Bank fees, other interest and amortization of issuance costs	1,354	917	4,048
Capitalized interest	(1,245)	(248)	(1,741)
Total interest expense	$10,984	$5,862	$57,243
Average borrowings (including amounts subject to compromise)	$310,490	$1,678,870	$1,729,923

Total interest expense is not comparable across the time periods disclosed above. During the three months ended September 30, 2017 and from March 22 to September 30, 2017, we incurred interest related to our New Term Loan and New Revolver whereas these facilities had not been established prior to our emergence from bankruptcy. During the period from January 1 to March 21, 2017, and the three months ended September 30, 2016, we incurred interest related to our Prior Credit Facility but did not record any interest on our Senior Notes as we ceased accruing interest on our Senior Notes upon the filing of our bankruptcy petition. During the nine months ended September 30, 2016, we incurred interest related to our Senior Notes and Prior Credit Facility.

Interest expense in 2017 which included $5.3 million, $11.0 million and $5.9 million for three months ended September 30, 2017, the period from March 22 – September 30, 2017 and the period from January 1 – March 21, 2017, respectively, was lower than comparable periods in 2016 primarily due to lower debt balances and the absence of interest expense on the Senior Notes in the current year period. Capitalized interest increased during the three months ended September 30, 2017, compared to the prior year quarter as a result of a higher carrying amount of unevaluated purchased non-producing leasehold from our acreage acquisitions.. As a result of applying fresh start accounting upon our emergence from bankruptcy, the carrying value of our unevaluated non-producing leasehold was significantly increased to reflect the fair value of our acreage in the STACK. In future periods subsequent to the adoption of fresh start accounting, we will not be capitalizing interest related to the fresh start gross up of the carrying value of unevaluated acreage as capitalized interest will only be calculated based on the carrying value of actual purchased leasehold.

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

Reorganization items

Reorganization items reflect, where applicable, expenses, gains and losses incurred that are incremental and a direct result of the reorganization of the business. As a result of our emergence from bankruptcy, we have also recorded gains on the settlement of liabilities subject to compromise and gains from restating our balance sheet to fair values under fresh start accounting. These adjustments are discussed in “Note 4—Fresh start accounting” in Item 1. Financial Statements of this report. Our reorganization items are presented below (in thousands):

	Successor	Predecessor
	Three months	Three months
	ended	ended
	September 30, 2017	September 30, 2016
Professional fees	$858	$4,268
Claims for non-performance of executory contract	—	1,236
Total reorganization items	$858	$5,504

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017	Nine months
	through	through	ended
	September 30, 2017	March 21, 2017	September 30, 2016
Gains on the settlement of liabilities subject to compromise	$—	$(372,093)	$—
Fresh start accounting adjustments	—	(641,684)	—
Professional fees	2,548	18,790	9,623
Claims for non-performance of executory contract	—	—	1,236
Rejection of employment contracts	—	4,573	—
Write off unamortized issuance costs on Prior Credit Facility	—	1,687	—
Total reorganization items	$2,548	$(988,727)	$10,859

Liquidity and capital resources

Upon emergence from bankruptcy, our primary sources of liquidity have been cash flows from operations, borrowings under our New Credit Facility and proceeds from derivative settlements. Other potential sources of liquidity in the future include sales of non-core assets and equity offerings. Our primary use of cash flow has been to fund capital expenditures used to develop our oil and natural gas activities and to meet day-to day operating expenses. Our cash balance as of September 30, 2017, was $22.4 million and we had borrowing availability under our New Revolver of $71.2 million. As of November 10, 2017, our cash balance was approximately $21.4 million with $153.0 million outstanding on our New Revolver and borrowing availability of $71.2 million. We believe that we have sufficient liquidity to fund our capital expenditures and day to day operations for the next 12 months.

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

Sources and uses of cash

Our net change in cash is summarized as follows:

	Successor	Predecessor
(in thousands)	Period from March 22, 2017 through September 30, 2017	Period from January 1, 2017 through March 21, 2017	Nine months ended September 30, 2016
Cash flows provided by operating activities	$38,170	$14,385	$23,120
Cash flows used in investing activities	(91,382)	(28,010)	(28,401)
Cash flows (used in) provided by financing activities	30,484	(127,732)	177,577
Net (decrease) increase in cash during the period	$(22,728)	$(141,357)	$172,296

Our cash flows from operating activities is derived substantially from the production and sale of oil and natural gas. Our cash flows from operating activities for the nine months ended September 30, 2017, which included inflows of $38.2 million for Successor period and $14.4 million for the Predecessor period, increased over the prior year as a result of an increase in revenues and lower interest payments in the current year coupled with working capital changes. These increases were partially offset by higher lease operating, general and administrative, and bankruptcy related costs in the current year.

When available, we use the net cash provided by operations to partially fund our acquisition, exploration and development activities. Due to low commodity prices, we also received cash from settlement of our derivative contracts as well as utilizing borrowings under our New Revolver and cash on hand to help fund our capital expenditures in 2017.

Our cash flows from investing activities is comprised primarily of cash inflows from asset dispositions and derivative settlement receipts offset by cash outflows for capital expenditures and derivative settlement payments.

Our actual costs incurred, including costs that we have accrued for during the nine months ended September 30, 2017, and our budgeted 2017 capital expenditures for oil and natural gas properties are summarized in the table below.

	Successor	Predecessor
(in thousands)	Period from March 22, 2017 through September 30, 2017	Period from January 1, 2017 through March 21, 2017	2017 Capital Expenditures Budget (1) (2)
Acquisitions	$22,164	$3,431	24,000
Drilling	80,864	20,754	116,000
Enhancements	15,141	6,821	32,000
Pipeline and field infrastructure	4,101	3,015	6,000
CO2 purchases	5,652	3,308	13,000
Total	$127,922	$37,329	$191,000
Operational area:
STACK	100,181	25,467	139,000
Active EOR Areas	24,991	9,707	39,000
Other	2,750	2,155	13,000
Total	$127,922	$37,329	$191,000

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

We previously increased our 2017 capital budget, previously set at $145.9 million, to a range of $185 million to $200 million due to increased activity in our STACK play. The increased capital budget is a result of the success of our operated drilling program where we will increase the number of operated wells drilled, increased activity from other STACK operators resulting in an increase of our outside operated drilling and completion expenditures and cost inflationary pressures. In addition, we have expanded our leasehold acquisition budget as we have been successful in acquiring STACK acreage in our core operating areas at attractive prices and we have taken advantage of that opportunity. We plan to fund our capital budget with a combination of cash flows from operations, borrowings under our New Credit Facility and proceeds from recent and expected future sales of non-core assets of approximately $25 million to $30 million.

Net cash used in investing activities during the Successor period from March 22 – September 30, 2017 was comprised of cash outflows for capital expenditure of $114.4 million partially offset by cash inflows from derivative settlement receipts of $15.1 million and from asset sales of $7.8 million. Net cash used in investing activities during the Predecessor period from January 1 to March 21, 2017, was comprised of cash outflows for capital expenditure of $31.2 million partially offset by cash inflows from derivative settlement receipts of $1.3 million and from asset sales of $1.9 million. Net cash used investing activities during the nine months ended September 30, 2016, of the Predecessor, was comprised primarily of cash outflows for capital expenditure of $120.0 million partially offset by cash inflows from derivative settlement receipts of $90.6 million and from asset sales of $1.0 million.

Cash flows from financing activities during the Successor period from March 22 to September 30, 2017, is comprised primarily of cash inflows of $33.0 million from borrowings under our New Revolver partially offset by repayments of $2.5 million on debt and capital leases. Cash flows used in financing activities during the Predecessor period from January 1 to March 21, 2017, is comprised primarily of cash outflows for repayments of debt and capital leases of $445.4 million and payment of $2.4 million in debt issuance costs partially offset by cash inflows of $270.0 million from new borrowings and $50.0 million from the issuance of equity. The large repayments and borrowings of debt during the Predecessor period in 2017 reflect the extinguishment of our Prior Credit Facility and establishment of our New Credit Facility pursuant to our Reorganization Plan. Cash flows from financing activities during the six months ended September 30, 2016 included borrowings of $181.0 million on our debt and repayments of $3.4 million on our debt and capital leases.

Indebtedness

Debt consists of the following as of the dates indicated:

	Successor	Predecessor
	September 30,	December 31,
(in thousands)	2017	2016 (1)
New Revolver	$153,000	$—
New Term Loan, net of $651 of discount as of September 30, 2017	148,541	—
Prior Credit Facility	—	444,440
Real estate and equipment notes	9,338	10,029
Capital lease obligations	15,016	16,946
Unamortized debt issuance costs	(1,441)	(2,303)
	$324,454	$469,112

______________________________________________________

(1)	Senior Notes have not been included in this table as they were classified as “Liabilities subject to compromise.”

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

 New Term Loan. The loan, which is collateralized by our oil and natural gas properties, is scheduled to mature on March 21, 2021. Upon the anticipated closing of the EOR asset sale in November 2017, we intend to repay in full the oustanding balance on our New Term Loan. The details of the EOR asset sale are discussed below.

New Revolver. The New Revolver is a $400.0 million facility collateralized by our oil and natural gas properties and is scheduled to mature on March 21, 2021. Availability under our New Revolver is subject to a borrowing base based on the value of our oil and natural gas properties and set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination or upon the occurrence of certain specified events. The banks establish a borrowing base by making an estimate of the collateral value of our oil and natural gas properties. If oil and natural gas prices decrease from the amounts used in estimating the collateral value of our oil and natural gas properties, the borrowing base may be reduced, thus reducing funds available under the borrowing base. The initial borrowing base on the Effective Date was $225.0 million and the first borrowing base redetermination has been set for on or about May 1, 2018. As discussed below, we entered into a letter agreement with the lenders under our New Credit Facility that provides that the borrowing base will remain at $225.0 million after giving effect to the anticipated consummation of the EOR asset sale.

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

The New Credit Facility contains certain thresholds on the amount of oil and gas properties that can be disposed of or commodity hedges that can be terminated within a specified timeframe before triggering mandatory prepayments. Upon the consummation of a Triggering Disposition (as defined in the New Credit Facility) the borrowing base will be automatically decreased by an amount equal to the borrowing base value assigned to the oil and gas properties disposed of. Additionally, 100% of the net proceeds received from the Triggering Disposition would be required to be used to prepay the New Term Loan minus any amounts required to cure a borrowing base deficiency from the decrease in the borrowing base. The potential impact of our EOR asset sale, which will meet the criteria as a Triggering Disposition, on the New Credit Facility is discussed below.

The New Credit Facility contain covenants and events of default customary for oil and natural gas reserve-based lending facilities including restrictions on additional debt, guarantees, liens, restricted payments, investments and hedging activity. Additionally, our New Credit Facility specifies events of default, including non-payment, breach of warranty, non-performance of covenants, default on other indebtedness or swap agreements, certain adverse judgments, bankruptcy events and change of control, among others. The financial covenants require that we maintain: (1) a Current Ratio (as defined in the New Credit Facility) of no less than 1.00 to 1.00, (2) an Asset Coverage Ratio (as defined in the New Credit Facility) of no less than 1.35 to 1.00, (3) Liquidity (as defined in the New Credit Facility) of at least $25.0 million and (4) a Ratio of Total Debt to EBITDAX (as defined in the New Credit Facility) of no greater than 3.5 to 1.0 calculated on a trailing four-quarter basis. We are required to comply with these covenants for each fiscal quarter ending on and after March 31, 2017, except for the Asset Coverage Ratio, for which compliance is required semiannually. We were in compliance with our financial covenants under the New Credit Facility as of September 30, 2017.

Capital leases

During 2013, we entered into lease financing agreements with U.S. Bank National Association for $24.5 million through the sale and subsequent leaseback of existing compressors owned by us. The lease financing obligations were for 84-month terms and with minimum lease payments of $3.2 million annually. Upon the anticipated closing of the EOR asset sale, the compressors will be subleased to the buyer.

Potential impact of EOR asset sale

On October 13, 2017, we entered into a purchase and sale agreement for the sale of our EOR assets along with some minor assets within geographic proximity for total consideration of $170 million in cash plus certain contingent payments and subject to normal and customary closing adjustments. The sale is expected to close in November 2017. Due to the magnitude of the assets and underlying oil and natural gas reserves being conveyed, the sale will qualify as a Triggering Disposition under the terms of our New Credit Facility. Pursuant to the provisions required for a Triggering Disposition, we intend to utilize all the proceeds from the sale to repay in full the $149.2 million outstanding balance of our New Term Loan and to reduce outstanding borrowings under our New Revolver. With the anticipated payment in full on the New Term Loan, we expect interest expense in future quarters to be lower than expense in the current quarter.

On November 7, 2017, we entered into a letter agreement with the lenders under our New Credit Facility pursuant to which the parties agreed that the EOR asset sale described above would be excluded from any determination of a Triggering Disposition or automatic reduction of the borrowing base under the New Credit Facility as would have been required under the terms of the facility. In addition, the letter agreement stipulates that the borrowing base will remain at $225.0 million after giving effect to the consummation of the EOR asset sale until the next redetermination, as provided for under the facility.

Contractual obligations

We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases, capital leases and purchase obligations. Our outstanding operating leases primarily relate to office equipment. We also have outstanding capital leases and operating leases on CO2 recycle compressors at our EOR facilities which we intend to sublease to the buyer upon closing the sale of our EOR assets. Our outstanding purchase obligations primarily relate to contracted drilling rig services and the purchase of CO2. Our CO2 purchase obligations will be discharged upon closing our EOR asset sale.

Other than changes to our indebtedness and general unsecured claims as a result of our Reorganization Plan, there have been no other material changes to our commitments subsequent to December 31, 2016.

Off-balance sheet arrangements

Our off-balance sheet arrangements as of September 30, 2017, include warrants to purchase 140,023 shares of Successor common stock with an exercise price of $36.78 per share and expiring on June 30, 2018. These warrants embody a contract that would have been accounted for as a derivative instrument except that they are both indexed to our own stock and classified in stockholders equity.

Financial position

Although not directly comparable between Successor and Predecessor, we believe that the following discussion of material changes in our balance sheet may be useful:

	Successor	Predecessor
	September 30,	December 31,
(in thousands)	2017	2016	Change
Assets
Cash and cash equivalents	$22,395	$186,480	$(164,085)
Accounts receivable, net	63,952	46,226	17,726
Derivative instruments	14,120	—	14,120
Property and equipment	52,766	41,347	11,419
Total oil and natural gas properties	1,248,666	555,184	693,482
Liabilities
Accounts payable and accrued liabilities	65,069	42,442	22,627
Accrued payroll and benefits payable	9,466	3,459	6,007
Long-term debt and capital leases, classified as current	4,758	469,112	(464,354)
Long-term debt and capital leases, less current maturities	319,696	—	319,696
Derivative instruments	—	13,369	(13,369)
Liabilities subject to compromise	—	1,284,144	(1,284,144)
Total stockholders' equity (deficit)	935,207	(1,042,153)	1,977,360
•

The decrease in cash is primarily due to repayments to extinguish the Prior Credit Facility and funding of capital expenditures which was partially offset by proceeds from the New Credit Facility and our rights offering.

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
•

The increase to oil and natural gas properties was primarily due to a fair value gross up as a result of adopting fresh start accounting and to a lesser extent, due to capital expenditures in the current year. See “Note 4—Fresh start accounting” in Item 1. Financial Statements of this report.

•	Accounts payable and accrued liabilities are higher as a result of accruals for capital expenditures in the current year.
•	Accrued payroll and benefits payable increased primarily due to the accrual of bonuses in 2017 whereas bonuses were not accrued throughout 2016 as a result of certain Bankruptcy Court provision.
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

Non-GAAP financial measure and reconciliation

Adjusted EBITDA is used as a supplemental financial measurement in the evaluation of our business and should not be considered as an alternative to net income, as an indicator of our operating performance, as an alternative to cash flows from operating activities, or as a measure of liquidity. In addition, Adjusted EBITDA is generally consistent with the EBITDAX calculation that is used in the Ratio of Total Debt to EBITDAX covenant under our New Credit Facility. Adjusted EBITDA is not defined under GAAP and, accordingly, it may not be a comparable measurement to those used by other companies.

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

The following tables provide a reconciliation of net (loss) income to adjusted EBITDA for the specified periods:

	Successor	Predecessor
(in thousands)	Three months ended September 30, 2017	Three months ended September 30, 2016
Net loss	$(19,115)	$(5,491)
Interest expense	5,283	7,436
Income tax expense (benefit)	37	(59)
Depreciation, depletion, and amortization	32,167	29,624
Non-cash change in fair value of derivative instruments	22,236	—
Interest income	(4)	(50)
Stock-based compensation expense	2,776	(4,538)
Loss on sale of assets	13	195
Loss on impairment of assets	—	202
Restructuring, reorganization and other	892	89
Adjusted EBITDA	$44,285	$27,408

	Successor	Predecessor
(in thousands)	Period from March 22, 2017 through September 30, 2017	Period from January 1, 2017 through March 21, 2017	Nine months ended September 30, 2016
Net (loss) income	$(17,433)	$1,041,959	$(400,551)
Interest expense	10,984	5,862	57,243
Income tax expense	75	37	165
Depreciation, depletion, and amortization	66,432	24,915	94,396
Non-cash change in fair value of derivative instruments	19,232	(46,721)	163,238
Gain on settlement of liabilities subject to compromise	—	(372,093)	—
Fresh start accounting adjustments	—	(641,684)	—
Upfront premiums paid on settled derivative contracts	—	—	(20,608)
Proceeds from monetization of derivatives with a scheduled maturity date more than 12 months from the monetization date excluded from EBITDA	—	—	(12,810)
Interest income	(9)	(133)	(140)
Stock-based compensation expense	2,776	155	(5,254)
Loss (gain) on sale of assets	876	(206)	128
Loss on impairment of assets	—	—	282,540
Write-off of debt issuance costs, discount and premium	—	1,687	16,970
Restructuring, reorganization and other	2,703	24,297	3,228
Adjusted EBITDA	$85,636	$38,075	$178,545

The EBITDAX definition in our New Credit Facility requires that we give pro forma effect to any Material Disposition, as defined in New Credit Facility, as if such Material Disposition had occurred on the first day of such Reference Period (as defined). As a result of this provision, computing the Ratio of Total Debt to EBITDAX for the year to date ending December 31, 2017, may require that we exclude any EBITDAX attributable to properties from our anticipated EOR asset sale. We estimate that the amount we would exclude for the nine month period ending September 30, 2017, would be approximately $41.2 million.

Our New Credit Facility requires us to maintain a current ratio (as defined in New Credit Facility)  of not less than 1.0 to 1.0. The definition of current assets and current liabilities used for determination of the current ratio computed for loan compliance purposes differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our New Credit Facility, we consider the current ratio calculated under our New Credit Facility to be a useful measure of our liquidity because it includes the funds available to us under our Credit Facility and is not affected by the volatility in working capital caused by changes in the fair value of derivatives. The following table discloses the current ratio for our loan compliance compared to the ratio calculated per GAAP:

(dollars in thousands)	September 30, 2017
Current assets per GAAP	$100,845
Plus—Availability under New Revolver	71,172
Less—Short-term derivative instruments	(8,130)
Current assets as adjusted	$163,887
Current liabilities per GAAP	$95,271
Less—Current asset retirement obligation	(8,111)
Less—Current maturities of long term debt	(4,758)
Current liabilities as adjusted	$82,402
Current ratio per GAAP	1.06
Current ratio for loan compliance (1)	1.99

______________________________________________________

(1)

The Company did not provide financial covenant calculations to our Prior Credit Facility lender during bankruptcy while our debt was in default; hence the ratio as of December 31, 2016, is not disclosed.

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

Commodity prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our New Credit Facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our production for the nine months ended September 30, 2017, our gross revenues from oil and natural gas sales would change approximately $4.7 million for each $1.00 change in oil and natural gas liquid prices and $1.1 million for each $0.10 change in natural gas prices.

To mitigate a portion of our exposure to fluctuations in commodity prices, we enter into various types of derivative instruments, which in the past have included commodity price swaps, collars, put options, enhanced swaps and basis protection swaps. We do not apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as “Derivative (losses) gains” in the consolidated statements of operations. This can have a significant impact on our results of operations due to the volatility of the underlying commodity prices. Please see “Note 7—Derivative instruments” in “Item 1. Financial statements” of this report for further discussion of our derivative instruments.

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

The fair value of our outstanding derivative instruments at September 30, 2017, was a net asset of $14.1 million. Based on our outstanding derivative instruments as of September 30, 2017, summarized below, a 10% increase in the September 30, 2017, forward curves used to mark-to-market our derivative instruments would have decreased our position to a net liability of $12.1 million, while a 10% decrease would have increased our net asset position to $40.3 million.

Our outstanding oil derivative instruments as of September 30, 2017, are summarized below:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Purchased puts	Sold calls
October - December 2017
Oil swaps	883	$54.97	$—	$—
January - March 2018
Oil swaps	540	$54.92	$—	$—
Oil collars	45	$—	$50.00	$60.50
April - June 2018
Oil swaps	546	$54.92	$—	$—
Oil collars	46	$—	$50.00	$60.50
July - September 2018
Oil swaps	515	$54.92	$—	$—
Oil collars	46	$—	$50.00	$60.50
October - December 2018
Oil swaps	515	$54.92	$—	$—
Oil collars	46	$—	$50.00	$60.50
January - March 2019
Oil swaps	333	$54.26	$—	$—
April - June 2019
Oil swaps	337	$54.26	$—	$—
July - September 2019
Oil swaps	321	$54.26	$—	$—
October - December 2019
Oil swaps	321	$54.26	$—	$—
January - March 2020
Oil swaps	30	$50.50	$—	$—
April - June 2020
Oil swaps	30	$50.50	$—	$—
July - September 2020
Oil swaps	30	$50.50	$—	$—
October - December 2020
Oil swaps	30	$50.50	$—	$—

Our outstanding natural gas derivative instruments as of September 30, 2017, are summarized below:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu
October - December 2017
Natural gas swaps	2,250	$3.33
January - March 2018
Natural gas swaps	1,530	$3.03
April - June 2018
Natural gas swaps	1,433	$3.03
July - September 2018
Natural gas swaps	1,449	$3.03
October - December 2018
Natural gas swaps	1,449	$3.03
January - March 2019
Natural gas swaps	819	$2.86
April - June 2019
Natural gas swaps	828	$2.86
July - September 2019
Natural gas swaps	838	$2.86
October - December 2019
Natural gas swaps	837	$2.86

Interest rates.  As of September 30, 2017, borrowings bear interest at the Adjusted LIBO Rate, as defined under the New Credit Facility, plus the applicable margin. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level of $302.2 million, equal to the balance under our New Credit Facility as of September 30, 2017, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $3.0 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017, at the reasonable assurance level.

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

Please see “Note 11—Commitments and contingencies” in Item 1. Financial Statements of this report for a discussion of our material legal proceedings. In our opinion, there are no other material pending legal proceedings to which we are a party or of which any of our property is the subject. However, due to the nature of our business, certain legal or administrative proceedings may arise from time to time in the ordinary course of business. While the outcome of these legal matters cannot be predicted with certainty, we do not expect them to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

During 2017, there have been no material changes in our risk factors disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, and in Part II, Item 1A. Risk Factors in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017, and June 30, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Please see “Note 3—Chapter 11 reorganization” in Item 1. Financial Statements of this report for a discussion of our default upon senior securities.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
Exhibit No.	Description

3.1*	Third Amended and Restated Certificate of Incorporation of Chaparral Energy, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 27, 2017)

3.2*	Amended and Restated Bylaws of Chaparral Energy, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on March 27, 2017)

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

10.1*†	Chaparral Energy, Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 15, 2017)

10.2*†	Form of Time Vesting Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 15, 2017)

10.3*†	Form of Time Performance Vesting Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 15, 2017)

31.1	Certification by Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
†	Denotes management contract or compensatory plan or arrangement

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

Date: November 14, 2017