Form 10-K/A
period 2017-12-31
Chaparral Energy, Inc.
filed 2018-04-30
CIK 1346980

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

Number of shares outstanding of each of the issuer’s classes of common stock as of April 17, 2018:

Class	Number of shares
Class A Common Stock, $0.01 par value	38,626,615
Class B Common Stock, $0.01 par value	7,871,512

Documents incorporated by reference:

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2018 (the “Original Report”) by Chaparral Energy, Inc. (the “Company,” “we,” “our” or “us”). We are filing this Form 10-K/A to present the information required by Part III of the Form 10-K as we will not file a definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2017. Terms previously defined in the Original Report have the same meanings in this Form 10-K/A.

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

Except as described above, no other changes have been made to the Original Report. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after March 29, 2018, the date of the Original Report, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

CHAPARRAL ENERGY, INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

December  31, 2017

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

Name	Age	Position
K. Earl Reynolds	57	Chief Executive Officer and Director
Joseph O. Evans	63	Chief Financial Officer and Executive Vice President
James M. Miller	55	Sr. Vice President—Operations
Jeff Smail	53	Vice President—Corporate Finance and Investor Relations
Mark Ver Hoeve	63	Vice President—Geoscience
Robert F. Heinemann	65	Director, Chairman
Douglas E. Brooks	59	Director
Matthew D. Cabell	60	Director
Samuel Langford	60	Director
Kenneth W. Moore	48	Director
Gysle Shellum	66	Director

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

Mr. Reynolds has served on the board of directors for several nonprofit organizations in Houston and Oklahoma City. He currently sits on the board of directors for the Oklahoma City YMCA and the Oklahoma Independent Petroleum Association, where he serves as the Chairman of its Legislative Committee. Mr. Reynolds holds a Master of Science degree in petroleum engineering from the University of Houston and a Bachelor of Science degree in petroleum engineering from Mississippi State University. In 2013 he was named as a Distinguished Fellow of the Mississippi State University Bagley College of Engineering.

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

Jeff Smail

Vice President – Corporate Finance and Investor Relations

Jeff Smail joined Chaparral in 2015 as vice president of corporate reserves. Mr. Smail has since changed focus to oversee the areas of corporate finance and investor relations.

Prior to joining Chaparral, Mr. Smail led the resource development team at American Energy Woodford. From 2005 to 2014, he worked for Devon Energy, where he held several key leadership roles, including vice president of reservoir in Devon’s Rocky Mountain Unit, vice president of strategy and portfolio optimization and vice president of planning and evaluation in Devon’s Marketing and Midstream business unit. Prior to that time, Mr. Smail worked for ConocoPhillips in roles of increasing responsibility in production engineering, asset management and corporate strategy and planning.

Mr. Smail holds a Master of Business Administration degree from the University of Houston and a Bachelor of Science degree in petroleum engineering from Louisiana State University.

Mark Ver Hoeve

Vice President – Geoscience

Mark Ver Hoeve joined Chaparral in 2017 as vice president of geoscience, overseeing the company’s geoscience team.

Prior to joining Chaparral, Mr. Ver Hoeve served as vice president of exploration and development for Discovery Natural Resources, where he was responsible for leading the development of the company’s Midland Basin properties. From 2006 to 2016 he was a manager of new venture exploration at Cimarex Energy Co. Before Cimarex, Mr. Ver Hoeve’s career included several key geological leadership roles at EOG Resources, Vastar Resources and Atlantic Richfield Company (ARCO).

Mr. Ver Hoeve has served on several nonprofit and industry organization boards and is currently the president of the University of Texas-Austin Jackson School of Geoscience Friends and Alumni Network Board. He holds a Bachelor of Arts degree in geology from the University of Wisconsin-Madison and a Master of Science degree in geology from the University of Texas-Austin.

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

Mr. Heinemann currently serves on the board for several other energy companies, including Crescent Point Energy Corporation, Crestone Peak Resources, L.L.C. and Great Western Oil and Gas Company, L.L.C., where he was the chairman from 2014 to 2016. He has also previously served on the board for Yates Petroleum Corporation until its merger in late 2016 and as chairman of the board for C12 Energy, L.L.C. Mr. Heinemann holds Bachelor of Engineering and PhD degrees in chemical engineering from Vanderbilt University.

Douglas E. Brooks

Director

Douglas E. Brooks joined Chaparral’s Board in 2017. Prior to joining the Board, Mr. Brooks served as the president and chief executive officer of Yates Petroleum, a privately owned exploration and production company focused on the Delaware and Powder River basins and Aurora Oil & Gas Limited. Before that time, he served as a senior vice president at Forest Oil Corporation. In addition, he spent 24 years with Marathon Oil Company in roles of increasing responsibility, lastly as the director of upstream mergers and acquisitions and business development for the Americas.

Mr. Brooks has also built two private equity-sponsored firms focused on unconventional resource projects in the western U.S. and served as a board member for Aurora Oil & Gas Limited, Magdalena Energy Company, Yates Petroleum and the Houston Producers’ Forum. He is currently the chief executive officer of Energy XXI Gulf Coast and an advisor for Hart Energy’s A&D Watch, a global energy research publication. Mr. Brooks holds a Bachelor of Science degree in business management from the University of Wyoming – Casper and a Masters of Business Administration, Finance from Our Lady of the Lake University in Texas.

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

Kenneth W. Moore

Director

Kenneth W. Moore joined Chaparral’s Board in 2017. Mr. Moore is currently the president of KWM Advisors, L.L.C., a position he has held since 2016. From 2004 to 2015, he served as a managing director at First Reserve Corporation, a global private equity firm, which invests exclusively in the energy industry. Prior to that time, Mr. Moore served as a vice president at Morgan Stanley New York and as a director for Enstar Group Limited, Chart Industries, Inc. and Dresser-Rand Group Inc.

Mr. Moore is currently a member of the board of directors for Cobalt International, Peabody Energy and SEAL Legacy Foundation. He has also previously served on several other boards, including those for Enstar Group Limited, Dresser-Rand Group, Inc. and Chart Industries, Inc. Mr. Moore graduated from Tufts University with a Bachelor of Arts degree in English and received his Master of Business Administration from Cornell University.

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

Board Committees

Shortly after the appointment of the current Board on the Effective Date, three standing committees of the Board were established comprised of non-employee directors: an Audit Committee, a Compensation Committee and a Nomination & Governance Committee. Each of these committees is governed by a charter adopted by the Board. These charters establish the purposes of the respective committees as well as committee membership guidelines. They also define the authority, responsibilities and procedures of each committee in relation to the committee’s role in supporting the Board and assisting the Board in discharging its duties in supervising and governing the Company. The charters for each of our committees can be found on our website at www.chaparralenergy.com.

The Audit Committee consists of Messrs. Shellum (Chair), Moore and Langford, each of whom is independent under the rules of the SEC and the NYSE. The Board has determined that Mr. Shellum satisfies the definition of “audit committee financial expert.”

The Audit Committee oversees, reviews, acts on and reports on various auditing and accounting matters to the Board, including the selection of our independent registered public accounting firm, the scope of our annual audits, fees to be paid to the independent registered public accounting firm, the performance of our independent registered public accounting firm and our accounting practices. In addition, the Audit Committee oversees our compliance programs relating to legal and regulatory requirements.

The Compensation Committee currently consists of Messrs. Cabell (Chair), Brooks and Langford, each of whom is independent under the rules of the SEC and the NYSE. The Compensation Committee approves salaries, incentives and other forms of compensation for officers and other employees. The Compensation Committee also administers our incentive compensation and benefit plans. The Compensation Committee has the power to delegate any of its authority to subcommittees or to individual members of the Compensation Committee as it deems appropriate.

The Nomination & Governance Committee consists of Messrs. Moore (Chair), Cabell and Brooks, each of whom is independent under the rules of the SEC and the NYSE. The Nomination & Governance Committee identifies, evaluates and recommends qualified nominees to serve on the Board, develops and oversees our internal corporate governance processes and maintains a management succession plan.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to all employees, officers and members of our Board. The Code of Business Conduct and Ethics is available on our website at www.chaparralenergy.com.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Principal and Named Executive Officers

Our compensation programs include programs that are designed specifically for our executive officers which includes our Principal Executive Officer (“PEO”) and the other executive officers named in the Summary Compensation Table (the “Named Executive Officers” or “NEOs”).

Executive Compensation Program Objectives

Our executive compensation program is designed to achieve the following objectives:

•	drive and reward performance which supports our core values and business strategies;

•	provide a clear and direct relationship between executive pay and our performance on both a short- and long-term basis;

•	align executive pay to measures that drive stockholder returns; and

•	design competitive total compensation and rewards programs to enhance our ability to attract and retain knowledgeable and experienced executive officers.

Establishing Executive Compensation

Role of the Compensation Committee. The Compensation Committee of our Board (the “Compensation Committee”) oversees the executive compensation program and has overall responsibility for making final decisions about total compensation for the PEO. The PEO’s performance is assessed by the Compensation Committee, taking into account the scope of responsibilities and experience, strengths and weaknesses, and contributions and performance over the past year balanced against competitive salary levels.

Role of the PEO. The PEO has overall responsibility for making final decisions about total compensation for all of the executives. As part of its annual process, the Compensation Committee works closely with our PEO, as appropriate, and its independent compensation consultant in evaluating and establishing executive compensation for the executives. The PEO reviews, on an annual basis, each compensation element of an executive officer. In each case, the PEO takes into account the scope of responsibilities and experience, succession potential, strengths and weaknesses, and contribution and performance over the past year and balances these against competitive salary levels.

Independent Compensation Consultant. The Compensation Committee engaged Longnecker & Associates (“Longnecker”), its independent compensation consultant, to conduct an independent, third party peer group analysis, executive compensation analysis, and management incentive plan analysis to assess the overall competitiveness of our executive pay program for 2017 as we emerged from bankruptcy, with continued focus on aligning executive compensation with performance and Chaparral’s business strategy.

Peer Group Analysis. The Compensation Committee utilizes a peer group prepared in collaboration with Longnecker of identified companies that are of comparable size (revenue and market capitalization), enterprise value, industry affiliation, and other similar characteristics (operational profile, asset portfolio, recent emergence from bankruptcy, etc.). The peer group consisted of the following companies: Jagged Peak Energy, Matador Resources, Callon Petroleum, Sanchez Energy, SRC Energy, Halcon Resources, Jones Energy, Resolute Energy, WildHorse Resource Development, SandRidge Energy, Approach Resources, Penn Virginia, Gastar Exploration and SilverBow Resources (formerly Swift Energy). Additionally, the Compensation Committee reviews compensation data from a variety of different sources, which included Southwest Energy Survey Group and Effective Compensation, Incorporated during 2017, in determining market levels of base compensation for further analysis.

Pay Decisions. In determining target total compensation for our executives, the Compensation Committee takes into consideration competitive market pay levels in our comparator peer group. The Compensation Committee also considers the following factors in determining any compensation decisions for executives:

(i)	leadership and vision;

(ii)	performance of the business;

(iii)	development and implementation of initiatives that provide long-term shareholder value;

(iv)	accomplishment of strategic objectives pre-approved by the Compensation Committee;

(v)	evaluation of external factors involving competitive positioning, general economic conditions and marketplace compensation trends.

Key Executive Compensation Components

Our executive compensation program is composed of base salary, annual incentive awards, and long-term equity-based compensation.

To align pay levels for our executives with the Company’s performance, our pay combination places the greatest emphasis on performance-based incentives. The Compensation Committee and our PEO believe that the proportion of any employee’s total direct compensation that varies based on performance should increase as the scope of an employee’s ability to influence our results increases. Because executive officers have the greatest influence over our results, a significant portion of their overall compensation consists of annual incentive awards and long-term equity awards that vary based on performance. This practice is consistent with norms in the oil and natural gas industry.

Compensation decisions made by the Compensation Committee and PEO during its 2017 meetings resulted in awards heavily weighted in favor of components subject to performance-related variability, with annual incentive awards and long-term equity-based compensation representing approximately 88% of the estimated value of total direct compensation awarded to the PEO and an average of approximately 81% for the other named executive officers as shown in the Summary Compensation Table in this annual report.

Base Salary

Annual salary increases are not automatic or guaranteed. In order to manage fixed costs during the depressed industry conditions, we did not increase executive officer salaries from 2015 to 2016. Upon approval of the Compensation Committee, our PEO, Mr. Reynolds, received an 8% increase in annual base salary ($530,424 to $572,858) on May 15, 2017, to reflect his promotion to President and CEO. As current base salaries are aligned at or above the market 50th percentile, annual base salaries for the other NEOs from 2016 to 2017 were unchanged. The salaries paid to the PEO and the NEOs during fiscal year 2017 are shown in the Summary Compensation Table in this annual report.

Annual Incentive Awards

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

The targets for individual awards are expressed as a percentage of an employee’s eligible earnings for the plan year and are based on pay grade and level of responsibility. The Board has discretion whether or not to grant AIM by considering factors such as the Company’s liquidity and industry conditions. Upon a decision by the Board to grant an AIM award, the first 50% of the computation of an employee’s AIM award is determined based solely on the Company’s performance on nine Company-wide performance measures, which for 2017 were:

•	EBITDA—25%;

•	Production Volume (Boe/d)—20%;

•	Reserve Replacement—10%;

•	Drilling and Completion Capital Effectiveness—20%;

•	Oil and Gas Capital—3%;

•	EOR Production Uplift—2%;

•	Lease Operating Expenses ($/Boe)—10%;

•	Safety—5%; and

•	Environment—5%.

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

Long-Term Equity-Based Compensation

Prior to our emergence from bankruptcy, equity-based compensation for our executives was awarded pursuant to the Chaparral Energy, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) for which awards were granted in the form of restricted stock. Pursuant to our Reorganization Plan, on the Effective Date, the 2010 Plan was cancelled along with all outstanding vested and unvested shares.

Subsequent to our emergence from bankruptcy, under the guidance of the Compensation Committee of our new Board, we made significant changes to our long-term equity-based compensation program to reflect our future as STACK focused publicly traded company. These changes culminated in the implementation of the 2017 Management Incentive Plan discussed below.

2017 Management Incentive Plan

Our Reorganization Plan includes provisions for a post-emergence equity incentive plan providing for the issuance from time to time, as approved by the Board, of New Class A Shares to senior management of the Company representing, in the aggregate and on a fully-diluted basis, up to seven percent of the equity interests issued or to be issued upon emergence from bankruptcy. Pursuant to these provisions, we adopted the Chaparral Energy, Inc. Management Incentive Plan (the “2017 MIP”) in August 2017. The 2017 MIP reserves a total of 3,388,832 shares of our Class A common stock for awards issued under the 2017 MIP. If any award is exercised, paid, forfeited, terminated or canceled without the delivery of shares, then the shares covered by such award will be available again for grant under the 2017 MIP. If any award is exercised, paid, or settled where the number of shares delivered is less than the number of shares that had been subject to such award, the number of shares represented by such deficiency will be available again for grant under the 2017 MIP. Furthermore, if shares of common stock are used for withholding taxes payable upon exercise, vesting or payment of an award, by virtue of selling such shares on the open market or by withholding such shares, then the shares utilized for withholding taxes shall be available again for grant under the 2017 MIP.

All of our or our employees and directors, as defined in the 2017 MIP, are eligible to participate in the 2017 MIP.

Purpose

The purposes of the 2017 MIP are to attract and retain highly qualified individuals to perform services for us, to further align the interests of those individuals with those of our stockholders, and to more closely link compensation with the performance of Chaparral and its Affiliates.

Administration

The 2017 MIP shall be administered by the Compensation Committee. The Compensation Committee shall have total and exclusive responsibility to control, operate, manage and administer the 2017 MIP which includes, among other things, to (a) interpret the 2017 MIP and the award agreements executed hereunder, (b) decide all questions concerning eligibility for, and the amount of, awards, (c) construe any ambiguous provision of the 2017 MIP or any award agreement, (d) prescribe the form of award agreements, (e) correct any defect, supply any omission or reconcile any inconsistency in the 2017 MIP or any award agreement, (f) issue administrative guidelines as an aid in administering the 2017 MIP and make changes in such guidelines, (g) make regulations for carrying out the 2017 MIP and make changes in such, (h) determine whether awards should be granted singly or in combination, (i) to the extent permitted under the 2017 MIP, grant waivers of 2017 MIP terms, conditions, restrictions and limitations, (j) accelerate the exercise, vesting or payment of an award, (k) require participants to hold a stated number or percentage of shares of common stock acquired pursuant to an award for a stated period, and (l) take any and all other actions deemed necessary or advisable for the proper operation or administration of the 2017 MIP. The Compensation Committee shall have authority in its sole discretion with respect to all matters related to the discharge of its responsibilities and the exercise of its authority under the 2017 MIP, including without limitation its construction of the terms of the 2017 MIP and its determination of eligibility for participation in, and the terms of awards granted under, the 2017 MIP.

Types of Awards

Awards may be granted in the form of Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Awards and Stock Awards and other incentive awards, all as defined and subject to limitations under the 2017 MIP.

Stock Options. The grant of either non-qualified or incentive stock options (“ISOs”) to purchase shares of our Class A common stock is permitted under the 2017 MIP. ISOs, which may only be granted to employees, are intended to qualify for favorable tax treatment under the Internal Revenue Code. The stock options will provide for the right to purchase shares of our class A common stock at a specified price and will become exercisable after the grant date under the terms established by the Compensation Committee. In general, the per share option exercise price may not be less than 100% of the fair market value of a share of Class A common stock on the grant date. No person owning more than 10% of the total combined voting power of the Company may be granted ISOs unless (i) the option exercise price is at least 110% of the fair market value of a share of Class A common stock on the grant date and (ii) the term during which such ISO may be exercised does not exceed five years from the date of grant. The exercise price of a stock option may paid in cash or, if permitted by the Compensation Committee, by tendering stock or a combination of cash and stock.

Restricted Stock. Awards of restricted stock are permitted under the 2017 MIP, subject to any restrictions the Compensation Committee determines to impose, such as the service, performance or market based criteria for vesting and the associated measurement period. Unless stipulated otherwise in the award agreement, a participant to whom Restricted Stock has been awarded shall have the right to receive dividends and to enjoy all other stockholder rights with respect thereto.

Performance Awards. Performance awards confer on the participant the right to receive payment of such award upon the achievement of certain performance objectives. Performance awards may be payable in the form of cash, shares of common stock or any combination of both. For each performance award, the Compensation Committee will establish (a) the amount, including a target and maximum amount if applicable, a participant may earn in the form of cash or shares of common stock or a formula for determining such amount, (b) the performance criteria and level of achievement versus such criteria that shall determine the amount payable or number of shares of common stock to be granted, issued, retained and/or vested, (c) the performance period over which performance is to be measured, (d) the timing of any payments to be made, (e) restrictions on the transferability of the award and (f) such other terms and conditions that are not inconsistent with the 2017 MIP.

Stock Appreciation Rights (“SARs”). SARs entitle the participant to a payment equal to the appreciation in the company’s stock over a specified period. A participant is not required to pay the exercise price, and may just receive the amount of any increase in price, deliverable in cash or stock upon exercising, depending on the award agreement. The Compensation Committee may grant SARs in such numbers and at such times as it shall determine appropriate and shall establish the exercise price, vesting requirements and additional terms, conditions, restrictions and limitations applicable to the SARs. In general, the price at which SARs may be exercised shall not be less than 100% of the fair market value per share of common stock on the grant date.

Restricted Stock Units. Restricted Stock Units may be awarded in such numbers and at such times as the Compensation Committee shall determine. The Compensation Committee shall impose such terms, conditions and restrictions on Restricted Stock Units as it may deem advisable, including without limitation prescribing the period over which and the conditions upon which a Restricted Stock Unit may become vested or be forfeited and/or providing for vesting upon the achievement of specified performance goals. Upon the lapse of restrictions with respect to each Restricted Stock Unit, the participant shall be entitled to receive one share of common stock or an amount of cash equal to the fair market value of one share of common stock, as provided in the award agreement. A participant shall not be required to make any payment for Restricted Stock Units.

Stock Awards. Stock Awards may be granted to participants upon such terms and conditions as the Compensation Committee may determine, including the number of shares of common stock to be issued pursuant to such award. Shares of common stock issued pursuant to Stock Awards may be issued for cash consideration or for no cash consideration.

Awards Granted

In conjunction with the adoption of the 2017 MIP, we issued restricted stock awards that are subject to service vesting conditions (the “Time Shares”) and shares that are subject to performance vesting conditions (the “Performance Shares”). Both Time and Performance Shares are classified as equity-based awards. Compensation cost is recognized and measured based on fair value as determined by the market price of our common stock currently trading on the OTCQB tier of the OTC Markets Group, Inc.

The Time Shares are subject to vesting over three annual installments and expense is recognized under the accelerated method. The Performance Shares vest in three tranches over three calendar years according to performance conditions established each year. The performance conditions for a given year are unique to that year and vesting with respect to performance conditions for a given year is independent of the vesting with respect to other years. As a result, the requisite service period for each of the three tranches of Performance Shares relate to the individual year for which performance is measured and do not overlap. Periodic expense for Performance Shares throughout a given fiscal year is based on the number of awards expected to vest in that year. Performance conditions had not been established for 2018 and 2019 at the time the awards were granted. Performance Shares related to 2017 performance conditions vested based on accomplishment of multiple conditions as disclosed in the table below. The accomplishment of an individual condition resulted in vesting of shares that was independent of vesting with respect to the other conditions (i.e. simultaneous accomplishment of multiple conditions was not required for vesting).

Performance Condition (1)	Weight	Description
EOR Asset Divestiture	25%	Successful divestiture of EOR Assets and resulting impact on liquidity
Drilling results	25%	Number of wells drilled and completed and resulting expected returns
Strategic alternatives	25%	Proposal, evaluation and execution of strategic initiatives
Board discretion	25%	Consideration of multiple factors including hedging, safety, investor relations, reserves and other

(1)	The threshold, target and maximum with respect to each condition results in vesting at 50%, 100% or 150%, respectively, of shares allocated to those conditions.

2010 Equity Incentive Plan

We adopted the 2010 Plan in April 2010. The 2010 Plan reserved a total of 86,301 shares of our Class A common stock for awards issued under the 2010 Plan. All of our or our affiliates’ employees, officers, directors, and consultants, as defined in the 2010 Plan, were eligible to participate in the 2010 Plan. Although the 2010 Plan was in effect at the beginning of 2017, pursuant to our Reorganization Plan, on the Effective Date, the 2010 Plan was cancelled along with all outstanding vested and unvested shares. Although the 2010 Plan authorized various types of awards, during the tenure of the 2010 Plan, the only form of awards granted was restricted stock as described below.

Time Vested Restricted Stock Awards

Time Vested restricted stock awards generally vested with respect to twenty percent (20%) of the shares subject to the award on each of the first, second, third, fourth and fifth anniversaries of the award date, subject to the NEO remaining employed by us as of those dates.

Performance Vested Restricted Stock Awards

Performance Vested restricted stock awards vest in the event of a Transaction (i) whereby CCMP Capital, LLC’s (“CCMP”) “net proceeds” from a Transaction yields certain target returns on investment, and (ii) the NEO remains employed by us as of the date of such Transaction. “Net proceeds” means the actual cash proceeds received by CCMP in a Transaction, but excludes the aggregate amount of out-of-pocket expenses incurred by CCMP in connection with such Transaction. The number of shares that would vest is a function of the return on investment targets and the proportion of CCMP shares sold in a Transaction. During the tenure of the 2010 Plan, the Company had modified the terms of these Performance Vested restricted stock awards to: (i) reclassify a portion of outstanding awards to awards that only have a time-vested service condition and (ii) lower the return on investment targets required for vesting. No Performance Vested restricted stock awards vested during the tenure of the 2010 Plan.

Impact of Bankruptcy on Awards

The Company did not grant any awards of Time Vested or Performance Vested restricted stock under the 2010 Plan during 2016 and 2017. As a result of our bankruptcy petition, the value of outstanding vested and unvested shares from the 2010 Plan was determined to be $0.00/share subsequent to the petition date. Furthermore, the Company determined that the vesting conditions under its Performance-Vested restricted stock were no longer probable of being satisfied. As discussed previously, pursuant to our Reorganization Plan, all existing equity, including shares granted under the 2010 Plan, were cancelled upon our emergence from bankruptcy.

Health and Wellness and Retirement Benefits

We offer a variety of health and wellness and retirement programs to all eligible employees. Our executive officers are eligible for the same benefit programs on the same basis as the rest of our employees. The health and wellness programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. Our health and wellness programs include medical under a preferred provider option or high deductible plan, as well as pharmacy, dental, and vision plans. We also offer life insurance, as well as supplemental life insurance policies. Employees may also contribute pre-tax funds into flexible spending plans and health savings accounts.

We offer employees the opportunity to make investments in our 401(k) Profit Sharing Plan, which is intended to supplement the employee’s personal savings and social security. All employees, including executive officers, are generally eligible for the 401(k) plan. Executive officers participate in the 401(k) plan on the same basis as other employees.

We adopted the 401(k) plan to enable employees to save for retirement through a tax-advantaged combination of employee and Company contributions and to provide employees the opportunity to directly manage their retirement plan assets through a variety of investment options. The 401(k) plan allows eligible employees to elect to contribute from 1% to 60% of their eligible compensation, up to the annual IRS dollar limit. Employees are automatically enrolled at 3% of their salary. Eligible compensation generally means all wages, salaries and fees for services paid by us. The Company matches employee contributions at a rate of $1.00 per $1.00 for the first 7% of the employee’s salary. Company contributions vest as follows:

Years of Service for Vesting	Percentage
1	33%
2	33%
3	34%

However, regardless of the number of years of service, an employee is fully vested in his 401(k) plan if the employee retires at age 65 or later, attains age 62 and completes six years of service, or the employee’s employment is terminated due to death or total and permanent disability. The 401(k) plan provides for different investment options and the participant has sole discretion in determining how both the employer and employee contributions are invested. The 401(k) plan does not provide our employees the option to invest directly in our stock. The 401(k) plan offers in-service withdrawals in the form of loans, hardship distributions, after-tax account distributions and age 59.5 distributions.

Employment Agreements

Effective March 21, 2017 as part of our Reorganization Plan, we have entered into new employment agreements with Messrs. Reynolds, Evans, Miller, and Smail. The three primary differences between the new employment agreements and the prior agreements were: (i) the base salary reflected in the agreement was increased to the current salary, reflecting merit increases awarded since the prior employment agreement was executed; (ii) severance multiples for change in control events as well as termination without cause were reduced; and (iii) references to stock grants under the 2010 Plan were deleted and replaced with eligibility to participate in management incentive plans as determined by the Board. Because Mr. Reynolds was named Chief Executive Officer upon the retirement of Mr. Fischer, there were additional changes to his employment agreement, including an increase in his Target Annual AIM Bonus from 90% to 100% and the elimination of fringe benefits related to his private use of the Company’s airplane.

The initial term of the employment agreements are three years, each with an automatic two-year renewal and automatic annual renewals thereafter. The employment agreements that came into effect upon our emergence from bankruptcy in 2017 provided our active NEOs the following compensation arrangements:

Name	Effective Date	Minimum Base Salary	Target Annual AIM Bonus (as a % of Base)	Equity Grant (Time Vested)(1)	Equity Grant (Performance Vested)(1)
K. Earl Reynolds	March 21, 2017	$530,424	100%	$—	$—
Joseph O. Evans	March 21, 2017	448,914	80%	—	—
James M. Miller	March 21, 2017	391,540	70%	—	—
Jeff Smail	May 1, 2015	250,000	55%	325,618	68,226
Mark A. Fischer (2)	April 12, 2010	620,298	100%	1,814,366	3,673,995

(1)	The current employment agreements for Messrs. Reynolds, Evans and Miller do not stipulate the amount of equity grants to be awarded. The value shown is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. All unvested awards, which were previously granted pursuant to the 2010 Plan, were cancelled upon our emergence from bankruptcy.
(2)	Mr. Fischer retired from the Company on January 5, 2017 and received severance benefits pursuant to a retirement and general release agreement, as described in the subsequent section “Principal Executive Officer’s Retirement Agreement.”

Each NEO participates in our wellness benefit plans and fringe benefit, vacation and expense reimbursement policies. Each employment agreement provides for certain payments in the event of an NEO’s termination. The termination payments are discussed below under the heading “Potential Payments Upon Termination or Change of Control.” Each employment agreement contains certain restrictive covenants that generally prohibit our NEOs from (i) competing against us, (ii) disclosing information that is confidential to us and our subsidiaries and (iii) during the employment term and for each NEO, a period of months equal to the product of 12 times the severance multiple of that NEO, as described below, thereafter, from soliciting or hiring our employees and those of our subsidiaries or soliciting our customers.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with management and, based on such review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K.

Respectfully submitted by the Compensation Committee of the Board, Matthew D. Cabell (Chair)
Douglas E. Brooks Samuel Langford

Compensation Committee Interlocks and Insider Participation

Messrs. Charles A. Fischer, Mark A. Fischer, Behrens, Jaudes and Reynolds served on the Compensation Committee in 2017 until the Effective Date. Concurrent with the appointment of new members of our Board, on the Effective Date, we appointed new members of the Compensation Committee. The Compensation Committee is comprised of Messrs. Brooks, Cabell and Langford. Mr. Brooks served as the Chair of the Compensation Committee from the Effective Date through March 31, 2018, and was replaced by Mr. Cabell as Chair on April 1, 2018. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or Compensation Committee. No member of our Board is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

Summary Compensation Table

The following table below summarizes the total compensation paid to or earned by each of the NEOs for the fiscal years ended December 31, 2017, 2016, and 2015. We have also included the total compensation information for Mr. Mark Fischer, our former Chief Executive Officer, who retired from the Company on January 5, 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock awards ($)(2)	All other compensation ($)(3)	Total ($)
K. Earl Reynolds	2017	$556,537	$505,449	$10,522,080	$38,212	$11,622,278
Chief Executive Officer	2016	530,424	563,310	—	40,725	1,134,459
	2015	530,424	513,572	—	35,765	1,079,761
Joseph O. Evans	2017	$448,914	$326,809	$4,571,661	$55,552	$5,402,936
Chief Financial Officer and Executive Vice President	2016	448,914	423,775	—	40,332	913,021
	2015	448,914	323,218	—	38,835	810,967
James M. Miller	2017	$391,540	$249,411	$4,571,661	$63,230	$5,275,842
Senior Vice President—Operations	2016	391,540	323,412	—	46,059	761,011
	2015	391,540	296,004	—	42,891	730,435
Jeff Smail	2017	$288,462	$157,500	$2,503,523	$38,598	$2,988,083
Vice President—Corporate Finance,	2016	263,077	176,236	—	40,090	479,403
Planning/Reserves and Marketing	2015	213,702	105,782	393,844	33,577	746,905
Mark Ver Hoeve	2017	$107,885	$158,905	$1,100,000	$31,023	$1,397,813
Vice President—Geoscience
Mark A. Fischer	2017	$31,935	$—	$—	$4,663,681	$4,695,616
Former Chairman and	2016	830,305	—	—	85,467	915,772
former Chief Executive Officer	2015	830,305	896,729	—	59,485	1,786,519

(1)	Bonuses were performance-based cash incentives under our AIM program. Bonuses attributable to a fiscal year are paid the following year.
(2)	Awards granted in 2017 generally vest in one-third increments each year over a three-year period. The values shown are the aggregate grant date fair value for initial awards computed in accordance with FASB ASC Topic 718 and assuming a 100% probability of vesting with respect to Performance Shares. Generally, the full grant date fair value is the amount that we would expense in our financial statements over the award’s vesting timeframe. Although the full grant date fair value of the 2017 equity award is included in the annualized compensation for the NEOs disclosed above, the grants were front-loaded and absent changed circumstances are intended to be the only equity-based awards granted to the NEOs over the following three year vesting period. Certain Performance Shares were allocated to performance conditions that were not established at the time the awards were granted and thus a grant date for measurement purposes pursuant to FASB ASC Topic 718 was not established for these awards when they were initially granted. For these Performance Shares, amounts in the table above reflect the fair market value of the shares on the date the grants were awarded.
(3)	Perquisites and other compensation are limited in scope and in 2017 were primarily comprised of Company 401(k) matching and employer-paid medical benefits including accidental death and dismemberment, dental, life, medical and long-term and short-term disability coverage. In 2017, Mr. Fischer received severance benefits, as described in the subsequent section “Principal Executive Officer’s Retirement Agreement” which are included in “All other compensation.”

Grants of Plan-Based Awards in 2017

The following table shows grants of equity-based awards in 2017 for each NEO.

		Estimated Future Payouts Under Equity Incentive Plan Awards (1)(3) (Shares of Stock or Units)			All Other Stock Awards: Number of Shares of Stock or Units(1) (#)	Grant Date Fair Value of Stock and Option Awards(2) ($)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)
K. Earl Reynolds—Time Shares	August 16, 2017	n/a	n/a	n/a	393,594	$7,891,560
K. Earl Reynolds—Performance Shares	August 16, 2017	65,599	131,198	196,797	—	2,630,520
Joseph O. Evans—Time Shares	August 16, 2017	n/a	n/a	n/a	171,010	3,428,751
Joseph O. Evans—Performance Shares	August 16, 2017	28,502	57,003	85,505	—	1,142,910
James M. Miller—Time Shares	August 16, 2017	n/a	n/a	n/a	171,010	3,428,751
James M. Miller—Performance Shares	August 16, 2017	28,502	57,003	85,505	—	1,142,910
Jeff Smail—Time Shares	August 16, 2017	n/a	n/a	n/a	93,648	1,877,642
Jeff Smail—Performance Shares	August 16, 2017	15,608	31,216	46,824	—	625,881
Mark Ver Hoeve—Time Shares	August 28, 2017	n/a	n/a	n/a	41,250	825,000
Mark Ver Hoeve—Performance Shares	August 28, 2017	6,875	13,750	20,625	—	275,000

(1)	The Time Shares are subject to vesting over three equal annual installments. The Performance Shares vest in three tranches over three calendar years according to performance conditions established each year. The grants to our NEOs in the table above are intended to be front-loaded and absent changed circumstances are intended to be the only equity-based awards granted to the NEOs over the following three-year vesting period.
(2)	The values shown are the aggregate grant date fair value for initial awards computed in accordance with FASB ASC Topic 718 and assuming a 100% probability of vesting with respect to Performance Shares. Generally, the full grant date fair value is the amount that we would expense in our financial statements over the award’s three-year vesting timeframe. Certain Performance Shares were allocated to performance conditions that not been established at the time the awards were granted and thus a grant date for measurement purposes pursuant to FASB ASC Topic 718 was not established for these awards when they were initially granted. For these Performance Shares, amounts in the table above reflect the fair market value of the shares on the date the grants were awarded at the Target performance level.
(3)	Restricted stock has been granted at the Target performance level, with restrictions removed based on achievement of performance conditions. If performance exceeds Target levels over the three year vesting period, additional shares would have to be granted to meet any award above the total Target performance level.

Outstanding Equity Awards at Fiscal Year-End 2017

The following table shows outstanding restricted stock awards for each NEO as of December 31, 2017.

	Time Vested Awards		Performance Vested Awards
Name	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)(1)	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)(1)
K. Earl Reynolds	393,594	$9,324,242	80,905	$1,916,639
Joseph O. Evans	171,010	4,051,227	35,152	832,751
James M. Miller	171,010	4,051,227	35,152	832,751
Jeff Smail	93,648	2,218,521	19,251	456,056
Mark Ver Hoeve	41,250	977,213	8,479	200,868

(1)	The table assumes an estimated fair value per share of $23.69 as of December 31, 2017, based on the market price of our common stock currently trading on the OTCQB tier of the OTC Markets Group, Inc.

2017 Stock Vested

The following table shows restricted stock awards that vested during the year ended December 31, 2017 for each NEO that participated in the 2017 MIP.

	Performance Share Awards
Name	Number of Shares of Stock That Have Vested (#) (1)	Value Realized on Vesting ($)
K. Earl Reynolds (2)	50,293	$1,191,441
Joseph O. Evans (3)	21,851	517,650
James M. Miller (4)	21,851	517,650
Jeff Smail (5)	11,965	283,451
Mark Ver Hoeve (6)	5,271	124,870

(1)	These awards vested during 2017 as no future service was required for a participant to be entitled to the award. However restrictions on the shares related to these awards were not lifted until March 15, 2018, the time at which the Compensation Committee completed its evaluation of management’s accomplishment with respect to the performance conditions.
(2)	We withheld 22,014 vested shares to pay taxes of $489,812.
(3)	We withheld 9,535 vested shares to pay taxes of $212,154.
(4)	We withheld 8,031 vested shares to pay taxes of $178,690.
(5)	We withheld 5,193 vested shares to pay taxes of $115,544.
(6)	We withheld 1,785 vested shares to pay taxes of $39,716.

Pension Benefits in 2017

No pension benefits were granted in 2017 for any NEO.

Nonqualified Deferred Compensation in 2017

No nonqualified deferred compensation was granted in 2017 for any NEO.

Potential Payments Upon Termination or Change in Control

Employment Agreements with our NEOs

Our employment agreements with our NEOs obligate us to pay certain separation benefits to them in the event of voluntary termination, termination without cause, termination for good reason and termination in the event of disability or death. Mr. Fischer retired from the Company on January 5, 2017 pursuant to our Reorganization Plan and as a result, his employment agreement is no longer in effect. See “Principal Executive Officer’s Retirement Agreement,” for information regarding Mr. Fischer’s severance arrangement.

The term “disability” means the NEO’s incapacity due to physical or mental illness whereby the NEO is substantially unable to perform his duties under the employment agreement (with or without reasonable accommodation, as defined under the Americans With Disabilities Act) for a period of six consecutive months. The term “cause” means termination for one of the following reasons:

•	the NEO’s conviction of, or entry by the NEO of a guilty or no contest plea to a felony or crime involving moral turpitude;

•	the NEO’s willful commission of an act of fraud or dishonesty resulting in economic or financial injury to us or any affiliate;

•	the NEO’s willful failure to substantially perform or gross neglect of his duties, including, but not limited to, the failure to follow any lawful directive of our Chief Executive Officer, within the reasonable scope of the NEO’s duties;

•	the NEO’s performance of unapproved acts materially detrimental to us or any affiliate;

•	the NEO’s use of narcotics, alcohol, or illicit drugs in a manner that has or may reasonably be expected to have a detrimental effect on his performance of his duties as our employee or on the reputation of the Company or any affiliate;

•	the NEO’s commission of a material violation of any of our rules or policies which results in injury to us; or

•	the NEO’s material breach of the employment agreement.

The term “good reason” means the occurrence, without the written consent of the NEO, of one of the events set forth below:

•	a material diminution in the NEO’s authority, duties or responsibilities, combined with a demotion in the NEO’s pay grade ranking;

•	the reduction by us of the NEO’s base salary by more than 10% (unless done so for all of our executive officers);

•	the requirement that the NEO be based at any office or location that is more than 50 miles from our principal executive offices, except for travel reasonably required in the performance of the NEO’s responsibilities; or

•	any other action or inaction that constitutes a material breach by us under the employment agreement.

The term “change in control” means:

•	the consummation of any transaction or series of related transactions involving the sale of our outstanding securities (but excluding a public offering of our capital stock) for securities or other consideration issued or paid or caused to be issued or paid by such other corporation or an affiliate thereof and which results in our shareholders (or their affiliates) immediately prior to such transaction not holding at least a majority of the voting power of the surviving or continuing entity following such transaction; or

•	the consummation by us (whether directly involving us or indirectly involving us through one or more intermediaries) of (x) a merger, consolidation, reorganization, or business combination; (y) a sale or other disposition of all or substantially all of our assets; or (z) the acquisition of assets or stock of another entity, in each case, other than a transaction which results in our voting securities outstanding immediately before the transaction continuing to represent (either by remaining outstanding or by being converted into our voting securities or the person that, as a result of the transaction, controls, directly or indirectly, us or owns, directly or indirectly, all or substantially all of our assets or otherwise succeeds to our business), directly or indirectly, at least a majority of the combined voting power of the successor entity’s outstanding voting securities immediately after the transaction.

Payments Made Upon Termination Without Cause or by the NEO for Good Reason Not Following a Change in Control

In the event a current NEO’s employment is terminated without cause or by the NEO for good reason at any time that is not within two years after the occurrence of a change in control, we will be obligated:

•	to pay to the NEO an amount equal to the severance multiple, as specified in the NEO’s employment agreement, times the sum of (x) the NEO’s base salary in effect on the date of termination plus (y) the annual bonus granted to the NEO for the fiscal year immediately on or preceding the date of termination, payable in the form of a salary continuation for a period of months equal to the product of 12 times the severance multiple;

•	subject to certain limitations, to maintain for a period of 18 months following the date of termination, participation by the NEO (and his spouse and/or eligible dependents, as applicable) in our medical, hospitalization, and dental programs maintained for the benefit of our executive officers as in effect on the date of termination, at such level and terms and conditions (including, without limitation, contributions required by the NEO for such benefits) as in effect on the date of termination (the “Termination Wellness Benefits”);

•	to pay to the NEO any earned but unpaid base salary, annual bonus from prior years, and vacation pay in the form of a lump sum payment; and

•	to pay to the NEO any unreimbursed reasonable business expenses incurred by the NEO on our behalf in the form of a lump sum payment.

The following table quantifies amounts that would have been paid pursuant to the employment agreements for each of our NEOs assuming a termination took place on December 31, 2017, assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2017 and assuming such termination was a termination without cause or by the NEO for good reason not following a change in control.

Name	Base Salary	Annual Bonus	Severance Multiple	Benefits	Total
K. Earl Reynolds	$572,858	$505,449	1.5	$18,130	$1,644,656
Joseph O. Evans	448,914	326,809	1.0	18,319	803,201
James M. Miller	391,540	249,411	1.0	28,132	683,149
Jeff Smail	300,000	157,500	1.0	18,090	484,635
Mark A. Fischer (1)	830,305	—	2.5	—	2,075,763

(1)	On January 5, 2017, Mr. Mark A. Fischer retired as an employee of the Company and resigned from the Board pursuant to the provisions under a retirement agreement and general release. See “Principal Executive Officer’s Retirement Agreement” below.

Payments Made Upon Termination Without Cause or by the NEO for Good Reason Following a Change in Control

If at any time within two years after a change in control (“CiC”), the NEO’s employment is terminated without cause or by the NEO for good reason, we will be obligated:

•	to pay to the NEO an amount equal to the CiC severance multiple, as specified in the NEO’s employment agreement, times the sum of (x) the NEO’s base salary in effect on the date of termination plus (y) the annual bonus granted to the NEO for the fiscal year immediately on or preceding the date of termination, payable in the form of a salary continuation for a period of months equal to the product of 12 times the CiC Multiple, or in the form of a lump sum payment if the CiC occurs as a result of the sale or other disposition of all or substantially all of the Company’s assets;

•	subject to certain limitations, to provide the Termination Wellness Benefits;

•	to pay to the NEO any earned but unpaid base salary, annual bonus from prior years and vacation pay in the form of a lump sum payment; and

•	to pay to the NEO any unreimbursed reasonable business expenses incurred by the NEO on our behalf in the form of a lump sum payment.

In addition to the payments above, if at any time within one year after a CiC, the NEO’s employment is terminated without cause or by the NEO for good reason, we will be obligated to lift all remaining restrictions on the restricted stock awards granted thus far under the 2017 MIP.

The following table quantifies amounts that would have been paid pursuant to the employment agreements for each of our NEOs assuming a termination took place on December 31, 2017, assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2017 and assuming such termination was a termination without cause or by the NEO for good reason following a CiC. Mr. Fischer has not been included in the table below because he was no longer serving as NEO of the Company at the end of the last completed fiscal year. See “Principal Executive Officer’s Retirement Agreement” for information regarding Mr. Fischer’s severance arrangement.

Name	Base Salary	Annual Bonus	Severance Multiple	Benefits	Equity Grants (1)	Total
K. Earl Reynolds	$572,858	$505,449	2.25	$18,130	$11,240,881	$13,694,267
Joseph O. Evans	448,914	326,809	1.5	18,319	4,883,978	6,075,041
James M. Miller	391,540	249,411	1.5	28,132	4,883,978	5,887,603
Jeff Smail	300,000	157,500	1.0	18,090	2,674,577	3,159,212

(1)	Amounts represent the fair value as of December 31, 2017, of unvested restricted shares that would accelerate vest upon termination.

Payments Made Upon Termination for Cause or by the NEO Without Good Reason

In the event an NEO is terminated for cause, or the NEO resigns without good reason, we have no further obligations to the NEO other than a lump sum payment of the following amounts:

•	any earned but unpaid base salary, annual bonus from prior years and vacation pay; and

•	unreimbursed reasonable business expenses incurred by the NEO on our behalf, so long as the NEO was not fired for cause due to his misappropriation of Company funds. No amounts would have been paid pursuant to the employment agreements for each of our NEOs assuming a termination for cause or by the NEO without good reason took place on December 31, 2017, and assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2017.

Payments Made Upon Death or Disability

In the event of an NEO’s death or disability, we will be obligated to pay to the NEO:

•	any earned but unpaid base salary, annual bonus from prior years and vacation pay;

•	unreimbursed reasonable business expenses incurred by the NEO on our behalf; and

•	a pro rata share of the annual bonus for the fiscal year in which the termination of employment occurs.

Assuming all accrued compensation or reimbursable expenses had been paid on December 31, 2017, the only amounts that would have been payable pursuant to the employment agreements for each of our NEOs assuming an event of death or disability took place on December 31, 2017, would be their 2017 annual bonus equal to the amounts disclosed in the Summary Compensation Table above.

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

Other Payments Made Upon Termination, Retirement, Death or Disability

Except for terminations without cause or for good reason subsequent to a change in control, as discussed above, the 2017 MIP does not require accelerated vesting provisions in the event of termination of an NEO’s employment for any other reason.

Regardless of the manner in which an NEO’s employment is terminated, he is entitled to receive amounts earned during his term of employment, including unused vacation pay and bonuses earned but not yet paid under the AIM program.

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

For a period of twenty-four (24) months after his retirement, Mr. Fischer will be subject to non-solicitation restrictions and non-competition restrictions as set forth in the Retirement Agreement. Mr. Fischer will also be subject to confidentiality restrictions as set forth in the Retirement Agreement. The Retirement Agreement also contains other customary provisions, some incorporated by reference from Mr. Fischer’s employment agreement.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing disclosure regarding the annual total compensation of K. Earl Reynolds, our Chief Executive Officer as of December 1, 2017 (the date used to identify our median employee), to the annual total compensation of our median employee. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. Due to estimates, assumptions, adjustments and statistical sampling permitted under the rules, pay ratio disclosures may involve a degree of imprecision and may not be consistent with the methodologies incorporated by other companies.

As of December 1, 2017, our employee population, excluding Mr. Reynolds, consisted of 217 individuals. We identified the median employee by adding together the following compensation measures for each employee:

•	Annualized salary as of December 1, 2017;

•	2017 AIM awards assuming 100% payout; and

•	Long term cash incentive awards granted in 2017.

After identifying the median employee, we calculated the total annual compensation for such employee using the same methodology we use for our NEOs as set forth in the Summary Compensation Table, above.

For 2017:

•	the annual total compensation for Mr. Reynolds was $11,622,278; and

•	the annual total compensation for our median employee was $106,875.

Based on this information, the ratio of our CEO’s annual total compensation to our median employee’s annual total compensation for 2017 was approximately 109 to 1.

Mr. Reynolds’ annual total compensation of $11,622,278 includes an equity award with an aggregate grant date fair value of $10,522,080, as disclosed in the Summary Compensation table, above. The award vests in one-third increments each year over a three-year period and since the award was front-loaded, no additional grants are anticipated during the vesting period. Utilizing only one-third of the aggregate grant date fair value of the award to determine Mr. Reynolds’ annual total compensation would have resulted in a pay ratio of approximately 43 to 1.

Director Compensation

Members of our former Board did not receive compensation for their services as members of the Board in 2016 and through the Effective Date. We did, however, reimburse our directors for all reasonable out-of-pocket costs and expenses incurred by them in connection with their service as a director.

Following our emergence from bankruptcy, our current Board adopted a new cash compensation plan for non-employee directors consisting of:

•	an annual cash retainer of $100,000 to any non-employee Chairman of the Board, payable quarterly in arrears and pro-rated for any periods of partial service;

•	an annual cash retainer of $65,000 to each non-employee director (other than the Chairman of the Board), payable quarterly in arrears and pro-rated for any periods of partial service; and

•	an additional annual cash retainer of $20,000, $15,000 and $12,500 for the Chairman of the Audit, Compensation, and Nomination & Governance Committees, respectively, payable quarterly in arrears and pro-rated for any periods of partial service.

We will continue to reimburse all of our directors for all reasonable out-of-pocket costs and expenses incurred by them in connection with their service as a director.

The Board has approved an equity component of compensation for non-employee directors comprised of restricted stock awards.

The following table discloses compensation awarded to our Board in 2017:

Name	Cash fees earned	Stock Awards (1)	Total
Robert F. Heinemann	$100,000	$489,822	$589,822
Douglas E. Brooks	80,000	363,547	443,547
Matthew D. Cabell	65,000	363,547	428,547
Samuel Langford	65,000	363,547	428,547
Kenneth W. Moore	77,500	363,547	441,047
Gysle Shellum	85,000	363,547	448,547

(1)	The values shown are the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For Messrs. Brooks, Cabell, Langford, Moore and Shellum, the dollar amounts above represent restricted stock awards of 18,132 shares each while the dollar amount for Mr. Heinemann represents and award of 24,430 shares. The shares vest in one-third increments annually.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information, as of April 17, 2018, beneficial ownership of our outstanding shares of common stock by (i) our directors, (ii) the executive officers named in the Summary Compensation Table, (iii) all of our directors and executive officers as a group and (iv) all persons known by us to own beneficially more than 5% of our outstanding common stock.

	Beneficial ownership (1)				% of Total
Name	Number	Class	% of Class		Outstanding (2)
Directors and Executive Officers
K. Earl Reynolds (3)	524,792 —	A B	1.36 —%		1.13%
Joseph O. Evans (3)	228,013 —	A B	* —		*
James M. Miller (3)	228,013 —	A B	* —		*
Robert F. Heinemann (3)	24,430 —	A B	* —		*
Mark Ver Hoeve (3)	55,000 —	A B	* —		*
Jeff Smail (3)	124,864 —	A B	* —		*
Douglas E. Brooks (3)	18,132 —	A B	* —		*
Matthew D. Cabell (3)	18,132 —	A B	* —		*
Samuel Langford (3)	18,132 —	A B	* —		*
Kenneth W. Moore (3)	18,132 —	A B	* —		*
Gysle Shellum (3)	18,132 —	A B	* —		*
All executive officers and directors as a group (11 persons) (3)	1,275,772 —	A B	3.30 —%		2.74%
Strategic Value Partners, LLC (4) 100 West Putnam Avenue Greenwich, CT 06830	5,347,820 837,141	A B	13.84 10.64	% %	13.30%
Silver Point Capital, L.P. (5)	3,396,661	A	8.79%
Two Greenwich Plaza, First Floor Greenwich, CT 06830	706,333	B	8.97%		8.82%
Contrarian Capital Management, LLC (6)	2,983,604	A	7.72%
411 West Putnam Avenue, Suite 425 Greenwich, Connecticut 06830	574,779	B	7.30%		7.65%
Lord, Abbett & Co. LLC (7)	2,438,165	A	6.31%
90 Hudson Street Jersey City, New Jersey 07302	532,429	B	6.76%		6.39%
PPM America, Inc. (8)	2,087,058	A	5.40%
225 W Wacker Drive, Suite 1200 Chicago, IL 60606	435,558	B	5.53%		5.43%

*	Less than one percent.

(1)	Unless otherwise indicated, all shares of stock are held directly with sole voting and investment power.
(2)	Based on 46,498,127 shares of our common stock (38,626,615 shares of Class A and 7,871,512 shares of Class B) issued and outstanding as of April 17, 2018.
(3)	The address of directors and officers is in care of Chaparral Energy, Inc., 701 Cedar Lake Boulevard, Oklahoma City, Oklahoma 73114.
(4)	Strategic Value Partners, LLC serves as (i) the investment manager of Strategic Value Master Fund, Ltd. and (ii) managing member of each of (A) SVP Special Situations III LLC, who is the investment manager of Strategic Value Special Situations Master Fund III, L.P.; (B) SVP Special Situations IV LLC, who is the investment manager of Strategic Value Special Situations Master Fund IV, L.P.; and (C) SVP Special Situations III-A LLC who is the investment manager of Strategic Value Opportunities Fund, L.P. Victor Khosla is the indirect majority owner and control person of Strategic Value Partners, LLC.
(5)	Silver Point Capital, L.P. serves as investment manager to Silver Point Capital Fund, L.P. and Silver Point Capital Offshore Master Fund, L.P., and by reason of such status, may be deemed to be the beneficial owner of the securities held by these holders of our common stock. Silver Point Capital Management, LLC is the general partner of Silver Point Capital, L.P. and as a result, may be deemed to be the beneficial owner of the securities held by the foregoing stockholders. Edward A. Mule and Robert J. O’Shea are each members of Silver Point Capital Management, LLC and as a result, may be deemed to be the beneficial owner of the securities held by the foregoing stockholders, and exercise voting and investment control over the securities.
(6)	Contrarian Capital Management, L.L.C. serves as Investment Manager to each of the following holders of shares of our common stock, and by reason of such status, may be deemed to be the beneficial owner of the securities held by these stockholders: CCM Pension-A, L.L.C., CCM Pension-B, L.L.C., Contrarian Advantage-B, LP, Contrarian Capital Fund I, L.P., Contrarian Capital Senior Secured, L.P., Contrarian Capital Trade Claims, L.P., Contrarian Centre Street Partnership, L.P., Contrarian Dome du Gouter Master Fund, LP, Contrarian Opportunity Fund, L.P and Contrarian Distressed Equity Fund, L.P. Jon R. Bauer, managing member of Contrarian Capital Management, L.L.C., has voting and investment control over the securities.
(7)	Lord, Abbett & Co, LLC serves as investment advisor to the following holders of shares of our common stock: Lord Abbett Bond-Debenture Fund, Inc., Lord Abbett Investment Trust—Lord Abbett High Yield Fund, Lord Abbett Investment Trust—Lord Abbett Income Fund, Lord Abbett Investment Trust—Lord Abbett Short Duration Income Fund, Lord Abbett Passport Portfolios plc—Lord Abbett High Yield Fund, Lord Abbett Passport Portfolios plc—Lord Abbett Multi-Sector Income Fund, Lord Abbett Series Fund, Inc.—Bond Debenture Portfolio and Lord Abbett High Yield Trust. Steven F. Rocco, partner and portfolio manager of Lord, Abbett & Co. LLC, exercises voting and investment control over the securities owned by Lord Abbett Bond-Debenture Fund, Inc., Lord Abbett Investment Trust—Lord Abbett High Yield Fund, Lord Abbett Passport Portfolios plc—Lord Abbett High Yield Fund, Lord Abbett Passport Portfolios plc—Lord Abbett Multi-Sector Income Fund, Lord Abbett Series Fund, Inc.—Bond Debenture Portfolio and Lord Abbett High Yield Trust. Andrew H. O’Brian, partner and portfolio manager of Lord, Abbett & Co. LLC, exercises voting and investment control over the securities owned by Lord Abbett Investment Trust—Lord Abbett Income Fund and Lord Abbett Investment Trust—Lord Abbett Short Duration Income Fund.
(8)	PPM America, Inc. serves as attorney in fact for the following holders of shares of our common stock: Jackson National Life Insurance Company, Jackson National Life Insurance Company of New York, Eastspring Investments – U.S. Strategic Income Bond Fund, Eastspring Investments – U.S. High Yield Bond Fund, JNL/PPM America Long Short Credit Fund, JNL/PPM America Strategic Income Fund, JNL/PPM America High Yield Bond Fund, a series of JNL Series Trust, and The Prudential Assurance Company Limited on behalf of certain sub accounts. Joel Klein, Executive Vice President of PPM America Inc., exercises voting and investment control over these securities as the attorney-in-fact for the foregoing holders of our common stock.

Securities Presently Authorized for Issuance under our 2017 MIP

The following table provides information for all equity compensation plans as of April 30, 2018, under which our equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	—	—	1,872,847

Total	—	—	1,872,847

(1)	Shares related to future grants that are terminated, canceled, expire unexercised, or settled in such manner that all or some of the shares are not issued to a participant or are surrendered unvested shall immediately become available for future issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Payments to our Founder, Chief Executive Officer and former Chairman

See “Principal Executive Officer’s Retirement Agreement” in Item 11. Executive Compensation for a discussion of payments made to Mr. Mark A. Fischer upon his retirement as an employee of the Company and resignation from the Board.

Prior Stockholders Agreement

On April 12, 2010, CCMP Capital Investors II (AV-2), L.P., CCMP Energy I LTD., CCMP Capital Investors (Cayman) II, L.P. CHK Energy Holdings, Altoma Energy GP, Fischer Investments, L.L.C. and the Company entered into a Stockholders Agreement (the “Prior Stockholders Agreement”). The Prior Stockholders Agreement provided for certain general rights and restrictions, including board observer rights, informational rights, general restrictions on transfer of common stock, tag-along rights, preemptive rights, registration rights following a Qualified IPO (as defined in the Prior Stockholders Agreement) and, subject to certain limited exceptions, prohibitions on the sale or acquisition of our common stock that would result in a change of control, as such term was defined under our indentures for our senior notes. In connection with the January 13, 2014 sale of our stock owned by CHK Energy Holdings to Healthcare of Ontario Pension Plan Trust Fund, the Prior Stockholders Agreement was amended and restated to provide certain stockholder-specific rights and restrictions. Pursuant to our Reorganization Plan, upon our emergence from Chapter 11 bankruptcy on March 21, 2017, the Prior Stockholders Agreement was cancelled.

Stockholders Agreement

On the Effective Date pursuant to the Reorganization Plan, the Company entered into a new Stockholders Agreement (as may be amended from time to time, the “Stockholders Agreement”) with the holders of its common stock named therein to provide for certain general rights and restrictions for holders of common stock. The Stockholders Agreement provides for certain general rights and restrictions, including general restrictions, including:

•	restrictions on the authority of the Board to take certain actions, including but not limited to entering into (i) a merger, consolidation, or sale of all or substantially all of the Company’s assets; (ii) an acquisition outside the ordinary course of business or exceeding $125,000,000; (iii) any issuance of preferred stock or other capital stock of the Company senior to the Company common stock; (iv) an amendment, waiver or modification of the certificate of incorporation or bylaws of the Company; (v) an incurrence of new indebtedness that would result in the aggregate indebtedness of the Company exceeding $650,000,000; and (vi) with certain exceptions, an initial public offering on or prior to December 15, 2018, in each case without the approval of holders of at least two-thirds of the Company’s outstanding common stock;

•	restrictions on the authority of the Board to enter into or terminate affiliate transactions without the approval of a majority of disinterested members of the Board;

•	pre-emptive rights granted to holders of at least 0.5% of the Company’s outstanding common stock, allowing those holders to purchase their pro rata share of any issuances or distributions of new securities by the Company;

•	information rights and inspection rights;

•	registration rights as described in the Registration Rights Agreement below; and

•	drag along and tag along rights.

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

The rights and preferences of each stockholder under the Stockholders Agreement will generally terminate on the earliest of (i) the unanimous written consent of all stockholders of the Company who are parties to the Stockholders Agreement to terminate the Stockholders Agreement; (ii) the dissolution, liquidation or winding up of the Company; and (iii) the listing of the Company’s common stock on a U.S. national securities exchange registered with the SEC (whether in connection with an initial public offering or otherwise).

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

Indemnification Agreements

We have indemnification agreements with Mark A. Fischer, K. Earl Reynolds, Joseph O. Evans, James M. Miller, Charles A. Fischer, Jr., Christopher Behrens and Will Jaudes. In addition, subsequent to the Effective Date, we entered into indemnification agreements with each of Messrs. Heinemann, Brooks, Cabell, Langford, Moore and Shellum. These indemnification agreements are intended to permit indemnification to the fullest extent now or hereafter permitted by the Delaware General Corporation Law. It is possible that the applicable law could change the degree to which indemnification is expressly permitted.

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

We are not obligated to indemnify the indemnitee with respect to claims brought by the indemnitee against us, except for:

•	claims regarding the indemnitee’s rights under the indemnification agreement;

•	claims to enforce a right to indemnification under any statute or law; and

•	counter-claims against us in a proceeding brought by us against the indemnitee or any other person, except for claims approved by our Board.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditor and Fees

Grant Thornton LLP, our independent registered public accounting firm, audited our consolidated financial statements for fiscal year 2017. Grant Thornton LLP has billed us and our subsidiaries fees as set forth in the table below for (i) the audits of our 2017 and 2016 annual financial statements, reviews of quarterly financial statements, and other documents filed with the SEC and (ii) assurance and other services reasonably related to the audit or review of our financial statements.

	Audit Fees	Audit- Related Fees (1)
Fiscal year 2017 (2)	$660,935	$256,060
Fiscal year 2016 (2)	$528,550	$82,988

(1)	Audit related fees in 2017 were primarily related to procedures performed on our bankruptcy and fresh start accounting disclosures and certain registration statements. Audit related fees in 2016 were primarily related to procedures performed on our bankruptcy disclosures.
(2)	There were no fees billed in 2017 or 2016 that would constitute “Tax Fees” or “All Other Fees.”

Pre-Approval Policies and Procedures

We currently have three Board committees: Audit, Compensation and Nomination & Governance. Our Board has adopted policies regarding the pre-approval of auditor services. Specifically, the Board approves all services provided by the independent public accountants at its annual March meeting. All additional services must be pre-approved on a case-by-case basis. Our Board reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled board meetings. All of the services provided by Grant Thornton LLP during fiscal year 2017 were approved by the Board.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

(1)	Financial Statements.

See Index to Financial Statements appearing on page 77 of the Original Report.

(2)	Financial Statement Schedules.

None.

(3)	Exhibits.

Exhibit No.	Description

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPARRAL ENERGY, INC.

By:	/s/ K. Earl Reynolds
Name:	K. Earl Reynolds
Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert F. Heinemann Robert F. Heinemann	Chairman of the Board	April 30, 2018

/s/ K. Earl Reynolds K. Earl Reynolds	Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2018

/s/ Joseph O. Evans Joseph O. Evans	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	April 30, 2018

/s/ Douglas E. Brooks Douglas E. Brooks	Director	April 30, 2018

/s/ Matthew D. Cabell Matthew D. Cabell	Director	April 30, 2018

/s/ Samuel Langford Samuel Langford	Director	April 30, 2018

/s/ Kenneth W. Moore Kenneth W. Moore	Director	April 30, 2018

/s/ Gysle Shellum Gysle Shellum	Director	April 30, 2018

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy, or other proxy soliciting material has been sent to the registrant’s security holders. The registrant undertakes to furnish to the Securities and Exchange Commission any annual report or proxy material which it delivers to security holders in connection with an annual meeting.