Form 10-Q
period 2018-03-31
Chaparral Energy, Inc.
filed 2018-05-10
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of shares outstanding of each of the issuer’s classes of common stock as of May 9, 2018:

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

These forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In addition to the risk factors described in Part II, Item 1A. Risk Factors, of this report and Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2017, the factors include:

•	the ability to operate our business following emergence from bankruptcy;
•	worldwide supply of and demand for oil and natural gas;
•	volatility and declines in oil and natural gas prices;
•	drilling plans (including scheduled and budgeted wells);
•	our new capital structure and the adoption of fresh start accounting, including the risk that assumptions and factors used in estimating enterprise value vary significantly from current values;
•	the number, timing or results of any wells;
•	changes in wells operated and in reserve estimates;
•	future growth and expansion;
•	future exploration;
•	integration of existing and new technologies into operations;
•	future capital expenditures (or funding thereof) and working capital;
•	availability and cost of equipment

•	risks related to the concentration of our operations in the mid-continent geographic area;
•	borrowings and capital resources and liquidity;
•	changes in strategy and business discipline, including our post-emergence business strategy;
•	future tax matters;
•	legislation and regulatory initiatives
•	any loss of key personnel;
•	geopolitical events affecting oil and natural gas prices;
•	outcome, effects or timing of legal proceedings;
•	the effect of litigation and contingencies;
•	environmental litigation
•	the ability to generate additional prospects; and
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

CO2	Carbon dioxide.

Dry well or dry hole	An exploratory, development or extension well that proves to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

Enhanced oil recovery (EOR)	The use of any improved recovery method, including injection of CO2 or polymer, to remove additional oil after Secondary Recovery.

EOR Areas	Areas where we previously injected and/or recycle CO2 as a means of oil recovery which were divested in November 2017.

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets

(Unaudited)

(dollars in thousands, except share data)	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$12,189	$27,732
Accounts receivable, net	70,495	60,363
Inventories, net	7,463	5,138
Prepaid expenses	2,898	2,661
Total current assets	93,045	95,894
Property and equipment, net	49,004	50,641
Oil and natural gas properties, using the full cost method:
Proved	668,184	634,294
Unevaluated (excluded from the amortization base)	550,082	482,239
Accumulated depreciation, depletion, amortization and impairment	(142,107)	(124,180)
Total oil and natural gas properties	1,076,159	992,353
Other assets	361	418
Total assets	$1,218,569	$1,139,306
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$72,317	$75,414
Accrued payroll and benefits payable	7,131	11,276
Accrued interest payable	576	187
Revenue distribution payable	20,118	17,966
Long-term debt and capital leases, classified as current	3,306	3,273
Derivative instruments	10,548	8,959
Total current liabilities	113,996	117,075
Long-term debt and capital leases, less current maturities	219,842	141,386
Derivative instruments	14,835	4,167
Deferred compensation	813	696
Asset retirement obligations	33,601	33,216
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $0.01 par value, 180,000,000 shares authorized and 38,872,480 issued and 38,808,561 outstanding at March 31, 2018 and 38,956,250 shares issued and outstanding at December 31, 2017	388	389
Class B Common stock, $0.01 par value, 20,000,000 shares authorized and 7,871,512 shares issued and outstanding at March 31, 2018 and December 31, 2017	79	79
Additional paid in capital	966,781	961,200
Treasury stock, at cost, 63,919 shares as of March 31, 2018	(1,422)	—
Accumulated deficit	(130,344)	(118,902)
Total stockholders' equity	835,482	842,766
Total liabilities and stockholders' equity	$1,218,569	$1,139,306

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of operations

(Unaudited)

	Successor		Predecessor
		Period from	Period from
	Three months	March 22, 2017	January 1, 2017
	ended	through	through
(in thousands, except share and per share data)	March 31, 2018	March 31, 2017	March 21, 2017
Revenues:
Net commodity sales	57,889	7,808	66,531
Sublease revenue	1,198	—	—
Total revenues	59,087	7,808	66,531
Costs and expenses:
Lease operating	14,543	4,259	19,941
Transportation and processing	—	361	2,034
Production taxes	2,677	316	2,417
Depreciation, depletion and amortization	21,106	3,414	24,915
General and administrative	11,507	5,744	6,843
Cost reduction initiatives	—	6	629
Other	828	—	—
Total costs and expenses	50,661	14,100	56,779
Operating income (loss)	8,426	(6,292)	9,752
Non-operating (expense) income:
Interest expense	(1,371)	(650)	(5,862)
Derivative (losses) gains	(16,501)	(12,115)	48,006
(Loss) gain on sale of assets	(1,044)	—	206
Other income (expense), net	85	(5)	1,167
Net non-operating (expense) income	(18,831)	(12,770)	43,517
Reorganization items, net	(1,037)	(620)	988,727
(Loss) income before income taxes	(11,442)	(19,682)	1,041,996
Income tax expense	—	1	37
Net (loss) income	$(11,442)	$(19,683)	$1,041,959
Earnings per share:
Basic for Class A and Class B	$(0.25)	*	*
Diluted for Class A and Class B	$(0.25)	*	*
Weighted average shares used to compute earnings per share:
Basic for Class A and Class B	45,143,297	*	*
Diluted for Class A and Class B	45,143,297	*	*

 ____________________________________________________________

* Item not disclosed. See “Note 2—Earnings per share.”

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of stockholders’ equity

(Unaudited)

	Common stock
(dollars in thousands)	Shares outstanding	Amount	Additional paid in capital	Treasury stock	Accumulated deficit	Total
Balance at December 31, 2017	46,827,762	$468	$961,200	$—	$(118,902)	$842,766
Stock-based compensation	—	—	5,581	—	—	5,581
Restricted stock forfeited	(83,770)	(1)	—	—	—	(1)
Repurchase of common stock	(63,919)	—	—	(1,422)	—	(1,422)
Net loss	—	—	—	—	(11,442)	(11,442)
Balance at March 31, 2018	46,680,073	$467	$966,781	$(1,422)	$(130,344)	$835,482

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows

(Unaudited)

	Successor		Predecessor
		Period from	Period from
	Three months	March 22, 2017	January 1, 2017
	ended	through	through
(in thousands)	March 31, 2018	March 31, 2017	March 21, 2017
Cash flows from operating activities
Net (loss) income	$(11,442)	$(19,683)	$1,041,959
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Non-cash reorganization items	—	—	(1,012,090)
Depreciation, depletion and amortization	21,106	3,414	24,915
Derivative losses (gains)	16,501	12,115	(48,006)
Loss (gain) on sale of assets	1,044	—	(206)
Other	1,630	1,012	645
Change in assets and liabilities
Accounts receivable	(12,140)	(3,577)	198
Inventories	(3,168)	38	466
Prepaid expenses and other assets	(179)	180	(497)
Accounts payable and accrued liabilities	(9,828)	(3,423)	8,733
Revenue distribution payable	2,151	1,510	(1,875)
Deferred compensation	4,701	13	143
Net cash provided by (used in) operating activities	10,376	(8,401)	14,385
Cash flows from investing activities
Expenditures for property, plant, and equipment and oil and natural gas properties	(99,941)	(5,832)	(31,179)
Proceeds from asset dispositions	73	—	1,884
(Payments) proceeds from derivative instruments	(4,244)	1,692	1,285
Net cash used in investing activities	(104,112)	(4,140)	(28,010)
Cash flows from financing activities
Proceeds from long-term debt	79,000	—	270,000
Repayment of long-term debt	(146)	(19)	(444,785)
Proceeds from rights offering, net	—	—	50,031
Principal payments under capital lease obligations	(661)	(69)	(568)
Payment of other financing fees	—	—	(2,410)
Net cash provided by (used in) financing activities	78,193	(88)	(127,732)
Net decrease in cash, cash equivalents, and restricted cash	(15,543)	(12,629)	(141,357)
Cash, cash equivalents, and restricted cash at beginning of period	27,732	45,123	186,480
Cash, cash equivalents, and restricted cash at end of period	$12,189	$32,494	$45,123

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited)

(dollars in thousands, except per share amounts)

Note 1: Nature of operations and summary of significant accounting policies

Nature of operations

Chaparral Energy, Inc. and its subsidiaries (collectively, “we”, “our”, “us”, or the “Company”) are involved in the acquisition, exploration, development, production and operation of oil and natural gas properties. Our properties are located primarily in Oklahoma and our commodity products include crude oil, natural gas and natural gas liquids.

Reorganization, fresh start accounting and comparability of financial statements to prior periods

On May 9, 2016, the Company and ten of its subsidiaries filed voluntary petitions seeking relief under Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) commencing cases for relief under Chapter 11 of the Bankruptcy Code.

On March 10, 2017, the Bankruptcy Court confirmed our Reorganization Plan and on March 21, 2017 (the “Effective Date”), the Reorganization Plan became effective and we emerged from bankruptcy. Upon emergence, all existing equity was cancelled and we issued new common stock to the previous holders of our Senior Notes and certain general unsecured creditors whose claims were impaired as a result of our bankruptcy, as well as to certain other parties as set forth in the Reorganization Plan, including to parties participating in a rights offering.

Additionally, upon emergence we qualified for and applied fresh start accounting to our financial statements in accordance with the provisions set forth in FASB Accounting Standards Codification (ASC) 852: Reorganizations, as (i) the holders of existing voting shares of the Company prior to its emergence received less than 50% of the voting shares of the Company outstanding following its emergence from bankruptcy and (ii) the reorganization value of our assets immediately prior to confirmation of the Reorganization Plan was less than the post-petition liabilities and allowed claims.

As a result of the application of fresh start accounting, as well as the effects of the implementation of the Reorganization Plan, the Company’s consolidated financial statements after March 21, 2017, are not comparable with the consolidated financial statements prior to that date. To facilitate our financial statement presentations, we refer to the post-emergence reorganized company in these consolidated financial statements and footnotes as the “Successor” for periods subsequent to March 21, 2017, and to the pre-emergence company as “Predecessor” for periods prior to and including March 21, 2017.

Interim financial statements

The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC and do not include all of the financial information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements and the notes thereto should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.

The financial information as of March 31, 2018 (Successor), and for the three months ended March 31, 2018 (Successor), and the periods of March 22, 2017, through March 31, 2017 (Successor), and January 1, 2017, through March 21, 2017 (Predecessor), is unaudited. The financial information as of December 31, 2017, has been derived from the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017. In management’s opinion, such information contains all adjustments considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three months ended March 31, 2018 (Successor) are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2018.

Certain reclassifications have been made to prior period financial statements to conform to current period presentation. The reclassifications had no effect on our previously reported results of operations.

Cash and cash equivalents

We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of March 31, 2018, cash with a recorded balance totaling approximately $10,330 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

Accounts receivable

We have receivables from joint interest owners and oil and natural gas purchasers which are generally uncollateralized. Accounts receivable consisted of the following:

	March 31,	December 31,
	2018	2017
Joint interests	$37,339	$29,032
Accrued commodity sales	30,761	26,516
Derivative settlements	10	157
Other	3,008	5,326
Allowance for doubtful accounts	(623)	(668)
	$70,495	$60,363

Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2018	2017
Equipment inventory	$6,440	$4,163
Commodities	1,202	1,154
Inventory valuation allowance	(179)	(179)
	$7,463	$5,138

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

In the past, the costs associated with unevaluated properties typically related to acquisition costs of unproved acreage. As a result of the application of fresh start accounting in the first quarter of 2017, a substantial portion of the carrying value of our unevaluated properties are the result of a fair value increase to reflect the value of our acreage in our STACK play.

The costs of unevaluated oil and natural gas properties consisted of the following:

	March 31,	December 31,
	2018	2017
Leasehold acreage	$527,450	$466,711
Capitalized interest	3,655	2,134
Wells and facilities in progress of completion	18,977	13,394
Total unevaluated oil and natural gas properties excluded from amortization	$550,082	$482,239

Ceiling Test. In accordance with the full cost method of accounting, the net capitalized costs of oil and natural gas properties are not to exceed their related PV-10 value, net of tax considerations, plus the cost of unproved properties not being amortized.

Our estimates of oil and natural gas reserves as of March 31, 2018, and the related PV-10 value, were prepared using an average price for oil and natural gas on the first day of each month for the prior twelve months as required by the SEC.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

Producer imbalances. We account for natural gas production imbalances using the sales method, whereby we recognize revenue on all natural gas sold to our customers regardless of our proportionate working interest in a well. Liabilities are recorded for imbalances greater than our proportionate share of remaining estimated natural gas reserves. Our aggregate imbalance positions at March 31, 2018, and December 31, 2017, were immaterial.

Income taxes

In December 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Act”), making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate of 21%, additional limitations on executive compensation, and limitations on the deductibility of interest.  The FASB issued Accounting Standards Update (“ASU”) 2018-05, Income Taxes (Topic 740): "Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 118" to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act.

As of March 31, 2018, we had not completed our accounting with regard to Section 162(m) provisions under the Act, and anticipate completing our analysis prior to filing our 2017 tax return in the third quarter of 2018, which is within the one year measurement period required under SAB 118. As such, we have not made an adjustment to the provisional tax benefit recorded under SAB 118 at December 31, 2017. We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing.

Despite the Company’s net loss for the quarter ended March 31, 2018 we did not record any net deferred tax benefit for the quarter ended March 31, 2018, as any deferred tax asset arising from the benefit is reduced by a valuation allowance as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

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

The benefit of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the consolidated financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. Interest and penalties, if any, related to uncertain tax positions would be recorded in interest expense and other expense, respectively. There were no uncertain tax positions at March 31, 2018, or December 31, 2017.

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

Loss on asset sale.

In November 2017, we closed on the sale of our EOR assets. In conjunction with this divestiture, we recorded a loss on sale of $25,163 during the fourth quarter of 2017, which was computed based on preliminary closing estimates. As a result of the final closing adjustments on the sale, we recorded an additional loss of $1,064 during the first quarter of 2018.

Other

Other includes certain expenses related to our restructuring and subleasing activities.

Restructuring. We incurred exit costs in conjunction with our EOR asset divestiture, which are predominantly comprised of one-time severance and termination benefits for the affected employees. During the three months ended March 31, 2018, we recorded $425 of expense as a result of termination benefits for the final slate of employees terminated as a result of the divestiture.

Subleases. Prior to the sale of our EOR assets in November 2017, we utilized CO2 compressors that were considered integral to our EOR operations and were leased under six lease agreements from U.S. Bank.  In conjunction with the sale, we continued to lease the compressors, but executed sublease agreements with the purchaser of our EOR assets (the “Sublessee”). Minimum payments under the subleases are equal to the original leases and hence we did not record any losses upon initiation of the subleases. Of the original lease agreements, three are classified as capital leases while the remaining three are classified as operating leases. Prior to the asset sale, the capital leases were included in our full cost amortization base and hence subject to amortization on a units-of-production basis, while also incurring interest expense. The payments under our operating leases were previously recorded as “Lease operating expense” in our statement of operations. All the subleases have been classified as operating leases from a lessor’s standpoint. Subsequent to the execution of the subleases, all payments received from the Sublessee are reflected as revenues on our statement of operations. Payments we make to U.S. Bank on the original operating leases, which were $403 for the three months ended March 31, 2018, are reflected in “Other” on our statement of operations. With respect to the capital leases, we have reclassified the amount associated with these leases from the full cost amortization base to plant, property and equipment on our balance sheet and are amortizing the asset on a straight line basis prospectively. We will continue incurring interest expense on the capital leases. Our sublease revenue is not within the scope of the new revenue recognition guidance discussed below.

Joint Venture

On September 25, 2017, we entered into a joint development agreement (“JDA”) with BCE Roadrunner LLC, a wholly-owned subsidiary of Bayou City Energy Management, LLC (“BCE”), pursuant to which BCE will fund 100 percent of our drilling, completion and equipping costs associated with 30 joint venture STACK wells, subject to average well cost caps that vary by well-type across location and targeted formations, approximately between $3,400 and $4,000 per gross well. The JDA wells, which will be drilled and operated by us, include 17 wells in Canadian County and 13 wells in Garfield County. The JDA provides us with a means to accelerate the delineation of our position within our Garfield and Canadian County acreage, realizing further efficiencies and holding additional acreage by production, and potentially adding reserves. In exchange for funding, BCE will receive wellbore-only interest in each well totaling an 85% carve-out working interest from our original working interest (and we retain 15%) until the program reaches a 14% internal rate of return. Once achieved, ownership interest in all JDA wells will revert such that we will own a 75% working interest and BCE will retain a 25% working interest. We will retain all acreage and reserves outside of the wellbore, with both parties entitled to revenues and paying lease operating expenses based on their working interest.

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

	Successor	Predecessor
	Period from	Period from
	March 22, 2017	January 1, 2017
	through	through
	March 31, 2017	March 21, 2017
One-time severance and termination benefits	$1	$608
Professional fees	5	21
Total cost reduction initiatives expense	$6	$629

Reorganization items

Reorganization items reflect, where applicable, expenses, gains and losses incurred that are incremental and a direct result of the reorganization of the business. As a result of our emergence from bankruptcy, we have also recorded gains on the settlement of liabilities subject to compromise and gains from restating our balance sheet to fair values under fresh start accounting. “Professional fees” in the table below for periods subsequent to the Effective Date are comprised of legal fees for continuing work to resolve outstanding bankruptcy claims and fees to the U.S. Bankruptcy Trustee, which we will continue to incur until our bankruptcy case is closed. Reorganization items are as follows:

	Successor		Predecessor
		Period from	Period from
	Three months	March 22, 2017	January 1, 2017
	ended	through	through
	March 31, 2018	March 31, 2017	March 21, 2017
Loss (gain) on the settlement of liabilities subject to compromise	$48	$—	$(372,093)
Fresh start accounting adjustments	—	—	(641,684)
Professional fees	989	620	18,790
Rejection of employment contracts	—	—	4,573
Write off unamortized issuance costs on Prior Credit Facility	—	—	1,687
Total reorganization items	$1,037	$620	$(988,727)

Recently adopted accounting pronouncements

In May 2014, the FASB issued authoritative guidance that supersedes previous revenue recognition requirements and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Please see “Note 5—Revenue recognition” for our disclosure regarding adoption of this update.

In January 2017, the FASB issued authoritative guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities constitutes a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described under updated revenue recognition guidance. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. We adopted this update effective January 1, 2018, without a material impact to our financial statements. We expect that the new guidance, when applied to the facts and circumstances of a future transaction, may impact the likelihood whether a future transaction would be accounted for as a business combination.

In January 2016, the FASB issued authoritative guidance that amends existing requirements on the classification and measurement of financial instruments. The standard principally affects accounting for equity investments and financial liabilities where the fair value option has been elected. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. We adopted this update effective January 1, 2018, with no material impact to our financial statements or results of operations.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

In August 2016, the FASB issued authoritative guidance which provides clarification on how certain cash receipts and cash payments are presented and classified on the statement of cash flows. This update provides guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years beginning after December 15, 2017, and is required to be adopted using a retrospective approach if practicable. We adopted this update effective January 1, 2018, without a material impact on our financial statements or results of operations.

In November 2016, the FASB issued authoritative guidance requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. We adopted this update effective January 1, 2018, with no material impact to our financial statements or results of operations.

Recently issued accounting pronouncements

In February 2016, the FASB issued authoritative guidance significantly amending the current accounting for leases. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. Furthermore, all leases will fall into one of two categories: (i) a financing lease or (ii) an operating lease. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, a sale will only be recognized if the criteria in the new revenue recognition standard are met. For public business entities, this guidance is effective for fiscal periods beginning after December 15, 2018 and interim periods thereafter, and should be applied using a modified retrospective approach. Early adoption is permitted. Our current operating leases are predominantly comprised of a limited number of leases for CO2 compressors. However, we also enter into contractual arrangements relating to rights of ways or surface use that are typical of upstream oil and gas operations. We are currently assessing whether such arrangements are included in the new guidance, especially in light of a guidance update issued in January 2018 which provides a practical expedient on land easements. The land easement practical expedient allows an entity to continue its legacy accounting policy for land easements that exist or expire before the new standard’s effective date and  which are not accounted for under the current lease standard. We are in the process of evaluating the impact of this guidance on our consolidated financial statements and related disclosures and as contracts are reviewed under the new standard, this analysis could result in an impact to our financial statements; however, that impact is currently not known.

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

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

A reconciliation of the components of basic and diluted EPS is presented below:

Three months
ended
(in thousands, except share and per share data)	March 31, 2018
Numerator for basic and diluted earnings per share
Net loss	$(11,442)
Denominator for basic earnings per share
Weighted average common shares - Basic for Class A and Class B	45,143,297
Denominator for diluted earnings per share
Weighted average common shares - Diluted for Class A and Class B	45,143,297
Earnings per share
Basic for Class A and Class B	$(0.25)
Diluted for Class A and Class B	$(0.25)
Participating securities excluded from earnings per share calculations
Unvested restricted stock awards (2)	1,589,332
Antidilutive securities excluded from earnings per share calculations
Warrants (1)	140,023

________________________________

(1)

The warrants to purchase shares of our Class A common stock are antidilutive due to the exercise price exceeding the average price of our Class A shares for the periods presented and due to the net losses we incurred.

(2)

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

Note 3: Supplemental disclosures to the consolidated statements of cash flows

	Successor		Predecessor
		Period from	Period from
	Three months	March 22, 2017	January 1, 2017
	ended	through	through
	March 31, 2018	March 31, 2017	March 21, 2017
Net cash provided by operating activities included:
Cash payments for interest	$2,206	$2,768	$4,105
Interest capitalized	(1,521)	(54)	(248)
Cash payments for interest, net of amounts capitalized	$685	$2,714	$3,857
Cash payments for reorganization items	$410	$—	$11,405
Non-cash investing activities included:
Asset retirement obligation additions and revisions	$213	$—	$716
Change in accrued oil and gas capital expenditures	$705	$—	$5,387

Note 4: Debt and capital leases

As of the dates indicated, long-term debt and capital leases consisted of the following:

	March 31,	December 31,
	2018	2017
New Credit Facility	$206,100	$127,100
Real estate mortgage note	9,031	9,177
Capital lease obligations	13,699	14,361
Unamortized debt issuance costs	(5,682)	(5,979)
Total debt, net	223,148	144,659
Less current portion	3,306	3,273
Total long-term debt, net	$219,842	$141,386

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

New Credit Facility

The New Credit Facility is a $400,000 facility collateralized by our oil and natural gas properties and is scheduled to mature on December 21, 2022. Availability under our New Credit Facility is subject to a borrowing base based on the value of our oil and natural gas properties and set by the banks semi-annually on May 1 and November 1 of each year. Availability on the New Credit Facility as of March 31, 2018, after taking into account outstanding borrowings and letters of credit on that date, was $78,072.

As of March 31, 2018, our outstanding borrowings were accruing interest at the Adjusted LIBO Rate (as defined in the New Credit Facility), plus the Applicable Margin (as defined in the New Credit Facility), which resulted in a weighted average interest rate of 4.86%.

The New Credit Facility contains financial covenants that require, for each fiscal quarter, we maintain: (1) a Current Ratio (as defined in the New Credit Facility) of no less than 1.00 to 1.00, and (2) a Ratio of Total Debt to EBITDAX (as defined in the New Credit Facility) of no greater than 4.0 to 1.0 calculated on a trailing four-quarter basis. We were in compliance with these financials covenants as of March 31, 2018.

The New Credit Facility contains covenants and events of default customary for oil and natural gas reserve-based lending facilities. Please see “Note 8—Debt” in Item 8 Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of the material provisions of our New Credit Facility.

Effective May 9, 2018, we entered into the First Amendment to the Tenth Restated Credit Agreement, among the Company and its subsidiaries, as borrowers, certain financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the “Amendment”).  The Amendment reaffirmed our borrowing base at the same level of $285,000. In addition, the Amendment provided us with: (i) an increase from $150,000 to $250,000 to the aggregate amount of secured debt allowed, (ii) a waiver on the automatic reduction to the borrowing base calculation for the issuance of up to $300,000 in unsecured debt, (iii) the ability to offset the total debt calculation in the financial covenant calculations by up to $50,000 of unrestricted cash and cash equivalents whenever we do not have outstanding borrowings on the facility, and (iv) permission to make payments on account of the purchase, redemption, retirement, acquisition, cancellation or termination of our equity of up to $50,000.

Capital Leases

In 2013, we entered into lease financing agreements with U.S. Bank for $24,500 through the sale and subsequent leaseback of existing compressors owned by us. The carrying value of these compressors is included in our oil and natural gas full cost pool. The lease financing obligations are for 84-month terms and include the option to purchase the equipment for a specified price at 72 months as well as an option to purchase the equipment at the end of the lease term for its then-current fair market value. Lease payments related to the equipment are recognized as principal and interest expense based on a weighted average implicit interest rate of 3.8%. Minimum lease payments are approximately $3,181 annually. In conjunction with the sale of our EOR assets, these compressors were subleased to the buyer of those assets although we remain the primary obligor in relation to U.S. Bank.

Note 5: Revenue Recognition

In May 2014, the FASB issued authoritative guidance that supersedes previous revenue recognition requirements which has been codified as Accounting Standards Codification 606: Revenue from Contracts with Customers (“ASC 606”). ASC 606 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Description of products and revenue disaggregation

Our revenue is predominantly derived from the production and sale of oil, natural gas and NGLs which, prior to January 1, 2018, was reported in the aggregate as “Commodity sales” on our statement of operations. Substantially all our oil and natural gas properties are located in Oklahoma and Texas and are sold to midstream gas processing plants or crude oil refineries in the vicinity. We have disaggregated revenue based on the separate commodities being sold: crude oil, natural gas and NGLs. In selecting the disaggregation categories, we considered a number of factors such as those affecting supply and demand and thus market prices, storage and the ability to transport the product, industry specific disclosures required by the SEC and FASB, other external disclosures we typically make, and information we have historically presented in the management discussion and analysis section of our annual and quarterly reports. As such, we believe that disaggregating revenue by commodity type appropriately depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following table displays the revenue disaggregated and reconciles the disaggregated revenue to the revenue reported:

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

(in thousands)	Three months ended March 31, 2018
Revenues:
Oil	$43,050
Natural gas	8,736
Natural gas liquids	9,591
Gross commodity sales	61,377
Transportation and processing	(3,488)
Net commodity sales	57,889

Performance Obligations

Our oil, natural gas and natural gas liquids contracts typically contain only one type of performance obligation, which is for the delivery of the underlying commodity, and which is satisfied at the point in time the commodity is transferred to the customer. We consider each commodity (ex. barrel of oil or MMBtu of natural gas) to be a separate performance obligation. For natural gas and natural gas liquids, all our sales are to midstream processing entities engaged in the processing of gas and marketing the resulting residue gas and NGLs to third party customers. We transfer control of the product to the midstream processing customer at the wellhead and recognize revenue upon such delivery.

Under our oil sales contracts, we generally sell oil to the purchaser from storage tanks near the wellhead and collect a contractually agreed upon index price, net of pricing differentials. We transfer control of the product from the storage tanks to the purchaser and recognize revenue based on the contract price.

We do not engage in activities to purchase and sell third party natural gas and NGLs. As a result, the commodity revenues we recognize are only for our working interest share of the production.

Pricing and measurement

All of our contracts use market or index-based pricing resulting in the entire transaction price being variable. Since our sales transactions meet the variable allocation criteria in the standard, all consideration is allocated entirely to performance obligations satisfied by distinct commodity units delivered. We record revenue in the month production is delivered to the purchaser. However, settlement statements for our commodity sales are received one to three months after the date production is delivered, and as a result, we are required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts for product sales in the month that payment is received from the purchaser. Historically, differences between our revenue estimates and actual revenue received have not been significant. We receive payment for a majority of our sales receivables in the month following delivery and substantially all within three months following delivery. For the three months ended March 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

Transaction Price Allocated to Remaining Performance Obligations

For our product sales that have a contract term greater than one year, we have utilized the practical expedient in ASC 606, which states that a company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Since each unit of product delivered to the customer represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required. For our product sales that have a contract term of one year or less, we have utilized the practical expedient in ASC 606, which states that a company is not required to disclose the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

Nature of gas contracts

All our natural gas and NGL production is sold to midstream processing entities and we do not elect to take our residue gas and/or NGLs in-kind at the tailgate of processing plant. The midstream customer provides us with services such as compressing the gas, transporting the gas to the processing plant and processing it into the separate commodity streams for fees which are deducted from the revenue we receive. We previously reported fees for these services as “Transportation and processing” expenses in our statement of operations. Under ASC 606, since control and possession of the gas is transferred to the customer at the wellhead prior to the receipt of the aforementioned services, the customer is not deemed to be providing a distinct service and any fees paid to the customer are accounted for as a reduction in revenue. We have presented transportation and processing fees as a revenue deduction for the fiscal period beginning January 1, 2018, while our presentation for prior periods remains unchanged

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

Contract assets and liabilities

We recognize a receivable for the unconditional right to receive consideration when the commodity is transferred to the customer, at which point the performance obligation is satisfied. All our contract assets are in the form of receivables which are presented as “Accrued commodity sales” in our tabular disclosure of accounts receivable in Note 1—Nature of operations and summary of significant accounting policies. Since we are not entitled to advance payments from our customers prior to the transfer of our commodities nor do receive such payments, we do not have contract liabilities.

Method of adoption

We adopted ASC 606 effective January 1, 2018 using the modified retrospective approach. Based on an assessment of our contracts, the new guidance did not have a material impact on prior net income and therefore we did not record a cumulative effect adjustment to the opening balance of accumulated deficit.

Reconciliation of Income Statement

In accordance with ASC 606, the disclosure of the impact of adoption on our income statement is as follows:

	Three months ended March 31, 2018
(in thousands)	As reported	Balances without adoption of ASC 606	Effect of change
Revenues
Net commodity sales	$57,889	$61,377	$(3,488)
Costs and expenses
Transportation and processing	$—	$(3,488)	$3,488

Note 6: Derivative instruments

Overview

Our results of operations, financial condition and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil, natural gas and natural gas liquids. These commodity prices are subject to wide fluctuations and market uncertainties. To mitigate a portion of this exposure, we enter into various types of derivative instruments, including commodity price swaps, collars, put options, enhanced swaps and basis protection swaps. See “Note 9—Derivative Instruments” in Item 8. Financial Statement and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2017, for a description of the various kinds of derivatives we may enter into.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

The following table summarizes our crude oil derivatives outstanding as of March 31, 2018:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Purchased puts	Sold calls
2018
Swaps	1,576	$58.14	$—	$—
Collars	138	$—	$50.00	$60.50
2019
Swaps	1,312	$54.26	$—	$—
2020
Swaps	1,548	$49.54	$—	$—
2021
Swaps	543	$44.34	$—	$—

The following table summarizes our natural gas derivatives outstanding as of March 31, 2018:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu
2018
Swaps	7,911	$2.87
2019
Swaps	7,632	$2.81
2020
Swaps	3,600	$2.77

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

	As of March 31, 2018			As of December 31, 2017
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Natural gas derivative contracts	$1,120	$(671)	$449	$1,332	$(1,054)	$278
Crude oil derivative contracts	—	(25,832)	(25,832)	—	(13,404)	(13,404)
Total derivative instruments	1,120	(26,503)	(25,383)	1,332	(14,458)	(13,126)
Less:
Netting adjustments (1)	1,120	(1,120)	—	1,332	(1,332)	—
Derivative instruments - current	—	(10,548)	(10,548)	—	(8,959)	(8,959)
Derivative instruments - long-term	$—	$(14,835)	$(14,835)	$—	$(4,167)	$(4,167)

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

“Derivative (losses) gains” in the consolidated statements of operations are comprised of the following:

	Successor		Predecessor
		Period from	Period from
	Three months	March 22, 2017	January 1, 2017
	ended	through	through
	March 31, 2018	March 31, 2017	March 21, 2017
Change in fair value of commodity price derivatives	$(12,257)	$(13,807)	$46,721
Settlements (paid) received on commodity price derivatives	(4,244)	1,692	1,285
Total derivative (losses) gains	$(16,501)	$(12,115)	$48,006

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

Recurring fair value measurements

As of March 31, 2018, and December 31, 2017, our financial instruments recorded at fair value on a recurring basis consisted of commodity derivative contracts (see “Note 6—Derivative instruments”). We had no Level 1 assets or liabilities. Our derivative contracts classified as Level 2 consisted of commodity price swaps which are valued using an income approach. Future cash flows from the commodity price swaps are estimated based on the difference between the fixed contract price and the underlying published forward market price. Our derivative contracts classified as Level 3 consisted of collars. The fair value of these contracts is developed by a third-party pricing service using a proprietary valuation model, which we believe incorporates the assumptions that market participants would have made at the end of each period. Observable inputs include contractual terms, published forward pricing curves, and yield curves. Significant unobservable inputs are implied volatilities. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. We review these valuations and the changes in the fair value measurements for reasonableness. All derivative instruments are recorded at fair value and include a measure of our own nonperformance risk for derivative liabilities or our counterparty credit risk for derivative assets.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of March 31, 2018			As of December 31, 2017
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$1,120	$(25,884)	$(24,764)	$1,332	$(14,163)	$(12,831)
Significant unobservable inputs (Level 3)	—	(619)	(619)	—	(295)	(295)
Netting adjustments (1)	(1,120)	1,120	—	(1,332)	1,332	—
	$—	$(25,383)	$(25,383)	$—	$(13,126)	$(13,126)

(1)

Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty. Positive and negative positions with counterparties are netted on the balance sheet only to the extent that they relate to the same current versus noncurrent classification.

Changes in the fair value of our derivative instruments, classified as Level 3 in the fair value hierarchy, were as follows for the periods presented:

	Successor		Predecessor
		Period from	Period from
	Three months	March 22, 2017	January 1, 2017
	ended	through	through
Net derivative assets (liabilities)	March 31, 2018	March 31, 2017	March 21, 2017
Beginning balance	$(295)	$715	$(98)
Realized and unrealized (losses) gains included in derivative (losses) gains	(432)	(239)	813
Settlements paid	108	—	—
Ending balance	$(619)	$476	$715
(Losses) gains relating to instruments still held at the reporting date included in derivative (losses) gains for the period	$(380)	$(239)	$813

Nonrecurring fair value measurements

Asset retirement obligations. Additions to the asset and liability associated with our asset retirement obligations are measured at fair value on a nonrecurring basis. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the first three months of 2018 and 2017 were escalated using an annual inflation rate of 2.26% and 2.30%, respectively. The estimated future costs to dispose of properties added during the three months ended March 31, 2018, were discounted, depending on the economic remaining estimated life of the property or the expected timing of the plugging and abandonment activity, with a credit-adjusted risk-free rate ranging from 6.92% to 7.15%. For the properties added during the period from March 22, 2017, through March 31, 2017, a credit-adjusted risk-free rate range from 5.20% to 7.40% was used. These estimates may change based upon future inflation rates and changes in statutory remediation rules. See “Note 8—Asset retirement obligations” for additional information regarding our asset retirement obligations.

Fair value of other financial instruments

Our significant financial instruments, other than derivatives, consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and debt. We believe the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments.

The carrying value and estimated fair value of our debt were as follows:

	March 31, 2018		December 31, 2017
Level 2	Carrying value (1)	Estimated fair value	Carrying value (1)	Estimated fair value
New Credit Facility	$206,100	$206,100	$127,100	$127,100
Other secured debt	9,031	9,031	9,177	9,177

(1)	The carrying value excludes deductions for debt issuance costs.

The carrying value of our New Credit Facility and other secured long-term debt approximates fair value because the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

Counterparty credit risk

Our derivative contracts are executed with institutions, or affiliates of institutions, that are parties to our credit facilities at the time of execution, and we believe the credit risks associated with all of these institutions are acceptable. We do not require collateral or other security from counterparties to support derivative instruments. Master agreements are in place with each of our derivative counterparties which provide for net settlement in the event of default or termination of the contracts under each respective agreement. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivatives. Our loss is further limited as any amounts due from a defaulting counterparty that is a Lender, or an affiliate of a Lender, under our credit facilities can be offset against amounts owed to such counterparty Lender. As of March 31, 2018, the counterparties to our open derivative contracts consisted of four financial institutions, of which all were lenders under our New Credit Facility.

The following table summarizes our derivative assets and liabilities which are offset in the consolidated balance sheets under our master netting agreements. It also reflects the amounts outstanding under our credit facilities that are available to offset our net derivative assets due from counterparties that are lenders under our credit facilities.

	Offset in the consolidated balance sheets			Gross amounts not offset in the consolidated balance sheets
	Gross assets (liabilities)	Offsetting assets (liabilities)	Net assets (liabilities)	Derivatives (1)	Amounts outstanding under credit facilities (2)	Net amount
March 31, 2018
Derivative assets	$1,120	$(1,120)	$—	$—	$—	$—
Derivative liabilities	(26,503)	1,120	(25,383)	—	—	(25,383)
	$(25,383)	$—	$(25,383)	$—	$—	$(25,383)
December 31, 2017
Derivative assets	$1,332	$(1,332)	$—	$—	$—	$—
Derivative liabilities	(14,458)	1,332	(13,126)	—	—	(13,126)
	$(13,126)	$—	$(13,126)	$—	$—	$(13,126)

_____________________________________________________

(1)

Since positive and negative positions with a counterparty are netted on the balance sheet only to the extent that they relate to the same current versus noncurrent classification, these represent remaining amounts that could have been offset under our master netting agreements.

(2)	The amount outstanding under our New Credit Facility that is available to offset our net derivative assets due from counterparties that are lenders under our New Credit Facility.

We did not post additional collateral under any of these contracts as all of our counterparties are secured by the collateral under our credit facilities. Payment on our derivative contracts could be accelerated in the event of a default on our New Credit Facility. The aggregate fair value of our derivative liabilities subject to acceleration in the event of default was $26,503 before offsets at March 31, 2018.

Note 8: Asset retirement obligations

The following table provides a summary of our asset retirement obligation activity:

Three months
ended
March 31, 2018
Beginning balance	$35,990
Liabilities incurred in current period	48
Liabilities settled or disposed in current period	(385)
Revisions in estimated cash flows	165
Accretion expense	532
Ending balance	$36,350
Less current portion included in accounts payable and accrued liabilities	2,749
Asset retirement obligations, long-term	$33,601

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

See “Note 7—Fair value measurements” for additional information regarding fair value assumptions associated with our asset retirement obligations.

Note 9: Deferred compensation

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

A summary of compensation expense for the Cash LTIP is presented below:

	Successor		Predecessor
		Period from	Period from
	Three months	March 22, 2017	January 1, 2017
	ended	through	through
	March 31, 2018	March 31, 2017	March 21, 2017
Cash LTIP expense (net of amounts capitalized)	$95	$13	$5
Cash LTIP payments	17	—	42

As of March 31, 2018, the outstanding liability accrued for our Cash LTIP, based on requisite service provided, was $1,678.

2010 Equity Incentive Plan

Prior to the Effective Date, stock awards were granted under the Chaparral Energy, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) which was implemented on April 12, 2010. The awards granted under the 2010 Plan consisted of shares that were subject to service vesting conditions and shares that were subject to market and performance vested conditions. As of result of our bankruptcy and subsequent emergence, all unvested restricted stock was cancelled on the Effective Date.

2017 Management Incentive Plan

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

Pursuant to the MIP, we have granted restricted stock to employees and members of our Board of Directors (the “Board”). Of the grants awarded to employees, 75% were comprised of shares that are subject to service vesting conditions (the “Time Shares”) and 25% were comprised of shares that are subject to performance vested conditions (the “Performance Shares”). All grants to the Board were Time Shares.

Both the Time and Performance Shares are classified as equity-based awards. Compensation cost is generally recognized and measured according to the grant date fair value of the awards which are based on the market price of our common stock currently trading on the OTCQB tier of the OTC Markets Group, Inc.

The Time Shares vest in equal annual installments over the three -year vesting period. The Performance Shares vest in three tranches annually according to performance conditions established each year which generally relate to profitability, drilling results and other strategic goals.

As of March 31, 2018, performance conditions had not been established for 2018 and 2019 and hence a grant date with respect to Performance Shares allocated to those tranches had not been established for accounting purposes and no expense was accrued for these awards during the three months ended March 31, 2018. Performance conditions for 2018 were subsequently established and approved by our Board in May 2018 and we have commenced recognizing expense for the related shares in the second quarter of 2018.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

A summary of our restricted stock activity pursuant to our MIP is presented below:

	Time Shares		Performance Shares
	Weighted average grant date fair value	Restricted shares	Weighted average grant date fair value	Restricted shares
	($ per share)		($ per share)
Unvested and outstanding at January 1, 2018 (1)	$20.11	1,403,626	$20.15	269,476
Granted	$—	—	$—	—
Vested	$—	—	$—	—
Forfeited	$20.05	(68,540)	$20.05	(15,230)
Unvested and outstanding at March 31, 2018	$20.12	1,335,086	$20.17	254,246

_______________________________________________________

(1)

The beginning balance of Performance Shares relate to tranches with performance goals for 2018 and 2019. As of March 31, 2018, the goals had not been approved and hence a grant date had not been established and requisite service has not begun.

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

	Successor		Predecessor
	Three months ended March 31, 2018	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017
Stock-based compensation cost	$5,580	$—	$194
Less: stock-based compensation cost capitalized	(957)	—	(39)
Stock-based compensation expense (credit)	$4,623	$—	$155
Payments for stock-based compensation	$1,422	$—	$—

Based on a quarter end market price of $17.75 per share of our common stock, the aggregate intrinsic value of all restricted shares outstanding was $28,211 as of March 31, 2018. The payments disclosed in the table above for the three months ended March 31, 2018, were for repurchases of 63,919 shares for tax withholding related to a vesting that occurred on December 31, 2017. In April 2018, we repurchased an additional 181,946 shares for tax withholding for $3,220 on a vesting that occurred during the month. We do not expect to make any material repurchases of vested shares for the next 12 months. As of March 31, 2018, and December 31, 2017, accrued payroll and benefits payable included $0 and $0, respectively, for stock-based compensation costs expected to be settled within the next twelve months. Unrecognized stock-based compensation cost of approximately $12,567 as of March 31, 2018, is expected to be recognized over a weighted-average period of 1.6 years.

Note 10: Commitments and contingencies

Standby letters of credit (“Letters”) available under our New Credit Facility are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had Letters outstanding totaling $828 as of March 31, 2018, and December 31, 2017. When amounts under the Letters are paid by the lenders, interest accrues on the amount paid at the same interest rate applicable to borrowings under the New Credit Facility. No amounts were paid by the lenders under the Letters; therefore, we paid no interest on the Letters during the three months ended March 31, 2018 or 2017.

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

Martha Donelson and John Friend, on behalf of themselves and on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On August 11, 2014, an alleged class action was filed against us, as well as several other operators in Osage County, in the United States District Court for the Northern District of Oklahoma, alleging claims on behalf of the named plaintiffs and all similarly situated Osage County land owners and surface lessees. The plaintiffs challenged leases and drilling permits approved by the Bureau of Indian Affairs without the environmental studies allegedly required under the National Environmental Policy Act (NEPA). The plaintiffs assert claims seeking recovery for trespass, nuisance, negligence and unjust enrichment. Relief sought includes declaring oil and natural gas leases and drilling permits obtained in Osage County without a prior NEPA study void ab initio, removing us from all properties owned by the class members, disgorgement of profits, and compensatory and punitive damages. On March 31, 2016, the Court dismissed the case against all defendants as an improper challenge under NEPA and the Administrative Procedures Act. On April 29, 2016, the plaintiffs filed motions to alter or amend the court’s opinion and vacate the judgment, and to file an amended complaint to cure the deficiencies which the court found in the dismissed complaint. On May 20, 2016, the Company filed a Notice of Suggestion of Bankruptcy, and as a result has not responded to the plaintiffs’ motions. After plaintiff’s motion for reconsideration was denied, plaintiffs filed a Notice of Appeal with the Tenth Circuit Court of Appeals on December 6, 2016. Oral argument regarding the

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

appeal was held on November 14, 2017, and on April 5, 2018, the Tenth Circuit affirmed the dismissal. The time to appeal the Tenth Circuit’s ruling has not lapsed.

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

Plaintiffs’ attorneys filed a proof of claim on behalf of the putative class claiming in excess of $75,000 in our Chapter 11 Cases. We filed an objection to class treatment of the proof of claim filed by the West plaintiffs in our Bankruptcy proceeding. The Bankruptcy Court had a hearing on our objection and on February 9, 2018, the Bankruptcy Court granted our objection to class treatment of the proof of claim. We dispute the plaintiffs’ claims, dispute that the case meets the requirements for a class action, dispute the remedies requested are available under Oklahoma law, and are vigorously defending the case.

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

Lacheverjuan Bennett et al. v. Chaparral Energy, L.L.C., et al.  On March 26, 2018, a group of twenty-seven individual plaintiffs filed a lawsuit in the District Court of Logan County, State of Oklahoma against twenty-three named defendants, including us, and twenty-five unnamed defendants. Plaintiffs are all property owners and residents of Logan County, Oklahoma, and allege the

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited) – continued

(dollars in thousands, except per share amounts)

defendants, all oil and gas companies which have engaged in injection well operations, induced earthquakes which have caused damage to real and personal property, and caused emotional damages. Plaintiffs claim absolute liability for ultra-hazardous activities, negligence, gross negligence, public and private nuisance, and trespass, and ask for compensatory and punitive damages, and attorney fees and costs. Jointly with other defendants, we filed a motion to stay the proceedings pending resolution of related earthquake litigation. We dispute the plaintiffs’ claims, dispute the remedies requested are available under Oklahoma law, and are vigorously defending the case.

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

We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases, capital leases and purchase obligations. Our operating leases primarily relate to CO2 compressors and office equipment while our capital leases are related to the sale and subsequent leaseback of CO2 compressors. In conjunction with the sale of our EOR assets in November 2017, all CO2 compressors were subleased to the buyer of those assets although we remain the primary obligor in relation to U.S. Bank. The subleases are structured such that the lease payments and remaining lease terms are identical to the original leases. Our purchase obligations as of March 31, 2018, include contracts for three drilling rigs with terms of less than one year. Other than the changes described herein and additional debt borrowings during the quarter, there were no material changes to our contractual commitments since December 31, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 9, 2016 (the “Petition Date”), Chaparral Energy, Inc. and its subsidiaries including Chaparral Energy, L.L.C., Chaparral Resources, L.L.C., Chaparral Real Estate, L.L.C., Chaparral CO2 , L.L.C., CEI Pipeline, L.L.C., CEI Acquisition, L.L.C., Green Country Supply, Inc., Chaparral Biofuels, L.L.C., Chaparral Exploration, L.L.C., Roadrunner Drilling, L.L.C. filed voluntary petitions seeking relief under Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) commencing cases for relief under Chapter 11 of the Bankruptcy Code. On March 10, 2017, (the “Confirmation Date”), the Bankruptcy Court confirmed our Reorganization Plan and on March 21, 2017 (the “Effective Date”), the Reorganization Plan became effective and we emerged from bankruptcy. References to "Successor" relate to the financial position and results of operations of the reorganized company subsequent to the Effective Date while references to "Predecessor" relate to the financial position and results of operations prior to, and including the Effective Date.

The following discussion and analysis is intended to assist in understanding our financial condition and results of operations for the three months ended March 31, 2018 (Successor), the periods of March 22, 2017, through March 31, 2017 (Successor) and January 1, 2017, through March 21, 2017 (Predecessor). The information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this quarterly report as well as the information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, though as described below, such prior financial statements may not be comparable to our interim financial statements due to the adoption of fresh-start accounting.

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

Our December 31, 2017, reserve estimates reflect that our production rate on current proved developed properties will decline at annual rates of approximately 22%, 15%, and 12% for the next three years.  To grow our production and cash flow, we must find, develop and acquire new oil and natural gas reserves to replace those being depleted by production.  Substantial capital expenditures are required to find, develop and acquire oil and natural gas reserves.

Highlights

Our financial and operating performance in the first quarter of 2018 includes the following highlights:

•	We incurred a net loss of $11.4 million which includes a $16.5 million loss on commodity derivatives.
•

Our total net production of 1,737 MBoe for the three months ended March 31, 2018, decreased approximately 14% compared to net production for the period from January 1 – March 21 and March 22 – March 31, 2017, which totaled 2,023 MBoe. The decrease was primarily a result of the sale of our EOR assets in November 2017. Since production from our EOR assets was predominantly in crude oil as opposed to natural gas or NGLs, the divestiture resulted in a 40% decrease in crude oil production across the same time periods.

•

Excluding production from divested EOR assets, net production increased 14% for the three months ended March 31, 2018, compared to net production for the three months ended March 31, 2017. The increase was driven by an increase in net production from our STACK play. Net production from our STACK play was 1,106 MBoe for the three months ended March 31, 2018, compared to net production for the three months ended March 31, 2017, of 735 MBoe, an increase of 50%. This pattern of growth underscores our sole focus on developing the STACK.

•

Our gross commodity sales (excludes transportation and processing deductions) of $61.4 million for the three months ended March 31, 2018, decreased approximately 17% compared to gross commodity sales for the period from January 1 to March 21 and March 22 to March 31, 2017, which totaled $74.3 million. The percentage decrease in sales is greater than the percentage decrease in production as the production from our divested EOR assets was comprised primarily of crude oil, which had a higher realized price per Boe compared to natural gas and NGLs.

•

In January 2018, we closed on a purchase of approximately 7,000 acres located in the core of our STACK Kingfisher County leasehold, in an area directly adjacent to producing properties we own, for a total purchase price of $60.6 million. This area is highly prospective for drilling in the Osage and Meramec formations of the STACK play.

•

Our oil and natural gas capital expenditures for the three months ended March 31, 2018, was $101.8 million, approximately two-thirds of which was a result of acquisitions, including the 7,000 acre Kingfisher County leasehold purchase discussed above.

Capital development

We incurred capital expenditures of $101.8 million for the three months ended March 31, 2018. This included $65.8 million for acquisitions, which was expended mostly for the 7,000 acre Kingfisher Country leasehold purchase. We incurred $33.4 million on drilling and completions which included completing four wells drilled in the prior year, drilling and completing one well, drilling three wells scheduled for completion after the first quarter, and participating in wells operated by others. We are currently operating three horizontal drilling rigs in the STACK, of which one rig is deployed to drilling under our joint development agreement (discussed below). Our drilling activity in 2018 will encompass drilling wells in Kingfisher, Canadian and Garfield counties, in Oklahoma.

Joint development agreement

In 2017, we entered into a joint development agreement (“JDA”) with BCE Roadrunner, LLC, a wholly-owned subsidiary of Bayou City Energy (“BCE”), pursuant to which BCE will fund 100 percent of our drilling, completion and equipping costs associated with 30 STACK wells subject to well cost caps that vary by well-type across location and targeted formations, ranging from $3.4 million to $4.0 million per gross well. The cost caps may be increased up to 20% by mutual agreement. The JDA wells, which will be drilled and operated by us, include 17 initially identified locations in Canadian County (in the Meramec and Woodford formations) and 13 initially identified locations in Garfield County (in the Osage and Meramec formations), with the option to expand the JDA to drill additional wells in the future. The JDA provides us with a means to accelerate the delineation of our position within our promising Garfield and Canadian County acreage, realizing further efficiencies and holding additional acreage with production, and potentially adding reserves. In exchange for funding, BCE will receive wellbore-only interest in each well totaling an 85% carve-out working interest from our original working interest (we will retain the remaining 15%) until the program reaches a 14% internal rate of return (“the hurdle rate”). Once achieved, ownership interest in all wells will revert such that we will own a 75% working interest and BCE will retain a 25% working interest. We will retain all acreage and reserves outside of the wellbore, with both parties paying their respective share of lease operating expenses. During the three months ended March 31, 2018, we drilled 10 wells, of which one was completed and nine scheduled for completion after the first quarter. As of March 31, 2018, we have drilled 14 wells under the JDA, of which four have been completed. We expect to drill substantially all the remaining JDA wells by the end of the year.

Price uncertainty and the full-cost ceiling impairment

Oil and natural gas prices fluctuate widely. We generally hedge a substantial portion of our expected future oil and natural gas production to reduce our exposure to commodity price decreases. The prices we receive for our oil and natural gas production affect our: (i) cash flow available for capital expenditures, (ii) ability to borrow and raise additional capital, (iii) ability to service debt, (iv) quantity of oil and natural gas we can produce, (v) quantity of oil and natural gas reserves, and (vi) operating results for oil and natural gas activities.

Recent commodity price improvement has increased our price per barrel of crude oil by approximately 24% during the first quarter of 2018 compared to the prior year quarter. In an environment of continued price volatility, the current price improvement trend could stall, or the industry could enter another downturn causing additional material negative impacts on our revenues, profitability, cash flows, liquidity, and current reserves, and we could consider further reductions in our capital program, additional asset sales or additional organizational changes.

We deal with volatility in commodity prices primarily by working to make our overall cost structure competitive and supportive in the current oil price environment. In addition, we maintain flexibility in our capital investment program with a diversified drilling portfolio and limited long-term commitments, which enables us to respond quickly to industry price volatility. We also deal with price volatility by hedging a substantial portion of our expected future oil and natural gas production to reduce our near term exposure to commodity price decreases.  We currently have derivative contracts in place for a portion of oil and natural gas production from 2018 through 2021 (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).

Price volatility also impacts our business through the full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending on the balance sheet date. Since the prices used in the cost ceiling are based on a trailing 12-month period, the full impact of price changes on our financial statements may not recognized immediately but could be spread over several reporting periods. A ceiling test write-down was not required for the first quarter of 2018. In addition to commodity prices, our production rates, levels of proved reserves, estimated future operating expenses, estimated future development costs, estimated fair value of unevaluated properties, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Results of operations

Production

Production volumes by area were as follows (MBoe):

	Successor		Predecessor
	Three months ended March 31, 2018	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017
STACK Areas:
STACK - Kingfisher County	677	55	423
STACK - Canadian County	249	13	142
STACK - Garfield County	145	8	57
STACK - Other	35	3	34
Total STACK Areas	1,106	79	656
EOR Areas	—	58	445
Other	631	90	695
Total	1,737	227	1,796

Our total net production of 1,737 MBoe for the three months ended March 31, 2018, decreased approximately 14% compared to net production for the period from January 1 – March 21 and March 22 – March 31, 2017, which totaled 2,023 MBoe. The decrease was primarily a result of the sale of our EOR assets in November 2017. Excluding production from divested EOR assets, net production increased 14% for the three months ended March 31, 2018, compared to net production for the period from January 1 – March 21 and March 22 – March 31, 2017. The increase was driven by an increase in net production from our STACK play. Net production from our STACK play was 1,106 MBoe for the three months ended March 31, 2018, compared to net production for the period from January 1 – March 21 and March 22 – March 31, 2017, which totaled 735 MBoe, an increase of 50%. This pattern of growth underscores our sole focus on developing the STACK.

Revenues and transportation and processing

Our commodity sales are derived from the production and sale of oil, natural gas and natural gas liquids. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Effective January 1, 2018, we adopted new accounting guidance relating to revenue recognition. While our assessment of the new guidance did not indicate a material impact on prior and future net income, the new guidance requires us to classify certain costs for gathering, transportation and processing of gas as part of the transaction price rather than reported expense. Accordingly, amounts previously reported as “Transportation and processing” on our statement of operations are reflected as a revenue deduction as of the current quarter. Since we are adopting the new guidance using the modified retrospective approach, the reclassification of transportation and processing costs as a revenue deduction will be reflected prospectively while these charges will continue to be reflected as an expense on our statement of operations for fiscal periods prior to January 1, 2018.

The following table presents information about our production and commodity sales before the effects of commodity derivative settlements:

	Successor		Predecessor
	Three months ended March 31, 2018	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017
Commodity sales (in thousands):
Oil	$43,050	$6,230	$51,847
Natural gas	8,736	785	9,140
Natural gas liquids	9,591	793	5,544
Gross commodity sales	$61,377	$7,808	$66,531
Transportation and processing	(3,488)	—	—
Net commodity sales	$57,889	$7,808	$66,531
Production:
Oil (MBbls)	697	134	1,036
Natural gas (MMcf)	3,788	344	3,046
Natural gas liquids (MBbls)	409	36	252
MBoe	1,737	227	1,796
Average daily production (Boe/d)	19,300	22,700	22,450
Average sales prices (excluding derivative settlements):
Oil per Bbl	$61.76	$46.49	$50.05
Natural gas per Mcf	$2.31	$2.28	$3.00
NGLs per Bbl	$23.45	$22.03	$22.00
Transportation and processing per Boe	$(2.01)	$—	$—
Average sales price per Boe	$33.33	$34.40	$37.04

Our gross commodity sales of $61.4 million for the three months ended March 31, 2018, decreased approximately 17% compared to gross commodity sales for the period from January 1 – March 21 and March 22 – March 31, 2017, which totaled $74.3 million. The decrease in sales is primarily the result of a 40% decrease in net crude oil production and lower natural gas prices partially offset by higher realized prices for crude oil and increased net production of natural gas and NGLs. The steep decline in crude oil production is due to the divestiture of our EOR assets in late 2017, where production from those assets was predominantly comprised of crude oil. In contrast, our STACK wells have a more balanced production mix of all three commodities and therefore growth in our STACK play has resulted in an increase in natural gas and NGL production.

	Three months ended March 31,
	2018 vs. 2017
(in thousands)	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$8,452	14.5%
Production	$(23,479)	(40.4)%
Total change in oil sales	$(15,027)	(25.9)%
Change in natural gas sales due to:
Prices	$(2,354)	(23.7)%
Production	$1,165	11.7%
Total change in natural gas sales	$(1,189)	(12.0)%
Change in natural gas liquids sales due to:
Prices	$592	9.3%
Production	$2,662	42.0%
Total change in natural gas liquids sales	$3,254	51.3%

Transportation and processing revenue deductions principally consist of deductions by our customers for costs to prepare and transport production from the wellhead to a specified sales point and processing costs of gas into natural gas liquids. As previously discussed, due to the adoption of new accounting guidance, these charges are presented as a revenue deduction beginning January 1, 2018, whereas they continue to be reflected as an expense on our statement of operations for fiscal periods prior to January 1, 2018. Transportation and processing deductions were $3.5 million for the three months ended March 31, 2018, an increase of approximately

46% compared to deductions for the period from January 1 – March 21 and March 22 – March 31, 2017, which totaled $2.4 million. Transportation and processing deductions were higher on a dollar and per Boe basis as a result of increased gas volumes in our STACK area where we have experienced higher transportation and processing costs compared to our other operating areas. In addition, transportation and processing deductions were higher on a per Boe basis due to our EOR asset divestiture where production from the divested asset was substantially all in the form of crude oil with no associated transportation and processing fees. Transportation and processing deductions are higher in the STACK in part due to new infrastructure being built in the area. In addition, we are also experiencing higher per unit costs associated with our non-operated wells and a larger proportion of gas production subject to fee based processing arrangements as opposed to percentage of proceeds (“POP”) arrangements.

	Successor		Predecessor
	Three months ended March 31, 2018 (1)	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017
Transportation and processing expenses (in thousands)	$—	$361	$2,034
Transportation and processing expenses per Boe	$—	$1.59	$1.13

______________________________________________

(1)	Transportation and revenue deductions for the three months ended March 31, 2018, were $3,488,000 or $2.01 per Boe.

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

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements on realized prices:

	Successor		Predecessor
	Three months ended March 31, 2018	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017
Oil (per Bbl):
Before derivative settlements	$61.76	$46.49	$50.05
After derivative settlements	$56.26	$59.12	$51.20
Post-settlement to pre-settlement price	91.1%	127.2%	102.3%
Natural gas (per Mcf):
Before derivative settlements	$2.31	$2.28	$3.00
After derivative settlements	$2.20	$2.28	$3.03
Post-settlement to pre-settlement price	95.2%	100.0%	101.0%

The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

(in thousands)	March 31, 2018	December 31, 2017
Derivative (liabilities) assets:
Crude oil derivatives	$(25,832)	$(13,404)
Natural gas derivatives	449	278
Net derivative (liabilities) assets	$(25,383)	$(13,126)

The effects of derivative activities on our results of operations and cash flows were as follows:

	Successor				Predecessor
	Three months ended March 31, 2018		Period from March 22, 2017 through March 31, 2017		Period from January 1, 2017 through March 21, 2017
(in thousands)	Non-cash fair value adjustment	Settlements (paid) received	Non-cash fair value adjustment	Settlements (paid) received	Non-cash fair value adjustment	Settlements (paid) received
Derivative (losses) gains:
Crude oil derivatives	$(12,429)	$(3,840)	$(13,650)	$1,692	$42,819	$1,192
Natural gas derivatives	172	(404)	(157)	—	3,902	93
Derivative (losses) gains	$(12,257)	$(4,244)	$(13,807)	$1,692	$46,721	$1,285

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

Lease operating expenses

	Successor		Predecessor
(in thousands, except per Boe data)	Three months ended March 31, 2018	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017
Lease operating expenses:
STACK Areas	$5,941	$368	$2,247
EOR Areas	—	1,469	8,488
Other	8,602	2,422	9,206
Total lease operating expenses	$14,543	$4,259	$19,941
Lease operating expenses per Boe:
STACK Areas	$5.37	$4.66	$3.43
EOR Areas	$—	$25.33	$19.07
Other	$13.63	$26.91	$13.25
Lease operating expenses per Boe	$8.37	$18.76	$11.10

Lease operating expenses (“LOE”) are sensitive to changes in demand for field equipment, services, and qualified operational personnel, which is driven by demand for oil and natural gas. However, the timing of changes in operating costs may lag behind changes in commodity prices. Our EOR projects were historically more expensive to operate than traditional industry operations due to the nature of operations along with the costs of recovery and recycling of CO2.

LOE is not comparable across the time periods presented above in part due to our recognition of bonus expense. Provisions set by the Bankruptcy Court during the pendency of our bankruptcy prevented us from paying bonuses in the ordinary course of business. Pursuant to these provisions, we did not accrue bonuses during the entire pendency of our bankruptcy. Upon emergence, we recognized expense for the entire amount of our 2016 fiscal year bonus (paid in March 2017) while also accruing a pro rata portion of our 2017 fiscal year bonus. We have accrued bonuses in the ordinary course of business subsequent to our emergence. The bonus expense component of lease operating expense is disclosed in the table below:

	Successor		Predecessor
(in thousands)	Three months ended March 31, 2018	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017
Bonus expense	$189	$2,019	$—

LOE for the three months March 31, 2018, of $14.5 million was lower compared to LOE for January 1 – March 21 and March 22 – March 31, 2017, which totaled $24.2 million due to the bonus adjustment discussed above and due to our EOR divestiture. These decreases were partially offset by higher LOE in our STACK play. LOE in our STACK play for the three months March 31, 2018, of $5.9 million increased compared to LOE from January 1 – March 21 and March 22 – March 31, 2017, which totaled $2.6 million, as a result of new wells and increased production underscoring our focus on developing that play. LOE in our STACK play was also higher due to cost inflation, which had an impact on increasing LOE per Boe. Cost inflation in oilfield services continues to occur in conjunction with the industry recovery and has led to markedly higher operating costs for items such as water hauling and disposal.

Production taxes (which include severance and valorem taxes)

	Successor		Predecessor
	Three months ended March 31, 2018	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017
Production taxes (in thousands)	$2,677	$316	$2,417
Production taxes per Boe	$1.54	$1.39	$1.35

Production taxes are approximately flat when comparing the three months March 31, 2018, with the total of the periods from January 1 – March 21 and March 22 – March 31, 2017. Although we experienced a decrease in revenue, we did not see a corresponding decrease in production taxes due to state legislative developments that increased production tax rates for certain wells.

In May and November 2017, the Oklahoma legislature passed bills that would effectively increase production taxes on certain producing wells and units in the state. The legislative change in May 2017, which took effect in July 2017, increased the rate on certain horizontal wells spudded on or prior to July 1, 2015 from 1% to 4%. This was followed by a legislative change in November 2017, which took effect in December 2017, which further increased the rate on the aforementioned horizontal wells from 4% to 7%. In March 2018, the Oklahoma legislature approved a production tax increase which resulted in the rate levied on a well’s production for the first three years being raised from 2% to 5%. We estimate the impact of the March 2018 rate hike, which takes effect in July 2018, to result in an increase in production taxes of approximately $1.8 million during the latter half of 2018.

Production taxes on a per Boe basis for the three months ending March 31, 2018, increased compared to the average per Boe rate for the periods from January 1 – March 21 and March 22 – March 31, 2017, as a result of the tax rate increases discussed above.

Depreciation, depletion and amortization (“DD&A”)

	Successor		Predecessor
	Three months ended March 31, 2018	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017
DD&A (in thousands):
Oil and natural gas properties (1)	$18,459	$3,155	$23,442
Property and equipment	2,647	259	1,473
Total DD&A	$21,106	$3,414	$24,915
DD&A per Boe:
Oil and natural gas properties (1)	$10.63	$13.90	$13.05
Other fixed assets	$1.52	$1.14	$0.82
Total DD&A per Boe	$12.15	$15.04	$13.87

_________________________________________

(1)	Includes accretion of asset retirement obligations

 We adjust our DD&A rate on oil and natural gas properties each quarter for changes in our estimates of oil and natural gas reserves and costs. The implementation of fresh start accounting upon emergence from bankruptcy whereupon the carrying value of our oil and gas properties and tangible property on our balance sheet was restated to fair value impacts the comparability of DD&A between Successor and Predecessor periods. Comparability of DD&A is also impacted by our EOR asset sale in November 2017, which resulted not only in the divestiture of more than half of our proved reserve volumes at the time but also resulted in the removal of a significant amount of future development costs to develop those assets. Notwithstanding transactions affecting comparability, overall oil and natural gas DD&A for the three months March 31, 2018, of $18.5 million was lower compared to oil and natural gas DD&A from January 1 – March 21 and March 22 – March 31, 2017, which totaled $26.6 million, due to lower production and a lower DD&A rate, with each having an approximately equal impact.

General and administrative expenses (“G&A”)

	Successor		Predecessor
(in thousands)	Three months ended March 31, 2018	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017
G&A and cost reduction initiatives:
Gross G&A expenses	$13,934	$7,509	$8,117
Capitalized exploration and development costs	(2,427)	(1,765)	(1,274)
Net G&A expenses	11,507	5,744	6,843
Cost reduction initiatives	—	6	629
Net G&A and cost reduction initiatives	$11,507	$5,750	$7,472
Net G&A expense per Boe	$6.62	$25.30	$3.81
Net G&A and cost reduction initiatives per Boe	$6.62	$25.33	$4.16

The comparability of gross G&A expenses between 2018 and 2017 is materially impacted by stock compensation and the timing of our recognition of bonus expense. Stock compensation expense for the three months ended March 31, 2018, was due to requisite service costs under our new Management Incentive Plan which was adopted in August 2017. In contrast, we recorded an immaterial amount of stock compensation expense for the period from January 1 to March 21, 2017, in connection with our previous stock incentive plan, which was subsequently cancelled upon emergence from bankruptcy. Provisions set by the Bankruptcy Court during the pendency of our bankruptcy prevented us from paying bonuses in the ordinary course of business. Pursuant to these provisions, we did not accrue bonuses during 2016 and during the entire pendency of our bankruptcy. Upon emergence, we recognized expense for the entire amount of our 2016 fiscal year bonus (paid in March 2017) and also accrued a pro rata estimate of our 2017 fiscal year bonus through that date. We have accrued bonuses in the ordinary course of business subsequent to our emergence. The transactions affecting comparability are disclosed in the table below:

	Successor		Predecessor
(in thousands)	Three months ended March 31, 2018	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017
Bonus expense, gross	$317	$6,581	$—
Stock compensation, gross	5,580	—	194
	$5,897	$6,581	$194

Other than the impact of the transactions described above, gross G&A expense was lower for the three months ended March 31, 2018 compared to gross G&A from January 1 – March 21 and March 22 – March 31, 2017, due to decreased salaries and benefits as a result of lower headcount and a decrease in professional fees incurred.

Cost reduction initiatives

Cost reduction initiatives during 2017 include expenses related to our efforts to reduce our capital, operating and administrative costs in response to the deterioration of commodity prices. We implemented a workforce reduction in early 2017 and therefore substantially all our expenses for cost reduction initiatives are for one-time severance and termination benefits in connection with the layoffs.

Loss on asset sale

In November 2017, we closed on the sale of our EOR assets for total proceeds of $163.6 million based on preliminary estimates of closing adjustments. In conjunction with this divestiture, we recorded a loss on sale of $25.2 million during the fourth quarter of 2017. As a result of the final closing adjustments on the sale, we recorded an additional loss of $1.1 million during the first quarter of 2018.

Restructuring expense

We incurred exit costs in conjunction with our EOR asset divestiture, which are predominantly comprised of one-time severance and termination benefits for the affected employees. The expense recorded in 2018 of $0.4 million is a result of termination benefits for the final slate of employees terminated as a result of the divestiture.

Subleases

Prior to the sale of our EOR assets in November 2017, we utilized CO2 compressors that were considered integral to our EOR operations and were leased under six lease agreements from U.S. Bank.  In conjunction with the sale, we continued to lease the compressors, but executed sublease agreements with the purchaser of our EOR assets (the “Sublessee”). Minimum payments under the subleases are equal to the original leases and hence we did not record any losses upon initiation of the subleases. Of the original lease agreements, three are classified as capital leases while the remaining three are classified as operating leases. Prior to the asset sale, the capital leases were included in our full cost amortization base and hence subject to amortization on a units-of-production basis, while also incurring interest expense. The payments under our operating leases were previously recorded as “Lease operating expense” in our statement of operations. All the subleases have been classified as operating leases from a lessor’s standpoint. Subsequent to the execution of the subleases, all payments received from the Sublessee are reflected as revenues on our statement of operations. Payments we make to U.S. Bank on the original operating leases, which were $0.4 million for the three months ended March 31, 2018, are reflected in “Other” on our statement of operations. With respect to the capital leases, we have reclassified the amount associated with these leases from the full cost amortization base to plant, property and equipment on our balance sheet and are amortizing the asset on a straight line basis prospectively. We will continue incurring interest expense on the capital leases.

Income taxes

We did not record any net deferred tax benefit for the quarter ended March 31, 2018, as any deferred tax asset arising from the benefit is reduced by a valuation allowance as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured. Please see “Note 12—Income Taxes” in Item 8. Financial Statement and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2017, which contains additional information about our income taxes.

Other income and expenses

Interest expense. The following table presents interest expense for the periods indicated:

	Successor		Predecessor
(in thousands)	Three months ended March 31, 2018	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017
New Credit Facility	$2,204	$—	$—
Exit Revolver	—	213	—
Exit Term Loan including amortization of discount	—	447	—
Prior Credit Facility	—	—	5,193
Bank fees, other interest and amortization of issuance costs	688	44	917
Capitalized interest	(1,521)	(54)	(248)
Total interest expense	$1,371	$650	$5,862
Average borrowings (excluding amounts subject to compromise)	$217,435	$295,973	$470,915

Interest expense for the three months ended March 31, 2018, of $1.4 million was lower than interest expense for the periods from January 1 – March 21 and March 22 – March 31, 2017, which totaled $6.5 million, due to a decrease in interest incurred on outstanding debt coupled with an increase in capitalized interest. Interest incurred on outstanding debt decreased as a result of a lower outstanding debt and lower interest rates in the current period. Our outstanding debt (excluding amounts subject to compromise for which interest was not accrued) for the first quarter of 2017 averaged approximately $451.5 million compared to our average of $217.4 million for the first quarter of 2018. Furthermore, the interest incurred on our Prior Credit Facility in 2017 was at the default rate, which is higher than the interest rate we would normally be charged when not in default.  Capitalized interest increased as a result of a larger carrying balance of unevaluated non-producing leasehold which was driven by our 7,000 acre leasehold purchase in early January 2018.

As a result of applying fresh start accounting upon our emergence from bankruptcy, the carrying value of our unevaluated non-producing leasehold was significantly increased to reflect the fair value of our acreage in the STACK. In future periods subsequent to the adoption of fresh start accounting, we have not and will not be capitalizing interest related to the fresh start step-up of the carrying value of unevaluated acreage. Capitalized interest will only be calculated based on the carrying value of actual purchased leasehold.

Reorganization items

Reorganization items reflect, where applicable, expenses, gains and losses incurred that are incremental and a direct result of the reorganization of the business. As a result of our emergence from bankruptcy, we have also recorded gains on the settlement of liabilities subject to compromise and gains from restating our balance sheet to fair values under fresh start accounting. Our reorganization items are presented below (in thousands):

	Successor		Predecessor
		Period from	Period from
	Three months	March 22, 2017	January 1, 2017
	ended	through	through
	March 31, 2018	March 31, 2017	March 21, 2017
Loss (gain) on the settlement of liabilities subject to compromise	$48	$—	$(372,093)
Fresh start accounting adjustments	—	—	(641,684)
Professional fees	989	620	18,790
Rejection of employment contracts	—	—	4,573
Write off unamortized issuance costs on Prior Credit Facility	—	—	1,687
Total reorganization items	$1,037	$620	$(988,727)

“Professional fees” in the table above is comprised of legal fees for continuing work to resolve outstanding bankruptcy claims and fees to the U.S. Bankruptcy Trustee, which we will continue to incur until our bankruptcy case is closed. Professional fees associated with the U.S. Bankruptcy Trustee of $0.6 million for the current quarter were higher than previous periods due to recent legislative changes that impacted the calculation of such fees. We have since consolidated the reporting of cash transactions to the Bankruptcy Court, which are the basis for calculating trustee fees, and therefore expect to reduce such fees to a normal run rate of approximately $0.1 million per quarter.

Liquidity and capital resources

Our internal sources of liquidity include cash flows from operations, receipts from or payments for commodity derivatives and asset divestitures. In 2018, asset divestitures are expected to be a significant source of liquidity. We expect to generate proceeds of $50 million to $60 million from the sale of non-core oil and natural gas properties. Our external sources of liquidity are comprised of outstanding debt and occasional issuances of equity.

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

Our cash balance as of March 31, 2018, was $12.2 million and we had borrowing availability under our New Credit Facility of $78.1 million. As of May 7, 2018, our cash balance was approximately $16.6 million with $221.1 million outstanding on our New Credit Facility and borrowing availability of $63.1 million. We continuously monitor our liquidity needs, coordinate our capital expenditure program with our expected cash flows, and evaluate our available alternative sources of liquidity. We believe that we have sufficient liquidity to fund our capital expenditures and day to day operations at a minimum for the next 12 months.

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

We mitigate the impact of volatility in commodity prices, in part through the use of derivative instruments which help stabilize our cash flow. We currently have derivative contracts in place for oil and natural gas production from 2018 through 2021 (see Item 3. Quantitative and Qualitative Disclosures About Market Risk).

Sources and uses of cash

Our net change in cash is summarized as follows:

	Successor		Predecessor
(in thousands)	Three months ended March 31, 2018	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017
Cash flows provided by (used in) operating activities	$10,376	$(8,401)	$14,385
Cash flows used in investing activities	(104,112)	(4,140)	(28,010)
Cash flows provided by (used in) financing activities	78,193	(88)	(127,732)
Net decrease in cash during the period	$(15,543)	$(12,629)	$(141,357)

Our cash flows from operating activities is derived substantially from the production and sale of oil and natural gas. Cash flows from operating activities for the three months ended March 31, 2018, of $10.4 million increased compared to the three months ended March 31, 2017, which included outflows of $8.4 million for Successor period and inflows of $14.4 million for the Predecessor period. The increase was primarily due to lower cash expenditures on professional fees related to our reorganization and lower cash interest paid partially offset by the loss of operating income from our EOR assets which were sold in late 2017 and an increase in receivables.

When available, we use the net cash provided by operations to partially fund our acquisition, exploration and development activities. During the first quarter of 2018, we also relied on borrowings under our New Credit Facility and cash on hand to help fund our capital expenditures.

Our cash flows from investing activities is comprised primarily of cash inflows from asset dispositions and derivative settlement receipts offset by cash outflows for capital expenditures and derivative settlement payments.

Our actual costs incurred, including costs that we have accrued for during the three months ended March 31, 2018, and our budgeted 2018 capital expenditures for oil and natural gas properties are summarized in the table below.

	Three months ended March 31, 2018
(in thousands)	STACK	Other	Total	2018 Budget (1)
Acquisitions	$65,835	$—	$65,835	94,000
Drilling	33,406	—	33,406	149,000
Enhancements	977	1,555	2,532	9,000
Total	$100,218	$1,555	$101,773	$252,000

 ______________________________________________________

(1)	Budget categories presented include allocations of capitalized interest and general and administrative expenses.

Net cash used in investing activities during the three months ended March 31, 2018, was comprised of cash outflows for capital expenditure of $99.9 million and payments for derivative settlements of $4.2 million. Capital expenditures during the three months ended March 31, 2018, included the closing payment of $54.8 million on our 7,000 acre leasehold purchase in January 2018. Net cash used in investing activities during the Successor period in 2017 was comprised of cash outflows for capital expenditure of $5.8 million and cash inflows from derivative settlement receipts of $1.7 million. Net cash used in investing activities during the Predecessor period in 2017 was comprised of cash outflows for capital expenditure of $31.2 million, cash inflows from derivative settlement receipts of $1.3 million and cash inflows from asset sales of $1.9 million.

Net cash from financing activities during the three months ended March 31, 2018, was comprised of cash inflows of $79.0 million from borrowings partially offset by cash outflows for repayment of debt and capital leases of $0.8 million. We had minimal cash flows from financing activities during the Successor period in 2017. Cash flows from financing activities during the Predecessor period in 2017 is comprised primarily of cash outflows for repayments of debt and capital leases of $445.4 million and payment of $2.4 million in debt issuance costs partially offset by cash inflows of $270.0 million from new borrowings. The large repayments and borrowings of debt reflect the extinguishment of our Prior Credit Facility and establishment of our Exit Credit Facility upon our emergence from bankruptcy.

Indebtedness

Debt consists of the following as of the dates indicated:

(in thousands)	March 31, 2018	December 31, 2017
New Credit Facility	$206,100	$127,100
Real estate mortgage notes	9,031	9,177
Capital lease obligations	13,699	14,361
Unamortized issuance costs	(5,682)	(5,979)
Total debt, net	$223,148	$144,659

Credit facilities

The New Credit Facility is a $400,000 facility collateralized by our oil and natural gas properties and is scheduled to mature on December 21, 2022. Availability under our New Credit Facility is subject to a borrowing base based on the value of our oil and natural gas properties and set by the banks semi-annually on May 1 and November 1 of each year. Availability on the New Credit Facility as of March 31, 2018, after taking into account outstanding borrowings and letters of credit on that date, was $78,072.

The New Credit Facility contains financial covenants that require, for each fiscal quarter, we maintain: (1) a Current Ratio (as defined in the New Credit Facility) of no less than 1.00 to 1.00, and (2) a Ratio of Total Debt to EBITDAX (as defined in the New Credit Facility) of no greater than 4.0 to 1.0 calculated on a trailing four-quarter basis. We were in compliance with these financials covenants as of March 31, 2018.

The New Credit Facility contains covenants and events of default customary for oil and natural gas reserve-based lending facilities. Please see “Note 8—Debt” in Item 8 Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of the material provisions of our New Credit Facility

Effective May 9, 2018, we entered into the First Amendment to the Tenth Restated Credit Agreement, among the Company and its subsidiaries, as borrowers, certain financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the “Amendment”).  The Amendment reaffirmed our borrowing base at the same level of $285 million. In addition, the Amendment provided us with: (i) an increase from $150 million to $250 million to the aggregate amount of secured debt allowed, (ii) a waiver on the automatic reduction to the borrowing base calculation for the issuance of up to $300 million in unsecured debt, (iii) the ability to offset the total debt calculation in the financial covenant calculations by up to $50 million of unrestricted cash and cash equivalents whenever we do not have outstanding borrowings on the facility, and (iv) permission to make payments on account of the purchase, redemption, retirement, acquisition, cancellation or termination of our equity of up to $50 million.

Capital leases

During 2013, we entered into lease financing agreements with U.S. Bank for $24.5 million through the sale and subsequent leaseback of existing compressors owned by us. The lease financing obligations were for 84-month terms and with minimum lease payments of $3.2 million annually. As discussed above, these compressors are currently being subleased.

Contractual obligations

We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases, capital leases and purchase obligations. Our operating leases include leases relating to office equipment, which have terms of up to five years, and leases on CO2 recycle compressors, which have terms of seven years. Aside from operating leases, we also have capital leases for our CO2 recycle compressors. In conjunction with the sale of our EOR assets, all our leased CO2 compressors were subleased to the buyer of those assets although we remain the primary obligor in relation to U.S. Bank, the originating lessor. The subleases are structured such that the lease payments and remaining lease term are identical to the original leases.

As of March 31, 2018, our purchase obligations included contracts for three drilling rigs. Other than the changes described herein and additional debt borrowings during the quarter, there were no material changes to our contractual commitments since December 31, 2017.

Off-balance sheet arrangements

Our off-balance sheet arrangements as of March 31, 2018, include warrants to purchase 140,023 shares of Successor common stock with an exercise price of $36.78 per share and expiring on June 30, 2018.

Financial position

Although not directly comparable between Successor and Predecessor, we believe that the following discussion of material changes in our balance sheet may be useful:

(in thousands)	March 31, 2018	December 31, 2017	Change
Assets
Accounts receivable, net	70,495	60,363	10,132
Total oil and natural gas properties	1,076,159	992,353	83,806
Liabilities
Long-term debt and capital leases	223,148	144,659	78,489
Derivative instruments	25,383	13,126	12,257
•	Accounts receivable increased as result of an increase in capital expenditures which increased the amounts due to us by our joint interest owners.
•

The increase to oil and natural gas properties was primarily due to our 7,000 acre leasehold acquisition in January 2018, which had a purchase price of $60.6 million, and drilling costs partially offset by depreciation during the period.

•	Long-term debt was higher in total due to borrowings under our New Credit Facility, which were primarily utilized for capital expenditures, including leasehold acquisitions.
•	Our net liability for derivative instruments increased in magnitude as a result of an increase in forward commodity prices and due to the repricing of derivatives discussed previously.

Non-GAAP financial measure and reconciliation

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

The following tables provide a reconciliation of net (loss) income to adjusted EBITDA for the specified periods:

	Successor		Predecessor
(in thousands)	Three months ended March 31, 2018	Period from March 22, 2017 through March 31, 2017	Period from January 1, 2017 through March 21, 2017
Net (loss) income	$(11,442)	$(19,683)	$1,041,959
Interest expense	1,371	650	5,862
Income tax expense	—	1	37
Depreciation, depletion, and amortization	21,106	3,414	24,915
Non-cash change in fair value of derivative instruments	12,257	13,807	(46,721)
Impact of derivative repricing	(572)	—	—
Loss (gain) on settlement of liabilities subject to compromise	48	—	(372,093)
Fresh start accounting adjustments	—	—	(641,684)
Interest income	(1)	—	(133)
Stock-based compensation expense	4,623	—	155
Loss on sale of assets	1,044	—	(206)
Write-off of debt issuance costs, discount and premium	—	—	1,687
Restructuring, reorganization and other	989	626	24,297
Adjusted EBITDA	$29,423	$(1,185)	$38,075

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

(dollars in thousands)	March 31, 2018	December 31, 2017
Current assets per GAAP	$93,045	$95,894
Plus—Availability under New Credit Facility	78,072	157,072
Current assets as adjusted	$171,117	$252,966
Current liabilities per GAAP	$113,996	$117,075
Less—Current derivative instruments	(10,548)	(8,959)
Less—Current asset retirement obligation	(2,749)	(2,774)
Less—Current maturities of long term debt	(3,306)	(3,273)
Current liabilities as adjusted	$97,393	$102,069
Current ratio per GAAP	0.82	0.82
Current ratio for loan compliance	1.76	2.48

Critical accounting policies

For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations ” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Also see the footnote disclosures included in “Note 1—Nature of operations and summary of significant accounting policies” and “Note 5—Revenue recognition” in Item 1. Financial Statements of this report.

Recent accounting pronouncements

See recently adopted and issued accounting standards in “Note 1—Nature of operations and summary of significant accounting policies” in Item 1. Financial Statements of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our New Credit Facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our production for the three months ended March 31, 2018, our gross revenues from oil and natural gas sales would change approximately $1.1 million for each $1.00 change in oil and natural gas liquid prices and $0.4 million for each $0.10 change in natural gas prices.

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

The fair value of our outstanding derivative instruments at March 31, 2018, was a net liability of $25.4 million. Based on our outstanding derivative instruments as of March 31, 2018, summarized below, a 10% increase in the March 31, 2018, forward curves used to mark-to-market our derivative instruments would have increased our net liability position to $60.4 million, while a 10% decrease would have resulted in a net asset position to $7.0 million.

Our outstanding oil derivative instruments as of March 31, 2018, are summarized below:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Purchased puts	Sold calls
April - June 2018
Oil swaps	546	$58.00	$—	$—
Oil collars	46	$—	$50.00	$60.50
July - September 2018
Oil swaps	515	$58.21	$—	$—
Oil collars	46	$—	$50.00	$60.50
October - December 2018
Oil swaps	515	$58.21	$—	$—
Oil collars	46	$—	$50.00	$60.50
January - March 2019
Oil swaps	333	$54.26	$—	$—
April - June 2019
Oil swaps	337	$54.26	$—	$—
July - September 2019
Oil swaps	321	$54.26	$—	$—
October - December 2019
Oil swaps	321	$54.26	$—	$—
January - March 2020
Oil swaps	394	$49.59	$—	$—
April - June 2020
Oil swaps	357	$49.42	$—	$—
July - September 2020
Oil swaps	375	$49.46	$—	$—
October - December 2020
Oil swaps	422	$49.68	$—	$—
January - March 2021
Oil swaps	134	$44.34	$—	$—
April - June 2021
Oil swaps	135	$44.34	$—	$—
July - September 2021
Oil swaps	136	$44.34	$—	$—
October - December 2021
Oil swaps	138	$44.34	$—	$—

Our outstanding natural gas derivative instruments as of March 31, 2018, are summarized below:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu
April - June 2018
Natural gas swaps	2,783	$2.86
July - September 2018
Natural gas swaps	2,609	$2.87
October - December 2018
Natural gas swaps	2,519	$2.88
January - March 2019
Natural gas swaps	1,889	$2.80
April - June 2019
Natural gas swaps	1,878	$2.80
July - September 2019
Natural gas swaps	1,838	$2.81
October - December 2019
Natural gas swaps	2,027	$2.81
January - March 2020
Natural gas swaps	900	$2.77
April - June 2020
Natural gas swaps	900	$2.77
July - September 2020
Natural gas swaps	900	$2.77
October - December 2020
Natural gas swaps	900	$2.77

Interest rates.  All of the outstanding borrowings under our New Credit Facility as of March 31, 2018, are subject to market rates of interest as determined from time to time by the banks. As of March 31, 2018, borrowings bear interest at the Adjusted LIBO Rate, as defined under the New Credit Facility, plus the applicable margin, which resulted in a weighted average interest rate of 4.86% on the amount outstanding. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level under our New Credit Facility of $285.0 million, equal to our borrowing base at March 31, 2018, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $2.9 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018, at the reasonable assurance level.

Changes in Internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the implementation of changes in our internal controls to ensure we adequately evaluate our contracts and properly assess the impact of the new accounting standard related to revenue recognition on our financial statements which was adopted on January 1, 2018.

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

During the first quarter of 2018, there have been no material changes in our risk factors from what we disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding Class A common stock repurchases made by the Company during the three months ended March 31, 2018.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2018	—	$—	N/A	N/A
February 1 - February 28, 2018	—	$—	N/A	N/A
March 1 - March 31, 2018	63,919	$22.25	N/A	N/A
Total	63,919	$22.25	N/A	N/A

(1)	All shares purchased represent shares surrendered by the MIP participants to cover tax liabilities.
ITEM 5.	OTHER INFORMATION

On May 9, 2018, we entered into the First Amendment (the “Amendment”) to our New Credit Facility, among the Company and its subsidiaries, as borrowers, certain financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent.  The Amendment reaffirmed our borrowing base at the same level of $285,000,000. In addition, the Amendment, among other things, provided us with: (i) an increase from $150,000,000 to $250,000,000 to the aggregate amount of secured debt allowed; (ii) a waiver on the automatic reduction to the borrowing base calculation for the issuance of up to $300,000,000 in unsecured debt; (iii) the ability to offset the total debt calculation in the financial covenant calculations by up to $50,000,000 of unrestricted cash and cash equivalents whenever we do not have outstanding borrowings on the facility; and (iv) permission to make payments on account of the purchase, redemption, retirement, acquisition, cancellation or termination of our equity of up to $50,000,000.

Certain of the lenders under the New Credit Facility have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending or commercial banking services for the Company and its subsidiaries, for which they have received, and may in the future receive, customary compensation and reimbursement of expenses.

The foregoing summary of the Amendment is not complete and is qualified by reference to the full text of the Amendment filed as Exhibit 10.1 hereto and incorporated by reference herein.

ITEM 6.	EXHIBITS
Exhibit No.	Description

2.1**

First Amendment to Purchase and Sale Agreement dated January 2, 2018, by and among Blake Production Company, Inc., Fairway Energy L.L.C., Vernon Resources LLC, ABV Ventures LLC and Chaparral Energy, L.L.C. (Incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K filed on March 29, 2018).

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

10.1

First Amendment to Tenth Restated Credit Amendment, effective as of May 9, 2018, by and among Chaparral Energy, Inc., a Delaware corporation, each Guarantor party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party hereto.

31.1	Certification by Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated by reference
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

Date: May 10, 2018