Form 10-Q
period 2018-06-30
Chaparral Energy, Inc.
filed 2018-08-14
CIK 1346980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of shares outstanding of each of the issuer’s classes of common stock as of August 13, 2018:

Class	Number of Shares
Class A Common Stock, $0.01 par value	38,588,902
Class B Common Stock, $0.01 par value	7,871,512

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

Natural gas liquids (NGLs)

Those hydrocarbons in natural gas that are separated from the gas as liquids through the process of absorption, condensation, or other methods in gas processing or cycling plants. Natural gas liquids primarily include propane, butane, isobutane, pentane, hexane and natural gasoline.

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

Prior Senior Notes

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

Senior Notes	Our 8.75% senior notes due 2023.

STACK	An acronym standing for Sooner Trend Anadarko Canadian Kingfisher. A play in the Anadarko Basin of Oklahoma in which we operate.

Unit

The joining of all or substantially all interests in a reservoir or field, rather than a single tract, to provide for development and operation without regard to separate property interests. Also, the area covered by a unitization agreement.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chaparral Energy, Inc. and subsidiaries

Consolidated balance sheets

(Unaudited)

(dollars in thousands, except share data)	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$68,441	$27,732
Accounts receivable, net	68,619	60,363
Inventories, net	7,457	5,138
Prepaid expenses	2,415	2,661
Total current assets	146,932	95,894
Property and equipment, net	48,564	50,641
Oil and natural gas properties, using the full cost method:
Proved	734,880	634,294
Unevaluated (excluded from the amortization base)	563,129	482,239
Accumulated depreciation, depletion, amortization and impairment	(159,770)	(124,180)
Total oil and natural gas properties	1,138,239	992,353
Derivative instruments	56	—
Other assets	378	418
Total assets	$1,334,169	$1,139,306
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$93,541	$75,414
Accrued payroll and benefits payable	7,771	11,276
Accrued interest payable	235	187
Revenue distribution payable	24,818	17,966
Long-term debt and capital leases, classified as current	3,408	3,273
Derivative instruments	24,096	8,959
Total current liabilities	153,869	117,075
Long-term debt and capital leases, less current maturities	305,300	141,386
Derivative instruments	28,104	4,167
Deferred compensation	975	696
Asset retirement obligations	33,546	33,216
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued and outstanding	—	—
Class A Common stock, $0.01 par value, 180,000,000 shares authorized; 38,845,797 issued and 38,588,902 outstanding at June 30, 2018 and 38,956,250 shares issued and outstanding at December 31, 2017	388	389
Class B Common stock, $0.01 par value, 20,000,000 shares authorized and 7,871,512 shares issued and outstanding at June 30, 2018 and December 31, 2017	79	79
Additional paid in capital	969,117	961,200
Treasury stock, at cost, 256,895 and nil shares as of June 30, 2018 and December 31, 2017	(4,872)	—
Accumulated deficit	(152,337)	(118,902)
Total stockholders' equity	812,375	842,766
Total liabilities and stockholders' equity	$1,334,169	$1,139,306

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of operations

(Unaudited)

	Successor				Predecessor
(in thousands, except share and per share data)	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017
Revenues:
Net commodity sales	58,427	74,048	116,316	81,856	66,531
Sublease revenue	1,198	—	2,396	—	—
Total revenues	59,625	74,048	118,712	81,856	66,531
Costs and expenses:
Lease operating	15,009	23,059	29,552	27,318	19,941
Transportation and processing (1)	—	3,067	—	3,428	2,034
Production taxes	2,768	3,383	5,445	3,699	2,417
Depreciation, depletion and amortization	20,407	30,851	41,513	34,265	24,915
General and administrative	8,190	8,973	19,697	14,717	6,843
Cost reduction initiatives	824	115	824	121	629
Other	403	—	1,231	—	—
Total costs and expenses	47,601	69,448	98,262	83,548	56,779
Operating income (loss)	12,024	4,600	20,450	(1,692)	9,752
Non-operating (expense) income:
Interest expense	(1,739)	(5,051)	(3,110)	(5,701)	(5,862)
Derivative (losses) gains	(32,286)	23,474	(48,787)	11,359	48,006
Gain (loss) on sale of assets	469	(863)	(575)	(863)	206
Other income, net	19	312	104	307	1,167
Net non-operating (expense) income	(33,537)	17,872	(52,368)	5,102	43,517
Reorganization items, net	(480)	(1,070)	(1,517)	(1,690)	988,727
(Loss) income before income taxes	(21,993)	21,402	(33,435)	1,720	1,041,996
Income tax expense	—	37	—	38	37
Net (loss) income	$(21,993)	$21,365	$(33,435)	$1,682	$1,041,959
Earnings per share:
Basic for Class A and Class B	$(0.49)	$0.47	$(0.74)	$0.04	*
Diluted for Class A and Class B	$(0.49)	$0.47	$(0.74)	$0.04	*
Weighted average shares used to compute earnings per share:
Basic for Class A and Class B	45,338,650	44,982,142	45,241,513	44,982,142	*
Diluted for Class A and Class B	45,338,650	44,982,142	45,241,513	44,982,142	*

 ____________________________________________________________

(1) See “Note 5—Revenue Recognition.”

* Item not disclosed. See “Note 2—Earnings per share.”

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of stockholders’ equity

(Unaudited)

	Common stock
(dollars in thousands)	Shares outstanding	Amount	Additional paid in capital	Treasury stock	Accumulated deficit	Total
Balance at December 31, 2017	46,827,762	$468	$961,200	$—	$(118,902)	$842,766
Stock-based compensation	55,000	—	7,917	—	—	7,917
Restricted stock forfeited	(165,453)	(1)	—	—	—	(1)
Repurchase of common stock	(256,895)	—	—	(4,872)	—	(4,872)
Net loss	—	—	—	—	(33,435)	(33,435)
Balance at June 30, 2018	46,460,414	$467	$969,117	$(4,872)	$(152,337)	$812,375

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries

Consolidated statements of cash flows

(Unaudited)

	Successor		Predecessor
		Period from	Period from
	Six months	March 22, 2017	January 1, 2017
	ended	through	through
(in thousands)	June 30, 2018	June 30, 2017	March 21, 2017
Cash flows from operating activities
Net (loss) income	$(33,435)	$1,682	$1,041,959
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Non-cash reorganization items	—	—	(1,012,090)
Depreciation, depletion and amortization	41,513	34,265	24,915
Derivative losses (gains)	48,787	(11,359)	(48,006)
Loss (gain) on sale of assets	575	863	(206)
Other	3,578	1,120	645
Change in assets and liabilities
Accounts receivable	(7,660)	(11,973)	198
Inventories	(3,162)	1,596	466
Prepaid expenses and other assets	286	1,830	(497)
Accounts payable and accrued liabilities	(4,221)	(14,098)	8,733
Revenue distribution payable	7,243	1,983	(1,875)
Deferred compensation	6,566	582	143
Net cash provided by operating activities	60,070	6,491	14,385
Cash flows from investing activities
Expenditures for property, plant, and equipment and oil and natural gas properties	(176,275)	(61,198)	(31,179)
Proceeds from asset dispositions	6,591	1,929	1,884
(Payments) proceeds from derivative instruments	(9,769)	8,355	1,285
Net cash used in investing activities	(179,453)	(50,914)	(28,010)
Cash flows from financing activities
Proceeds from long-term debt	116,000	18,000	270,000
Repayment of long-term debt	(243,391)	(720)	(444,785)
Proceeds from Senior Notes	300,000	—	—
Proceeds from rights offering, net	—	—	50,031
Principal payments under capital lease obligations	(1,329)	(713)	(568)
Payment of debt issuance costs and other financing fees	(6,316)	—	(2,410)
Treasury stock purchased	(4,872)	—	—
Net cash provided by (used in) financing activities	160,092	16,567	(127,732)
Net increase (decrease) in cash, cash equivalents, and restricted cash	40,709	(27,856)	(141,357)
Cash, cash equivalents, and restricted cash at beginning of period	27,732	45,123	186,480
Cash, cash equivalents, and restricted cash at end of period	$68,441	$17,267	$45,123

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

On March 10, 2017, the Bankruptcy Court confirmed our Reorganization Plan and on March 21, 2017 (the “Effective Date”), the Reorganization Plan became effective and we emerged from bankruptcy. Upon emergence, all existing equity was cancelled and we issued new common stock to the previous holders of our Prior Senior Notes and certain general unsecured creditors whose claims were impaired as a result of our bankruptcy, as well as to certain other parties as set forth in the Reorganization Plan, including to parties participating in a rights offering.

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

The financial information as of June 30, 2018 (Successor), for the three and six months ended June 30, 2018 (Successor), the periods of March 22, 2017, through June 30, 2017 (Successor), and the three months ended June 30, 2017 (Successor), is unaudited. The financial information as of December 31, 2017 (Successor), and the period of January 1, 2017, through March 21, 2017 (Predecessor), have been derived from the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017. In management’s opinion, such information contains all adjustments considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six months ended June 30, 2018 (Successor) are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2018.

Certain reclassifications have been made to prior period financial statements to conform to current period presentation. The reclassifications had no effect on our previously reported results of operations.

Cash and cash equivalents

We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of June 30, 2018, cash with a recorded balance totaling approximately $66,977 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited)

(dollars in thousands, except per share amounts)

Accounts receivable

We have receivables from joint interest owners and oil and natural gas purchasers which are generally uncollateralized. Accounts receivable consisted of the following:

	June 30,	December 31,
	2018	2017
Joint interests	$31,846	$29,032
Accrued commodity sales	33,984	26,516
Derivative settlements	—	157
Other	3,498	5,326
Allowance for doubtful accounts	(709)	(668)
	$68,619	$60,363

Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2018	2017
Equipment inventory	$6,659	$4,163
Commodities	977	1,154
Inventory valuation allowance	(179)	(179)
	$7,457	$5,138

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

In the past, the costs associated with unevaluated properties typically related to acquisition costs of unproved acreage. As a result of the application of fresh start accounting on the Effective Date, a substantial portion of the carrying value of our unevaluated properties are the result of a fair value increase to reflect the value of our acreage in our STACK play.

The costs of unevaluated oil and natural gas properties consisted of the following:

	June 30,	December 31,
	2018	2017
Leasehold acreage	$533,729	$466,711
Capitalized interest	5,648	2,134
Wells and facilities in progress of completion	23,752	13,394
Total unevaluated oil and natural gas properties excluded from amortization	$563,129	$482,239

Ceiling Test. In accordance with the full cost method of accounting, the net capitalized costs of oil and natural gas properties are not to exceed their related PV-10 value, net of tax considerations, plus the cost of unproved properties not being amortized.

Our estimates of oil and natural gas reserves as of June 30, 2018, and the related PV-10 value, were prepared using an average price for oil and natural gas on the first day of each month for the prior twelve months as required by the SEC.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited)

(dollars in thousands, except per share amounts)

Producer imbalances. We account for natural gas production imbalances using the sales method, whereby we recognize revenue on all natural gas sold to our customers regardless of our proportionate working interest in a well. Liabilities are recorded for imbalances greater than our proportionate share of remaining estimated natural gas reserves. Our aggregate imbalance positions at June 30, 2018, and December 31, 2017, were immaterial.

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

As of June 30, 2018, we had not completed our accounting with regard to Section 162(m) provisions under the Act, and anticipate completing our analysis prior to filing our 2017 tax return in the fourth quarter of 2018, which is within the one year measurement period permitted under SAB 118. We have not made any material adjustments to the provisional estimate recorded under SAB 118 at December 31, 2017. We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing.

Despite the Company’s net loss for the three and six months ended June 30, 2018, we did not record any net deferred tax benefit, as any deferred tax asset arising from the benefit is reduced by a valuation allowance as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

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

The benefit of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the consolidated financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. Interest and penalties, if any, related to uncertain tax positions would be recorded in interest expense and other expense, respectively. There were no uncertain tax positions at June 30, 2018, or December 31, 2017.

Elements of the Reorganization Plan provided that our indebtedness related to Prior Senior Notes and certain general unsecured claims were exchanged for Successor common stock in settlement of those claims. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a Chapter 11 bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is determined based on the fair market value of the consideration received by the creditors in settlement of outstanding indebtedness. As a result of the market value of equity upon emergence from Chapter 11 bankruptcy proceedings, the estimated amount of CODI is approximately $61,000, which will reduce the value of the Company’s net operating losses. The actual reduction in tax attributes does not occur until the first day of the Company’s tax year subsequent to the date of emergence, or January 1, 2018. The reduction of net operating losses is expected to be fully offset by a corresponding decrease in valuation allowance.

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

Other

Other consisted of the following:

	Three months ended June 30, 2018	Six months ended June 30, 2018
Restructuring	$—	$425
Subleases	403	806
Total other expense	$403	$1,231

Restructuring. We previously incurred exit costs in conjunction with our EOR asset divestiture, which are predominantly comprised of one-time severance and termination benefits for the affected employees. The expense recorded in 2018 is a result of termination benefits for the final slate of employees terminated as a result of the divestiture.

Subleases. Our subleases are comprised of CO2 compressors that were previously utilized in our EOR operations and leased as capital and operating leases from U.S. Bank but are now subleased to the purchaser of our EOR assets (the “Sublessee”). Minimum payments under the subleases are equal to the original leases. Subsequent to the execution of the subleases, all payments received from the Sublessee are reflected as revenues on our statement of operations. Payments we make to U.S. Bank on the original operating leases are reflected in “Other” on our statement of operations while payments on the original capital leases are a reduction of debt and recognition of interest expense. With respect to the capital leases, we have reclassified the amount associated with these leases from the full cost amortization base to plant, property and equipment on our balance sheet and are amortizing the asset on a straight line basis prospectively. Please see “Note 1— Nature of operations and summary of significant accounting policies”,” Note 8— Debt”, and “Note 16— Commitments and contingencies” in Item 8. Financial Statement and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2017, which contains additional information about our leases.

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

Our drilling and completion costs to date have been exceeding well cost caps specified under the JDA primarily due to inflation in the cost of oilfield services as a result of the rebound in industry conditions. In our negotiation with BCE to cover the inflationary cost increases, BCE had indicated willingness to increase the per well cost caps on remaining wells in exchange for adding more wells to the current program. Since we have achieved our goals to utilize the JDA as a means to delineate our acreage Garfield and Canadian counties, Oklahoma, we do not currently plan for any expansion of the JDA. We have  therefore recognized $6,423 in cumulative drilling and completion costs on JDA wells that have exceeded the well cost caps specified under the JDA.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited)

(dollars in thousands, except per share amounts)

Cost reduction initiatives

Cost reduction initiatives include expenses related to our efforts to reduce our capital, operating and administrative costs in response to industry conditions. The expense consists of costs for one-time severance and termination benefits in connection with our reductions in force and third party legal and professional services we have engaged to assist in our cost savings initiatives as follows:

	Successor				Predecessor
	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017
One-time severance and termination benefits	$824	$111	$824	$112	$608
Professional fees	—	4	—	9	21
Total cost reduction initiatives expense	$824	$115	$824	$121	$629

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

	Successor				Predecessor
	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017
Loss (gain) on the settlement of liabilities subject to compromise	$—	$—	$48	$—	$(372,093)
Fresh start accounting adjustments	—	—	—	—	(641,684)
Professional fees	480	1,070	1,469	1,690	18,790
Rejection of employment contracts	—	—	—	—	4,573
Write off unamortized issuance costs on Prior Credit Facility	—	—	—	—	1,687
Total reorganization items	$480	$1,070	$1,517	$1,690	$(988,727)

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

Recently issued accounting pronouncements

In February 2016, the FASB issued authoritative guidance significantly amending the current accounting for leases. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. Furthermore, all leases will fall into one of two categories: (i) a financing lease or (ii) an operating lease. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, a sale will only be recognized if the criteria in the new revenue recognition standard are met. For public business entities, this guidance is effective for fiscal periods beginning after December 15, 2018 and interim periods thereafter, and currently should be applied using a modified retrospective approach. Early adoption is permitted. Our current operating leases are predominantly comprised of a limited number of leases for CO2 compressors. However, we also enter into contractual arrangements relating to rights of ways or surface use that are typical of upstream oil and gas operations. We are currently assessing whether such arrangements are included in the new guidance, especially in light of a guidance update issued in January 2018 which provides a practical expedient on land easements. The land easement practical expedient allows an entity to continue its legacy accounting policy for land easements that exist or expire before the new standard’s effective date and  which are not accounted for under the current lease standard. We are in the process of evaluating the impact of this guidance on our consolidated financial statements and related disclosures and as contracts are reviewed under the new standard, this analysis could result in an impact to our financial statements; however, that impact is currently not known.

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

Note 2: Earnings per share

We have not historically presented earnings per share (“EPS”) because our common stock did not previously trade on a public market, either on a stock exchange or in the over-the-counter (“OTC”) market. Accordingly, we were permitted under accounting guidance to omit such disclosure. However, on July 24, 2018, our Class A common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “CHAP”. From May 26, 2017, through July 23, 2018, our Class A common stock was quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CHPE”. From May 18, 2017, through May 25, 2017, our Class A common stock was quoted on the OTC Pink marketplace under the symbol “CHHP”. Our Class B common stock is not listed or quoted on the OTCQB or any other national exchange. Our Class A and Class B common stock shares equally in dividends and undistributed earnings. We are presenting basic and diluted EPS for all Successor periods subsequent to our emergence from bankruptcy but are not presenting EPS for any Predecessor period.

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

A reconciliation of the components of basic and diluted EPS is presented below:

				Period from
			Six months	March 22, 2017
	Three months ended June 30,		ended	through
(in thousands, except share and per share data)	2018	2017	June 30, 2018	June 30, 2017
Numerator for basic and diluted earnings per share
Net (loss) income	$(21,993)	$21,365	$(33,435)	$1,682
Denominator for basic earnings per share
Weighted average common shares - Basic for Class A and Class B	45,338,650	44,982,142	45,241,513	44,982,142
Denominator for diluted earnings per share
Weighted average common shares - Diluted for Class A and Class B (1)	45,338,650	44,982,142	45,241,513	44,982,142
Earnings per share
Basic for Class A and Class B	$(0.49)	$0.47	$(0.74)	$0.04
Diluted for Class A and Class B	$(0.49)	$0.47	$(0.74)	$0.04
Participating securities excluded from earnings per share calculations
Unvested restricted stock awards (2)	1,126,669	—	1,126,669	—

________________________________

(1)

During the periods presented, 140,023 warrants were outstanding. All such warrants expired on June 30, 2018. The warrants to purchase shares of our Class A common stock were antidilutive due to the exercise price exceeding the average price of our Class A shares for the periods presented and due to the net losses we incurred.

(2)

Our unvested restricted stock awards are considered to be participating securities as they include non-forfeitable dividend rights in the event a dividend is paid on our common stock. Our participating securities do not participate in undistributed net losses because they are not contractually obligated to do so and hence are not included in the computation of EPS in periods when a net loss occurs. Figures reflect period end amounts. There were no unvested restricted stock awards outstanding during the prior year periods.

Note 3: Supplemental disclosures to the consolidated statements of cash flows

	Successor		Predecessor
		Period from	Period from
	Six months	March 22, 2017	January 1, 2017
	ended	through	through
	June 30, 2018	June 30, 2017	March 21, 2017
Net cash provided by operating activities included:
Cash payments for interest	$5,755	$7,273	$4,105
Interest capitalized	(3,515)	(595)	(248)
Cash payments for interest, net of amounts capitalized	$2,240	$6,678	$3,857
Cash payments for income taxes	$—	$150	$—
Cash payments for reorganization items	$1,551	$15,997	$11,405
Non-cash investing activities included:
Asset retirement obligation additions and revisions	$1,112	$1,589	$716
Change in accrued oil and gas capital expenditures	$15,560	$14,195	$5,387

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited)

(dollars in thousands, except per share amounts)

Note 4: Debt and capital leases

As of the dates indicated, long-term debt and capital leases consisted of the following:

	June 30,	December 31,
	2018	2017
8.75% Senior Notes due 2023	$300,000	$—
New Credit Facility	—	127,100
Real estate mortgage note	8,886	9,177
Installment note payable	387	—
Capital lease obligations	13,031	14,361
Unamortized debt issuance costs	(13,596)	(5,979)
Total debt, net	308,708	144,659
Less current portion	3,408	3,273
Total long-term debt, net	$305,300	$141,386

New Credit Facility

The New Credit Facility is a $400,000 facility collateralized by our oil and natural gas properties and is scheduled to mature on December 21, 2022. Availability under our New Credit Facility is subject to a borrowing base based on the value of our oil and natural gas properties and set by the banks semi-annually on May 1 and November 1 of each year. On June 29, 2018, we repaid $243,100, representing the entire outstanding balance with proceeds from the issuance of our Senior Notes discussed below. Based on a borrowing base of $285,000 on that date, availability on the New Credit Facility as of June 30, 2018, after taking into account letters of credit, was $284,172.

As of June 28, 2018 (the day immediately preceding payment in full of the entire outstanding balance), our outstanding borrowings were accruing interest at the Adjusted LIBO Rate (as defined in the New Credit Facility), plus the Applicable Margin (as defined in the New Credit Facility), which resulted in a weighted average interest rate of 5.31%.

The New Credit Facility contains financial covenants that require, for each fiscal quarter, we maintain: (1) a Current Ratio (as defined in the New Credit Facility) of no less than 1.00 to 1.00, and (2) a Ratio of Total Debt to EBITDAX (as defined in the New Credit Facility) of no greater than 4.0 to 1.0 calculated on a trailing four-quarter basis. We were in compliance with these financials covenants as of June 30, 2018.

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

Under the New Credit Facility, in the event of asset divestitures which occur between scheduled borrowing base redeterminations, individually or in aggregate amounting to more than 5% of the borrowing base value assigned to the disposed assets, an automatic borrowing base reduction under the Triggering Disposition clause (as defined in the New Credit Facility) would occur. In conjunction with the Triggering Disposition clause, we executed a letter agreement (the “Letter Agreement”) with the lenders under our New Credit Facility. The Letter Agreement decreased the borrowing base by $20,000 to $265,000 following the closing of several non-core asset divestitures which included the divestiture of certain properties in the Oklahoma/Texas Panhandle, which closed on July 27, 2018, for gross cash proceeds before selling costs of $17,125 and the conveyance of $629 in liabilities to the buyer (the “Marmaton Sale”), and two additional divestitures which closed in June 2018 for total proceeds of $6,913. The Letter Agreement, which was effective July 27, 2018, also excludes the property divestitures above from future determinations of whether a Triggering Disposition has occurred. See further discussion about these divestitures in “Note 11 – Divestitures.”

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited)

(dollars in thousands, except per share amounts)

8.75% Senior Notes

On June 29, 2018, we completed the issuance and sale at par of $300,000 in aggregate principal amount of our Senior Notes in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The estimated offering costs were $8,000 resulting in net proceeds of $292,000, which we used to repay the New Credit Facility and for general corporate purposes.

The Senior Notes bear interest at a rate of 8.75% per year beginning June 29, 2018 (payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2019) and will mature on July 15, 2023.

The Senior Notes will be the Company’s senior unsecured obligations and will rank equal in right of payment with all of the Company’s existing and future senior indebtedness, senior to all of the Company’s existing and future subordinated indebtedness and effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness.

The indenture governing our Senior Notes contains certain covenants which limit our ability to:

•	incur additional indebtedness or issue certain preferred stock;

•	pay dividends or repurchase or redeem capital stock;

•	make certain investments;

•	incur certain liens;

•	enter into certain types of transactions with affiliates;

•	sell assets;

•	enter into agreements restricting their ability to pay dividends or make other payments;

•	consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; and

•	create unrestricted subsidiaries.

Prior to July 15, 2020, the Company may, at its option, redeem all or, from time to time, a part of the Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus an applicable make-whole premium and accrued and unpaid interest, if any, to the date of redemption. On or after July 15, 2020, the Company may, at its option, redeem all or, from time to time, a part of the Notes at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably to par and accrued and unpaid interest, if any, to the date of redemption.

On any one or more occasions prior to July 15, 2020, the Company, at its option, may redeem up to 35% of the aggregate principal amount of the Notes with proceeds of one or more qualified equity offerings at a redemption price of 108.75% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, and liquidated damages provided that:

1)	at least 60% of the aggregate principal amount of Notes issued under the Indenture remains outstanding after each such redemption; and
2)	such redemption occurs within 180 days after the closing of any such qualified equity offering

Upon an Event of Default (as defined in the Indenture), the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Notes may declare the entire principal of, premium, if any, and accrued and unpaid interest, if any, on all the Notes to be due and payable immediately.

If the Company experiences certain kinds of changes of control, holders of the Senior Notes will be entitled to require the Company to purchase all or a portion of the Notes at 101% of their principal amount, plus accrued and unpaid interest.

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

The following table displays the revenue disaggregated and reconciles the disaggregated revenue to the revenue reported:

	Three months ended June 30, 2018	Six months ended June 30, 2018
Revenues:
Oil	$42,752	$85,802
Natural gas	8,390	17,126
Natural gas liquids	11,120	20,711
Gross commodity sales	62,262	123,639
Transportation and processing	(3,835)	(7,323)
Net commodity sales	$58,427	$116,316

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

Pricing and measurement

All of our contracts use market or index-based pricing resulting in the entire transaction price being variable. Since our sales transactions meet the variable allocation criteria in the standard, all consideration is allocated entirely to performance obligations satisfied by distinct commodity units delivered. We record revenue in the month production is delivered to the purchaser. However, settlement statements for our commodity sales are received one to three months after the date production is delivered, and as a result, we are required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts for product sales in the month that payment is received from the purchaser. Historically, differences between our revenue estimates and actual revenue received have not been significant. We receive payment for a majority of our sales receivables in the month following delivery and substantially all within

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited)

(dollars in thousands, except per share amounts)

three months following delivery. For the three and six months ended June 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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

Nature of gas contracts

All our natural gas and NGL production is sold to midstream processing entities and we do not elect to take our residue gas and/or NGLs in-kind at the tailgate of processing plant. The midstream customer provides us with services such as compressing the gas, transporting the gas to the processing plant and processing it into the separate commodity streams for fees which are deducted from the revenue we receive. We previously reported fees for these services as “Transportation and processing” expenses in our statement of operations. Under ASC 606, since control and possession of the gas is transferred to the customer at the wellhead prior to the receipt of the aforementioned services, the customer is not deemed to be providing a distinct service and any fees paid to the customer are accounted for as a reduction in revenue. We have presented transportation and processing fees as a revenue deduction for the fiscal period beginning January 1, 2018, while our presentation for prior periods remains unchanged.

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

Reconciliation of Income Statement

In accordance with ASC 606, the disclosure of the impact of adoption on our income statement is as follows:

	Three months ended June 30, 2018
	As reported	Balances without adoption of ASC 606	Effect of change
Revenues
Net commodity sales	$58,427	$62,262	$(3,835)
Costs and expenses
Transportation and processing	$—	$(3,835)	$3,835

	Six months ended June 30, 2018
	As reported	Balances without adoption of ASC 606	Effect of change
Revenues
Net commodity sales	$116,316	$123,639	$(7,323)
Costs and expenses
Transportation and processing	$—	$(7,323)	$7,323

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

During the second quarter of 2018, we entered into additional derivative contracts to hedge our exposure to natural gas liquids pricing, specifically propane and natural gasoline, natural gas basis differentials and the WTI NYMEX calendar month average roll (“oil roll”), which is a contractual component of our crude oil sales prices.

The following table summarizes our crude oil derivatives outstanding as of June 30, 2018:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Purchased puts	Sold calls
2018
Oil swaps	1,030	$58.21	$—	$—
Oil collars	92	$—	$50.00	$60.50
Oil roll swaps	300	$0.59	$—	$—
2019
Oil swaps	1,562	$55.90	$—	$—
Oil roll swaps	530	$0.52	$—	$—
2020
Oil swaps	1,548	$49.54	$—	$—
Oil roll swaps	410	$0.38	$—	$—
2021
Oil swaps	543	$44.34	$—	$—
Oil roll swaps	150	$0.30	$—	$—

The following table summarizes our natural gas derivatives outstanding as of June 30, 2018:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu
2018
Natural gas swaps	5,128	$2.88
Natural gas basis swaps	3,000	$0.70
2019
Natural gas swaps	7,632	$2.81
Natural gas basis swaps	2,500	$0.70
2020
Natural gas swaps	3,600	$2.77

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited)

(dollars in thousands, except per share amounts)

The following table summarizes our natural gas liquid derivatives outstanding as of June 30, 2018:

Period and type of contract	Volume Gallons	Weighted average fixed price per gallon
2018
Natural gasoline swaps	3,150	$1.55
Propane swaps	7,308	$0.88
2019
Natural gasoline swaps	4,956	$1.39
Propane swaps	11,466	$0.74
2020
Natural gasoline swaps	1,890	$1.39
Propane swaps	4,284	$0.74

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

	As of June 30, 2018			As of December 31, 2017
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Natural gas derivative contracts (1)	$664	$(635)	$29	$1,332	$(1,054)	$278
Crude oil derivative contracts (2)	—	(50,180)	(50,180)	—	(13,404)	(13,404)
NGL derivative contracts	—	(1,993)	(1,993)	—	—	—
Total derivative instruments	664	(52,808)	(52,144)	1,332	(14,458)	(13,126)
Less:
Netting adjustments (3)	608	(608)	—	1,332	(1,332)	—
Derivative instruments - current	—	(24,096)	(24,096)	—	(8,959)	(8,959)
Derivative instruments - long-term	$56	$(28,104)	$(28,048)	$—	$(4,167)	$(4,167)

(1)	The fair value of our natural gas basis swaps, included herein, was $152 at June 30, 2018.
(2)	The fair value of our oil roll swaps, included herein, was $(228) at June 30, 2018.
(3)

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

“Derivative (losses) gains” in the consolidated statements of operations are comprised of the following:

	Successor				Predecessor
	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017
Change in fair value of commodity price derivatives	$(26,761)	$16,811	$(39,018)	$3,004	$46,721
Settlements (paid) received on commodity price derivatives	(5,525)	6,663	(9,769)	8,355	1,285
Total derivative (losses) gains	$(32,286)	$23,474	$(48,787)	$11,359	$48,006

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

Recurring fair value measurements

As of June 30, 2018, and December 31, 2017, our financial instruments recorded at fair value on a recurring basis consisted of commodity derivative contracts (see “Note 6—Derivative instruments”). We had no Level 1 assets or liabilities. Our derivative contracts classified as Level 2 consisted of commodity price swaps and oil roll swaps which are valued using an income approach. Future cash flows from the commodity price swaps are estimated based on the difference between the fixed contract price and the underlying published forward market price. Our derivative contracts classified as Level 3 consisted of collars and natural gas basis swaps. The fair value of these contracts is developed by a third-party pricing service using a proprietary valuation model, which we believe incorporates the assumptions that market participants would have made at the end of each period. Observable inputs include contractual terms, published forward pricing curves, and yield curves. Significant unobservable inputs are implied volatilities and proprietary pricing curves. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. We review these valuations and the changes in the fair value measurements for reasonableness. All derivative instruments are recorded at fair value and include a measure of our own nonperformance risk for derivative liabilities or our counterparty credit risk for derivative assets.

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited)

(dollars in thousands, except per share amounts)

The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of June 30, 2018			As of December 31, 2017
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$512	$(51,830)	$(51,318)	$1,332	$(14,163)	$(12,831)
Significant unobservable inputs (Level 3)	152	(978)	(826)	—	(295)	(295)
Netting adjustments (1)	(608)	608	—	(1,332)	1,332	—
	$56	$(52,200)	$(52,144)	$—	$(13,126)	$(13,126)

(1)

Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty. Positive and negative positions with counterparties are netted on the balance sheet only to the extent that they relate to the same current versus noncurrent classification.

Changes in the fair value of our derivative instruments, classified as Level 3 in the fair value hierarchy, were as follows for the periods presented:

	Successor		Predecessor
		Period from	Period from
	Six months	March 22, 2017	January 1, 2017
	ended	through	through
Net derivative assets (liabilities)	June 30, 2018	June 30, 2017	March 21, 2017
Beginning balance	$(295)	$715	$(98)
Realized and unrealized (losses) gains included in derivative (losses) gains	(990)	190	813
Settlements paid	459	—	—
Ending balance	$(826)	$905	$715
(Losses) gains relating to instruments still held at the reporting date included in derivative (losses) gains for the period	$(678)	$190	$813

Nonrecurring fair value measurements

Asset retirement obligations. Additions to the asset and liability associated with our asset retirement obligations are measured at fair value on a nonrecurring basis. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the first six months of 2018 and 2017 were escalated using an annual inflation rate of 2.26% and 2.30%, respectively. The estimated future costs to dispose of properties added during the six months ended June 30, 2018, were discounted with a credit-adjusted risk-free rate ranging from 6.92% to 8.68%. For the properties added during the period from March 22, 2017, through June 30, 2017, a credit-adjusted risk-free rate range from 5.20% to 7.63% was used. These estimates may change based upon future inflation rates and changes in statutory remediation rules. See “Note 8—Asset retirement obligations” for additional information regarding our asset retirement obligations.

Fair value of other financial instruments

Our significant financial instruments, other than derivatives, consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and debt. We believe the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments.

The carrying value and estimated fair value of our debt were as follows:

	June 30, 2018		December 31, 2017
Level 2	Carrying value (1)	Estimated fair value	Carrying value (1)	Estimated fair value
8.75% Senior Notes due 2023	$300,000	$302,430	$—	$—
New Credit Facility	—	—	127,100	127,100
Other secured debt	9,273	9,273	9,177	9,177

(1)	The carrying value excludes deductions for debt issuance costs.

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

Counterparty credit risk

Our derivative contracts are executed with institutions, or affiliates of institutions, that are parties to our credit facilities at the time of execution, and we believe the credit risks associated with all of these institutions are acceptable. We do not require collateral or other security from counterparties to support derivative instruments. Master agreements are in place with each of our derivative counterparties which provide for net settlement in the event of default or termination of the contracts under each respective agreement. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivatives. Our loss is further limited as any amounts due from a defaulting counterparty that is a Lender, or an affiliate of a Lender, under our credit facilities can be offset against amounts owed to such counterparty Lender. As of June 30, 2018, the counterparties to our open derivative contracts consisted of five financial institutions, of which all were lenders under our New Credit Facility.

The following table summarizes our derivative assets and liabilities which are offset in the consolidated balance sheets under our master netting agreements. It also reflects the amounts outstanding under our credit facilities that are available to offset our net derivative assets due from counterparties that are lenders under our credit facilities.

	Offset in the consolidated balance sheets			Gross amounts not offset in the consolidated balance sheets
	Gross assets (liabilities)	Offsetting assets (liabilities)	Net assets (liabilities)	Derivatives (1)	Amounts outstanding under credit facilities (2)	Net amount
June 30, 2018
Derivative assets	$664	$(608)	$56	$(56)	$—	$—
Derivative liabilities	(52,808)	608	(52,200)	56	—	(52,144)
	$(52,144)	$—	$(52,144)	$—	$—	$(52,144)
December 31, 2017
Derivative assets	$1,332	$(1,332)	$—	$—	$—	$—
Derivative liabilities	(14,458)	1,332	(13,126)	—	—	(13,126)
	$(13,126)	$—	$(13,126)	$—	$—	$(13,126)

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

We did not post additional collateral under any of these contracts as all of our counterparties are secured by the collateral under our credit facilities. Payment on our derivative contracts could be accelerated in the event of a default on our New Credit Facility. The aggregate fair value of our derivative liabilities subject to acceleration in the event of default was $52,808 before offsets at June 30, 2018.

Note 8: Asset retirement obligations

The following table provides a summary of our asset retirement obligation activity:

Balance, January 1, 2018	$35,990
Liabilities incurred in current period	556
Liabilities settled or disposed in current period	(2,142)
Revisions in estimated cash flows	556
Accretion expense	1,051
Balance, June 30, 2018	$36,011
Less current portion included in accounts payable and accrued liabilities	2,465
Asset retirement obligations, long-term	$33,546

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited)

(dollars in thousands, except per share amounts)

See “Note 7—Fair value measurements” for additional information regarding fair value assumptions associated with our asset retirement obligations.

We estimate our asset retirement obligation will be reduced by approximately $9,444 as a result of the divestitures we closed on in July 2018. See Note 11—“Divestitures” for additional information regarding our divestitures.

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

A summary of compensation expense for the Cash LTIP is presented below:

	Successor				Predecessor
				Period from	Period from
	Three months	Three months	Six months	March 22, 2017	January 1, 2017
	ended	ended	ended	through	through
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	March 21, 2017
Cash LTIP expense (net of amounts capitalized)	$193	$594	$288	$607	$5
Cash LTIP awarded	47	3,321	47	3,321	—
Cash LTIP payments	—	—	17	—	42

As of June 30, 2018, the outstanding liability accrued for our Cash LTIP, based on requisite service provided, was $2,000.

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

Pursuant to the MIP, we have granted restricted stock to employees and members of our Board of Directors (the “Board”). Of the grants awarded to employees, 75% were comprised of shares that are subject to service vesting conditions (the “Time Shares”) and 25% were comprised of shares that are subject to performance or market-based vesting conditions (the “Performance Shares”). All grants to the Board were Time Shares.

Both the Time and Performance Shares are classified as equity-based awards. Compensation cost is generally recognized and measured according to the grant date fair value of the awards which are based on the market price of our common stock for awards with service and performance conditions.

The Time Shares vest in equal annual installments over the three -year vesting period. The Performance Shares vest in three tranches annually according to performance or market-based conditions established each year which generally relate to profitability, stock returns, drilling results and other strategic goals.

As of June 30, 2018, performance or market-based goals have not been established for Performance Shares allocated for vesting subsequent to 2018 and hence a grant date with respect to those tranches has not been established for accounting purposes and expense

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited)

(dollars in thousands, except per share amounts)

has not been recognized thus far. Vesting conditions for Performance Shares vesting in 2018 were established and approved by our Board in May 2018 and we have commenced recognizing expense for the related shares in the second quarter of 2018. Of the Performance Shares scheduled for vesting in 2018, 20% are allocated to a market condition that is based on our stock return relative to a group of peer companies. The fair value of these market condition shares was estimated utilizing a Monte Carlo simulation with stock price volatility, the risk free rate, dividend yields and stock price correlation among peer companies as primary inputs into the model.

A summary of our restricted stock activity pursuant to our MIP is presented below:

	Time Shares			Performance Shares
	Weighted average award date fair value	Restricted shares	Vest date fair value	Weighted average award date fair value	Restricted shares
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2018	$20.11	1,403,626		$20.15	269,476
Granted	$18.75	41,250		$18.75	13,750
Vested	$20.05	(435,980)	$7,717	$—	—
Forfeited	$20.05	(130,972)		$20.05	(34,481)
Unvested and outstanding at June 30, 2018	$20.09	877,924		$20.10	248,745

Stock-based compensation cost

Compensation cost is calculated net of forfeitures. As allowed by recent accounting guidance, we recognize the impact of forfeitures due to employee terminations on expense as they occur instead of incorporating an estimate of such forfeitures. For awards with performance conditions, we will assess the probability that a performance condition will be achieved at each reporting period to determine whether and when to recognize compensation cost. For awards with market conditions, expense is recognized on the entire value of the award regardless of the vesting outcome so long as the participant remains employed.

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

	Successor				Predecessor
	Three months ended June 30, 2018	Three months ended June 30, 2017 (1)	Six months ended June 30, 2018	Period from March 22, 2017 through June 30, 2017 (1)	Period from January 1, 2017 through March 21, 2017
Stock-based compensation cost	$2,335	$—	$7,915	$—	$194
Less: stock-based compensation cost capitalized	(664)	—	(1,621)	—	(39)
Stock-based compensation expense	$1,671	$—	$6,294	$—	$155
Number of vested shares repurchased	192,976	—	256,895	—	—
Payments for stock-based compensation	$3,449	$—	$4,872	$—	$—

___________________________

(1)	There were no outstanding awards during these periods.

Based on a quarter end market price of $18.90 per share of our common stock, the aggregate intrinsic value of all restricted shares outstanding was $21,294 as of June 30, 2018. The repurchases of shares and associated payments disclosed above were primarily for tax withholding. As of June 30, 2018, and December 31, 2017, accrued payroll and benefits payable included $0 and $0, respectively, for stock-based compensation costs expected to be settled within the next twelve months. Unrecognized stock-based compensation cost of approximately $11,976 as of June 30, 2018, is expected to be recognized over a weighted-average period of 1.2 years.

Note 10: Commitments and contingencies

Standby letters of credit (“Letters”) available under our New Credit Facility are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had Letters outstanding totaling $828 as of June 30, 2018, and December 31, 2017. When amounts under the Letters are paid by the lenders, interest accrues on the amount paid

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited)

(dollars in thousands, except per share amounts)

at the same interest rate applicable to borrowings under the New Credit Facility. No amounts were paid by the lenders under the Letters; therefore, we paid no interest on the Letters during the six months ended June 30, 2018 or 2017.

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

Martha Donelson and John Friend, on behalf of themselves and on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On August 11, 2014, an alleged class action was filed against us, as well as several other operators in Osage County, in the United States District Court for the Northern District of Oklahoma, alleging claims on behalf of the named plaintiffs and all similarly situated Osage County land owners and surface lessees. The plaintiffs challenged leases and drilling permits approved by the Bureau of Indian Affairs without the environmental studies allegedly required under the National Environmental Policy Act (NEPA). The plaintiffs assert claims seeking recovery for trespass, nuisance, negligence and unjust enrichment. Relief sought includes declaring oil and natural gas leases and drilling permits obtained in Osage County without a prior NEPA study void ab initio, removing us from all

Chaparral Energy, Inc. and subsidiaries

Condensed notes to consolidated financial statements (unaudited)

(dollars in thousands, except per share amounts)

properties owned by the class members, disgorgement of profits, and compensatory and punitive damages. On March 31, 2016, the Court dismissed the case against all defendants as an improper challenge under NEPA and the Administrative Procedures Act. On April 29, 2016, the plaintiffs filed motions to alter or amend the court’s opinion and vacate the judgment, and to file an amended complaint to cure the deficiencies which the court found in the dismissed complaint. On May 20, 2016, the Company filed a Notice of Suggestion of Bankruptcy, and as a result has not responded to the plaintiffs’ motions. After plaintiff’s motion for reconsideration was denied, plaintiffs filed a Notice of Appeal with the Tenth Circuit Court of Appeals on December 6, 2016. Oral argument regarding the appeal was held on November 14, 2017, and on April 5, 2018, the Tenth Circuit affirmed the dismissal. Plaintiffs petitioned for rehearing on May 21, 2018.

We anticipate any monetary liability related to this claim will be discharged. We dispute plaintiffs’ allegations and dispute that the case meets the requirements for a class action.

Lisa West and Stormy Hopson, individually and as class representatives on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On February 18, 2016, an alleged class action was filed against us, as well as several other operators in the District Court of Pottawatomie County, State of Oklahoma, alleging claims on behalf of named plaintiffs and all similarly situated persons having an insurable real property interest in eight counties in central Oklahoma (the “Class Area”). The plaintiffs allege the oil and gas operations conducted by us and the other defendants have induced earthquakes in the Class Area. The plaintiffs did not seek damages for property damage, instead asked the court to require the defendants to reimburse plaintiffs and class members for earthquake insurance premiums from 2011 through the time at which the court determines there is no longer a risk of induced earthquakes, as well as attorney fees and costs and other relief. We responded to the petition, denied the allegations and raised a number of affirmative defenses. On March 18, 2016, the case was removed to the United States District Court for the Western District of Oklahoma under the Class Action Fairness Act. On May 20, 2016, we filed a Notice of Suggestion of Bankruptcy, informing the court that we had filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On October 14, 2016, the plaintiffs filed an Amended Complaint adding additional defendants and increasing the Class Area to 25 Central Oklahoma counties. Other defendants filed motions to dismiss the action which was granted on May 12, 2017. On July 18, 2017, plaintiffs filed a Second Amended Complaint adding additional named plaintiffs as putative class representatives and adding three additional counties to the putative class area. In the Second Amended Complaint, plaintiffs seek damages for nuisance, negligence, abnormally dangerous activities, and trespass. Due to Chaparral’s bankruptcy, plaintiffs specifically limit alleged damages related to Chaparral’s disposal activities occurring after our emergence from bankruptcy on March 21, 2017. We moved to dismiss the Second Amended Complaint on September 15, 2017. On August 13, 2018, the court granted our motion to dismiss.

Plaintiffs’ attorneys filed a proof of claim on behalf of the putative class claiming in excess of $75,000 in our Chapter 11 Cases. We filed an objection to class treatment of the proof of claim filed by the West plaintiffs in our Bankruptcy proceeding. The Bankruptcy Court had a hearing on our objection and on February 9, 2018, granted our objection to class treatment of the proof of claim. We dispute the plaintiffs’ claims, dispute that the case meets the requirements for a class action, dispute the remedies requested are available under Oklahoma law, and are vigorously defending the case.

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

Lacheverjuan Bennett et al. v. Chaparral Energy, L.L.C., et al.  On March 26, 2018, a group of twenty-seven individual plaintiffs filed a lawsuit in the District Court of Logan County, State of Oklahoma against twenty-three named defendants, including us, and twenty-five unnamed defendants. Plaintiffs are all property owners and residents of Logan County, Oklahoma, and allege the defendants, all oil and gas companies which have engaged in injection well operations, induced earthquakes which have caused damage to real and personal property, and caused emotional damages. Plaintiffs claim absolute liability for ultra-hazardous activities, negligence, gross negligence, public and private nuisance, and trespass, and ask for compensatory and punitive damages, and attorney fees and costs. Jointly with other defendants, we filed a motion to stay the proceedings pending resolution of Lisa West et al. v. ABC Oil Company, Inc. We dispute the plaintiffs’ claims, dispute the remedies requested are available under Oklahoma law, and are vigorously defending the case.

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

We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases, capital leases and purchase obligations. Our operating leases primarily relate to CO2 compressors and office equipment while our capital leases are related to the sale and subsequent leaseback of CO2 compressors. In conjunction with the sale of our EOR assets in November 2017, all CO2 compressors were subleased to the buyer of those assets although we remain the primary obligor in relation to U.S. Bank. The subleases are structured such that the lease payments and remaining lease terms are identical to the original leases. Our purchase obligations as of June 30, 2018, include contracts for three drilling rigs with terms of less than one year. Other than the changes described herein, the issuance of Senior Notes and repayment of the New Credit Facility described in “Note 4—Debt and capital leases,” there were no material changes to our contractual commitments since December 31, 2017.

Note 11: Divestitures

In June 2018, we closed on certain non-core asset divestitures resulting in proceeds of approximately $6,913 followed by an additional divestiture of non-core assets for proceeds of $3,311 in July 2018.

On July 27, 2018, we closed on additional non-core asset divestitures of properties in the Oklahoma/Texas Panhandle for gross cash proceeds before selling costs of $17,125 and the conveyance of $629 in liabilities to the buyer, all of which are subject to customary post-close adjustments. The purchaser of these assets is a company affiliated with Mark A. Fischer, our former Chief Executive Officer and former Chairman of the Board.

As the properties above did not represent a material portion of our oil and natural gas reserves, individually or in the aggregate, no gain or loss was recognized on these disposals and instead, we reduced our full cost pool by the amount of the net proceeds without significant alteration to our depletion rate.

As discussed previously in Note 4— Debt and capital leases, in connection with the various divestitures disclosed above, effective July 27, 2018, the borrowing base under our New Credit Facility was reduced by $20,000.

We have recently entered into service agreements with two providers to dispose, via pipeline or truck, salt water produced by our wells within areas that encompass Kingfisher, Garfield and Canadian Counties, Oklahoma. The agreements covering Kingfisher and Garfield Counties, Oklahoma are for 15 years and specify fixed rates per barrel according to age of the well. The agreement covering Canadian County, Oklahoma is for 5 years and specifies per barrel rates that vary according to volume of water disposed.  Additionally, we are currently negotiating terms for the sale of our salt water disposal assets in Kingfisher and Garfield Counties to one of these service providers that, if consummated, is expected to result in proceeds of approximately $11,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 9, 2016, Chaparral Energy, Inc. and its subsidiaries including Chaparral Energy, L.L.C., Chaparral Resources, L.L.C., Chaparral Real Estate, L.L.C., Chaparral CO2 , L.L.C., CEI Pipeline, L.L.C., CEI Acquisition, L.L.C., Green Country Supply, Inc., Chaparral Biofuels, L.L.C., Chaparral Exploration, L.L.C., and Roadrunner Drilling, L.L.C. filed voluntary petitions seeking relief under Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) commencing cases for relief under Chapter 11 of the Bankruptcy Code. On March 10, 2017, the Bankruptcy Court confirmed our Reorganization Plan and on March 21, 2017 (the “Effective Date”), the Reorganization Plan became effective and we emerged from bankruptcy. References to "Successor" relate to the financial position and results of operations of the reorganized company subsequent to the Effective Date while references to "Predecessor" relate to the financial position and results of operations prior to, and including the Effective Date.

The following discussion and analysis is intended to assist in understanding our financial condition and results of operations for the three and six months ended June 30, 2018 (Successor), the three months ended June 30, 2017 (Successor), and the periods of March 22, 2017, through March 31, 2017 (Successor) and January 1, 2017, through March 21, 2017 (Predecessor). The information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this quarterly report as well as the information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, though as described below, such prior financial statements may not be comparable to our interim financial statements due to the adoption of fresh-start accounting.

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

Highlights

Our financial and operating performance in the second quarter of 2018 includes the following highlights:

•

On June 29, 2018, we completed our offering of $300.0 million of senior unsecured notes due 2023 which provided net proceeds, after deducting estimated issuance costs, of $292.0 million. Upon receipt of the offering proceeds, we repaid the entire $243.1 million outstanding balance on our New Revolver with the remaining proceeds to be used for general corporate purposes.

•	We incurred a net loss of $22.0 million during the quarter which included a $26.8 million non-cash fair value loss on our derivatives.
•	We brought online 17 new gross operated wells during the second quarter, 11 of which were part of our joint drilling program discussed below.
•

Net production from our STACK play was 1,201 MBoe and 2,308 MBoe for the three and six months ended June 30, 2018, an increase of 44% and 47% from the prior year periods. This pattern of growth underscores our sole focus on developing the STACK.

•	Our oil and natural gas capital expenditures for the six months ended June 30, 2018, was $191.0 million, with $92.7 million incurred for drilling and completions and $92.6 million on acquisitions.
•	We increased our oil and natural gas capital budget for 2018 to $300 million to $325 million.
•

On July 24, 2018, we transferred our stock exchange listing for our Class A common stock from the OTCQB market to the New York Stock Exchange (NYSE) and began trading under the new ticker symbol “CHAP.” Upon the opening of NYSE trading, our Class A common stock ceased trading under the symbol “CHPE” on the OTCQB market.

Capital development

We incurred capital expenditures of $191.0 million for the six months ended June 30, 2018, of which $92.7 million was for drilling and completions, which included bringing online five wells drilled in the prior year, drilling and bringing online six wells, drilling four wells scheduled to be brought online in the second half of 2018, and participating in wells operated by others. We are currently operating three horizontal drilling rigs in the STACK. Our drilling activity in 2018 will encompass drilling wells in Kingfisher, Canadian and Garfield counties in Oklahoma. Our capital expenditures for the six months ended June 30, 2018, also includes $92.6 million on acquisitions, of which the majority is comprised of our 7,000 acre Kingfisher County leasehold purchase in January 2018. In August 2018, our Board approved an increase to our oil and natural gas capital budget resulting in an expanded budget with a range of $300.0 million to $325.0 million. Our capital budget was expanded to recognize working interest increases in certain wells we have recently drilled, additional leasehold acquisitions when attractive opportunities were available, cost inflation in oilfield services and the addition of a fourth drilling rig scheduled for the fourth quarter of the year.

Joint development agreement

In 2017, we entered into a joint development agreement (“JDA”) with BCE Roadrunner, LLC, a wholly-owned subsidiary of Bayou City Energy (“BCE”), pursuant to which BCE will fund 100 percent of our drilling, completion and equipping costs associated with 30 STACK wells. The provisions of the JDA are described more fully in “Note 1—Nature of operations and summary of significant accounting policies” in Item 1. Financial Statements of this report. During the six months ended June 30, 2018, we drilled 16 wells, of which 11 were brought online and five scheduled to be brought online in the second half of the year, and brought online one well drilled in the prior year. As of June 30, 2018, we have drilled 20 wells under the JDA, of which 15 have been brought online.

Our drilling and completion costs to date have exceeded the well cost caps specified under the JDA primarily due to inflation in the cost of oilfield services as a result of the rebound in industry conditions. In our negotiation with BCE to cover the inflationary cost increases, BCE had indicated willingness to increase the per well cost caps on remaining wells in exchange for adding more wells to the current program. Since we have achieved our goal of utilizing the JDA as a means to delineate our acreage in Garfield and Canadian counties, Oklahoma, we do not currently plan for any expansion of the JDA. We have therefore recognized $6.4 million in cumulative costs exceeding the cost caps for the six months ended June 30, 2018, and estimate that an additional $4.9 million of increases will be incurred and recognized on remaining wells in the JDA. These increases to our capital expenditures do not change our pre-reversionary interest of 15%.

Price uncertainty and the full-cost ceiling impairment

Recent commodity price improvement has increased our price per barrel of crude oil by approximately 42% during the second quarter of 2018 compared to the prior year quarter. However, oil and natural gas prices fluctuate widely. We generally hedge a substantial portion of our expected future oil and natural gas production to reduce our exposure to commodity price decreases as disclosed in Item 3. Quantitative and Qualitative Disclosures About Market Risk. The prices we receive for our oil and natural gas production affect our: (i) cash flow available for capital expenditures, (ii) ability to borrow and raise additional capital, (iii) ability to service debt, (iv) quantity of oil and natural gas we can produce, (v) quantity of oil and natural gas reserves, and (vi) operating results for oil and natural gas activities.

Price volatility also impacts our business through the full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending on the balance sheet date. Since the prices used in the cost ceiling are based on a trailing 12-month period, the full impact of price changes on our financial statements may not be recognized immediately but could be spread over several reporting periods. Ceiling test write-downs were not required during the six months ended June 30, 2018.

Results of operations

Production

Production volumes by area were as follows (MBoe):

	Successor				Predecessor
	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017
STACK Areas:
STACK - Kingfisher County	533	516	1,210	571	423
STACK - Canadian County	347	204	596	217	142
STACK - Garfield County	260	71	405	79	57
STACK - Other	61	45	97	48	34
Total STACK Areas	1,201	836	2,308	915	656
EOR Areas	—	521	—	579	445
Other	594	822	1,224	912	695
Total	1,795	2,179	3,532	2,406	1,796

Our total net production of 1,795 MBoe for the three months ended June 30, 2018, decreased approximately 18% compared to net production for the prior year quarter. For the six months ended June 30, 2018, our net production of 3,532 MBoe decreased approximately 16% compared to net production for comparable period in 2017. The decreases were primarily a result of the sale of our EOR assets in November 2017 partially offset by production growth in our STACK Area. Excluding production from divested EOR assets, net production increased 8% and 11% for the three and six months ended June 30, 2018, respectively, compared to the prior year periods due to production growth from our STACK play. Net production from our STACK play was 1,201 MBoe and 2,308 MBoe for the three and six months ended June 30, 2018, an increase of 44% and 47% from the prior year periods. This pattern of growth underscores our sole focus on developing the STACK.

Revenues and transportation and processing

Our commodity sales are derived from the production and sale of oil, natural gas and natural gas liquids. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Effective January 1, 2018, we adopted new accounting guidance relating to revenue recognition. While our assessment of the new guidance did not indicate a material impact on prior and future net income, the new guidance requires us to classify certain costs for gathering, transportation and processing of gas as part of the transaction price rather than reported expense. Accordingly, amounts previously reported as “Transportation and processing” on our statement of operations are reflected as a revenue deductions beginning in January 1, 2018. Since we are adopting the new guidance using the modified retrospective approach, the reclassification of transportation and processing costs as a revenue deduction will be reflected prospectively while these charges will continue to be reflected as an expense on our statement of operations for fiscal periods prior to January 1, 2018.

The following table presents information about our production and commodity sales before the effects of commodity derivative settlements:

	Successor				Predecessor
	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017
Commodity sales (in thousands):
Oil	$42,752	$57,598	$85,802	$63,828	$51,847
Natural gas	8,390	9,669	17,126	10,454	9,140
Natural gas liquids	11,120	6,781	20,711	7,574	5,544
Gross commodity sales	$62,262	$74,048	$123,639	$81,856	$66,531
Transportation and processing	(3,835)	—	(7,323)	—	—
Net commodity sales	$58,427	$74,048	$116,316	$81,856	$66,531
Production:
Oil (MBbls)	645	1,234	1,342	1,368	1,036
Natural gas (MMcf)	4,164	3,598	7,952	3,942	3,046
Natural gas liquids (MBbls)	456	345	865	381	252
MBoe	1,795	2,179	3,532	2,406	1,796
Average daily production (Boe/d)	19,725	23,945	19,514	23,822	22,450
Average sales prices (excluding derivative settlements):
Oil per Bbl	$66.28	$46.68	$63.94	$46.66	$50.05
Natural gas per Mcf	$2.01	$2.69	$2.15	$2.65	$3.00
NGLs per Bbl	$24.39	$19.66	$23.94	$19.88	$22.00
Transportation and processing per Boe	$(2.14)	$—	$(2.07)	$—	$—
Average sales price per Boe	$32.55	$33.98	$32.93	$34.02	$37.04

Our gross commodity sales (excludes transportation and processing deductions) for the three and six months ended June 30, 2018, of $62.3 and $123.6 million, respectively, decreased approximately 16% and 17% compared to gross commodity sales for the prior year periods. The decrease for the three months ended June 30, 2018, compared to the prior year quarter is due to a decrease crude oil production and lower natural gas prices partially offset by increases in natural gas and natural gas liquids production and higher crude oil and natural gas liquids prices. These same trends also resulted in the decrease in gross commodity sales for the six months ended June 30, 2018, compared to the prior year period.

Since production from our divested EOR assets was predominantly in crude oil, our net crude oil production for the three and six months ended June 30, 2018, decreased 48% and 44%, respectively compared to the prior year periods. In the meantime, as a result of growth in our STACK play, our net natural gas production for the three and six months ended June 30, 2018, increased 16% and 14%, respectively, compared to the prior year periods and our net natural gas liquids production for the three and six months ended June 30, 2018, increased 32% and 37%, respectively, compared to the prior year periods.

	Three months ended June 30,		Six months ended June 30,
	2018 vs. 2017		2018 vs. 2017
(in thousands)	Sales change	Percentage change in sales	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$12,646	22.0%	$21,228	18.4%
Production	$(27,492)	(47.7)%	$(51,101)	(44.2)%
Total change in oil sales	$(14,846)	(25.7)%	$(29,873)	(25.8)%
Change in natural gas sales due to:
Prices	$(2,800)	(29.0)%	$(5,171)	(26.4)%
Production	$1,521	15.7%	$2,703	13.8%
Total change in natural gas sales	$(1,279)	(13.3)%	$(2,468)	(12.6)%
Change in natural gas liquids sales due to:
Prices	$2,157	31.8%	$2,785	21.2%
Production	$2,182	32.2%	$4,808	36.7%
Total change in natural gas liquids sales	$4,339	64.0%	$7,593	57.9%

Transportation and processing revenue deductions principally consist of deductions by our customers for costs to prepare and transport production from the wellhead to a specified sales point and processing costs of gas into natural gas liquids. Transportation and processing deductions were $3.8 million and $7.3 million for the three and six months ended June 30, 2018, respectively, representing increases of 25% and 34% compared to the prior year periods. Transportation and processing deductions were higher on a dollar basis as a result of increased production of natural gas and natural gas liquids as well as higher rates. The increases have been driven by production growth in our STACK area where we have experienced higher transportation and processing costs compared to our other operating areas due to new infrastructure being built in the area. We are also experiencing higher per unit costs associated with our non-operated wells and a larger proportion of gas production subject to fee based processing arrangements as opposed to percentage of proceeds (“POP”) arrangements.  In addition, transportation and processing deductions were higher on a per Boe basis due to our EOR asset divestiture where production from the divested asset was substantially all in the form of crude oil with no associated transportation and processing fees while natural gas and natural gas liquids comprise a larger proportion of our current production on a Boe basis.

	Successor				Predecessor
	Three months ended June 30, 2018 (1)	Three months ended June 30, 2017	Six months ended June 30, 2018 (1)	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017
Transportation and processing expenses (in thousands)	$—	$3,067	$—	$3,428	$2,034
Transportation and processing expenses per Boe	$—	$1.41	$—	$1.42	$1.13

______________________________________________

(1)	Transportation and revenue deductions for the three and six months ended June 30, 2018, were $3.8 million and $7.3 million, respectively or $2.14 per Boe and $2.07 per Boe, respectively.

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

During the second quarter of 2018, we entered into additional derivative contracts to hedge our exposure to natural gas liquids pricing, specifically propane and natural gasoline, natural gas basis differentials and the WTI NYMEX calendar month average roll (“oil roll”), which is a contractual component of our crude oil sales prices.

We closely monitor the fair value of our derivative contracts and may elect to settle a contract prior to its scheduled maturity date in order to lock in a gain or loss.

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements on realized prices:

	Successor				Predecessor
	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017
Oil (per Bbl):
Before derivative settlements	$66.28	$46.68	$63.94	$46.66	$50.05
After derivative settlements	$57.38	$51.76	$56.80	$52.48	$51.20
Post-settlement to pre-settlement price	86.6%	110.9%	88.8%	112.5%	102.3%
Natural gas liquids (per Bbl):
Before derivative settlements	$24.39	$19.66	$23.94	$19.88	$22.00
After derivative settlements	$24.46	*	$23.98	*	*
Post-settlement to pre-settlement price	100.3%	*	100.2%	*	*
Natural gas (per Mcf):
Before derivative settlements	$2.01	$2.69	$2.15	$2.65	$3.00
After derivative settlements	$2.06	$2.80	$2.13	$2.75	$3.03
Post-settlement to pre-settlement price	102.5%	104.1%	99.1%	103.8%	101.0%

________________________________

* Not applicable as we did not have NGL derivatives until the second quarter of 2018.

The estimated fair values of our oil, natural gas, and NGL derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

(in thousands)	June 30, 2018	December 31, 2017
Derivative (liabilities) assets:
Crude oil derivatives (1)	$(50,180)	$(13,404)
Natural gas derivatives (2)	29	278
NGL derivatives	(1,993)	—
Net derivative (liabilities) assets	$(52,144)	$(13,126)

(1)	The fair value of our oil roll swaps, included herein, was $(228) at June 30, 2018.
(2)	The fair value of our natural gas basis swaps, included herein, was $152 at June 30, 2018.

The effects of derivative activities on our results of operations and cash flows were as follows:

	Three months ended June 30,
	2018		2017
(in thousands)	Non-cash fair value adjustment	Settlements (paid) received	Non-cash fair value adjustment	Settlements (paid) received
Derivative (losses) gains:
Crude oil derivatives	$(24,347)	$(5,742)	$15,765	$6,269
Natural gas derivatives	(421)	182	1,046	394
NGL derivatives	(1,993)	35	—	—
Derivative (losses) gains	$(26,761)	$(5,525)	$16,811	$6,663

	Successor				Predecessor
	Six months ended June 30, 2018		Period from March 22, 2017 through June 30, 2017		Period from January 1, 2017 through March 21, 2017
(in thousands)	Non-cash fair value adjustment	Settlement gains	Non-cash fair value adjustment	Settlement gains	Non-cash fair value adjustment	Settlement gains
Derivative (losses) gains:
Crude oil derivatives	$(36,776)	$(9,582)	$2,115	$7,961	$42,819	$1,192
Natural gas derivatives	(249)	(222)	889	394	3,902	93
NGL derivatives	(1,993)	35	—	—	—	—
Derivative (losses) gains	$(39,018)	$(9,769)	$3,004	$8,355	$46,721	$1,285

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

Lease operating expenses

	Successor				Predecessor
(in thousands, except per Boe data)	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017
Lease operating expenses:
STACK Areas	$6,370	$3,353	$12,318	$3,721	$2,247
EOR Areas	—	9,202	—	10,671	8,488
Other	8,639	10,504	17,234	12,926	9,206
Total lease operating expenses	$15,009	$23,059	$29,552	$27,318	$19,941
Lease operating expenses per Boe:
STACK Areas	$5.30	$4.01	$5.34	$4.07	$3.43
EOR Areas	$—	$17.66	$—	$18.43	$19.07
Other	$14.54	$12.78	$14.08	$14.17	$13.25
Lease operating expenses per Boe	$8.36	$10.58	$8.37	$11.35	$11.10

Lease operating expenses (“LOE”) are sensitive to changes in demand for field equipment, services, and qualified operational personnel, which is driven by demand for oil and natural gas. However, the timing of changes in operating costs may lag behind changes in commodity prices.

LOE for the three months ended June 30, 2018, was $15.0 million, a decrease of 35% compared to the prior year quarter. The decrease was due to the divestiture of our EOR assets which were historically more expensive to operate than traditional industry operations due to the nature of operations along with the costs of recovery and recycling of CO2. LOE per Boe of $5.30 in our STACK Areas and $14.54 in our Other areas for the three months ended June 30, 2018, were 32% and 14% higher than the prior year quarter. These increases in LOE per Boe are the result of cost inflation in oilfield services which continues to occur in conjunction with the industry recovery and has led to markedly higher operating costs for items such as water hauling and disposal.

LOE for the six months ended June 30, 2018, was $29.6 million, a decrease of 37% compared to the prior year period. LOE per Boe of $5.34 in our STACK Areas and $14.08 in our Other areas for the six months ended June 30, 2018, were 40% and 2% higher than the prior year periods. The decrease in LOE on a dollar basis and increase in LOE on a per Boe basis are due to the same factors described above but are also impacted by our recognition of bonus expense. Provisions set by the Bankruptcy Court during the pendency of our bankruptcy prevented us from paying bonuses in the ordinary course of business. Pursuant to these provisions, we did not accrue bonuses during the entire pendency of our bankruptcy. Upon emergence, we recognized expense for the entire amount of our 2016 fiscal year bonus (paid in March 2017) while also accruing a pro rata portion of our 2017 fiscal year bonus. We have accrued bonuses in the ordinary course of business subsequent to our emergence. The bonus expense component of lease operating expense is disclosed in the table below:

	Successor				Predecessor
(in thousands)	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017
Bonus expense	$189	$418	$378	$2,437	$—

Production taxes (which include severance and valorem taxes)

	Successor				Predecessor
	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017
Production taxes (in thousands)	$2,768	$3,383	$5,445	$3,699	$2,417
Production taxes per Boe	$1.54	$1.55	$1.54	$1.54	$1.35

Production taxes for the three and six months ended June 30, 2018, of $2.8 million and $5.4 million, respectively, were 18% and 11% lower than the prior year periods. The decreases were a result of lower gross commodity sales partially offset by legislative increases in production tax rates as described below. Production taxes on a per Boe basis were relatively flat across the time periods despite the enacted production tax increases as our production mix has shifted towards a higher proportion of natural gas and natural gas liquids which are lower in value compared to crude oil on a per Boe basis.

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

Depreciation, depletion and amortization (“DD&A”)

	Successor				Predecessor
	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017
DD&A (in thousands):
Oil and natural gas properties (1)	$18,182	$28,519	$36,641	$31,674	$23,442
Property and equipment	2,225	2,332	4,872	2,591	1,473
Total DD&A	$20,407	$30,851	$41,513	$34,265	$24,915
DD&A per Boe:
Oil and natural gas properties (1)	$10.13	$13.09	$10.37	$13.16	$13.05
Other fixed assets	$1.24	$1.07	$1.38	$1.08	$0.82
Total DD&A per Boe	$11.37	$14.16	$11.75	$14.24	$13.87

_________________________________________

(1)	Includes accretion of asset retirement obligations

 We adjust our DD&A rate on oil and natural gas properties each quarter for changes in our estimates of oil and natural gas reserves and costs. The implementation of fresh start accounting upon emergence from bankruptcy whereupon the carrying value of our oil and gas properties and tangible property on our balance sheet was restated to fair value impacts the comparability of DD&A between Successor and Predecessor periods. Comparability of DD&A is also impacted by our EOR asset sale in November 2017, which resulted not only in the divestiture of more than half of our proved reserve volumes at the time but also resulted in the removal of a significant amount of future development costs to develop those assets. Notwithstanding transactions affecting comparability, oil and natural gas DD&A for the three and six months ended June 30, 2018, of $18.2 million and $36.6 million, respectively was 36% and 34% lower than the prior year periods due to lower production and a lower DD&A rate.

General and administrative expenses (“G&A”)

	Successor				Predecessor
(in thousands)	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017
G&A and cost reduction initiatives:
Gross G&A expenses	$11,051	$10,577	$24,985	$18,086	$8,117
Capitalized exploration and development costs	(2,861)	(1,604)	(5,288)	(3,369)	(1,274)
Net G&A expenses	8,190	8,973	19,697	14,717	6,843
Cost reduction initiatives	824	115	824	121	629
Net G&A and cost reduction initiatives	$9,014	$9,088	$20,521	$14,838	$7,472
Net G&A expense per Boe	$4.56	$4.12	$5.58	$6.12	$3.81
Net G&A and cost reduction initiatives per Boe	$5.02	$4.17	$5.81	$6.17	$4.16

The comparability of gross G&A expenses between 2018 and 2017 is materially impacted by stock compensation and the timing of our recognition of bonus expense. Stock compensation expense for the three and six months ended June 30, 2018, was due to requisite service costs under our new Management Incentive Plan which was adopted in August 2017. In contrast, we recorded an immaterial amount of stock compensation expense for the period from January 1 to March 21, 2017, in connection with our previous stock incentive plan, which was subsequently cancelled upon emergence from bankruptcy. We did not incur stock compensation expense for the period from March 21 to June 30, 2017, as there were no awards outstanding prior to our adoption of the Management Incentive Plan in August 2018. Provisions set by the Bankruptcy Court during the pendency of our bankruptcy prevented us from paying bonuses in the ordinary course of business. Pursuant to these provisions, we did not accrue bonuses during 2016 and during the entire pendency of our bankruptcy. Upon emergence, we recognized expense for the entire amount of our 2016 fiscal year bonus (paid in March 2017) and also accrued a pro rata estimate of our 2017 fiscal year bonus through that date. We have accrued bonuses in the ordinary course of business subsequent to our emergence.

The transactions affecting comparability are disclosed in the table below:

	Successor				Predecessor
(in thousands)	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017
Bonus expense, gross	$1,163	$1,399	$1,480	$7,980	$—
Stock compensation, gross	2,335	—	7,915	—	194
	$3,498	$1,399	$9,395	$7,980	$194

Other than the impact of the transactions described above, gross G&A expense was lower for the three and six months ended June 30, 2018, compared to the prior year periods, due to decreased salaries and benefits as a result of lower headcount and a decrease in professional fees incurred.

Cost reduction initiatives

Cost reduction initiatives include expenses related to our efforts to reduce our capital, operating and administrative costs in response to the deterioration of commodity prices. Substantially all our expenses for cost reduction initiatives are for one-time severance and termination benefits in connection with the layoffs.

Other

Other consists of the following (in thousands):

	Three months ended June 30, 2018	Six months ended June 30, 2018
Restructuring	$—	$425
Subleases	403	806
Total other expense	$403	$1,231

Restructuring expense. We previously incurred exit costs in conjunction with our EOR asset divestiture, which are predominantly comprised of one-time severance and termination benefits for the affected employees. The expense recorded in 2018 is a result of termination benefits for the final slate of employees terminated as a result of the divestiture.

Subleases. Our subleases are comprised of CO2 compressors that were previously utilized in our EOR operations and leased as capital and operating leases from U.S. Bank but are now subleased to the purchaser of our EOR assets (the “Sublessee”). Minimum payments under the subleases are equal to the original leases. Subsequent to the execution of the subleases, all payments received from the Sublessee are reflected as revenues on our statement of operations. Payments we make to U.S. Bank on the original operating leases are reflected in “Other” on our statement of operations while payments on the original capital leases are a reduction of debt and recognition of interest expense. With respect to the capital leases, we have reclassified the amount associated with these leases from the full cost amortization base to plant, property and equipment on our balance sheet and are amortizing the asset on a straight line basis prospectively. Please see “Note 1— Nature of operations and summary of significant accounting policies”,” Note 8— Debt”, and “Note 16— Commitments and contingencies” in Item 8. Financial Statement and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2017, which contains additional information about our leases.

Income taxes

We did not record any net deferred tax benefit for the three and six months ended June 30, 2018, as any deferred tax asset arising from the benefit is reduced by a valuation allowance as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured. Please see “Note 12—Income Taxes” in Item 8. Financial Statement and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2017, which contains additional information about our income taxes.

Other income and expenses

Interest expense. The following table presents interest expense for the periods indicated:

	Successor				Predecessor
(in thousands)	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017
New Credit Facility and Exit Revolver	$2,914	$1,487	$5,118	$1,701	$—
Senior Notes	146	—	146	—	—
Exit Term Loan including amortization of discount	—	3,465	—	3,912	—
Prior Credit Facility	—	—	—	—	5,193
Bank fees, other interest and amortization of issuance costs	673	640	1,361	683	917
Capitalized interest	(1,994)	(541)	(3,515)	(595)	(248)
Total interest expense	$1,739	$5,051	$3,110	$5,701	$5,862
Average borrowings (excluding amounts subject to compromise)	$243,815	$303,845	$230,625	$301,877	$470,915

Interest expense for the three months ended June 30, 2018, of $1.7 million was lower than interest expense for the three months ended June 30, 2017, of $5.1 million, due to a lower average balance of outstanding debt, lower interest rates and an increase in capitalized interest. Our outstanding debt for the second quarter of 2017 averaged approximately $303.8 million compared to our average of $243.8 million for the second quarter of 2018.  Debt during the second quarter of 2017 included an outstanding balance on the Exit Term Loan which carried a significantly higher interest rate than the revolving credit facility. While we no longer carried an outstanding balance on the Exit Term Loan in the current quarter, our outstanding revolver balance was higher in the current quarter compared to the prior year quarter.

Interest expense for the six months ended June 30, 2018, of $3.1 million decreased compared to the prior year period which comprised of $5.9 million for the period from January 1 to March 21, 2017, and $5.7 million for the period from March 22 to June 30, 2017. Interest was significantly lower in the current year not only due to a lower average balance of debt outstanding but also due to lower interest rates which was primarily comprised of the rate on our New Credit Facility. During the prior year, we incurred interest on our Exit Term Loan and on our Prior Credit Facility, both of which were at significantly higher rates. Interest was also lower in the current year due to an increase in capitalized interest.

Capitalized interest for the three and six months ended June 30, 2018, of $2.0 million and $3.5 million, respectively, increased compared to the prior year periods due to the larger carrying amount of unevaluated purchased non-producing leasehold during the past 12 months which was included our 7,000 acre leasehold purchase for $60.6 million in early January 2018.

As a result of applying fresh start accounting upon our emergence from bankruptcy, the carrying value of our unevaluated non-producing leasehold was significantly increased to reflect the fair value of our acreage in the STACK. In future periods subsequent to the adoption of fresh start accounting, we have not and will not be capitalizing interest related to the fresh start step-up of the carrying value of unevaluated acreage and instead  capitalized interest is calculated based only on the carrying value of actual purchased leasehold.

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

	Successor				Predecessor
	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017
Loss (gain) on the settlement of liabilities subject to compromise	$—	$—	$48	$—	$(372,093)
Fresh start accounting adjustments	—	—	—	—	(641,684)
Professional fees	480	1,070	1,469	1,690	18,790
Rejection of employment contracts	—	—	—	—	4,573
Write off unamortized issuance costs on Prior Credit Facility	—	—	—	—	1,687
Total reorganization items	$480	$1,070	$1,517	$1,690	$(988,727)

“Professional fees” in the table above is comprised of legal fees for continuing work to resolve outstanding bankruptcy claims and fees to the U.S. Bankruptcy Trustee, which we will continue to incur until our bankruptcy case is closed.

Liquidity and capital resources

Our internal sources of liquidity include cash flows from operations, receipts from or payments for commodity derivatives and asset divestitures. In 2018, asset divestitures are expected to be a significant source of liquidity where we expect to generate aggregate proceeds of $50 million to $60 million for the full year. Our external sources of liquidity are comprised of outstanding debt and occasional issuances of equity.

In June 2018, we closed on certain non-core asset divestitures resulting in proceeds of approximately $6.9 million followed by an additional divestiture in July 2018, for $3.3 million. On July 27, 2018, we closed on certain of our producing properties in the Oklahoma/Texas Panhandle for gross cash proceeds before selling costs of $17.1 million and the conveyance of $0.6 million in liabilities to the buyer. The final selling price is subject to customary post-close adjustments. Aggregate net production from the divested properties discussed above was 263,000 Boe for the six months ended June 30, 2018.  Subsequent to these divestitures, the borrowing base under our New Credit Facility was lowered by $20.0 million to $265.0 million effective July 27, 2018.

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

As of June 30, 2018, our cash balance was $68.4 million and we had $284.2 million of availability on our New Credit Facility, which was undrawn at the time. Shortly before the end of the second quarter, we closed on our offering of $300 million in aggregate principle amount of 8.75% Senior Notes where the proceeds were utilized to repay the entire outstanding balance on our New Credit Facility of $243.1 million and the remainder allocated for general corporate purposes. As of August 10, 2018, our cash balance was approximately $53.6 million with nothing drawn on our New Credit Facility and borrowing availability of $264.2 million. We continuously monitor our liquidity needs, coordinate our capital expenditure program with our expected cash flows, and evaluate our available alternative sources of liquidity. We believe that we have sufficient liquidity to fund our capital expenditures and day to day operations at a minimum for the next 12 months.

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

Sources and uses of cash

Our net change in cash is summarized as follows:

			Predecessor
(in thousands)	Six months ended June 30, 2018	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017
Cash flows provided by operating activities	$60,070	$6,491	$14,385
Cash flows used in investing activities	(179,453)	(50,914)	(28,010)
Cash flows provided by (used in) financing activities	160,092	16,567	(127,732)
Net increase (decrease) in cash during the period	$40,709	$(27,856)	$(141,357)

Our cash flows from operating activities is derived substantially from the production and sale of oil and natural gas. Cash flows from operating activities for the six months ended June 30, 2018, of $60.1 million increased compared to the prior year period which included $6.5 million for Successor period and of $14.4 million for the Predecessor period. The increase was primarily due to lower cash expenditures on professional fees related to our reorganization, lower cash interest paid and changes in working capital. In the meantime, reduction in operating cash flows from lower commodity sales was offset by lower cash operating expenses.

When available, we use the net cash provided by operations to partially fund our acquisition, exploration and development activities. During the first half of 2018, we also relied debt and cash on hand to help fund our capital expenditures.

Our cash flows from investing activities is comprised primarily of cash inflows from asset dispositions and derivative settlement receipts offset by cash outflows for capital expenditures and derivative settlement payments.

Our actual costs incurred, including costs that we have accrued for during the six months ended June 30, 2018, and our budgeted 2018 capital expenditures for oil and natural gas properties are summarized in the table below. In August 2018, our Board approved an increase to our capital budget as reflected in the table below. Our capital budget was expanded to recognize working interest increases in certain wells we have recently drilled, additional leasehold acquisitions when attractive opportunities were available, cost inflation in oilfield services and the addition of a fourth drilling rig scheduled for the fourth quarter of the year.

	Six months ended June 30, 2018			2018 Budget (1) (2)
(in thousands)	STACK	Other	Total	Low	High
Acquisitions	$92,630	$—	$92,630	$103,000	$108,000
Drilling	92,727	—	92,727	187,000	207,000
Enhancements	2,536	3,118	5,654	10,000	10,000
Total	$187,893	$3,118	$191,011	$300,000	$325,000

 ______________________________________________________

(1)	Budget categories presented include allocations of capitalized interest and general and administrative expenses.
(2)	Reflects an increase to the budget approved by our Board of Directors in August 2018.

Net cash used in investing activities during the six months ended June 30, 2018, was comprised of cash outflows for capital expenditure of $176.3 million and payments for derivative settlements of $9.8 million partially offset by proceeds from asset divestitures of $6.6 million. Capital expenditures during the six months ended June 30, 2018, included the closing payment of $54.8 million on our 7,000 acre leasehold purchase in January 2018. Net cash used in investing activities during the Successor period in 2017 was comprised of cash outflows for capital expenditure of $61.2 million, cash inflows from derivative settlement receipts of $8.4 million and cash inflows from asset disposals of $1.9 million. Net cash used in investing activities during the Predecessor period in 2017 was comprised of cash outflows for capital expenditure of $31.2 million, cash inflows from derivative settlement receipts of $1.3 million and cash inflows from asset disposals of $1.9 million.

Net cash from financing activities during the six months ended June 30, 2018, was comprised of cash inflows from the issuance of our Senior Notes of $300.0 million and from borrowings on our New Credit Facility of $116.0 million partially offset by cash outflows for repayment of debt and capital leases of $244.7 million, for debt financing costs of $6.3 million and for treasury stock repurchases of $4.9 million. Cash flows from financing activities during the Successor period in 2017 was comprised primarily of proceeds from debt of $18.0 million. Cash flows from financing activities during the Predecessor period in 2017 is comprised primarily of cash outflows for repayments of debt and capital leases of $445.4 million and payment of $2.4 million in debt issuance costs partially offset by cash inflows of $270.0 million from new borrowings and $50.0 million from an equity offering. The large repayments and borrowings of debt during the 2017 Predecessor period reflect the extinguishment of our Prior Credit Facility and establishment of our Exit Credit Facility upon our emergence from bankruptcy.

Indebtedness

Debt consists of the following as of the dates indicated:

(in thousands)	June 30, 2018	December 31, 2017
8.75% Senior Notes due 2023	$300,000	$—
New Credit Facility	—	127,100
Real estate mortgage notes	8,886	9,177
Capital lease obligations	13,031	14,361
Installment note payable	387	—
Unamortized issuance costs	(13,596)	(5,979)
Total debt, net	$308,708	$144,659

Credit facilities

The New Credit Facility is a $400.0 million facility collateralized by our oil and natural gas properties and is scheduled to mature on December 21, 2022. Availability under our New Credit Facility is subject to a borrowing base based on the value of our oil and natural gas properties and set by the banks semi-annually on May 1 and November 1 of each year. On June 29, 2018, we repaid $243.1 million representing the entire outstanding balance of the facility with proceeds from the issuance of our Senior Notes, disclosed below. Based on a borrowing base of $285.0 million, availability on the New Credit Facility as of June 30, 2018, after taking into account letters of credit on that date, was $284.2 million.

The New Credit Facility contains financial covenants that require, for each fiscal quarter, we maintain: (1) a Current Ratio (as defined in the New Credit Facility) of no less than 1.00 to 1.00, and (2) a Ratio of Total Debt to EBITDAX (as defined in the New Credit Facility) of no greater than 4.0 to 1.0 calculated on a trailing four-quarter basis. We were in compliance with these financials covenants as of June 30, 2018.

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

Under the New Credit Facility, in the event of asset divestitures which occur between scheduled borrowing base redeterminations, individually or in aggregate amounting to more than 5% of the borrowing base value assigned to the disposed assets, an automatic borrowing base reduction under the Triggering Disposition clause (as defined in the New Credit Facility) would occur. In conjunction with the Triggering Disposition clause, we executed a letter agreement (the “Letter Agreement”) with the lenders under our New Credit Facility. The Letter Agreement decreased the borrowing base by $20.0 million to $265.0 million following the closing of several non-core asset divestitures which included the divestiture of certain properties in the Oklahoma/Texas Panhandle, which closed on July 27, 2018, gross cash proceeds before selling costs of $17.1 million and the conveyance of $0.6 million in liabilities to the buyer (the “Marmaton Sale”), and two additional divestitures which closed in June 2018 for total proceeds of $6.9 million. The Letter Agreement, which was effective July 27, 2018, excludes the property divestitures above from future determinations of whether a Triggering Disposition has occurred. See further discussion about these divestitures in “Note 11 – Divestitures” in Item 1. Financial Statements of this report.

8.75% Senior Notes

On June 29, 2018, we issued at par $300.0 million in aggregate principal amount of our Senior Notes in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The estimated offering costs were $8.0 million resulting in net proceeds of $292.0 million, which we used to repay the New Credit Facility and for general corporate purposes.

The Senior Notes bear interest at a rate of 8.75% per year beginning June 29, 2018 (payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2019) and will mature on July 15, 2023.

The Senior Notes will be the Company’s senior unsecured obligations and will rank equal in right of payment with all of the Company’s existing and future senior indebtedness, senior to all of the Company’s existing and future subordinated indebtedness and effectively subordinated to all of the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness.

The indenture governing our Senior Notes contains certain covenants which limit our ability to:

•	incur additional indebtedness or issue certain preferred stock;

•	pay dividends or repurchase or redeem capital stock;

•	make certain investments;

•	incur certain liens;

•	enter into certain types of transactions with affiliates;

•	sell assets;

•	enter into agreements restricting their ability to pay dividends or make other payments;

•	consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; and

•	create unrestricted subsidiaries.

Upon an Event of Default (as defined in the Indenture), the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Senior Notes may declare the entire principal of, premium, if any, and accrued and unpaid interest, if any, on all the Senior Notes to be due and payable immediately.

Prior to July 15, 2020, the Company may, at its option, redeem all or, from time to time, a part of the Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus an applicable make-whole premium and accrued and unpaid interest, if any, to the date of redemption. On or after July 15, 2020, the Company may, at its option, redeem all or, from time to time, a part of the Notes at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably to par and accrued and unpaid interest, if any, to the date of redemption.

On any one or more occasions prior to July 15, 2020, the Company, at its option, may redeem up to 35% of the aggregate principal amount of the Notes with proceeds of one or more qualified equity offerings at a redemption price of 108.750% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, and liquidated damages provided that:

(1)	at least 60% of the aggregate principal amount of Notes issued under the Indenture remains outstanding after each such redemption; and
(2)	such redemption occurs within 180 days after the closing of any such qualified equity offering.

If the Company experiences certain kinds of changes of control, holders of the Senior Notes will be entitled to require the Company to purchase all or a portion of the Senior Notes at 101% of their principal amount, plus accrued and unpaid interest.

Our obligations under our outstanding Senior Notes have been fully and unconditionally guaranteed, on a joint and several basis, by all of our wholly owned subsidiaries.

Our description of the provisions above is qualified in its entirety by reference to the full and complete terms set forth in the Indenture, listed in this report as Exhibit 4.5.

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

Our purchase obligations as of June 30, 2018, include contracts for three drilling rigs with terms of less than one year. Other than the changes described herein, the issuance of Senior Notes and repayment of the New Credit Facility described in “Note 4—Debt and capital leases” in Item 1. Financial Statements of this report, there were no material changes to our contractual commitments since December 31, 2017.

Financial position

Although not directly comparable between Successor and Predecessor, we believe that the following discussion of material changes in our balance sheet may be useful:

(in thousands)	June 30, 2018	December 31, 2017	Change
Assets
Accounts receivable, net	68,619	60,363	8,256
Total oil and natural gas properties	1,138,239	992,353	145,886
Liabilities
Accounts payable and accrued liabilities	93,541	75,414	18,127
Revenue distribution payable	24,818	17,966	6,852
Long-term debt and capital leases	308,708	144,659	164,049
Derivative instruments	52,200	13,126	39,074
•	Accounts receivable increased as result of an increase in receivables from commodity sales.
•	The increase to oil and natural gas properties was primarily due to our capital expenditures in the current year partially offset by depreciation.
•	Accounts payable and accrued liabilities increased primarily as a result of due to increased capital activity.
•

Revenue distribution payable increased due to a lower average working interest in operated wells brought online in the current period resulting in a larger proportion of gross sales being attributable to our external working interest partners.

•

Long-term debt was higher in total due to additional drawings on our New Credit Facility, increasing the outstanding amount from $127.1 million at the end of 2017 to $243.1 million in June 2018 whereupon we issued $300.0 million in Senior Notes and utilized part of the proceeds to repay the entire balance on the New Credit Facility. The additional debt incurred during the year was primarily utilized for capital expenditures and for general corporate purposes.

•	Our liability for derivative instruments increased in magnitude as a result of an increase in forward commodity prices and due to the repricing of derivatives discussed previously.

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

The following tables provide a reconciliation of net (loss) income to adjusted EBITDA for the specified periods:

	Successor				Predecessor
(in thousands)	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Period from March 22, 2017 through June 30, 2017	Period from January 1, 2017 through March 21, 2017
Net (loss) income	$(21,993)	$21,365	$(33,435)	$1,682	$1,041,959
Interest expense	1,739	5,051	3,110	5,701	5,862
Income tax expense	—	37	—	38	37
Depreciation, depletion, and amortization	20,407	30,851	41,513	34,265	24,915
Non-cash change in fair value of derivative instruments	26,761	(16,811)	39,018	(3,004)	(46,721)
Impact of derivative repricing	(1,680)	—	(2,252)	—	—
Loss (gain) on settlement of liabilities subject to compromise	—	—	48	—	(372,093)
Fresh start accounting adjustments	—	—	—	—	(641,684)
Interest income	(1)	(5)	(2)	(5)	(133)
Stock-based compensation expense	1,671	—	6,294	—	155
(Gain) loss on sale of assets	(469)	863	575	863	(206)
Write-off of debt issuance costs, discount and premium	—	—	—	—	1,687
Restructuring, reorganization and other	480	1,185	1,469	1,811	24,297
Adjusted EBITDA	$26,915	$42,536	$56,338	$41,351	$38,075

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

(dollars in thousands)	June 30, 2018	December 31, 2017
Current assets per GAAP	$146,932	$95,894
Plus—Availability under New Credit Facility	284,172	157,072
Current assets as adjusted	$431,104	$252,966
Current liabilities per GAAP	$153,869	$117,075
Less—Current derivative instruments	(24,096)	(8,959)
Less—Current asset retirement obligation	(2,465)	(2,774)
Less—Current maturities of long term debt	(3,408)	(3,273)
Current liabilities as adjusted	$123,900	$102,069
Current ratio per GAAP	0.95	0.82
Current ratio for loan compliance	3.48	2.48

Critical accounting policies

For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Commodity prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our New Credit Facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our production for the six months ended June 30, 2018, our gross revenues from oil and natural gas sales would change approximately $2.2 million for each $1.00 change in oil and natural gas liquid prices and $0.8 million for each $0.10 change in natural gas prices.

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

The fair value of our outstanding derivative instruments at June 30, 2018, was a net liability of $52.1 million. Based on our outstanding derivative instruments as of June 30, 2018, summarized below, a 10% increase in the June 30, 2018, forward curves used to mark-to-market our derivative instruments would have increased our net liability position to $91.0 million, while a 10% decrease would have reduced our net liability position to $16.9 million.

Our outstanding oil derivative instruments as of June 30, 2018, are summarized below:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Purchased puts	Sold calls
July - September 2018
Oil swaps	515	$58.21	$—	$—
Oil collars	46	$—	$50.00	$60.50
Oil roll swaps	150	$0.59	$—	$—
October - December 2018
Oil swaps	515	$58.21	$—	$—
Oil collars	46	$—	$50.00	$60.50
Oil roll swaps	150	$0.59	$—	$—
January - March 2019
Oil swaps	391	$55.79	$—	$—
Oil roll swaps	150	$0.59	$—	$—
April - June 2019
Oil swaps	413	$56.17	$—	$—
Oil roll swaps	140	$0.55	$—	$—
July - September 2019
Oil swaps	372	$55.66	$—	$—
Oil roll swaps	120	$0.46	$—	$—
October - December 2019
Oil swaps	386	$55.96	$—	$—
Oil roll swaps	120	$0.46	$—	$—
January - March 2020
Oil swaps	394	$49.59	$—	$—
Oil roll swaps	120	$0.46	$—	$—
April - June 2020
Oil swaps	357	$49.42	$—	$—
Oil roll swaps	110	$0.42	$—	$—
July - September 2020
Oil swaps	375	$49.46	$—	$—
Oil roll swaps	90	$0.30	$—	$—
October - December 2020
Oil swaps	422	$49.68	$—	$—
Oil roll swaps	90	$0.30	$—	$—
January - March 2021
Oil swaps	134	$44.34	$—	$—
Oil roll swaps	90	$0.30	$—	$—
April - June 2021
Oil swaps	135	$44.34	$—	$—
Oil roll swaps	60	$0.30	$—	$—
July - September 2021
Oil swaps	136	$44.34	$—	$—
October - December 2021
Oil swaps	138	$44.34	$—	$—

Our outstanding natural gas derivative instruments as of June 30, 2018, are summarized below:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu
July - September 2018
Natural gas swaps	2,609	$2.87
Natural gas basis swaps	1,500	$0.70
October - December 2018
Natural gas swaps	2,519	$2.88
Natural gas basis swaps	1,500	$0.70
January - March 2019
Natural gas swaps	1,889	$2.80
Natural gas basis swaps	1,500	$0.70
April - June 2019
Natural gas swaps	1,878	$2.80
Natural gas basis swaps	1,000	$0.70
July - September 2019
Natural gas swaps	1,838	$2.81
October - December 2019
Natural gas swaps	2,027	$2.81
January - March 2020
Natural gas swaps	900	$2.77
April - June 2020
Natural gas swaps	900	$2.77
July - September 2020
Natural gas swaps	900	$2.77
October - December 2020
Natural gas swaps	900	$2.77

Our outstanding natural gas liquid derivative instruments as of June 30, 2018 are summarized below:

Period and type of contract	Volume Gallons	Weighted average fixed price per gallon
July - September 2018
Natural gasoline swaps	1,638	$1.55
Propane swaps	3,780	$0.88
October - December 2018
Natural gasoline swaps	1,512	$1.55
Propane swaps	3,528	$0.88
January - March 2019
Natural gasoline swaps	1,386	$1.39
Propane swaps	3,234	$0.74
April - June 2019
Natural gasoline swaps	1,302	$1.39
Propane swaps	2,940	$0.74
July - September 2019
Natural gasoline swaps	1,134	$1.39
Propane swaps	2,604	$0.74
October - December 2019
Natural gasoline swaps	1,134	$1.39
Propane swaps	2,688	$0.74
January - March 2020
Natural gasoline swaps	1,134	$1.39
Propane swaps	2,604	$0.74
April - June 2020
Natural gasoline swaps	756	$1.39
Propane swaps	1,680	$0.74

Interest rates.  At June 30, 2018, our New Credit Facility was undrawn. Borrowings on the New Credit Facility are subject to market rates of interest as determined from time to time by the banks. As of June 28, 2018, immediately prior to the closing of the Senior Notes, interest on the $243.1 million in borrowings were calculated at the Adjusted LIBO Rate, as defined under the New Credit Facility, plus the applicable margin, which resulted in a weighted average interest rate of 5.31% on the amount outstanding. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level under our New Credit Facility of $285.0 million, equal to our borrowing base at June 30, 2018, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $2.9 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018, at the reasonable assurance level.

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

During the second quarter of 2018, there have been no material changes in our risk factors from what we disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding Class A common stock repurchases made by the Company during the three months ended June 30, 2018.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2018	181,946	$17.70	N/A	N/A
May 1 - May 31, 2018	11,030	$20.81	N/A	N/A
June 1 - June 30, 2018	—	$—	N/A	N/A
Total	192,976	$17.88	N/A	N/A

(1)	All shares purchases relate to shares issued under our Management Incentive Program.
ITEM 5.	OTHER INFORMATION

On August 8, 2018, Chaparral Energy, Inc. (the “Company”) entered into a Support Agreement (the “Support Agreement”) with Contrarian Capital Management, L.L.C. and certain funds and accounts managed by Contrarian Capital Management, L.L.C.  and its affiliates (collectively “CCM”).

Pursuant to the Support Agreement, the Company (i) increased the number of directors on the Board of Directors (the “Board”) of the Company such that there would be one vacancy on the Board and (ii) elected Mr. Graham Morris to fill the newly created vacancy. Subject to CCM’s compliance with certain standstill and voting obligations, Mr. Morris will be included in the Company’s slate of director nominees for election at the 2019 annual meeting of stockholders.

The Company also agreed that CCM may replace Mr. Morris if he is unable or unwilling to serve on the Board at any time during the standstill period (as discussed below), subject to such replacement director meeting certain criteria as set forth in the Support Agreement.

The Support Agreement also includes, among other provisions, certain standstill and voting commitments by CCM, including a voting commitment that CCM will vote in favor of (i) any director nominees recommended by the Board to the stockholders for election and (ii) other routine matters submitted by the Board to the stockholders for a vote. The standstill period shall, subject to the Company’s compliance with the terms of the Support Agreement, extend until the date that is the earlier of (i) 30 days prior to the expiration of the Company’s advance notice period for (A) the 2020 annual meeting of stockholders or (B) any subsequent annual meeting of stockholders, should Mr. Morris or his replacement not be included on the Company’s slate of director nominees for such subsequent annual meeting and (ii) 120 days after Mr. Morris or his replacement ceases to serve on the Board. If CCM and its affiliate entities cease collectively to beneficially own the lesser of an aggregate of (i) at least 5% of the Company’s then outstanding shares of Common Stock and (ii) 2,324,906 shares of the Company’s Common Stock, Mr. Morris has agreed to resign from the Board. In addition, if CCM or any of its affiliates materially breaches the Support Agreement and fails to cure such breach, Mr. Morris has agreed to resign from the Board.

This description of the Support Agreement is qualified in its entirety by reference to the full text of the Support Agreement, which is attached hereto as Exhibit 10.4 in this report.

On August 9, 2018, effective August 9, 2018, the Board increased the size of the Board to eight members and elected Mr. Graham Morris as a member of the Board to fill the newly created vacancy and serve until the 2020 annual meeting of stockholders. In addition, Mr. Morris will provide to the Company an irrevocable resignation letter that will become effective, subject to the Board’s acceptance, upon the occurrence of the events described above relating to CCM’s minimum ownership thresholds or a material breach of the Support Agreement and failure to cure such breach.

The Board has determined that Mr. Morris is an “independent director” in accordance with the rules of the SEC and NYSE. On August 9, 2018, Mr. Morris was appointed to serve on the Nominating and Governance Committee of the Company.

Mr. Morris will waive his rights to compensation as a member of the Board and will not participate in the non-employee director compensation programs described under “Director Compensation” in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 30, 2018. Except for the Support Agreement, there are no other awards of compensation, material arrangements or understandings between Mr. Morris and any other person pursuant to which Mr. Morris was elected to serve as director that are not described above, and there are no transactions with Mr. Morris that would be reportable under Item 404(a) of Regulation S-K.

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

4.5*

Indenture dated June 29, 2018, among the Company, the Guarantors party thereto, and UMB Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 2, 2018).

4.6*	Form of 8.750% Senior Note due 2023 (Incorporated by reference to Exhibit A of Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 2, 2018).

10.1*

First Amendment to Tenth Restated Credit Amendment, effective as of May 9, 2018, by and among Chaparral Energy, Inc., a Delaware corporation, each Guarantor party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party hereto. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on May 10, 2018).

10.2*

Support Agreement, dated June 6, 2018 by and among Chaparral Energy, Inc., Strategic Value Partners, LLC and certain funds and accounts managed by Strategic Value Partners, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 7, 2018).

10.3*

Purchase Agreement dated as of June 26, 2018, by and among the Company, the Guarantors, and J.P. Morgan Securities LLC, as representative of the several Initial Purchasers named therein (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 2, 2018).

10.4

Support Agreement, dated August 8, 2018 by and among Chaparral Energy, Inc., Contrarian Capital Management, L.L.C. and certain funds and accounts managed by Contrarian Capital Management, L.L.C. and its affiliates.

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

Date: August 14, 2018