Form 10-K
period 2018-12-31
Chaparral Energy, Inc.
filed 2019-03-14
CIK 1346980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission file number: 001-38602
Chaparral Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	73-1590941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Cedar Lake Boulevard Oklahoma City, Oklahoma	73114
(Address of principal executive offices)	(Zip code)
(405) 478-8770
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Class A common stock, par value, $0.01 per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock held by non-affiliates was $580.1 million. As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class B common stock held by non-affiliates was not determinable as such shares are privately held and there is no public market for such shares.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes  ☒     No  ☐
Number of shares outstanding of each of the issuer’s classes of common stock as of March 12, 2019:

Class	Number of shares
Class A Common Stock, $0.01 par value	46,451,200
Documents incorporated by reference:
Certain information called for in Items 10, 11, 12, 13 and 14 of Part III will be included in an amendment to this Annual Report on Form 10-K.

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

These forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In addition to the risk factors described under the heading “Risk Factors,” the factors include:

•	worldwide supply of and demand for oil and natural gas;

•	volatility and declines in oil and natural gas prices;

•	drilling plans (including scheduled and budgeted wells);

•	our new capital structure and the adoption of fresh start accounting, including the risk that assumptions and factors used in estimating enterprise value vary significantly from current values;

•	the number, timing or results of any wells;

•	changes in wells operated and in reserve estimates;

•	future growth and expansion;

•	future exploration;

•	integration of existing and new technologies into operations;

•	future capital expenditures (or funding thereof) and working capital;

•	effectiveness and extent of our risk management activities;

•	availability and cost of equipment;

•	risks related to the concentration of our operations in the mid-continent geographic area;

•	borrowings and capital resources and liquidity;

•	covenant compliance under instruments governing any of our existing or future indebtedness;

•	changes in strategy and business discipline, including our post-emergence business strategy;

•	future tax matters;

•	legislation and regulatory initiatives;

•	any loss of key personnel;

•	geopolitical events affecting oil and natural gas prices;

•	weather, including its impact on oil and natural gas demand and weather-related delays on operations;

•	outcome, effects or timing of legal proceedings;

•	the effect of litigation and contingencies;

•	the outcome, timing or effects of environmental litigation;

•	the ability to generate additional prospects; and

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

Net acres	The percentage of total acres an owner has out of a particular number of acres, or in a specified tract. An owner who has a 50% interest in 100 acres owns 50 net acres.

New Credit Facility	Tenth Restated Credit Agreement, as amended, by and among Chaparral Energy, Inc., Royal Bank of Canada as Administrative Agent and the Lenders and Prepetition Borrowers Party Hereto.

NYMEX	The New York Mercantile Exchange.

OPEC	Organization of the Petroleum Exporting Countries

Play	A term describing an area of land following the identification by geologists and geophysicists of reservoirs with potential oil and natural gas reserves.

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

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Overview

A Delaware corporation formed in 1988, and publicly held since 2017, Chaparral Energy, Inc. (NYSE: CHAP) is an independent oil and natural gas exploration and production company headquartered in Oklahoma City. Chaparral is an operator focused in Oklahoma’s hydrocarbon rich STACK Play, where it has approximately 131,000 net acres primarily in Kingfisher, Canadian and Garfield counties. The company has approximately 260,000 net surface acres in the Mid-Continent region.

Beginning in the early 1990s, our operations in the area later to become known as the STACK were focused on vertical wells and waterfloods. Since late 2013, however, we have concentrated on the horizontal development of the Mississippian-age Osage and Meramec formations, the Pennsylvanian-age Oswego formation, as well as Devonian-age Woodford Shale formation.

Building on early success achieved from our initial STACK drilling activities to delineate the Osage, Meramec, Woodford and Oswego formations through the drilling of single section horizontal wells, we significantly increased our leasing and drilling activities in 2017 and 2018. Our activities focused on expanding our understanding of the productive extent and hydrocarbon content of the play and holding acreage with production. Through our 2017 and 2018 activities in the STACK, we have successfully tested productive zones in the play, applied optimized completions to improve recoveries, demonstrated repeatability of results, reduced cycle times, and de-risked a sizeable portion of our acreage in the play. Additionally, in 2018, we commenced the evaluation of full section infill development multi-well patterns to help determine optimum well spacing and to maximize economic recovery of oil and natural gas from each formation.

As of December 31, 2018, we had estimated proved reserves of 94.8 MMBoe with a PV-10 value of approximately $686.0 million. Our estimated proved reserve life is approximately 12.7 years. These estimated proved reserves included 74.1 MMBoe of reserves in our STACK play which represents a 50% increase from the prior year. Our total reserves were 59% proved developed, 34% crude oil, 27% natural gas liquids and 39% natural gas. Our average daily net production in the fourth quarter of 2018 was approximately 21.7 MBoe of which approximately 16.6 MBoe was attributable to our STACK assets.

We intend to grow our reserves and production through the development of our multi-year inventory of identified drilling locations within the STACK. From 2016 to 2018, we increased our STACK production at a compound annual growth rate of approximately 39%. At present, we are operating four horizontal drilling rigs in the STACK. In response to recent lower commodity prices and volatility, we plan to decrease our activity from four to three rigs in the second quarter of 2019. We have allocated our entire drilling and completions budget for 2019 to our STACK play. Our 2019 activities will focus on delineating and de-risking our acreage, expanding the known productive extent of the play through the completion of well spacing projects, monitoring production from optimized completions, and continued refinement of our geologic and economic models in the area.

Business Strategy

Our business strategy is to create economic and stockholder value by applying our core strengths in execution and cost control to exploit our robust inventory of horizontal drilling opportunities in the higher-return STACK unconventional resource play.  Key components of our long-term business strategy include:

Preserving a strong and flexible capital structure. Maintaining a strong capital structure that protects our balance sheet and liquidity remains central to our business strategy. We believe our cash, internally generated cash flows, borrowing capacity, non-core asset sales and access to capital markets will provide us with sufficient liquidity to execute our current capital program and strategy. We do not have significant near-term debt maturities. Our 2019 capital expenditure budget for acquisition, exploration and development activities will be a range of $275 million to $300 million. To preserve or enhance liquidity, we may adjust our capital investment program throughout the year.

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

Adopt and employ leading drilling and completion techniques. Our team is focused on enhancing our drilling and completion techniques to maximize overall well economics. We use an integrated workflow approach to optimize our STACK development combining expertise in geoscience and engineering. We have acquired over 600 square miles of high-fold 3D seismic data which we integrated with state-of-the-art logs, core data, well-completion and production histories to build a predictive 3D geologic “Earth Model” that describes in detail the subsurface from both a structural and reservoir perspective. Dynamic reservoir simulations from our Earth Model yield us a better understanding of the complexities of our multi-zone stacked resource. During the planning stage, Earth Model reservoir quality volume and stimulated rock volume are utilized to optimize well locations, lateral lengths and placement, hydraulic fracturing design and well spacing. We utilize real-time geo-steering of the horizontal laterals to stay in the zone defined by our Earth Model to reach the ideal planned landing point. Our completions are designed to maximize near well-bore complexity, optimize cluster spacing and strategically utilize diverter. We continuously evaluate our internal drilling and completion results and monitor the results of other operators to improve our operating practices. We expect that this continuous improvement process allows us to enhance our initial production rates, increase ultimate recovery factors, lower well capital costs and improve rates of return on invested capital.

Continuously improving operations and returns. Managing the costs to find, develop and produce oil, natural gas and NGLs is critical to delivering returns on capital employed and creating stockholder value. Our focus areas in the STACK are characterized by large, contiguous acreage positions and multiple stacked geologic horizons. Building on historical progress, we continue to preserve or improve on efficiency gains in various aspects of our business, with a focus on reducing drilling times and costs in our STACK Area. In addition to lowering our drilling costs, we also work to optimize cash flows using enhanced completion technologies that we believe will help improve recoveries and rates of returns.

Stabilizing cash flow and managing risk exposure for a substantial portion of production by hedging production. As appropriate, we enter into derivative contracts to mitigate a portion of the commodity price volatility inherent in the oil and natural gas industry. By increasing the predictability of cash inflows for a portion of the Company's future production, we are better able to mitigate funding risks for our development plans and lock in rates of return on our capital projects. While our commodity derivative program limits the upside benefits we may otherwise receive during periods of higher commodity prices, the program helps protect a portion of our cash flows, borrowing base, and liquidity during periods of depressed commodity prices. We strive to scale our overall hedging position to be appropriate relative to our current and expected level of indebtedness and consistent with our goals of preserving balance sheet strength and liquidity, as well as our internal price view.

Competitive strengths

Management and technical teams with substantial technical and operational expertise. Our management and technical teams have significant industry experience. Our technical team has substantial experience and expertise in applying the most advanced technologies in unconventional resource play development to improve recoveries and rates of return, including 3-D seismic interpretation, horizontal drilling, comprehensive multi-stage hydraulic fracture stimulation programs and other exploration, production and processing technologies. We believe this technical expertise largely contributes to our management’s strong track record of successful exploration and development which has helped us continue our reserve and production growth through periods of commodity price pressure and cost inflation, and other challenging environments. We continually refine our drilling and completion techniques to deliver improved results across our properties.

STACK Focus with Established Acreage Position in the Core of the Anadarko Basin. We believe we have assembled a substantial portfolio of Anadarko Basin properties that offers significant exploration and low-risk development opportunities, including highly attractive rates of return. As of December 31, 2018, we hold over 252,000 gross (131,000 net) acres in the core of the STACK resource play. In addition, 73% of our net acreage position is held by production, and we operate or expect to operate approximately 70% of our STACK net acreage, which we believe gives us significant control over the pace of development and the ability to design a more efficient and profitable drilling program to maximize recovery of oil and natural gas. Based on our drilling and production results to date and offset operator activity in and around our project areas, we believe there are relatively low geologic risks and ample repeatable drilling opportunities across our core acreage.

Multi-year Portfolio of Drilling and Development Opportunities. We have a significant inventory of drilling and development locations in our STACK resource play. Our acreage has multiple productive zones and we believe that our inventory of drilling locations will allow us to grow our reserves and production at attractive rates of return based on current expectations for commodity prices. We plan to drill and/or complete 60 to 70 gross operated wells with a working interest of approximately 70% - 80% in our STACK resource play in 2019.

2018 Highlights

The following are material events in 2018 that have impacted our liquidity or results of operations, and/or are expected to impact these items in future periods.

•	Income. We reported net income of $33.4 million and basic earnings per share of $0.74.

•
Decreased LOE. Lease operating expenses ("LOE") declined 41% from the prior year to $54.2 million in 2018 primarily due the divestitures of our EOR assets in late 2017 and other non-core assets in 2018, which were assets characterized by higher operating costs compared to our STACK assets. Our lease operating expense per Boe of $7.24 in 2018 was 34% lower than the prior year.

•
Production. Production in our STACK play increased 52% from the prior year to 5,279 Mboe in 2018. Total Company production was 7,490 MBoe in 2018 which was 11% lower than the prior year as the loss of production from divesting our EOR and other non-core assets was only partially offset by the production increase from our STACK play.

•
Divestitures. We generated proceeds of $50.5 million from divestitures of non-core assets which included certain properties in the Oklahoma/Texas Panhandle and certain salt water disposal infrastructure assets.

•
Issuance of Senior Notes. On June 29, 2018, we completed our offering of $300.0 million of senior unsecured notes due 2023 which provided net proceeds, after deducting estimated issuance costs, of $292.7 million. Upon receipt of the offering proceeds, we repaid the entire outstanding balance on our New Credit Facility with the remaining proceeds used for general corporate purposes.

•
Uplisting. On July 24, 2018, we transferred our stock exchange listing for our Class A common stock from the OTCQB market to the New York Stock Exchange (the "NYSE") and began trading under the new ticker symbol “CHAP.”

•
Share conversion. On December 19, 2018, all outstanding shares of our Class B common stock converted into the same number of shares of Class A common stock. With the conversion, all our common stock is now traded on the NYSE.

•
Reserve growth. We increased year-end 2018 proved reserves to 94.8 MMBoe, an increase of 24% compared to year-end 2017 proved reserves. Our STACK proved reserves of 74.1 MBoe increased 24.7 MMBoe or approximately 50% compared to year-end 2017 proved reserves.

•
Amendment to New Credit Facility. On December 7, 2018, we amended our New Credit Facility. Provisions in the amendment included: (i) increasing the aggregate principal amount from $400 million to $750 million; (ii) increasing the borrowing base from $265 million to $325 million; (iii) decreasing the applicable margin on outstanding borrowings by 50 basis points and (iv) changing hedge capacity to 80% of internally forecasted production for the first 24 months.

•
Capital expenditure. Our oil and natural gas capital expenditures were $341.0 million in 2018 compared to $212.5 million in 2017. The increase in capital expenditure was primarily driven by an increase in the number of wells we drilled and in our leasehold acquisitions. Our 2018 capital activity was comprised of $194.7 million for drilling and completions and $111.4 million for acquisitions, which included $10.9 million in costs we recorded for non-monetary acreage trades. We deployed three rigs for the better part of 2018 but added a fourth rig in October 2018. See "Capital Program" in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report for details of our capital activity.

•
Joint development agreement (“JDA”). We made substantial progress in 2018 towards completing our 30-well JDA program. During 2018, we drilled and completed 18 wells, completed one well drilled in the prior year and drilled five wells to be completed in 2019. As of December 31, 2018, we have eight wells to drill and/or complete in order to complete the JDA.

Operational Areas

The following tables present our production and proved reserves by our areas of operation. Our operational areas currently include the STACK and Other. Please see Item 8. Financial Statements and Supplementary Data of this report for the results of our operations and financial position.

	Quarter ended	Twelve months ended
Net production (Mboe)	December 31, 2018	December 31, 2018
STACK:
STACK - Kingfisher	514	2,194
STACK - Canadian	558	1,648
STACK - Garfield	405	1,183
STACK - Other	53	254
Total STACK	1,530	5,279
Other	464	2,211
Total	1,994	7,490

	Proved reserves as of December 31, 2018
	Oil (MBbls)	Natural gas (MMcf)	Natural gas liquids (MBbls)	Total (MBoe)	Percent of total MBoe	PV-10 value ($MM)
STACK
STACK - Kingfisher	16,185	60,052	7,356	33,550	35%	$271
STACK - Canadian	3,890	56,210	10,306	23,564	25%	161
STACK - Garfield	3,074	49,647	4,219	15,568	16%	80
STACK - Other	105	7,041	133	1,412	2%	4
Total STACK	23,254	172,950	22,014	74,094	78%	516
Other	9,043	47,268	3,793	20,713	22%	170
Total	32,297	220,218	25,807	94,807	100.0%	686

STACK Area

The STACK is an acronym for Sooner Trend Anadarko Canadian Kingfisher which is indicative of a play area in the Anadarko Basin of Oklahoma which has been our predominant focus in recent years. It is a horizontal drilling play in an area with multiple productive reservoirs which had previously been drilled with vertical wells. It encompasses all or parts of Blaine, Canadian, Garfield, Kingfisher and Major counties in Oklahoma. Our STACK play’s borders include the Nemaha Ridge (East), the Chester outcrop (North), and deep gas bearing characteristics (South and West). This thick column (500’+) includes multiple, stacked, and productive reservoirs, each with high oil saturations and includes the Woodford, Osage, Meramec, Oswego, and other intervals within the STACK Area. The organic-rich Woodford Shale is the primary source of hydrocarbon generation and migration into and present in the target reservoirs, which act as natural traps and conduits for the oil migration from the Woodford. These complex carbonate-silt-shale stratigraphic intervals have proven to be very conducive to horizontal drilling and completion techniques. The stacking of plays allows us to effectively recover oil and gas from multiple formations using pad drilling, well spacing techniques and other operational efficiencies, which result in significant cost savings, reduced environmental impacts and attractive rates of return. Our acreage is primarily in the “black oil” normal pressure window. As of December 31, 2018, we owned approximately 131,000 net surface acres in this play which includes 131 gross operated producing horizontal wells and ownership interests in an additional 329 gross horizontal producing wells operated by others.

Primarily as a result of our drilling activity, our production from this area increased to 5,279 MBoe in 2018 compared to 3,464 MBoe in 2017 and 2,723 MBoe in 2016. During 2018, we spent $194.7 million on drilling and completion activities in our STACK play where we drilled and/or participated in the drilling of 165 (37 net) horizontal wells. For 2019, our capital budget includes drilling and/or completing 60 to 70 gross operated wells, including eight remaining JDA wells, completing wells drilled in the prior year and participating in non-operated wells with a budget range of $228 million to $248 million.

We made substantial progress in 2018 towards completing our 30-well JDA program centered in the STACK. During 2018, we drilled and completed 18 wells, completed one well drilled in the prior year and drilled five wells to be completed in 2019. As of December 31, 2018, we have eight wells remaining to drill and/or complete in 2019.

Our drilling opportunities across the counties included within the STACK are described below:

STACK – Kingfisher. As of December 31, 2018, we owned approximately 34,000 net acres in the STACK play located in Kingfisher County, Oklahoma of which substantially all were held by production. The productive reservoirs in this area are the Meramec, Osage and Oswego. Of the various Oklahoma counties encompassed by the STACK play, our historical drilling experience has been predominantly in Kingfisher County which included operating 64 gross (46 net) horizontal wells as of December 31, 2018. Including wells operated by others, we brought online 83 gross (13 net) wells in this county in 2018. For 2019, we plan to allocate approximately 20% of our operated drilling and completions capital to this area.

STACK – Canadian. At December 31, 2018, we owned approximately 22,000 net acres in the STACK play located in Canadian County, Oklahoma of which substantially all were held by production. The productive reservoirs in this area are the Meramec and Woodford. Our STACK operations within this county include operating 29 gross (13 net) horizontal wells as of December 31, 2018. Including wells operated by others, we brought online 47 gross (9 net) wells in this county in 2018. For 2019, we plan to allocate approximately 60% of our operated drilling and completions capital to this area.

STACK – Garfield. At December 31, 2018, we owned approximately 55,000 net acres in the STACK play located in Garfield County, Oklahoma of which approximately 38% is held by production. The productive reservoirs in this area are the Meramec and Osage. Our STACK operations within this county include operating 34 gross (26 net) horizontal wells as of December 31, 2018. Including wells operated by others, we brought online 27 gross (14 net) wells in this county in 2018. For 2019, we plan to allocate approximately 20% of our operated drilling and completions capital to this area.

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

During 2018, we incurred $111.4 million in acquisitions which included approximately 24,600 acres acquired through leasing and pooling and $7.7 million in expenditures on seismic data. The amount above includes the closing payment of $54.8 million in January 2018 on our 7,000 acre leasehold purchase in Kingfisher County, Oklahoma as well as $10.9 million in costs we recorded for non-monetary acreage trades. Our 2019 capital budget allocates between $12.5 million and $17.5 million for additional acquisitions in the STACK Area.

EOR Areas

We divested these assets in late 2017 although our operating results in this area are included in this report for comparative purposes. Our prior EOR activities encompassed the North Burbank Unit located in northeastern Oklahoma (Osage County, Oklahoma) and several other units located in the Panhandle. The CO2 required to operate these units was sourced from supply agreements with nearby ethanol and fertilizer plants and delivered to our field locations via CO2 pipelines built and operated by us.

Other Areas

With our focus on being a STACK operator, our footprint outside the STACK continues to diminish. During 2018, our divestitures included certain properties in the Oklahoma/Texas Panhandle and various other non-core assets located throughout our Other Areas. Our properties in these areas are mature fields that require low maintenance capital. We deploy the free cash flow from these properties to expand our development activities in the STACK. Our leasehold in this area is less attractive for drilling in the current price environment compared to our STACK play and therefore we have not expended any significant capital to these areas in recent years nor do we intend to in 2019. Due to our asset sales and because we have not focused our capital spending in these areas in recent years, production has declined from 4,135 MBoe in 2016 to 3,173 MBoe in 2017 and 2,211 MBoe in 2018.

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

Our Vice President - Completions & Operations is the technical person primarily accountable for overseeing the preparation of our reserve estimates as of December 31, 2018. He holds a Bachelor of Science degree in petroleum engineering and a Masters in Business Administration with 18 years of industry experience that includes diverse petroleum engineering roles.

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

We have internal guidelines and controls in place to monitor the reservoir data and reporting parameters used in preparing the year-end reserves. Internal controls within the reserve estimation process include:

•	The Corporate Reserve team follows comprehensive SEC-compliant internal policies to determine and report proved reserves including:

•	confirming that reserves estimates include all properties owned and are based upon proper working and net revenue interests;

•	reviewing and using in the estimation process data provided by other departments within the Company such as Accounting; and

•	comparing and reconciling internally generated reserves estimates to those prepared by third parties.

•	The Corporate Reserve team reports directly to our Chief Executive Officer regarding publicly disclosed reserve estimates.

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

Our Corporate Reserve team works closely with the independent petroleum consultants to ensure the integrity, accuracy and timeliness of annual independent reserve estimates. Our internal reserve data is provided each year to the independent petroleum engineering firm of Cawley, Gillespie & Associates, Inc. who prepares reserve estimates for all of our proved reserves using their own engineering assumptions and the economic data which we provide (prior to the sale of our EOR assets, we also utilized Ryder Scott Company, L.P. to estimate reserves for the divested assets). The person responsible for overseeing the preparation of our reserve estimates at Cawley, Gillespie & Associates, Inc. is a registered Professional Engineer with more than 21 years of petroleum consulting experience. Copies of the summary reserve reports prepared by these independent reserve engineers are attached as exhibits 99.1 to this annual report.

The table below shows the percentage of the PV-10 value of our total proved reserves of oil, natural gas and NGLs prepared by each of our independent petroleum consultants for the years shown.

	December 31,
	2018	2017	2016
Cawley, Gillespie & Associates, Inc.	100%	100%	51%
Ryder Scott Company, L.P.	—%	—%	49%

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

	As of December 31,
	2018	2017	2016
Estimated proved reserve volumes:
Oil (MBbls)	32,297	29,604	96,621
Natural gas (MMcf)	220,218	170,166	135,449
Natural gas liquids (MBbls)	25,807	18,322	12,105
Oil equivalent (MBoe)	94,807	76,287	131,301
Proved developed reserve percentage	59%	67%	43%
Estimated proved reserve values (in thousands):
Future net revenue	$1,618,480	$1,095,732	$1,490,090
PV-10 value	$686,366	$497,873	$528,781
Standardized measure of discounted future net cash flows	$686,366	$497,873	$528,781
Oil and natural gas prices: (1)
Oil (per Bbl)	$65.56	$51.34	$42.75
Natural gas (per Mcf)	$3.10	$2.98	$2.49
Natural gas liquids (per Bbl)	$25.56	$24.17	$13.47
Estimated reserve life in years (2)	12.7	11.5	14.7
_____________________________________

(1)	Prices were based upon the average first day of the month prices for each month during the respective year and do not reflect differentials.

(2)	Calculated by dividing net proved reserves by net production volumes for the year indicated. The 2017 amount disclosed above excludes production from our EOR Areas as those assets have been sold.

Our net proved oil and natural gas reserves and PV-10 values consisted of the following:

	Net proved reserves as of December 31, 2018
	Oil (MBbls)	Natural gas (MMcf)	Natural gas liquids (MBbls)	Total (MBoe)	PV-10 value (in thousands)
Developed—producing	17,329	131,305	14,361	53,574	$509,691
Developed—non-producing	722	4,120	485	1,894	22,595
Undeveloped	14,246	84,793	10,961	39,339	154,080
Total proved	32,297	220,218	25,807	94,807	686,366

Proved Undeveloped Reserves

The following table shows material changes in proved undeveloped reserves that occurred during the year ended December 31, 2018:

(in MBoe)	Total
Proved undeveloped reserves as of January 1, 2018	25,553
Undeveloped reserves transferred to developed (1)	(248)
Sales of minerals in place	—
Extensions and discoveries	14,533
Revisions and other	(499)
Proved undeveloped reserves as of December 31, 2018	39,339

(1)	Approximately $6.3 million of developmental costs incurred during 2018 related to undeveloped reserves that were transferred to developed.

Productive Wells

The following table sets forth the number of productive wells in which we have a working interest and the number of wells we operated as of December 31, 2018, by area. Productive wells consist of producing wells and wells capable of producing. We also hold royalty interests in units and acreage in addition to the wells in which we have a working interest. Gross wells is the total number of producing wells in which we have a working interest, and net wells is the sum of our working interest in all producing wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Operated Wells:
STACK (1)	183	136	102	74	285	210
Other	432	363	119	88	551	451
Total	615	499	221	162	836	661
Non-Operated Wells:
STACK	412	27	312	35	724	62
Other	845	92	401	31	1,246	123
Total	1,257	119	713	66	1,970	185
Total Wells:
STACK	595	163	414	109	1,009	272
Other	1,277	455	520	119	1,797	574
Total	1,872	618	934	228	2,806	846

(1)	Within the STACK, we have 120 gross (85 net) operated horizontal oil wells and 11 gross (4 net) operated horizontal natural gas wells.

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

	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net
Development wells
Productive	159	33	127	27	20	12
Dry	1	—	—	—	—	—
Exploratory wells
Productive	9	4	5	1	32	4
Dry	—	—	—	—	—	—
Total wells
Productive	168	37	132	28	52	16
Dry	1	—	—	—	—	—
Total	169	37	132	28	52	16
Percent productive	99%	100%	100%	100%	100%	100%

As of December 31, 2018, we had 12 gross operated wells drilled and awaiting completion in 2019. Included in these wells were five wells under our JDA.

Developed and Undeveloped Acreage

The following table sets forth our gross and net interest in developed and undeveloped acreage as of December 31, 2018, by state. This does not include acreage in which we hold only royalty interests.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Oklahoma:
Kingfisher County	57,219	32,846	4,179	789	61,398	33,635
Canadian County	56,132	21,986	2,138	199	58,270	22,185
Garfield County	35,440	24,773	45,601	34,762	81,041	59,535
Other	281,042	129,457	3,479	403	284,521	129,860
Texas	21,343	13,382	120	120	21,463	13,502
Other	2,484	1,609	—	—	2,484	1,609
Total	453,660	224,053	55,517	36,273	509,177	260,326

Many of our leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage is established prior to such date, in which event the lease will remain in effect until production has ceased. The following table sets forth as of December 31, 2018 the expiration periods and net acres that are subject to leases in the undeveloped acreage summarized in the above table.

	Acres Expiring During The Year Ending December 31,
Location	2019	2020	2021	2022	2023	Total
Oklahoma:
Kingfisher County - gross	755	925	2,339	—	160	4,179
Kingfisher County - net	350	407	32	—	—	789
Canadian County - gross	790	732	616	—	—	2,138
Canadian County - net	103	22	74	—	—	199
Garfield County - gross	16,545	14,828	7,179	7,047	2	45,601
Garfield County - net	12,981	11,654	5,722	4,399	6	34,762
Other - gross	2,141	1,338	—	—	—	3,479
Other - net	234	169	—	—	—	403
Texas - gross	—	120	—	—	—	120
Texas - net	—	120	—	—	—	120

Property Acquisition, Development and Exploration Costs

The following tables summarize our costs incurred for oil and natural gas properties and our reserve replacement ratio:

	Twelve Months Ended December 31, 2018
(in thousands)	STACK	Other	Total
Acquisitions (1)	$111,384	$—	$111,384
Drilling (2)	194,682	—	194,682
Enhancements	4,804	6,248	11,052
Operational capital expenditures incurred	310,870	6,248	$317,118
Other (3)	—	—	$23,900
Total capital expenditures incurred	$310,870	$6,248	$341,018
 _________________________________

(1)	Includes non-monetary acreage trades of $10.9 million.

(2)	Includes $38.0 million on development of wells operated by others and $30.4 million on our joint development agreement (see discussion below).

(3)
This amount includes $10.7 million for capitalized general and administrative expenses, $10.9 million for capitalized interest and $2.3 million on asset retirement obligations for future plugging and abandonment.

For a discussion of the costs incurred in oil and natural gas producing activities for each of the last three years, please see “Note 18—Oil and natural gas activities (unaudited)” in Item 8. Financial Statements and Supplementary Data of this report.

Our reserve replacement ratio is calculated below by dividing the sum of reserve additions (from purchases of minerals in place, extensions and discoveries, and improved recoveries) by the production for the corresponding period. The values for these reserve additions are derived directly from the proved reserves table located in "Note 19—Disclosures about oil and natural gas activities (unaudited)” in Item 8. Financial Statements and Supplementary Data of this report. Management uses the reserve replacement ratio as an indicator of our ability to replenish annual production volumes and grow reserves, thereby providing some information of the sources of future production. It should be noted that the reserve replacement ratio is a statistical indicator that has limitations. As an annual measure, the ratio is limited because it typically varies widely based on the extent and timing of new discoveries and property acquisitions. Its predictive and comparative value is also limited for the same reasons.

The reserve replacement ratio is comprised of the following:

	Year ended December 31,
	2018 (2)		2017 (1)		2016
	Reserves replaced	Percent of total	Reserves replaced	Percent of total	Reserves replaced	Percent of total
Purchases of minerals in place	—%	—%	—%	—%	—%	—%
Extensions and discoveries	366%	100.0%	251%	100.0%	96%	100.0%
Improved recoveries	—%	—%	—%	—%	—%	—%
Total reserve replacement ratio	366%	100.0%	251%	100.0%	96%	100.0%
_________________________________________________

(1)
The denominator in calculating the 2017 ratio includes production from our EOR Areas, which has since been divested. Excluding production from our EOR Areas, the reserve replacement ratio in 2017 would have been 317%.

(2)	Our STACK Area reserve replacement ratio for 2018 was 519%.

Production and Price History

The following table sets forth certain information regarding our historical net production volumes, average prices realized and production costs associated with sales of oil and natural gas for the periods indicated.

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Production:
Oil (MBbls)	2,684	3,535	1,036	4,870
Natural gas (MMcf)	17,549	11,552	3,046	15,889
Natural gas liquids (MBbls)	1,881	1,143	252	1,408
Combined (MBoe)	7,490	6,603	1,796	8,926
Average daily production:
Oil (Bbls)	7,354	12,404	12,950	13,306
Natural gas (Mcf)	48,078	40,533	38,075	43,413
Natural gas liquids (MBbls)	5,153	4,011	3,150	3,847
Combined (Boe)	20,520	23,171	22,446	24,388
Average prices (excluding derivative settlements):
Oil (per Bbl)	$63.99	$48.40	$50.05	$40.38
Natural gas (per Mcf)	$2.37	$2.55	$3.00	$2.16
Natural gas liquids (per Bbl)	$24.24	$22.69	$22.00	$15.00
Transportation and processing (per Boe) (1)	$(2.17)	$—	$—	$—
Combined (per Boe)	$32.39	$34.30	$37.04	$28.25
Average costs per Boe:
Lease operating expenses	$7.24	$10.92	$11.10	$10.14
Transportation and processing (1)	$—	$1.44	$1.13	$0.99
Production taxes	$1.76	$1.78	$1.35	$1.08
Depreciation, depletion, and amortization	$11.74	$14.03	$13.87	$13.77
General and administrative	$5.18	$6.00	$3.81	$2.35
_______________________________________________
(1) Transportation and processing costs are reclassified from expense to a revenue deduction beginning in 2018 pursuant to new accounting guidance.

The following table sets forth certain information specific to our STACK play:

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
STACK Play
Production:
Oil (MBbls)	1,857	1,195	293	1,123
Natural gas (MMcf)	12,245	5,892	1,480	6,248
Natural gas liquids (MBbls)	1,381	631	116	559
Combined (MBoe)	5,279	2,808	656	2,723
Average daily production:
Oil (Bbls)	5,088	4,193	3,663	3,068
Natural gas (Mcf)	33,548	20,674	18,500	17,071
Natural gas liquids (MBbls)	3,784	2,214	1,450	1,527
Combined (Boe)	14,463	9,853	8,196	7,440
Average prices (excluding derivative settlements):
Oil (per Bbl)	$64.12	$49.05	$49.67	$40.81
Natural gas (per Mcf)	$2.38	$2.58	$2.99	$2.23
Natural gas liquids (per Bbl)	$24.39	$23.52	$23.83	$15.77
Transportation and processing (per Boe) (1)	$(2.51)	$—	$—	$—
Combined (per Boe)	$31.95	$31.57	$33.16	$25.18
Average costs per Boe:
Lease operating expenses	$4.86	$4.52	$3.43	$3.82
Transportation and processing (1)	$—	$2.46	$2.29	$1.80
Production taxes	$1.49	$1.08	$0.78	$0.48
_______________________________________________
(1) Transportation and processing costs are reclassified from expense to a revenue deduction beginning in 2018 pursuant to new accounting guidance.

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

The decline in PV-10 and standardized measure of discounted future net cash flows from 2016 to 2017 is primarily due to the loss of reserves due to the conveyance of our EOR assets sold in November 2017. The increase in PV-10 and standardized measure of discounted future net cash flows from 2017 to 2018 is primarily due to extension of and discoveries from our drilling activity and an increase in the SEC commodity price utilized to estimate reserves.

The following table provides a reconciliation of PV-10 value to the standardized measure of discounted future net cash flows for the periods shown:

	As of December 31,
(in thousands)	2018	2017	2016
Standardized measure of discounted future net cash flows	$686,366	$497,873	$528,781
Present value of future income tax discounted at 10% (1)	—	—	—
PV-10 value	$686,366	$497,873	$528,781
________________________________________
(1) As a result of the magnitude of its loss carryforwards and its tax basis in oil and gas properties, the Company does not expect to incur income taxes on its current estimate of net revenues from future production.

Management uses adjusted EBITDA (as defined below) as a supplemental financial measurement to evaluate our operational trends. Items excluded generally represent non-cash adjustments, the timing and amount of which cannot be reasonably estimated and are not considered by management when measuring our overall operating performance. In addition, adjusted EBITDA is generally consistent with the EBITDAX calculation that is used in the covenant ratio required under our Prior Credit Facility and our New Credit Facility, described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We consider compliance with this covenant to be material. The calculation of EBITDAX includes pro forma adjustments for property acquisitions and dispositions, and as a result of these adjustments, our EBITDAX as calculated for covenant compliance purposes is lower than our adjusted EBITDA disclosed below for the year ended December 31, 2018.

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

We define adjusted EBITDA as net income, adjusted to exclude (1) asset impairments, (2) interest and other financing costs, net of capitalized interest, (3) income taxes, (4) depreciation, depletion and amortization, (5) non-cash change in fair value of non-hedge derivative instruments, (6) interest income, (7) stock-based compensation expense, (8) gain or loss on disposed assets, (9) upfront premiums paid on settled derivative contracts, (10) impairment charges, (11) other significant, unusual non-cash charges, (12) proceeds from any early monetization of derivative contracts with a scheduled maturity date more than 12 months following the date of such monetization—this exclusion is consistent with our prior treatment, for EBITDA reporting, of any large monetization of derivative contracts and (13) certain expenses related to our restructuring, cost reduction initiatives, reorganization and fresh start accounting activities which our lenders have permitted us to exclude when calculating covenant compliance. The following table provides a reconciliation of net income to adjusted EBITDA for the specific periods:

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
(in thousands)	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Net income (loss)	$33,442	$(118,902)	$1,041,959	$(415,720)
Interest expense	11,383	14,147	5,862	64,242
Income tax (benefit) expense	(77)	(349)	37	(102)
Depreciation, depletion, and amortization	87,888	92,599	24,915	122,928
Non-cash change in fair value of non-hedge derivative instruments	(37,807)	46,478	(46,721)	176,607
Impact of derivative repricing	(5,649)	—	—	—
Loss (gain) on settlement of liabilities subject to compromise	48	—	(372,093)	—
Fresh start accounting adjustments	—	—	(641,684)	—
Upfront premiums paid on settled derivative contracts	—	—	—	(20,608)
Proceeds from monetization of derivatives with a scheduled maturity date more than 12 months from the monetization date excluded from EBITDA	—	—	—	(12,810)
Interest income	(12)	(21)	(133)	(188)
Stock-based compensation expense	10,873	9,833	155	(5,238)
Loss (gain) on sale of assets	2,582	25,996	(206)	117
Loss on extinguishment of debt	—	635	—	—
Write-off of debt issuance costs, discount and premium	—	—	1,687	16,970
Loss on impairment of assets	20,065	42,325	—	282,472
Restructuring, reorganization and other	2,344	7,313	24,297	19,599
Adjusted EBITDA	$125,080	$120,054	$38,075	$228,269

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

As commodity prices strengthened from the lows of 2016, the demand for oilfield equipment, services and infrastructure began to rise, leading to cost inflation for the drilling, completion and operating of wells, and for the construction and access to necessary oil and gas infrastructure. As a result, during 2018 there was pressure on operating margins and capital efficiency in U.S. onshore regions, including those in which we operate. With the recent crude oil price decline from mid-2018 highs, the development and operating cost structure has begun to shift downward, and with stable prices, we expect the potential for lower costs will continue into 2019.

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

Stockholders Agreement

On March 21, 2017, we entered into a Stockholders Agreement with the holders of our common stock named therein to provide for certain general rights and restrictions for holders of common stock. These included:

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

On March 6, 2018, we held a special meeting of Stockholders where the Stockholders approved and adopted an amendment to the Stockholders Agreement which (i) removed the restriction on the Company’s ability to become subject to Section 13 of the Securities Exchange Act of 1934, as amended, on or prior to December 15, 2018 without the affirmative approval of the holders of two-thirds of the Company’s outstanding common stock and (ii) eliminated preemptive rights currently existing under the Stockholders Agreement which would be applicable to the issuance or sale of Company securities pursuant to a private placement or other transaction exempt from or not subject to the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), to the extent such transaction does not result in the issuance of more than 100,000 shares of the Company’s common stock and does not result in more than 100 new holders of the Company’s common stock.

On July 24, 2018, shares of Class A common stock, par value $0.01 per share, of the Company commenced trading on the New York Stock Exchange (the “Uplisting”). In connection with the Uplisting, the Stockholders Agreement terminated pursuant to its terms.

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

Members of the OPEC establish prices and production quotas from time to time with the intent of managing the global supply and maintaining, lowering or increasing certain price levels. We are unable to predict what effect, if any, such actions will have on both the price and volume of crude oil sales from our wells.

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

General

Our operations, like the operations of other companies in our industry, are subject to stringent federal, tribal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may:

•	require the acquisition of various permits before drilling commences;

•	require the installation of costly emission monitoring and/or pollution control equipment;

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

•	require the reporting of the types and quantities of various substances that are generated, stored, processed, or released in connection with our operations;

•	limit or prohibit drilling activities on lands lying within wilderness, wetlands, certain animal habitats and other protected areas;

•	restrict the construction and placement of wells and related facilities;

•	require remedial measures to address pollution from current or former operations, such as cleanup of releases, pit closure and plugging of abandoned wells;

•	impose substantial liabilities for pollution resulting from our operations;

•	with respect to operations affecting federal lands or leases, require preparation of a Resource Management Plan, an Environmental Assessment, and/or an Environmental Impact Statement; and

•	impose safety and health standards for worker protection.

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

For the years ended December 31, 2018, 2017 and 2016, we did not incur any material expenditures for the installation of remediation or pollution control equipment at any of our facilities or for the conduct of remedial or corrective actions. As of the date of this report, we are not aware of any other environmental issues or claims that will require material capital expenditures during 2019 or that will otherwise have a material impact on our financial position or results of operations.

In March 2017, President Donald Trump issued an Executive Order titled “Promoting Energy Independence and Economic Growth” (the “March 2017 Executive Order”) which states it is in the national interest of the United States to promote clean and safe development of energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production, constrain economic growth, and prevent job creation. The March 2017 Executive Order requires, among other things, the executive department and agencies to review existing regulations that potentially burden the development or use of domestically produced energy resources (with particular attention to crude oil, natural gas, coal, and nuclear energy) and suspend, revise, or rescind those regulations that unduly burden the development of such resources beyond the degree necessary to protect the public interest or otherwise comply with the law. In response to the March 2017 Executive Order, certain energy and climate-related regulations proposed or enacted under previous presidential administrations have been, or are in the process of being, reviewed, suspended, revised, or rescinded, some of which are described further below. Numerous regulations impacting the crude oil and natural gas industry are not expected to be impacted by the March 2017 Executive Order and will continue to be in effect. Additionally, undoing previously existing environmental regulations will likely involve lengthy notice-and-comment rulemaking and the resulting decisions may then be subject to litigation by opposition groups. Thus, it could take several years before existing regulations are revised or rescinded. Although further regulation of our industry may stall at the federal level under the March 2017 Executive Order, certain states and local governments have pursued additional regulation of our operations and other states and local governments may do so as well.

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

Water Discharges

Clean Water Act. The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls on the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or the relevant state agency. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. In May 2015, EPA and the U.S. Army Corps of Engineers jointly announced a final rule defining the “Waters of the United States” (“WOTUS”) which are protected under the Clean Water Act. The new rule which would have made additional waters expressly Waters of the United States and therefore subject to the jurisdiction of the Clean Water Act, rather than subject to a case-specific evaluation, was stayed by the U.S. Court of Appeals for the Sixth Circuit before it took effect. In February 2018, EPA officially delayed implementation of the 2015 rule until early 2020, and in July 2018, the EPA proposed repeal of the 2015 WOTUS rule. Later that year, EPA’s decision was challenged in court, which resulted in a decision by the U.S. District Court for the District of South Carolina to enjoin EPA’s February 2018 delay rule. Several states then acted to halt reinstatement of the 2015 WOTUS rule, the effect of all of which is that the 2015 WOTUS definition is currently in effect in 22 states. Then in December 2018, the EPA and the U.S. Army Corps of Engineers issued a proposed rule to revise the definition of “Waters of the United States.” The proposed rule would narrow the definition, excluding, for example, streams that do not flow year-round and wetlands without a direct surface connection to other jurisdictional waters. Litigation by parties opposing the rule quickly followed. Due to the administrative procedures required to establish the rule and pending litigation, the new definition of “Waters of the United States” may not be implemented, if at all, for several years.

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

Disposal Wells

The federal Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated under the SDWA and state programs regulate the drilling and operation of salt water disposal wells. EPA directly administers the UIC program in some states and in others administration is delegated to the state. Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure that the disposed waters are not leaking into groundwater. Because some states have become concerned that the disposal of produced water could, under certain circumstances, trigger or contribute to earthquakes, they have adopted or are considering additional regulations regarding such disposal methods. For example, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division and the Oklahoma Geologic Survey continues to release well completion seismicity guidance, which most recently directs operators to adopt a seismicity response plan and take certain prescriptive actions, including mitigation, following anomalous seismic activity within 3.1 miles of hydraulic fracturing operations. In addition, since 2015, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division has issued a number of directives restricting the future volume of wastewater disposed of via subsurface injection and directing the shut in of certain injection wells, including in areas where we operate.

In addition, several cases have recently put a spotlight on the issue of whether injection wells may be regulated under the Clean Water Act if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019, Those petitions are currently pending. EPA has also brought attention to the reach of the Clean Water Act’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the Clean Water Act permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. To date, no further action has been taken by EPA with respect to the issue, but should Clean Water Act permitting be required for saltwater injections wells, the costs of permitting and compliance for our operations could increase.

Contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA, potentially the Clean Water Act, and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Hydraulic Fracturing

We engage third parties to provide hydraulic fracturing or other well stimulation services to us in connection with many of the wells for which we are the operator. Congress has previously considered legislation to amend the federal SDWA to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and natural gas production. Sponsors of bills previously proposed before the Senate and House of Representatives have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. Such proposed legislation, which has been introduced in various forms to each session of Congress since 2009, would require the reporting and public disclosure of chemicals used in the fracturing process, which is already required by some state agencies governing our operations, including the Oklahoma Corporation Commission and the Railroad Commission of Texas. Such disclosure requirements could make it easier for third parties opposing the use of hydraulic fracturing to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, these bills, if adopted, could repeal the exemptions for hydraulic fracturing from the SDWA.

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

On March 20, 2015, the United States Bureau of Land Management (“BLM”) released its new regulations governing hydraulic fracturing operations on federal and Indian lands, including requirements for chemical disclosure, well bore integrity and handling of flowback water. The U.S. District Court of Wyoming has temporarily stayed implementation of this rule in June 2016, but the U.S. Court of Appeals for the Tenth Circuit (the "Tenth Circuit") later lifted the lower court’s stay on the basis that the BLM had proposed to rescind the rule in June 2017. In December of 2017, the BLM repealed the 2015 regulations, and environmental organizations and the State of California are suing the BLM and the Secretary of the U.S. Department of the Interior over the repeal. The regulations, if reinstated, may result in additional levels of regulation or complexity with respect to existing regulations that could lead to operational delays, increased operating costs and additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

The Clean Air Act. The federal Clean Air Act (“CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements, such as emission controls. In addition, EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal CAA and associated state laws and regulations. On August 16, 2012, EPA promulgated new CAA regulations addressing criteria pollutants, “Oil and Natural Gas Sector: New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”).” These new rules broadened the scope of EPA’s NSPS and NESHAP to include standards governing emissions from most operations associated with oil and natural gas production facilities and natural gas processing, transmission and storage facilities with a compliance deadline of January 1, 2015. EPA states that greenhouse gases will be controlled indirectly as a result of these new rules. EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In December 2014, EPA released final updates and clarifications to the Oil and Natural Gas Sector NSPS that, among other things, distinguishes between multiple flowback stages during completion of hydraulically fractured wells and clarified that storage tanks removed from service are not affected by any requirements. On May 12, 2016, EPA issued additional rules, known as “NSPS Subpart OOOOa,” for the oil and gas industry to reduce emissions of methane, volatile organic compounds (“VOCs”) and other compounds.  These rules apply to certain sources of air emissions that were constructed, reconstructed, or modified after September 18, 2015. Among other things, the new rules impose reduced emission (“green”) completion requirements on new hydraulically fractured or re-fractured oil wells (in addition to gas wells, for which green completions were already required under a prior NSPS rule) and leak detection and repair requirements at well sites. NSPS Subpart OOOOa and EPA’s subsequent actions to reconsider and propose stays of the rules have been heavily litigated and, in October 2018, EPA released proposed revisions to some of the 2016 requirements, including reducing the required frequency of fugitive emissions monitoring at well sites and compressor stations. Accordingly, the ultimate scope of these regulations is uncertain, and any future changes to these regulations could require us to incur additional costs and to reduce emissions associated with our operations.

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

Climate Change

The Kyoto Protocol to the United Nations Framework Convention on Climate Change became effective in February 2005. Under the Protocol, participating nations are required to implement programs to reduce emissions of greenhouse gases that are suspected of contributing to global warming. Although the United States was not a participant in the Kyoto Protocol, the United States was a signatory to the Paris Agreement, which became effective in November 2016. Following President Trump taking office, the United States informed the United Nations of its intent to withdraw from the Paris Agreement, although the earliest date of withdrawal under the terms of the Agreement is November 4, 2020. Historically, legislation has been proposed in Congress directed at reducing greenhouse gas (“GHG”) emissions, and such proposals would not be unexpected in the future. Regulation of GHGs has support in various regions of the country, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. The oil and natural gas industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future federal or state restrictions on such emissions could impact our future operations. In 2010, the EPA enacted final rules on mandatory reporting of GHGs. The EPA has also subsequently issued amendments to the rules containing technical and clarifying changes to certain GHG reporting requirements. Under the GHG reporting rules, certain onshore oil and natural gas production, gathering and boosting, processing, transmission, storage and distribution facilities are required to report their GHG emissions on an annual basis. In June 2016, the EPA published final regulations (NSPS Subpart OOOOa) setting methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities as part of the Obama Administration’s efforts to reduce methane emissions from the oil and gas sector by up to 45% from 2012 levels by 2025. In November 2016, the BLM published a final version of its venting and flaring rule, which imposes stricter reporting obligations and limits venting and flaring of natural gas on public and Indian lands. Some provisions of the venting and flaring rule went into effect on January 17, 2017 and the BLM announced that it is postponing until January 17, 2019, the implementation of other aspects of the venting and flaring rule, which were originally scheduled to come into effect on January 17, 2018. In September 2018, however, the BLM announced a final rule that revises the 2016 rule. Not unexpectedly, this revised rule was immediately challenged and litigation is ongoing. Any rules regarding the reduction of GHGs that are applicable to our operations could require us to incur additional costs and to reduce emissions associated with our operations.  In response to these regulations, or other future federal, state or regional legislation, our operating costs could increase due to requirements to (1) obtain permits; (2) operate and maintain equipment and facilities (e.g., through the reduction or elimination of venting and flaring of methane); (3) install new emission controls; (4) acquire allowances authorizing GHG emissions; (5) pay taxes related to our GHG emissions; and (6) administer and manage GHG emission programs. Although our operations are not adversely impacted by current state and local climate change initiatives, at this time it is not possible to accurately estimate how potential future laws or regulations limiting or otherwise addressing GHG emissions would impact our business.

OSHA and Other Laws and Regulations

We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, the general duty clause and Risk Management Planning regulations promulgated under section 112(r) of the CAA, and similar state statutes require that we organize and/or disclose information about hazardous materials used, produced or otherwise managed in our operations. These laws also require the development of risk management plans for certain facilities to prevent accidental releases of pollutants.

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

Natural Gas Pipeline Safety

The Department of Transportation (“DOT”), and specifically the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), regulate transportation of natural and other gas by pipeline and impose minimum federal safety standards pursuant to the pipeline safety laws codified at 49 U.S.C. 60101, et seq., the hazardous material transportation laws codified at 49 U.S.C. 5101, et seq., regulations contained within 49 C.F.R. Parts 192 and 195, and similar state laws.  Our natural gas and hazardous liquids pipelines are subject to this regulation.  We believe we are in material compliance with all applicable regulations imposed by the DOT and PHMSA regarding our natural gas and hazardous liquids pipelines.  However, significant expenses could be incurred in the future if additional safety measures are required, or if safety standards are raised and exceed the degree of our current natural gas pipeline operations.  The DOT may also assess fines and penalties for violations of these and other requirements imposed by its regulations.

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

Employees

As of December 31, 2018, we had 194 full-time employees. We also contract for the services of independent consultants involved in land, regulatory, accounting, finance and other disciplines as needed. None of our employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are satisfactory.

During 2017 and 2016, we terminated 109 and 64 employees, respectively, as part of our workforce reduction or company restructuring.

Recent Developments

On March 8, 2019, David Geenberg notified the Board of his intention to resign as a member of the Board effective March 11, 2019. On March 11, 2019, Graham Morris notified the Board of his intention to resign as a member of the Board effective March 11, 2019. Neither Mr. Geenberg’s nor Mr. Morris’s decision to resign is the result of any disagreement with the Company related to the Company’s operations, policies, or practices. Pursuant to the terms of the Company’s support agreement Strategic Value Partners, LLC (“SVP”) and certain funds and accounts managed by SVP, SVP has notified the Company that it will exercise its right to designate a replacement director to fill the vacancy resulting from Mr. Geenberg’s resignation, subject to approval by the Board.

Available Information

Our website is available at www.chaparralenergy.com. On our website, you can access, free of charge, electronic copies of our governance documents, including our Board’s Corporate Governance Guidelines and the charters of the committees of our Board, along with all of the documents that we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to these reports. Information contained on or connected to our website is not incorporated by reference into this Annual Report and should not be considered part of this report or any other filing we make with the SEC.

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Our reports filed with the SEC are made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.

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

The ability to attract and retain key personnel is critical to the success of our business. Any difficulty we experience replacing or adding personnel could adversely affect our business.

The success of our business depends, in part, on our ability to attract and retain experienced professional personnel. The loss of any key executives or other key personnel could have a material adverse effect on our operations. We may need to enter into retention or other arrangements that could be costly to maintain. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.

Our ability to utilize our net operating loss carryforwards (“NOLs”) may be limited as a result of our emergence from bankruptcy and new limitations under the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”).

In general, Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future taxable income in the event of a change in ownership. Our emergence from Chapter 11 bankruptcy proceedings resulted in a change in ownership for purposes of the IRC Section 382. The Company analyzed alternatives available within the IRC to taxpayers in Chapter 11 bankruptcy proceedings in order to minimize the impact of the ownership change and cancellation of indebtedness income on its tax attributes. Upon filing its 2017 U.S. Federal income tax return, the Company elected an available alternative which would likely result in the Company experiencing a limitation that subjects existing tax attributes at emergence to an IRC Section 382 limitation that could result in some or all of the remaining net operating loss carryforwards expiring unused. Upon final determination of tax return amounts for the year ended December 31, 2017, including attribute reduction that occurred on January 1, 2018, the Company had total federal net operating loss carryforwards of $1.01 billion including $760.1 million which are subject to limitation due to the ownership change that occurred upon emergence from bankruptcy and $251.3 million of post-change net operating loss carryforwards not subject to this limitation. Because of the limitations that apply to these NOL amounts, it is possible that some portion of the Company’s NOLs could expire unused.

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

Our producing properties are predominantly located in Oklahoma where our development opportunities, comprised of our inventory of drilling locations, are geographically concentrated in the STACK play in Oklahoma. We are therefore vulnerable to risks associated with operating in one major geographic area.

At December 31, 2018, 78% of our proved reserves and 70% of our total equivalent production were attributable our properties located in the STACK, and we expect that concentration to increase as we have allocated substantially all of our oil and natural gas capital budget to this area in 2019. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, state and local political forces and governmental regulation, processing or transportation capacity constraints, market limitations, severe weather events, water shortages or other conditions or interruption of the processing or transportation of oil, natural gas or NGLs in the region.

The market price of our common stock is volatile.

The trading price of our common stock and the price at which we may sell common stock in the future are subject to fluctuations in response to various factors, many of which are beyond our control, including:

•	limited trading volume in our common stock;

•	the concentration of holdings of our common stock;

•	variations in operating results;

•	our involvement in litigation;

•	general U.S. or worldwide financial market conditions;

•	conditions impacting the prices of oil and gas;

•	announcements by us and our competitors;

•	our liquidity and access to capital;

•	our ability to raise additional funds;

•	events impacting the energy industry;

•	lack of trading market;

•	changes in government regulations; and

•	other events.

Trading of our common stock in the public market has been limited. Therefore, the holders of our common stock may be unable to liquidate their investment in our common stock.

Upon our emergence from bankruptcy, our old common stock was canceled and we issued new common stock.  From May 18, 2017, through May 25, 2017, our Class A common stock was quoted on the OTC Pink marketplace under the symbol “CHHP”. From May 26, 2017, through July 23, 2018, our Class A common stock was quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CHPE”. On July 24, 2018, we transferred our stock exchange listing for our Class A common stock from the OTCQB market to the New York Stock Exchange and began trading under the new ticker symbol “CHAP.” On December 19, 2018, all outstanding shares of our Class B common stock, converted into the same number of shares of Class A common stock pursuant to the terms of our Third Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation").

Although our common stock is listed on a U.S. national securities exchange, no assurance can be given that an active market will develop for our Class A common stock or as to the liquidity of the trading market for the common stock.

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

There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of our other stockholders.

Funds associated with Strategic Value Partners, LLC (“SVP”) and Contrarian Capital Management, L.L.C. (“Contrarian”), currently own approximately 16.8% and 8.2%, respectively, of our outstanding Class A common stock. Each of SVP and Contrarian currently has a right to nominate one of our directors under its respective support agreement. Our Board currently consists of seven members, six of whom serve as independent directors. In addition, our Board currently has two vacancies resulting from the resignations of Mr. Geenberg and Mr. Morris, each effective March 11, 2019. Pursuant to its respective support agreement, each of SVP and Contrarian currently has a right to nominate an individual to fill the vacancy resulting from the resignation of its respective designee. Pursuant to the terms of the Company’s support agreement with SVP, SVP has notified the Company that it will exercise its right to designate a replacement director to fill the vacancy resulting from Mr. Geenberg’s resignation, subject to approval by the

Board. Circumstances may arise in which SVP and Contrarian may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our Class A common stock. Furthermore, the support agreements with SVP and Contrarian each provides for certain continuing nomination rights subject to conditions on share ownership. Our significant concentration of share ownership may adversely affect the trading price of our Class A common shares because investors may perceive disadvantages in owning shares in companies with significant stockholders.

We may not be able to achieve our projected financial results or service our debt.

Although our financial projections represent our view based on current known facts and assumptions about the future operations of the Company, there is no guarantee that the financial projections will be realized. Our financial performance is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to meet the projected financial results or achieve projected revenues and cash flows assumed in projecting future business prospects. To the extent we do not meet the projected financial results or achieve projected revenues and cash flows, we may lack sufficient liquidity to continue operating as planned or may be unable to service our debt obligations as they come due or may not be able to meet our operational needs. Any one of these failures may preclude us from, among other things: (a) taking advantage of future opportunities; (b) growing our businesses; or (c) responding to future changes in the oil and gas industry. Further, our failure to meet the projected financial results or achieve projected revenues and cash flows could lead to cash flow and working capital constraints, which constraints may require us to seek additional working capital. We may not be able to obtain such working capital when it is required.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. If we cannot make scheduled payments on our long-term indebtedness, we will be in default and, as a result:

•	debt holders, including the holders of our Senior Notes, could declare all outstanding principal and interest to be due and payable;

•	we may be in default under our master derivative contracts and counter-parties could demand early termination;

•	the lenders under our New Credit Facility could terminate their commitments to loan us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation.

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

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and gas price movements with any certainty. From mid-2014 through 2016, oil and natural gas prices declined significantly, due in large part to increasing supplies and weakening demand growth.  Although oil prices increased from 2017 into the 2018, they have since declined sharply towards the end of 2018 into 2019.

Extended periods of lower oil and natural gas prices will reduce our revenue but also will reduce the amount of oil and natural gas we can produce economically, and as a result, would have a material adverse effect on our financial condition, results of operations, and reserves. During periods of low commodity prices we may shut in or curtail production from additional wells and defer drilling new wells, challenging our ability to produce at commercially paying quantities required to hold our leases.  A reduction in production could result in a shortfall in our expected cash flows and require us to reduce our capital spending or borrow funds to cover any such shortfall. Any of these factors could negatively impact our ability to replace our production and our future rate of growth.

A decline in prices from current levels may lead to additional write-downs of the carrying values of our oil and natural gas properties in the future which could negatively impact results of operations.

We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all costs incurred for both productive and nonproductive properties are capitalized and amortized on an aggregate basis using the units-of-production method. However, these capitalized costs are subject to a ceiling test that limits such pooled costs to the aggregate of the present value of estimated future net revenues attributable to proved oil and natural gas reserves discounted at 10% net of tax considerations, plus the market value of unproved properties not being amortized. The full cost ceiling is evaluated at the end of each quarter using the SEC prices for oil and natural gas in effect at that date. A write-down of oil and natural gas properties does not impact cash flow from operating activities, but does reduce net income. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date. We recorded ceiling test write-downs of $20 million, $42 million and $281 million in 2018, 2017 and 2016, respectively. The volatility of oil and natural gas prices and other factors, without mitigating circumstances, could require us to further write down capitalized costs and incur corresponding noncash charges to earnings. Since the prices used in the cost ceiling are based on a trailing twelve-month period, the full impact of a sudden price decline is not recognized immediately.

A significant portion of total proved reserves as of December 31, 2018 are undeveloped, and those reserves may not ultimately be developed.

As of December 31, 2018, approximately 41% of our estimated proved reserves (by volume) were undeveloped. These reserve estimates reflect our plans to make significant capital expenditures to convert our proved undeveloped reserves into proved developed reserves at a total estimated undiscounted cost of $406.0 million. You should be aware that actual development costs may exceed estimates, development may not occur as scheduled and results may not be as estimated. If we choose not to develop our proved undeveloped reserves, or if we are not otherwise able to successfully develop them, we will be required to remove the associated volumes from our reported proved reserves.

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

You should not assume that the present values referred to in this report represent the current market value of our estimated oil and natural gas reserves. The timing of production and expenses associated with the development and production of oil and natural gas properties will affect both the timing of actual future net cash flows from our proved reserves and their present value. In accordance with requirements of the SEC, the estimates of present values are based on a twelve-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the twelve-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of these estimates. Our December 31, 2018, reserve report used SEC pricing of $3.10 per Mcf for natural gas and $65.56 per Bbl for oil.

Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our New Credit Facility and Senior Notes.

As of December 31, 2018, we had total indebtedness of $320.6 million. Our current and future indebtedness could have important consequences, including the following:

•	our high level of indebtedness could make it more difficult for us to satisfy our obligations;

•	the restrictions imposed on the operation of our business by the terms of our debt agreements may hinder our ability to take advantage of strategic opportunities to grow our business;

•
the restrictions imposed on the operation of our business by the terms of our debt agreements may limit management’s discretion in operating our business and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•
our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, restructuring, acquisitions or general corporate purposes may be impaired, which could be exacerbated by further volatility in the credit markets;

•
we must use a material portion of our cash flow from operations to pay interest on our Senior Notes, borrowings under our New Credit Facility and our other indebtedness, which will reduce the funds available to us for operations and other purposes;

•	our high level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;

•	our high level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business;

•	we may be vulnerable to interest rate increases, as our borrowings under our New Credit Facility are at variable rates; and

•	our substantial level of indebtedness may limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt arrangements.

Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our debt agreement.

Restrictive covenants in our New Credit Facility and Senior Notes could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

Our New Credit Facility and Senior Notes imposes operating and financial restrictions on us. These restrictions limit our ability and that of our restricted subsidiaries to, among other things:

•	incur additional indebtedness;

•	make investments or loans;

•	create liens;

•	consummate mergers and similar fundamental changes;

•	make restricted payments;

•	make investments in unrestricted subsidiaries; and

•	enter into transactions with affiliates.

These restrictions could:

•	limit our ability to plan for, or react to, market conditions, to meet capital needs or otherwise to restrict our activities or business plan; and

•	adversely affect our ability to finance our operations, enter into acquisitions or to engage in other business activities that would be in our interest.

Our New Credit Facility includes provisions that require mandatory prepayment of outstanding borrowings and/or a borrowing base redetermination when we make asset dispositions over a certain threshold, which could limit our ability to generate liquidity from asset sales. Also, our New Credit Facility and Senior Notes require us to maintain compliance with specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these ratios and financial condition tests may be affected by events beyond our control and, as a result, we may be unable to meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a continued downturn in our business or a downturn in the economy in general, or otherwise conduct necessary corporate activities. Our potential inability to meet financial covenants could require us to refinance or amend such obligations resulting in the payment of consent fees or higher interest rates, or require us to raise additional capital at an inopportune time or on terms not favorable to us.

A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under our New Credit Facility or Senior Notes. A default under our New Credit Facility or Senior Notes , if not cured or waived, could result in acceleration of all indebtedness outstanding thereunder, which in turn would trigger cross-acceleration and cross-default rights under our other debt.

If our debt is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable to us, or at all. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our New Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Assuming a constant debt level under our New Credit Facility of $325.0 million, equal to our borrowing base at December 31, 2018, the cash flow impact for a 12-month period resulting from a 100 basis point change in the variable component of our interest rate would be $3.3 million.

Future legislative changes may increase the gross production tax charged on our oil and natural gas production.

Due to significant budget shortfalls in Oklahoma in recent years, legislation has been introduced which increased the Gross Production Tax (“GPT”) applicable to the oil and natural gas we produce.  In May and November 2017, the Oklahoma legislature passed bills that effectively increased production taxes on certain producing wells and units in the state. The legislative change in May 2017, which took effect in July 2017, increased the rate on certain horizontal wells spudded on or prior to July 1, 2015 from 1% to 4%. This was followed by a legislative change in November 2017, which took effect in December 2017, which further increased the rate on the aforementioned horizontal wells from 4% to 7%. In March 2018, the Oklahoma legislature approved a production tax increase from 2% to 5% during the first three years of production on horizontal wells spudded after July 1, 2015. Subsequent to these legislative changes, production from new Oklahoma wells are now taxed at a 5% rate for the first 36 months of production and at 7% thereafter. The passage of any further legislation or ballot initiatives that would increase the tax burden on all of our oil and gas production occurring in the State of Oklahoma would negatively affect our net revenues, our financial condition, and results of operations.

Competition in the oil and natural gas industry is intense and many of our competitors have greater financial and other resources than we do.

We operate in the highly competitive areas of oil and natural gas production, acquisition, development, and exploration and face intense competition from both major and other independent oil and natural gas companies:

•	seeking to acquire desirable producing properties or new leases for future development or exploration; and

•	seeking to acquire similar equipment and expertise that we deem necessary to operate and develop our properties.

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

We can also be affected by competition for drilling rigs and the availability of related equipment. In the past, the oil and natural gas industry has experienced shortages of drilling rigs, equipment, pipe and personnel, which have delayed developmental drilling and other exploitation activities and have caused significant price increases. We are unable to predict when, or if, such shortages may again occur or how they would affect our development and exploitation program.

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

Our future success depends largely upon our ability to find, develop, or acquire additional oil and natural gas reserves that are economically recoverable. Unless we replace the reserves we produce through successful development, exploration or acquisition activities, our proved reserves and production will decline over time. Recovery of such reserves will require significant capital expenditures and successful drilling. Our December 31, 2018, reserve estimates reflect that our production rate on current proved developed producing reserve properties will decline at annual rates of approximately 25%, 17%, and 13% for the next three years. Thus, our future oil and natural gas reserves and production and, therefore, our financial condition, results of operations, and cash flows are highly dependent on our success in efficiently developing our current reserves and economically discovering or acquiring additional recoverable reserves.

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

•	injury or loss of life;

•	severe damage to or destruction of property, natural resources and equipment;

•	pollution or other environmental damage;

•	remediation and cleanup responsibilities;

•	regulatory investigations and administrative, civil and criminal penalties;

•	damage to our reputation; and

•	injunctions or other proceedings that suspend, limit or prohibit operations.

Our liability for environmental hazards sometimes includes those created on properties prior to the date we acquired or leased them. While we maintain insurance against some, but not all, of the risks described above, our insurance may not be adequate to cover any or all resulting losses or liabilities. Moreover, if we experience more insurable events, our annual premiums may increase further or we may not be able to obtain any such insurance on commercially reasonable terms. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, certain risks may not be fully insurable. The occurrence of, or failure or inability by us to obtain or maintain adequate insurance coverage for, any of the events listed above could have a material adverse effect on our financial condition and results of operations, as well as our growth, exploration, and employee recruitment activities.

Multi-well pad drilling and project development may result in volatility in our operating results.

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

Availability under our New Credit Facility is subject to a borrowing base, set at $325.0 million as of December 2018, and which is redetermined by the banks semi-annually on May 1 and November 1 of each year. In addition, the banks may request a borrowing base redetermination once between each scheduled redetermination. Dispositions of our oil and natural gas assets, early terminations of our derivative contracts, or incurrence of permitted senior additional debt may also trigger automatic reductions in our borrowing base.  If the outstanding borrowings under our New Credit Facility were to exceed the borrowing base as a result of a redetermination, we would be required to eliminate this deficiency. Within 10 days after receiving notice of the new borrowing base, we would be required to make an election: (1) to repay the deficiency in a lump sum within 45 days or (2) commencing within 30 days to repay the deficiency in equal monthly installments over a six -month period or (3) to submit within 45 days additional oil and gas properties we own for consideration in connection with the determination of the borrowing base sufficient to eliminate the deficiency or (4) any combination of repayment as provided in the preceding three elections. If we are forced to repay a portion of our bank borrowings, we may not have sufficient funds to make such repayments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Asset sales may also reduce available collateral and availability under the New Credit Facility and could have a material adverse effect on our business and financial results. In addition, we cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations.

Resolution of litigation could materially affect our financial position and results of operations or result in dilution to existing stockholders.

We have been named as a defendant in certain lawsuits. See Item 3. Legal Proceedings. In some of these suits, our liability for potential loss upon resolution may be mitigated by insurance coverage. To the extent that potential exposure to liability is not covered by insurance or insurance coverage is inadequate, we could incur losses that could be material to our financial position or results of operations in future periods. Additionally, we are parties to certain litigation initiated prior to our emergence from bankruptcy, and pursuant to the Reorganization Plan, liability arising under judgment or settlement related to certain of these claims would be satisfied through the issuance of stock which could result in dilution to existing stockholders. We may also become involved in litigation over certain issues related to the Reorganization Plan, including the proposed treatment of certain claims thereunder. The outcome of such litigation could have a material impact on our financial position or results of operations in future periods.

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

Our exploration, production, and marketing operations are subject to complex and stringent federal, tribal, state, and local laws and regulations governing, among other things: land use restrictions, drilling bonds and other financial responsibility requirements, reporting and other requirements with respect to emissions of greenhouse gases and air pollutants, unitization and pooling of properties, habitat and threatened and endangered species protection, reclamation and remediation, well stimulation processes, produced water disposal, safety precautions, operational reporting, and tax requirements. These laws, regulations and related public policy considerations affect the costs, manner, and feasibility of our operations and require us to make significant expenditures in order to comply. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory and remedial obligations, and the issuance of injunctions that could limit or prohibit our operations. In addition, some of these laws and regulations may impose joint and several, strict liability for contamination resulting from spills, discharges, and releases of substances on, under or from our properties and facilities, without regard to fault or the legality of the original conduct. Under such laws and regulations, we could be required to remove or remediate previously disposed substances and property contamination, including wastes disposed or released by prior owners or operators. Changes in, or additions to, environmental laws and regulations occur frequently, and any changes or additions that result in more stringent and costly waste handling, storage, transport, disposal, cleanup or other environmental protection requirements could have an adverse impact on our financial condition, results of operations, and growth prospects.

Future legislation may result in the elimination of certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and development. Additionally, future federal and state legislation may impose new or increased taxes or fees on oil and natural gas extraction.

In recent years, legislation has been proposed that would, if enacted into law, make significant changes to U.S. federal and state income tax laws, including the elimination of certain U.S. federal income tax benefits and deductions currently available to oil and gas companies. Such changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the increase of the amortization period of geological and geophysical expenses, (iii) the elimination of current deductions for intangible drilling and development costs; and (iv) the elimination of the deduction for certain U.S. production activities. Moreover, other generally applicable features of the 2017 Tax Act, such as changes to the deductibility of interest expense, the carryback, carryforward and limitation on the use of post 2017 net operating losses and the cost recovery rules could impact our income taxes and resulting operating cash flow.  Additionally, legislation could be enacted that imposes new fees or increases the taxes on oil and natural gas extraction, which could result in increased operating costs and/or reduced consumer demand for petroleum products and thereby affect the prices we receive for our commodity products.

Potential legislative and regulatory actions could negatively affect our business.

In addition to the SDWA and other potential regulations on hydraulic fracturing practices, numerous other legislative and regulatory proposals affecting the oil and gas industry have been introduced, are anticipated to be introduced, or are otherwise under consideration, by Congress, state legislatures and various federal and state agencies. Among these proposals are: (1) climate change/carbon tax legislation introduced in Congress, and EPA regulations to reduce greenhouse gas emissions; and (2) legislation introduced in Congress to impose new taxes on, or repeal various tax deductions available to, oil and gas producers, such as the current tax deductions for intangible drilling and development costs, which deductions, if eliminated, could raise the cost of energy production, reduce energy investment and affect the economics of oil and gas exploration and production activities. Any of the foregoing described proposals could affect our operations, and the costs thereof. The trend toward stricter standards, increased oversight and regulation and more extensive permit requirements, along with any future laws and regulations, could result in increased costs or additional operating restrictions which could have an effect on demand for oil and natural gas or prices at which it can be sold. However, until such legislation or regulations are enacted or adopted into law and thereafter implemented, it is not possible to gauge their impact on our future operations or their results of operations and financial condition.

Federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing and waste water injector wells could result in increased costs and additional operating restrictions or delays.

Our hydraulic fracturing operations are a significant component of our business, and it is an important and common practice that is used to stimulate production of hydrocarbons, particularly oil and natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. For example, although no rule was ever finalized, in May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking comment on the development of regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. Beginning in August 2012, the EPA issued a series of rules under the CAA that establish new emission control requirements for emissions of volatile organic compounds and methane from certain oil and natural gas production and natural gas processing operations and equipment, and EPA has proposed revisions to some of these regulations as recently as October 2018. In March 2015 and November 2016, the BLM finalized rules governing hydraulic fracturing and venting and flaring on federal lands. Several of the EPA’s and the BLM’s recently promulgated rules concerning regulation of hydraulic fracturing, including BLM’s hydraulic fracturing and venting and flaring rules, are in various stages of suspension, repeal, implementation delay, and court challenges and, thus, the future of these rules is uncertain. Further, legislation to amend the SDWA to repeal the exemption for hydraulic fracturing (except when diesel fuels are used) from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in recent sessions of Congress. Several states and local jurisdictions in which we operate also have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, such as requiring certain setback distances from residences or other sensitive areas, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids.

More recently, federal and state governments have begun investigating whether the disposal of produced water into underground injection wells (and to a lesser extent, hydraulic fracturing) has caused increased seismic activity in certain areas. In response, some states, including states in which we operate, have imposed additional requirements on the construction and operation of underground disposal wells.  For example, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division and the Oklahoma Geologic Survey continue to release well completion seismicity guidance, discussed in more detail below, which most recently directs operators to adopt seismicity response plans and take certain prescriptive actions, including mitigation, following anomalous seismic activity within 3.1 miles of hydraulic fracturing operations.

These developments, as well as increased scrutiny of hydraulic fracturing and underground injection activities by state and municipal authorities may result in additional levels of regulation or complexity with respect to existing regulations that could lead to operational delays or cessations or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our cost of compliance and doing business.

Studies by both state and federal agencies demonstrating a correlation between earthquakes and oil and natural gas activities could result in increased regulatory and operational burdens.

In recent years, Oklahoma has experienced a significant increase in earthquakes and other seismic activity. On April 21, 2015, the Oklahoma Geologic Survey (“OGS”) issued a document entitled “Statement of Oklahoma Seismicity,” in which the agency states “the OGS considers it very likely that the majority of recent earthquakes, particularly those in central and north-central Oklahoma, are triggered by the injection of produced water in disposal wells.” The Oklahoma Corporation Commission (“OCC”) has issued directives restricting injection of high volumes of water into the Arbuckle formation and into the crystalline basement below within a specified area of interest (“AOI”) in Central and Western Oklahoma.  The AOI now includes more than 10,000 square miles and more than 600 Arbuckle disposal wells, resulting in a reduction of more than 800,000 barrels per day from the 2015 average injection volumes.  The OCC has adopted a “traffic light” system for disposal operators to review disposal well permits for proximity to faults seismicity in the area and other factors, and adopted rules requiring well pressure recording and reporting, and mechanical integrity tests on certain wells. In addition, the OCC has issued directives aimed at limiting the future growth of disposal rates into the Arbuckle by capping disposal volumes in the AOI, even those not operating under currently permitted volumes, to the thirty day disposal average. We operate 10 wells in the AOI and are fully compliant with all regulations relating to the disposal of produced water, and at this time our operations have not been affected.

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

Our operations are subject to numerous environmental laws and regulations, which obligate us to install and maintain pollution controls and to clean up various sites at which regulated materials may have been disposed of or released. It is not possible for us to estimate reliably the amount and timing of all future expenditures related to environmental matters because of:

•	the uncertainties in estimating cleanup costs;

•	the discovery of additional contamination or contamination more widespread than previously thought;

•	the uncertainty in quantifying liability under environmental laws that impose joint and several liability on all potentially responsible parties;

•	new listing of species as "threatened" or "endangered";

•	changes in interpretation and enforcement of existing environmental laws and regulations; and

•	future changes to environmental laws and regulations and their enforcement.

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

To reduce our exposure to the volatility in the price of oil and gas and provide stability to cash flows, we enter into derivative positions. Our commodity hedges are currently comprised of fixed price swaps, basis swaps and collars with financial institutions. The volumes and average notional prices of these hedges are disclosed in in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of this report.

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

The implementation of derivatives legislation adopted by the U.S. Congress could have an adverse effect on us and our ability to hedge risks associated with our business.

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

Assuming a constant debt level of $325.0 million, equal to our borrowing base as of December 7, 2018 under our New Credit Facility, the cash flow impact for a 12-month period resulting from a 100 basis point movement in interest rates, regardless of whether the spread widens or tightens, would be $3.3 million. As a result, any increases in our interest rates, or our inability to access the equity markets on reasonable terms, could have an adverse impact on our financial condition, results of operations, and growth prospects. The interest rate on our Senior Notes is fixed.

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

Our business depends, in part, on normal weather patterns across the United States. Natural gas demand and prices are particularly susceptible to seasonal weather trends. Warmer than usual winters can result in reduced demand and high season-end storage volumes, which can depress prices to unacceptably low levels. In addition, because a majority of our properties are located in Oklahoma, our operations are constantly at risk of extreme adverse weather conditions such as freezing rain, tornadoes, drought, and hurricanes. Any unusual or prolonged adverse weather patterns in our areas of operations or markets, whether due to climate change or otherwise, could have a material and adverse impact on our business, financial condition and cash flow. In addition, our business, financial condition and cash flow could be adversely affected if the businesses of our key vendors, purchasers, contractors, suppliers or transportation service providers were disrupted due to severe weather, such as freezing rain, hurricanes or floods, whether due to climate change or otherwise.

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

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages in such personnel.  The severe industry decline that began in mid-2014 resulted in a large displacement of experienced personnel through layoffs and many of the affected personnel moved on to careers in other industries. This structural shift in available workforce may be impactful in future periods. During future periods where there may be increased demand for drilling rigs, crews and associated supplies, oilfield equipment and services, and personnel, we may encounter shortages of these resources as well as increased prices. These types of shortages or price increases could significantly decrease our profit margin, cash flow and operating results and/or restrict or delay our ability to drill those wells and conduct those operations that we currently have planned and budgeted, causing us to miss our forecasts and projections.

A cyber incident could result in information theft, data corruption, operational disruption, and/or financial loss.

Our business has become increasingly dependent on digital technologies to conduct day-to-day operations, including certain of our exploration, development and production activities. We depend on digital technology to estimate quantities of oil and gas reserves, process and record financial and operating data, analyze seismic and drilling information and in many other activities related to our business. Our business partners, including vendors, service providers, purchasers of our production, and financial institutions, are also dependent on digital technology.

Our technologies, systems networks, and those of our business partners, may become the target of cyber-attacks or information security breaches that could result in the disruption of our business operations. For example, unauthorized access to our seismic data, reserves information or other proprietary information could lead to data corruption, communication interruption, or other operational disruptions in our drilling or production operations. To date we have not experienced any material losses relating to cyber-attacks, however there can be no assurance that we will not suffer such losses in the future. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance their protective measures or to investigate and remediate any cyber vulnerabilities. A cyber incident could lead to losses of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and could have a material adverse effect on our reputation, financial condition, results of operations or cash flows.

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

Although we take the steps customary in the oil and natural gas industry to review title and perform any curative work with respect to any title defects, our failure to completely cure any title defects may invalidate our title to the subject property and adversely impact our ability in the future to increase production and reserves. Any title defects or defects in assignment of leasehold rights in properties in which we hold an interest may have an adverse impact on our financial condition, results of operations, and growth prospects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
See Item 1. Business and Properties. We also have various operating leases for rental of office space, office and field equipment, and vehicles. See our additional disclosures in “Liquidity and Capital Resources—Contractual Obligations” in Item 7. Management’s

Discussion and Analysis of Financial Condition and Results of Operations, as well as “Note 17—Commitments and contingencies” in Item 8. Financial Statements and Supplementary Data. Such information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

Chapter 11 Proceedings. Commencement of the Chapter 11 Cases automatically stayed many of the proceedings and actions against us noted below as well as other claims and actions that were or could have been brought prior to May 9, 2016 ("Petition Date"), and the claims remain subject to Bankruptcy Court jurisdiction. In connection with the proofs of claim asserted in the Chapter 11 Cases arising from the proceedings or actions below which were initiated prior to the Petition Date, we are unable to estimate the amount of such claims that will be allowed by the Bankruptcy Court due to, among other things, the complexity and number of legal and factual issues which are necessary to determine the amount of such claims and uncertainties with respect to the nature of defenses asserted in connection with the claims, the potential size of the putative classes, and the types of the properties and scope of agreements related to such claims . As a result, no reserves were established in respect of such proofs of claims or any of the proceedings or actions described below. To the extent that any of the legal proceedings were filed prior to the Petition Date and result in a claim being allowed against us, pursuant to the terms of the Reorganization Plan, such claims will be satisfied through the issuance of new stock in the Company or, if the amount is such claim is below the convenience class threshold, through cash settlement. As of December 31, 2018, there are in excess of 100 remaining claims subject to Bankruptcy Court jurisdiction. Of the total alleged dollar amount of these unresolved claims, nearly all, as measured by the alleged amount of such claims, is comprised of claims from the Naylor Farms case, the W.H. Davis case and the CLO case described below. If the Bankruptcy Court were to allow the remaining unresolved proofs of claims from these cases in the full amount asserted therein, the Company, pursuant to the Plan of Reorganization, would be required to issue additional shares of up to 7.5% of our outstanding shares of common stock as of December 31, 2018, to the holders of such allowed proofs of claim .

Naylor Farms, Inc., individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. (the "Naylor Farms case”). On June 7, 2011, an alleged class action was filed against us in the United States District Court for the Western District of Oklahoma (“Naylor Trial Court”) alleging that we improperly deducted post-production costs from royalties paid to plaintiffs and other royalty interest owners as categorized in the petition from crude oil and natural gas wells located in Oklahoma. Plaintiffs indicated they seek damages in excess of $5.0 million, the majority of which would be comprised of interest and may increase with the passage of time. The purported class includes non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The plaintiffs have alleged a number of claims, including breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek termination of leases, recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the alleged class. We responded to the Naylor Farms petition, denied the allegations and raised arguments and defenses. Plaintiffs filed a motion for class certification in October 2015. In addition, the plaintiffs filed a motion for summary judgment asking the Naylor Trial Court to determine as a matter of law that natural gas is not marketable until it is in the condition and location to enter an interstate pipeline. On May 20, 2016, we filed a Notice of Suggestion of Bankruptcy with the Naylor Trial Court. Subsequently, the bankruptcy stay was lifted for the limited purpose of determining the class certification issue.

On January 17, 2017, the Naylor Trial Court certified a modified class of plaintiffs with oil and gas leases containing specific language. The modified class constitutes less than 60% of the leases the plaintiffs originally sought to certify. After additional briefing on the subject, on April 18, 2017, the Naylor Trial Court issued an order certifying the class to include only claims relating back to June 1, 2006. On May 1, 2017, we filed a Petition for Permission to Appeal Class Certification Order with the Tenth Circuit, which was granted. Oral arguments were held on March 20, 2018.

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

Pursuant to the Reorganization Plan, if the plaintiffs ultimately prevail on the merits of their claims, any liability arising under judgment or settlement of the unsecured claims would be satisfied through the issuance of stock in the Company. We continue to dispute the plaintiffs’ allegations, dispute the case meets the requirements for class certification, and are objecting to the claims both individually and on a class-wide basis.

W. H. Davis Family Limited Partnership Claims in the Company’s Chapter 11 Bankruptcy Cases (the "W.H. Davis case"). The W. H. Davis Family Limited Partnership (“Davis”) filed Proofs of Claim (Nos. 1819 and 1835) in the Company’s Chapter 11 Cases.

Davis claims that Chaparral owes Davis $17.3 million as the result of Chaparral’s alleged diversion of CO2 from the Camrick Unit and the North Perryton Unit to the Farnsworth Unit. All these units were divested by the Company as part of its EOR asset sale in November 2017. The Camrick Unit was a tertiary recovery project located in Beaver County and Texas County, Oklahoma. The North Perryton Unit was a tertiary recovery project located in Ochiltree County, Texas. The Company was previously the operator of the Camrick and North Perryton Units and owned approximately 60% of the working interest in those units. Davis owns approximately 40% of the working interests in those units. The Company also operated the Farnsworth Unit which was a tertiary recovery project located in Ochiltree County, Texas. The Company previously owned 100% of the working interests in the Farnsworth Unit. Davis contends that the Company was required to deliver all available CO2 to the Camrick and North Perryton Units and its diversion of a portion of the available CO2 to the Farnsworth Unit constitutes a breach of contractual and fiduciary duties owed to Davis. Davis contends that the diversion has resulted in a decrease of oil production and reserves in the Camrick Unit and the North Perryton Unit. Davis contends that Chaparral caused the diversion of CO2 from the Camrick and North Perryton Units to the Farnsworth Unit in order to profit from increased production at the Farnsworth Unit to the detriment of Davis.

The Company disputes Davis’ allegations and specifically denies that it has any contractual or fiduciary obligation to Davis as alleged in the Proofs of Claim. The Company filed objections to the Proofs of Claim in the Chapter 11 proceeding. This proceeding is pending in the Bankruptcy Court. The Bankruptcy Judge has ordered Davis and the Company to participate in a mediation of the dispute. The mediation is currently scheduled for March 27, 2019; however, it is likely that it will be postponed.

Pursuant to the Reorganization Plan, if Davis ultimately prevails on the merits of its claims, any liability arising under the judgment or settlement would be satisfied through the issuance of stock in the Company.

The Commissioners of the Land Office of the State of Oklahoma’s Claims in the Company’s Chapter 11 Bankruptcy Cases (the “CLO case”). The Commissioners of the Land Office of the State of Oklahoma (“CLO”) claims that the Company is the lessee of mineral interests owned by the State of Oklahoma that are administered by the CLO. The CLO alleges that the Company has failed to pay royalties or has underpaid royalties owed to the CLO under these mineral leases and the CLO’s regulations. The CLO’s Proofs of Claims Nos. 2130 and 2131 allege non-payment of royalties and seek recovery of $1.7 million in allegedly unpaid royalties and related interest. The CLO’s Proofs of Claim Nos. 2132, 2133 and 2234 allege underpayment of royalties seek recovery of $29,000 in underpaid royalties and related interests.

The Company objects to the CLO’s claims on several grounds, including: (1) claims fail to take into account differences in the specific lease language and applicable regulations as they have changed over time; (2) the CLO’s construction of the leases and the regulations are improper; (3) the claims are based upon improper benchmark prices; (4) the claims improperly include amounts for interests; (5) the CLO seeks to impose liability on the Company for royalties where it is not CLO’s lessee; and (6) the claims are barred in whole or in part by the applicable Statute of Limitations and/or the doctrines of laches and estoppel.

Pursuant to the Reorganization Plan, if the CLO ultimately prevails on the merits of its claims, any liability arising under the judgment or settlement would be satisfied through the issuance of stock in the Company.

Martha Donelson and John Friend, on behalf of themselves and on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On August 11, 2014, an alleged class action was filed against us, as well as several other operators in Osage County, Oklahoma in the United States District Court for the Northern District of Oklahoma, alleging claims on behalf of the named plaintiffs and all similarly situated Osage County land owners and surface lessees. The plaintiffs challenged leases and drilling permits approved by the Bureau of Indian Affairs without the environmental studies allegedly required under the National Environmental Policy Act ("NEPA"). The plaintiffs assert claims seeking recovery for trespass, nuisance, negligence and unjust enrichment. Relief sought includes declaring oil and natural gas leases and drilling permits obtained in Osage County without a prior NEPA study void ab initio, removing us from all properties owned by the class members, disgorgement of profits, and compensatory and punitive damages. On March 31, 2016, the Court dismissed the case against all defendants as an improper challenge under NEPA and the Administrative Procedures Act. On April 29, 2016, the plaintiffs filed motions to alter or amend the court’s opinion and vacate the judgment, and to file an amended complaint to cure the deficiencies which the court found in the dismissed complaint. On May 20, 2016, the Company filed a Notice of Suggestion of Bankruptcy, and as a result has not responded to the plaintiffs’ motions. After plaintiff’s motion for reconsideration was denied, plaintiffs filed a Notice of Appeal with the Tenth Circuit on December 6, 2016. Oral argument regarding the appeal was held on November 14, 2017, and on April 5, 2018, the Tenth Circuit affirmed the dismissal. Plaintiffs petitioned for rehearing on May 21, 2018. The deadline to appeal the order of the Tenth Circuit passed without an appeal being filed and the case was dismissed.
Lisa West and Stormy Hopson, individually and as class representatives on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On February 18, 2016, an alleged class action was filed against us, as well as several other operators in the District Court of Pottawatomie County, State of Oklahoma, alleging claims on behalf of named plaintiffs and all similarly situated persons having an insurable real property interest in eight counties in central Oklahoma (the “Class Area”). The plaintiffs allege the oil and gas operations conducted by us and the other defendants have induced earthquakes in the Class Area. The plaintiffs did not seek damages for property damage, but instead asked the court to require the defendants to reimburse plaintiffs and class members for earthquake insurance premiums from 2011 through the time at which the court determines there is no longer a risk of induced earthquakes, as well as attorney fees and costs and other relief. On March 18, 2016, the case was removed to the United States District Court for the Western District of Oklahoma under the Class Action Fairness Act. On April 14, 2016, we filed a motion to dismiss the claims asserted against us for failure to state a claim upon which relief can be granted. On May 20, 2016, we filed a Notice of Suggestion of Bankruptcy, informing the court that we had filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On October 14, 2016, the plaintiffs filed an Amended Complaint adding additional defendants and increasing the Class Area to 25 central Oklahoma counties. Other defendants filed motions to dismiss the action which were granted on May 12, 2017. On July 18, 2017, plaintiffs filed a Second Amended Complaint adding additional named plaintiffs as putative class representatives and adding three additional counties to the putative class area. In the Second Amended Complaint, plaintiffs sought damages for nuisance, negligence, abnormally dangerous activities, and trespass. Due to Chaparral’s bankruptcy, plaintiffs specifically limited alleged damages related to Chaparral’s disposal activities occurring after our emergence from bankruptcy on March 21, 2017. We moved to dismiss the Second Amended Complaint on September 15, 2017. On August 13, 2018, the court granted our motion to dismiss, and on August 16, 2018 issued an order striking the class allegations from the Second Amended Complaint. On August 30, 2018, plaintiffs filed a motion for a permissive appeal with the United States Court of Appeals for the Tenth Circuit, challenging the order dismissing the class allegations. The Tenth Circuit denied plaintiffs’ petition for leave to appeal on September 24, 2018. Because the plaintiffs still have live claims pending against other defendants, the district court’s dismissal of the claims asserted against us are not yet final. In the event plaintiffs ultimately seek to appeal our dismissal, we will dispute the plaintiffs’ claims, dispute that the case meets the requirements for a class action, dispute the remedies requested are available under Oklahoma law, and vigorously defend the case.

Plaintiffs’ attorneys filed a proof of claim on behalf of the putative class claiming in excess of $75.0 million in our Chapter 11 Cases. We filed an objection to class treatment of the proof of claim filed by the West plaintiffs in our Bankruptcy proceeding. The bankruptcy Court heard our objection, and on February 9, 2018, granted our objection to class treatment of the proof of claim.

Lisa Griggs and April Marler, on behalf of themselves and other Oklahoma citizens similarly situated v. New Dominion, L.L.C. et al. On July 21, 2017, an alleged class action was filed against us and other operators, in the District Court of Logan County, State of Oklahoma. The named plaintiffs assert claims on behalf of themselves and Oklahoma citizens owning a home or business between March 30, 2014, and the present in a class area which encompasses nine counties in central Oklahoma (the "Griggs Class Area"). The plaintiffs allege disposal of saltwater produced during oil and gas operations induced earthquakes in the Griggs Class Area, and each defendant has liability under theories of ultra-hazardous activities, negligence, nuisance, and trespass. On October 24, 2017, plaintiffs filed a First Amended Class Petition in Logan County, Oklahoma, adding Creek County, Oklahoma to the Griggs Class Area, and adding an additional earthquake to the list of seismic events allegedly caused by the defendants. The plaintiffs asked the court to award unspecified damages for damage to real and personal property and loss of market value, loss of use and enjoyment of the properties, and emotional harm, as well as punitive damages and pre-judgment and post-judgment interest. The case was removed to the Western District of Oklahoma on December 15, 2017, and on December 18, 2017, plaintiffs voluntarily dismissed us from the suit without prejudice. Due to subsequent remand to state court, we filed notice of the dismissal in the state court action on January 31, 2018.

James Butler et al. v. Berexco, L.L.C., Chaparral Energy, L.L.C, et al.  On October 13, 2017, a group of fifty-two individual plaintiffs filed a lawsuit in the District Court of Payne County, State of Oklahoma against twenty-six named defendants, including us, and twenty-five unnamed defendants. Plaintiffs are all property owners and residents of Payne County, Oklahoma, and allege salt water disposal activities by the defendants, owners or operators of salt water disposal wells, induced earthquakes which have caused damage to real and personal property, and emotional damages. Plaintiffs claim absolute liability for ultra-hazardous activities, negligence, gross negligence, public and private nuisance, trespass, and ask for compensatory and punitive damages. On December 18, 2017, we moved the court to dismiss the claims against us. Prior to plaintiffs responding to our motion, a hearing on a motion to stay the Butler case was held on January 4, 2018. The judge granted the motion to stay proceedings, ruling that the Butler case was stayed pending final judgment or denial of class certification in the Lisa West et al. v. ABC Oil Company, Inc. case, supra. Despite the dismissal of the class allegations in the West case, the stay has not been lifted. Our motion to dismiss will not be considered until the stay is lifted, at which time, if necessary, we will dispute plaintiffs’ claims, dispute that the remedies requested are available under Oklahoma law, and vigorously defend the case.

Lacheverjuan Bennett et al. v. Chaparral Energy, L.L.C., et al.  On March 26, 2018, a group of twenty-seven individual plaintiffs filed a lawsuit in the District Court of Logan County, State of Oklahoma against twenty-three named defendants, including us, and twenty-five unnamed defendants. Plaintiffs are all property owners and residents of Logan County, Oklahoma, and allege the defendants, all oil and gas companies which have engaged in injection well operations, induced earthquakes which have caused damage to real and personal property, and caused emotional damages. Plaintiffs claim absolute liability for ultra-hazardous activities, negligence, gross negligence, public and private nuisance, and trespass, and ask for compensatory and punitive damages, and attorney fees and costs. On October 22, 2018, we filed a motion to dismiss the claims asserted against us for failure to state a claim upon which relief can be granted. Jointly with other defendants, we filed a motion to stay the proceedings pending resolution of Lisa West et al. v. ABC Oil Company, Inc. Despite dismissal of the class allegations in the West case, the stay has not been lifted. When the stay is lifted, we will dispute the plaintiffs’ claims, dispute the remedies requested are available under Oklahoma law, and vigorously defend the case.

Hallco Petroleum, Inc. v. Chaparral Energy, L.L.C. On November 7, 2017, Hallco Production, LLC (“Hallco”) filed a lawsuit against us in the District Court of Kay County, State of Oklahoma. Plaintiffs alleged carbon dioxide which was injected for enhanced oil recovery in wells operated by us in the North Burbank Unit migrated to wells operated by Hallco, damaging its salt water disposal well and therefore preventing operation of, and production from, all wells on Hallco’s lease. Plaintiffs allege the migration of carbon dioxide constituted trespass, and further allege negligence and nuisance. Plaintiff seeks actual damages in excess of $75,000, plus punitive damages in an unspecified amount. Because we sold the EOR wells on November 17, 2017, Hallco filed an amended petition on March 6, 2018 to add the purchaser, Perdure Petroleum, LLC, as an additional defendant in the lawsuit. Plaintiff claims the damage is ongoing. We dispute the plaintiff’s claims, dispute the remedies requested are available under Oklahoma law, and are vigorously defending the case.

Brown & Borelli, Inc. v. Chesapeake Operating, L.L.C. et al., in the District Court of Kingfisher County, State of Oklahoma. The plaintiff filed its petition in this case on August 24, 2018. In the petition, the plaintiff alleges our use of hydraulic fracturing during completion of a certain horizontal oil and gas well caused damage to plaintiff’s existing vertical wells located in another section. The plaintiff also alleges two co-defendants’ completion of horizontal wells likewise caused damage to the same vertical wells. Plaintiff asserts claims for trespass and nuisance against all defendants and seeks to recover compensatory damages for the alleged loss of production to plaintiff’s vertical wells. We filed an answer on October 9, 2018 disputing plaintiff’s material allegations and asserting certain affirmative and other defenses. Discovery is ongoing and no scheduling order has yet been entered by the court. We will vigorously defend the case.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Prior to our emergence from bankruptcy on March 21, 2017, there were 1,382,288 outstanding shares of common stock, none of which were publicly traded. Upon emergence from bankruptcy, on March 21, 2017 (the “Effective Date”), these shares were canceled, extinguished and discharged and we issued, or reserved for issuance, a total of 44,982,142 shares of Successor common stock consisting of 37,110,630 shares of Class A common stock and 7,871,512 shares Class B common stock pursuant to our Reorganization Plan and our new organizational documents. The new Class A common stock and Class B common stock had identical economic and voting rights. On December 19, 2018, all outstanding shares of Class B common stock converted into the same number of shares of Class A common stock, pursuant to the terms of our Certificate of Incorporation. Each share of Class B common stock that was converted was retired by the Company and is not available for reissuance.

The conversion occurred pursuant to Article IV, Section 2(g) of the Certificate of Incorporation, which provided that each one share of outstanding Class B common stock would convert automatically, without any further action by the holder, into one share of Class A common stock upon the earlier to occur of the following: (x) December 15, 2018; (y) the occurrence and effectiveness of a redemption in accordance with the terms of the Certificate of Incorporation; and (z) the date a qualified listing occurs with respect to Class A common stock in connection with an underwritten takedown or an initial public offering pursuant to an effective Registration Statement under the Securities Act.

Also in accordance with Article IV, Section 2(g) of the Certificate of Incorporation, and as required by Section 243 of the Delaware General Corporation Law, on December 18, 2018, the Company filed a certificate with the Secretary of State of the State of Delaware effecting the retirement and cancellation of the shares of Class B common stock that were issued but not outstanding following the conversion.

The conversion had the following effects, among others, on the holders of shares of Class B common stock:

Voting Power. The conversion had no impact on the voting power of the holders of shares of Class B common stock.

Economic Interests.  The conversion had no impact on the economic interests of holders of shares of Class B common stock, including with regard to dividends, liquidation rights, and treatment in connection with a change of control or merger transaction, except that the Class B common stock was previously subject to certain redemption provisions. Prior to the conversion, if the Company undertook an underwritten public offering, Class B common stock would have been subject to redemption by the Company if there was an insufficient number of shares being offered for sale to successfully consummate an underwritten public offering or create sufficient liquidity for optimal trading of Class A common stock. Class A common stock does not have such redemption provisions.

Capitalization. The conversion had no impact on the total number of the Company’s issued and outstanding shares of capital stock; the shares of Class B common stock converted into an equivalent number of shares of Class A common stock. However, the Company’s total number of authorized shares of capital stock was reduced from 205,000,000 to 197,130,071 to account for the elimination of the 7,869,929 shares of Class B common stock that were issued prior to the conversion. The Company’s authorized capital stock consists of 180,000,000 shares of Class A common stock, 12,130,071 shares of Class B common stock and 5,000,000 shares of preferred stock, each with par value $0.01 per share.
As of March 12, 2019, there were 192 record holders of 46,451,200 outstanding shares of Class A common stock of the Successor.

Market Information

Our Class A common stock began trading on the NYSE under the symbol “CHAP” starting July 24, 2018. Prior to being listed on the NYSE, our Class A common stock was quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CHPE” from May 26, 2017 through July 23, 2018. From May 18, 2017 through May 25, 2017, our Class A common stock was quoted on the OTC Pink market place under the symbol “CHHP”. No established public trading market existed for our Class A common stock prior to May 18, 2017. Our previously outstanding Class B common stock was not listed or quoted on the OTCQB or any other stock exchange or quotation system, and has since been converted to Class A common stock. The following table sets forth the high and low last reported sales prices per share of our Class A common stock, as reported on the NYSE, OTCQB or OTC Pink, of which we are aware for the period indicated. Based on information available to us, we believe transactions in our Class A common stock can be fairly summarized as follows for the period indicated:

	High	Low
2018
Fourth Quarter	$18.30	$4.48
Third Quarter	$20.00	$15.55
Second Quarter	$21.25	$16.75
First Quarter	$25.85	$16.65
2017
Fourth Quarter	$25.50	$23.00
Third Quarter	$23.25	$19.50
Second Quarter (1)	$26.00	$12.00
________________________________

(1)	Represents the period from May 18, 2017, the date on which our Class A common stock began quoting on the OTC Pink, through June 30, 2017.
Dividend Policy
We have not paid any dividends on our common stock in either of the last two years and we do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any future determination relating to our dividend policy will be at the discretion of our Board and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our Board. We are also restricted from paying any cash dividends under our New Credit Facility.
Securities authorized for issuance under equity compensation plans
Our Reorganization Plan authorized the issuance of 7% of outstanding Successor common shares on a fully diluted basis toward a new management incentive plan (“MIP”). The aggregate number of shares of Class A common stock, par value $0.01 per share, reserved for issuance pursuant to our MIP was initially set at 3,388,832 subject to changes in the event additional shares of common stock are issued under our Reorganization Plan. Out of the amount reserved, the remaining shares available for issuance as of December 31, 2018 are disclosed below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by stockholders	—	—	1,830,139
Equity compensation plans not approved by stockholders	—	—	—
________________________________

(1)
Available for issuance under the MIP. In addition, shares that are terminated, canceled, expire unexercised, or settled in such manner that all or some of the shares are not issued to a participant or are surrendered unvested shall immediately become available for future issuance.

Sales of Unregistered Securities
None.

Repurchases of Equity Securities
The following table provides information regarding Class A common stock repurchases made by the Company during the three months ended December 31, 2018.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2018	4,208	$15.35	N/A	N/A
November 1-30, 2018	—	$—	N/A	N/A
December 1-31, 2018	—	$—	N/A	N/A
Total	4,208	$15.35	N/A	N/A
_________________________________________

(1)
All shares purchases relate to tax withholding in connection with vesting of restricted shares issued under our MIP. Based on expected vesting of restricted shares, we estimate that approximately 79,000 additional shares will be repurchased during the first quarter of 2019 for tax withholding

ITEM 6. SELECTED FINANCIAL DATA

You should read the following historical financial data in connection with the financial statements and related notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report. The financial data as of and for each of the five years ended December 31, 2018 was derived from our audited financial statements. Our historical results are not necessarily indicative of results to be expected in future periods.

	Successor		Predecessor
	Period from	Period from	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016	January 1, 2015	January 1, 2014
	through	through	through	through	through	through
(in thousands)	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Statements of Operations Data:
Revenues	$247,362	$227,079	$66,531	$252,152	$324,315	$681,557
Operating income (loss) (1)	30,177	(45,266)	9,752	(295,464)	(1,577,865)	204,027
Net income (loss) (2)	33,442	(118,902)	1,041,959	(415,720)	(1,333,844)	209,293
Earnings per share:
Basic for Class A and Class B	$0.74	$(2.64)	*	*	*	*
Diluted for Class A and Class B	$0.73	$(2.64)	*	*	*	*
Statements of Cash Flows Data:
Net cash provided by operating activities	$146,241	$84,969	$14,385	$47,167	$19,608	$323,911
Expenditures for property, plant, and equipment and oil and natural gas properties	(324,063)	(157,718)	(31,179)	(146,296)	(313,481)	(685,459)
Other Data:
Production (MBoe)	7,490	6,603	1,796	8,926	10,200	10,982
________________________________

(1)
Operating income (loss) for 2018, the Successor period of 2017 and the Predecessor periods of 2017, 2016, 2015, and 2014 included impairment charges of $20.1 million, $42.3 million, nil, $282.5 million, $1.5 billion, and $3.5 million, respectively.

(2)
Net income (loss) for 2018, the Successor period of 2017, the Predecessor period of 2017 and 2016 included reorganization items (expense) income attributable to our bankruptcy proceedings of $(2.4) million, $(3.1) million, $988.7 million, and $(16.7) million, respectively.

*     We have not historically presented earnings per share because our common stock did not previously trade on a public market, either on a stock     exchange or in the over-the-counter market. Accordingly, we were permitted under accounting guidance to omit such disclosure.

	Successor		Predecessor
	December 31,		December 31,
(in thousands)	2018	2017	2016	2015	2014
Balance Sheet Data:
Total oil and natural gas properties	$1,160,518	$992,353	$555,184	$798,837	$2,322,391
Total assets	1,340,669	1,139,306	845,987	1,181,313	2,831,816
Total debt (1)	307,471	144,659	469,112	1,583,701	1,633,802
Total stockholders’ equity (deficit)	884,687	842,766	(1,042,153)	(620,357)	711,858
Other Data:
Proved reserves as of December 31, (MBoe)	94,807	76,287	131,301	155,541	159,393
________________________________

(1)	In 2016 the $1.2 billion balance outstanding under our Prior Senior Notes was reclassified from debt to liabilities subject to compromise.

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

Executive Overview

Chaparral Energy, Inc. (NYSE: CHAP) is an independent oil and natural gas exploration and production company headquartered in Oklahoma City and focused in Oklahoma’s hydrocarbon rich STACK Play, where it has approximately 131,000 net acres primarily in Kingfisher, Canadian and Garfield counties. Beginning in the early 1990s, our operations in the area later to become known as the STACK were focused on vertical wells and waterfloods. Since late 2013, however, we have concentrated on the horizontal development of the Mississippian-age Osage and Meramec formations, the Pennsylvanian-age Oswego formation, as well as Devonian-age Woodford Shale formation.

As of December 31, 2018, we had estimated proved reserves of 94.8 MMBoe with a PV-10 value of approximately $686.0 million. Our estimated proved reserve life is approximately 12.7 years. These estimated proved reserves included 74.1 MMBoe of reserves in our STACK play which represents a 50% increase from the prior year. Our total reserves were 59% proved developed, 34% crude oil, 27% natural gas liquids and 39% natural gas.

Our December 31, 2018 reserve estimates reflect that our production rate on current proved developed producing properties will decline at annual rates of approximately 25%, 17%, and 13% for the next three years.  To grow our production and cash flow, we must find, develop and acquire new oil and natural gas reserves to replace those being depleted by production.  Substantial capital expenditures are required to find, develop and acquire oil and natural gas reserves.

2018 Financial and Operating Highlights

The following are material events in 2018 that have impacted our liquidity or results of operations, and/or are expected to impact these items in future periods:

•	Income. We reported net income of $33.4 million and basic earnings per share of $0.74.

•
Decreased LOE. LOE declined 41% from the prior year to $54.2 million in 2018 primarily due the divestitures of our EOR assets in late 2017 and other non-core assets in 2018, which were assets characterized by higher operating costs compared to our STACK assets. Our lease operating expense per Boe of $7.24 in 2018 was 34% lower than the prior year.

•
Production. Production in our STACK play increased 52% from the prior year to 5,279 MBoe in 2018. Total Company production was 7,490 MBoe in 2018 which was 11% lower than the prior year as the loss of production from divesting our EOR and other non-core assets was only partially offset by the production increase from our STACK play.

•
Divestitures. We generated proceeds of $50.5 million from divestitures of non-core assets which included certain properties in the Oklahoma/Texas Panhandle and certain salt water disposal infrastructure assets.

•
Issuance of Senior Notes. On June 29, 2018, we completed our offering of $300.0 million of senior unsecured notes due 2023 which provided net proceeds, after deducting estimated issuance costs, of $292.7 million. Upon receipt of the offering proceeds, we repaid the entire outstanding balance on our New Credit Facility with the remaining proceeds used for general corporate purposes.

•	Uplisting. On July 24, 2018, we transferred our stock exchange listing for our Class A common stock from the OTCQB market to the NYSE and began trading under the new ticker symbol “CHAP.”

•
Share conversion. On December 19, 2018, all outstanding shares of our Class B common stock converted into the same number of shares of Class A common stock. With the conversion, all our common stock is now traded on the NYSE.

•
Reserve growth. We increased year-end 2018 proved reserves to 94.8 MMBoe, an increase of 24% compared to year-end 2017 proved reserves. Our STACK proved reserves of 74.1 MBoe increased 24.7 MMBoe or approximately 50% compared to year-end 2017 proved reserves.

•
Amendment to New Credit Facility. On December 7, 2018, we amended our New Credit Facility. Provisions in the amendment included: (i) increasing the aggregate principal amount from $400 million to $750 million; (ii) increasing the borrowing base from $265 million to $325 million; (iii) decreasing the applicable margin on outstanding borrowings by 50 basis points and (iv) changing hedge capacity to 80% of internally forecasted production for the first 24 months.

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

On March 10, 2017, (the “Confirmation Date”), the Bankruptcy Court confirmed our Reorganization Plan and on the Effective Date, the Reorganization Plan became effective and we emerged from bankruptcy. See “Note 3—Chapter 11 reorganization” in Item 1. Financial Statements of this report for a detailed discussion of our bankruptcy and subsequent emergence.

Fresh Start Accounting. Our emergence from bankruptcy and the resulting adoption of fresh start accounting had a material impact on our consolidated statement of operations mainly due to a gain of $642 million resulting from an increase in carrying value of our net assets to their fair value combined with the $372 million gain on settlement of liabilities subject to compromise, both of which were recognized during the Predecessor period in 2017. The increase in carrying value of our net assets to their fair value was primarily attributable to a $560 million increase in our unevaluated oil and gas properties reflecting the value of our acreage in our STACK resource play. See “Note 4—Fresh start accounting” in Item 1. Financial Statements of this report for a discussion of changes to our balance sheet upon emergence from bankruptcy.

Capital Program

Our 2018 oil and natural gas capital expenditure was $341.0 million compared to 2017 where we incurred $37.3 million in the Predecessor period and $175.2 million in the Successor period. The increase in capital expenditure was primarily driven by an increase in the number of wells we drilled and in our leasehold acquisitions. The table below discloses our actual costs incurred, including costs that we have accrued for 2018 and our 2019 capital budget:

	Twelve Months Ended December 31, 2018			2019 Budget
(in thousands)	STACK	Other	Total	Low	High
Acquisitions (1)	$111,384	$—	$111,384	$12,500	$17,500
Drilling (2)	194,682	—	194,682	227,500	247,500
Enhancements	4,804	6,248	11,052	10,000	10,000
Operational capital expenditures incurred	310,870	6,248	$317,118	$250,000	$275,000
Other (3)	—	—	$23,900	$25,000	$25,000
Total capital expenditures incurred	$310,870	$6,248	$341,018	$275,000	$300,000
 _________________________________

(1)	For 2018, includes non-monetary acreage trades of $10.9 million.

(2)
For 2018, includes $38.0 million on development of wells operated by others and $30.4 million on our joint development agreement. Of the $30.4 million incurred on our joint development program, $13.2 million was incurred on costs that were in excess of the well cost caps specified under the agreement and JDA as a result of inflation and $17.2 million was incurred to acquire additional working interests (see discussion below).

(3)
For 2018, this amount includes $10.7 million for capitalized general and administrative expenses, $10.9 million for capitalized interest and $2.3 million on asset retirement obligations for future plugging and abandonment For our 2019 capital budget, this amount includes capitalized interest and capitalized general and administrative expenses.

In addition to the capital expenditures for oil and natural gas properties, we spent approximately $4.6 million for property and equipment during 2018.

Our 2018 expenditures of $111.4 million on acquisitions, which included $10.9 million in costs we recorded for non-monetary acreage trades, were comprised of approximately 24,600 acres acquired through leasing and pooling as well as $7.7 million on seismic data. This amount includes the closing payment of $54.8 million in January 2018 on our 7,000 acre leasehold purchase in Kingfisher County, Oklahoma.

Our 2018 drilling and completions expenditures of $194.7 million included $38.0 million for development of wells operated by others and $30.4 million on our joint development agreement. Of our activity that did not include wells under our joint development agreement nor outside operated wells, we drilled and completed 24 gross wells, completed five gross wells which were drilled in 2018 and drilled seven gross wells to be completed in 2019, all within our STACK play. Our net expenditures to drill and complete the 24 gross wells, which have an average working interest of 83%, was $92.1 million.

Joint Development Agreement. On September 25, 2017, we entered into a joint development agreement (“JDA”) with BCE Roadrunner, LLC, a wholly-owned subsidiary of Bayou City Energy (“BCE”), pursuant to which BCE will fund 100 percent of our drilling, completion and equipping costs associated with 30 STACK wells subject to well cost caps that vary by well-type across location and targeted formations, ranging from $3.4 million to $4.0 million per gross well. The cost caps may be increased up to 20% by mutual agreement. The JDA wells, which will be drilled and operated by us, include 17 initially identified locations in Canadian County (in the Meramec and Woodford formations) and 13 locations in Garfield County (in the Osage and Meramec formations). The JDA provides us with a means to accelerate the delineation of our position within our promising Garfield and Canadian County acreage, realizing further efficiencies and holding additional acreage by production, and potentially adding reserves. In exchange for funding, BCE received wellbore-only interest in each well totaling an 85% carve-out working interest from our original working interest (and we retain 15%) until the program reaches a 14% internal rate of return (the “hurdle rate”). Once achieved, ownership interest in all wells will revert such that we will own a 75% working interest and BCE will retain a 25% working interest. We will retain all acreage and reserves outside of the wellbore, with both parties entitled to revenues and paying lease operating expenses based on their working interest. During 2018, we drilled and completed 18 wells, completed one well drilled in the prior year and drilled five wells to be completed in 2019. As of December 31, 2018, we have eight wells remaining to drill and/or complete in order to complete the JDA.

Our drilling and completion costs to date have been exceeding well cost caps specified under the JDA primarily due to inflation in the cost of oilfield services as a result of the rebound in industry conditions. In our negotiation with BCE to cover the inflationary cost increases, BCE had indicated willingness to increase the per well cost caps on remaining wells in exchange for adding more wells to the current program. Since we have achieved our goals to utilize the JDA as a means to delineate our acreage in Garfield and Canadian counties, Oklahoma, we do not currently plan for any expansion of the JDA. We have therefore recorded additions to oil and natural gas properties of $13.2 million in cumulative drilling and completion costs during 2018 on JDA wells that have exceeded the well cost caps specified under the JDA.  These increases to our capital expenditures do not change our pre-reversionary interest of 15%. We also incurred an additional $17.2 million to acquire additional working interest on certain wells within the program through force pooling that was not subject to the JDA .

2019 Budget. Our capital budget for 2019 is between $275.0 million and $300.0 million. This is comprised of $227.5 million to $247.5 million for drilling and completions in our STACK play, which includes $17.5 million to $22.5 million for participating in nonoperated wells. We have also allocated $12.5 million to $17.5 million for acquisitions, $10.0 million for workovers and enhancements, and $25.0 million in total for capitalized interest and capitalized G&A. The budget contemplates drilling and/or completing 60 to 70 gross operated wells, including our eight remaining JDA wells. The goal of our 2019 capital program is to grow production and test spacing assumptions across our leasehold while maintaining flexibility in responding to market price fluctuations and preserving liquidity under our credit facility.

2019 Outlook

Crude Oil. The global oil and gas industry is cyclical, and crude oil prices are volatile, driven by crude oil supply, which includes OPEC and non-OPEC producers, and global crude oil demand. Building on the prior year's price recovery and higher demand, crude oil prices trended upward for most of 2018, with Brent and WTI crude oil prices reaching a four-year high, in excess of $80 and $70 per barrel, respectively. However, in November 2018, prices suddenly plunged, with Brent and WTI prices falling to nearly $50 and $40 per barrel, respectively, as traders focused on supply economics combined with concerns of slowing global growth.

The outlook for 2019 crude oil prices will continue to depend on supply and demand dynamics, as well as global geopolitical and security factors in crude oil-producing nations. Even if OPEC cuts production, U.S. shale supply is expected to continue to grow due to capital investment in anticipation of the addition of takeaway capacity easing recent bottlenecks, such as in the Delaware Basin. These factors, and the potential for slower global growth and increasing global uncertainty, could suppress crude oil prices. In addition, the spread between WTI and Brent prices has been widening, resulting in comparatively lower prices for U.S. production. However, reductions in industry investment, particularly for conventional crude oil development, will, over time, contribute to production declines, potentially supporting higher prices.

Natural Gas. The U.S. domestic natural gas market remains oversupplied as domestic production has continued to grow due to drilling efficiencies, higher incremental volumes of associated gas from oil wells and de-bottlenecking of transportation infrastructure. In contrast to crude oil supply curtailments, there has been little to offset natural gas supply growth, which continues to outpace demand domestically. As a result, natural gas prices remained range-bound in 2018, with an expectation to continue as such in 2019, with natural gas prices at or near current or recent trading levels.

Development and Operating Costs. As commodity prices strengthened, the demand for oilfield equipment, services and infrastructure began to rise, leading to cost inflation for the drilling, completion and operating of wells, and for the construction and/or access to necessary oil and gas infrastructure. As a result, during 2018 there was pressure on operating margins and capital efficiency in U.S. onshore regions, including those in which we operate. With the recent crude oil price decline from mid-2018 highs, the development and operating cost structure has begun to shift downward, and with stable prices, we expect the potential for lower costs will continue into 2019.

Price Uncertainty and the Full-Cost Ceiling Impairment

As discussed in the section above, crude oil prices are volatile. A decline in commodity prices negatively impacts our revenues, profitability, cash flows, liquidity, and reserves, which could lead us to consider reductions in our capital program, asset sales or organizational changes.

We deal with volatility in commodity prices primarily by working to make our overall cost structure competitive and supportive in a low oil price environment. In addition, we maintain flexibility in our capital investment program with a diversified drilling portfolio and limited long-term commitments, which enables us to respond quickly to industry price volatility. We also deal with price volatility by hedging a substantial portion of our expected future oil and natural gas production to reduce our exposure to commodity price decreases.  We currently have derivative contracts in place for a portion of oil and natural gas production from 2019 through 2021(see Item 7A. Quantitative and Qualitative Disclosures About Market Risk).

One of the ways price volatility impacts our operating results is through the full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending on the balance sheet date. Since the prices used in the cost ceiling are based on a trailing 12-month period, the full impact of price changes on our financial statements is not recognized immediately but will be spread over several reporting periods. The year-end trailing 12-month price over the past 3 years is as follows:

	2018	2017	2016
Oil (per Bbl)	$65.56	$51.34	$42.75
Natural gas (per Mcf)	$3.10	$2.98	$2.49
Natural gas liquids (per Bbl)	$25.56	$24.17	$13.47

Our ceiling test write-downs are as follows:

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
(in thousands)	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Ceiling test impairment	$20,065	$42,146	$—	$281,079

Our ceiling test impairment in 2018 is primarily due to the write-off of the value of non-producing acreage recorded during implementation of fresh start accounting attributable to our non-core leasehold outside of the STACK that we do not intend to develop. Our 2017 impairment was primarily due to the loss of reserves from our EOR asset sale while our 2016 impairment was primarily due to decreasing average prices. The amount of any future impairment is difficult to predict. Changes in factors that impact our estimated ceiling limitation calculation, including, but not limited to, incremental proved reserves that may be added, revisions to previous reserve estimates, capital expenditures, operating costs, depletion expense, and further decreases in average commodity pricing may result in ceiling cost impairments in future quarters.

In addition to commodity prices, our production rates, levels of proved reserves, estimated future operating expenses, estimated future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Results of Operations

Overview

Total production decreased from 2016 to 2018 as a result of the divestitures of our EOR assets and non-core properties and the natural decline in our remaining legacy production which were partially offset by production growth in our STACK Areas where we have focused our capital development. Gross commodity sales increased from 2016 to 2017 in conjunction with a modest price recovery but decreased from 2017 to 2018 due to lower production and a change in our product mix with crude oil comprising a smaller proportion of our total production on a Boe basis compared to the past. Net income of $33.4 million in 2018 included $37.8 million of mark to market derivative gains and a $20.1 million ceiling test impairment. Our net loss of $118.9 million during the Successor period of 2017 was primarily a result of our ceiling test impairment of $42.1 million, the loss on the sale of our EOR assets of $25.2 million and losses on our derivative contracts of $30.8 million. Net income of $1.0 billion during the Predecessor period in 2017 was primarily due to our bankruptcy and subsequent emergence which resulted in material gains from the forgiveness of debt of $372.1 million and from the increase in book value of our assets as a result of fresh start accounting of $641.7 million. Our net loss of $415.7 million in 2016 included ceiling test impairments of $281.1 million and interest expense of $64.2 million.

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
(dollars in thousands)	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Production (MBoe)	7,490	6,603	1,796	8,926
Gross commodity sales	$258,845	$226,493	$66,531	$252,152
Net income (loss)	$33,442	$(118,902)	$1,041,959	$(415,720)
Cash flow from operations	$146,241	$84,969	$14,385	$47,167

Production

Production volumes by area were as follows (MBoe):

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
STACK Areas
STACK - Kingfisher County	2,194	1,676	423	1,515
STACK - Canadian County	1,648	680	142	661
STACK - Garfield County	1,183	339	57	407
STACK - Other	254	113	34	140
Total STACK Areas	5,279	2,808	656	2,723
EOR Areas	—	1,317	445	2,068
Other	2,211	2,478	695	4,135
Total	7,490	6,603	1,796	8,926

The table above reflects an increasing production trend in our STACK Areas and a decreasing trend in our EOR and Other Areas. The pattern is a result of (i) our continued focus and capital investment in our higher-return STACK Areas, (ii) the divestiture of our EOR Areas assets in November 2017, (iii) divestitures of other non-core assets in Other Areas at various times during 2017 and 2018, including certain properties in the Oklahoma/Texas Panhandle in 2018, and (iv) the natural decline in production in wells that were producing as of December 31, 2017 and lower capital investment in areas outside our STACK Areas. See “Note 6 - Acquisitions and divestitures” in Item 8 of this report for further detail on our divestitures.

Commodity sales

The following table presents information about our commodity sales before the effects of commodity derivative settlements:

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Commodity sales (in thousands)
Oil	$171,749	$171,088	$51,847	$196,660
Natural gas	41,506	29,471	9,140	34,369
Natural gas liquids	45,590	25,934	5,544	21,123
Gross commodity sales	$258,845	$226,493	$66,531	$252,152
Transportation and processing (1)	(16,276)	—	—	—
Net commodity sales	242,569	226,493	66,531	252,152
Production
Oil (MBbls)	2,684	3,535	1,036	4,870
Natural gas (MMcf)	17,549	11,552	3,046	15,889
Natural gas liquids (MBbls)	1,881	1,143	252	1,408
MBoe	7,490	6,603	1,796	8,926
Average sales prices (excluding derivative settlements)
Oil per Bbl	$63.99	$48.40	$50.05	$40.38
Natural gas per Mcf	$2.37	$2.55	$3.00	$2.16
Natural gas liquids per Bbl	$24.24	$22.69	$22.00	$15.00
Transportation and processing per Boe (1)	$(2.17)	$—	$—	$—
Average sales price per Boe	$32.39	$34.30	$37.04	$28.25
_____________________________________________
(1) Pursuant to new accounting guidance on revenue recognition, transportation and processing charges are reflected as a deduction from revenue instead of as an expense beginning in 2018.

The relative impact of changes in commodity prices and sales volumes on our commodity sales before the effects of hedging is shown in the following table:

	Year ended December 31,
	2018 vs. 2017		2017 vs. 2016
(dollars in thousands)	Sales change	Percentage change in sales	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$40,846	18.3%	$38,349	19.5%
Production	(92,032)	(41.3)%	(12,074)	(6.1)%
Total change in oil sales	$(51,186)	(23.0)%	$26,275	13.4%
Change in natural gas sales due to:
Prices	$(4,909)	(12.7)%	$7,035	20.5%
Production	7,803	20.2%	(2,793)	(8.1)%
Total change in natural gas sales	$2,894	7.5%	$4,242	12.4%
Change in natural gas liquids sales due to:
Prices	$3,145	10.0%	$10,550	49.9%
Production	10,967	34.8%	(195)	(0.9)%
Total change in natural gas liquid sales	$14,112	44.8%	$10,355	49.0%

Our gross commodity sales (before transportation and processing deductions) for the year ended December 31, 2018, of $258.8 million, decreased approximately 12% compared to gross commodity sales for the prior year ended December 31, 2017. The decrease is due to a decrease in crude oil production volumes and lower natural gas prices partially offset by increases in natural gas and natural gas liquids production volumes and higher crude oil and natural gas liquids prices.

Since production from our divested EOR assets was predominantly in crude oil, our net crude oil production volumes for the twelve months ended December 31, 2018, decreased 41% compared to the prior year ended December 31, 2017. In the meantime, as a result of growth in our STACK play, our net natural gas production volumes for the twelve months ended December 31, 2018, increased 20% compared to the prior year ended December 31, 2017 and our net natural gas liquids production volumes for the twelve months ended December 31, 2018, increased 35% compared to the prior year ended December 31, 2107.

Our gross commodity sales for the year ended December 31, 2017, which consisted of $226.5 million for the Successor period and $66.5 million for the Predecessor period, increased approximately 16% compared to the prior year ended December 31, 2016 as prices increased significantly for all three commodities which more than offset the decline in volumes produced. As discussed previously, production declined within our EOR Areas due to its divestiture prior to the end of 2017 while production declined in our Other Areas due to a lack of capital spending as our capital activity in 2017 was focused on developing wells in our higher-return STACK Area.

Transportation and processing revenue deductions principally consist of deductions by our customers for costs to prepare and transport production from the wellhead to a specified sales point and processing costs of gas into natural gas liquids. Transportation and processing deductions were $16.3 million for 2018, representing an increase of 41% compared to the aggregate of Successor and Predecessor periods in 2017. Transportation and processing deductions were higher on a dollar basis as a result of increased production of natural gas and natural gas liquids as well as higher rates. The increases have been driven by production growth in our STACK Area where we have experienced higher transportation and processing costs compared to our other operating areas due to new infrastructure being built in the area. In addition, transportation and processing deductions were also higher on a per Boe basis due to our EOR asset divestiture where production from the divested asset was substantially all in the form of crude oil with no associated transportation and processing fees while natural gas and natural gas liquids comprise a larger proportion of our current production on a Boe basis.

Transportation and processing expenses of $9.5 million and $2.0 million for the Successor and Predecessor periods in 2017, respectively, were in total higher compared to 2016 as a result of a larger proportion of our total gas production generated from our STACK Area where we have experienced higher transportation and processing costs compared to our Other operating areas. Transportation and processing costs are higher in the STACK in part due to new infrastructure being built in the area. In addition, per unit costs were higher due to increased costs from our non-operated wells and a larger proportion of gas production subject to fee based processing arrangements as opposed to percentage of proceeds arrangements.

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
	December 31, 2018 (1)	December 31, 2017 (2)	March 21, 2017 (2)	December 31, 2016 (2)
Transportation and processing charges (in thousands)	$16,276	$9,503	$2,034	$8,845
Transportation and processing charges per Boe	$2.17	$1.44	$1.13	$0.99
______________________________________________

(1)	Reflected as a revenue deduction on our consolidated statements of operations.

(2)	Reflected as an expense on our consolidated statements of operations.

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

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements on realized prices:

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016 (1)
Oil (per Bbl): (2)
Before derivative settlements	$63.99	$48.40	$50.05	$34.69
After derivative settlements	$57.92	$52.24	$51.20	$52.63
Post-settlement to pre-settlement price	90.5%	107.9%	102.3%	151.7%
Natural gas liquids (per Bbl): (3)
Before derivative settlements	$24.24	*	*	*
After derivative settlements	$24.47	*	*	*
Post-settlement to pre-settlement price	100.9%	*	*	*
Natural gas (per Mcf):
Before derivative settlements	$2.37	$2.55	$3.00	$2.16
After derivative settlements	$2.21	$2.73	$3.03	$3.75
Post-settlement to pre-settlement price	93.2%	107.1%	101.0%	173.6%
________________________________

(1)	For 2016, “after derivative settlements” excludes early termination settlement proceeds from contracts maturing after 2016.

(2)	The 2016 period includes natural gas liquids as we were permitted under our Prior Credit Facility to utilize crude oil derivatives to hedge our natural gas liquids production.

(3)
During 2018, we entered into derivative contracts to hedge our exposure to natural gas liquids pricing, specifically propane and natural gasoline. Prior to 2018, we did not have commodity derivative contracts on NGL products.

The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

	As of December 31,	As of December 31,
(in thousands)	2018	2017
Derivative assets (liabilities):
Crude oil derivatives	$19,756	$(13,404)
Natural gas derivatives	345	278
NGL derivatives	4,581	—
Net derivative (liabilities) assets	$24,682	$(13,126)

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

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
(in thousands)	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Non-hedge derivative (losses) gains	$19,297	$(30,802)	$48,006	$(22,837)

	Successor
	Period from January 1, 2018 through December 31, 2018		Period from March 22, 2017 through December 31, 2017
(in thousands)	Non-cash fair value adjustment	Settlement gains	Non-cash fair value adjustment	Settlement gains
Non-hedge derivative (losses) gains:
Crude oil derivatives	$33,159	$(16,278)	$(46,327)	$13,593
Natural gas derivatives	$67	$(2,662)	$(151)	$2,083
NGL derivatives	$4,581	$430	$—	$—
Non-hedge derivative (losses) gains	$37,807	$(18,510)	$(46,478)	$15,676

	Predecessor
	Period from January 1, 2017 through March 21, 2017		Period from January 1, 2016 through December 31, 2016
(in thousands)	Non-cash fair value adjustment	Settlement gains	Non-cash fair value adjustment	Settlement gains
Non-hedge derivative (losses) gains:
Crude oil derivatives	$42,819	$1,192	$(132,963)	$113,852
Natural gas derivatives	$3,902	$93	$(43,644)	$39,918
NGL derivatives	$—	$—	$—	$—
Non-hedge derivative (losses) gains	$46,721	$1,285	$(176,607)	$153,770

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

Lease Operating Expenses

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
(in thousands, except per Boe data)	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Lease operating expenses:
STACK Areas	$25,670	$12,694	$2,247	$10,414
EOR Areas	—	25,196	8,488	35,548
Other	28,549	34,242	9,206	44,571
Total lease operating expenses	$54,219	$72,132	$19,941	$90,533
Lease operating expenses per Boe:
STACK Areas	$4.86	$4.52	$3.43	$3.82
EOR Areas	$—	$19.13	$19.07	$17.19
Other	$12.91	$13.82	$13.25	$10.78
Lease operating expenses per Boe	$7.24	$10.92	$11.10	$10.14

LOE is sensitive to changes in demand for field equipment, services, and qualified operational personnel, which is driven by demand for oil and natural gas. However, the timing of changes in operating costs may lag behind changes in commodity prices. Our EOR projects were more expensive to operate than traditional industry operations due to the nature of operations along with the costs of recovery and recycling of CO2.

LOE is not comparable across the time periods presented above in part due to our recognition of bonus expense. Provisions set by the Bankruptcy Court during the pendency of our bankruptcy prevented us from paying bonuses in the ordinary course of business. Pursuant to these provisions, we did not accrue bonuses during 2016 and during the entire pendency of our bankruptcy. Upon emergence, we recognized expense for the entire amount of our 2016 fiscal year bonus (paid in March 2017) while also accruing a pro rata portion of our 2017 fiscal year bonus. We have accrued bonuses in the ordinary course of business subsequent to our emergence. The bonus expense component of LOE is disclosed in the table below:

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
(in thousands)	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Bonus expense	$874	$2,484	$—	$—

LOE for 2018, was $54.2 million or $7.24 per Boe, a decrease of 41% on a dollar basis or 34% on a per Boe basis compared to the aggregate Successor and Predecessor periods in the prior year. The decrease was largely due to the divestiture of our EOR assets, which were historically more expensive to operate than traditional industry operations, and the divestiture of other high-cost non-core assets in 2018, partially offset by LOE increases in the STACK where we are growing production, but are also impacted by our recognition of bonus expense as discussed above.

LOE for 2017, which was comprised of $72.1 million and $19.9 million for the Successor and Predecessor periods, respectively, increased from the prior year period primarily due to the bonuses accrued and paid in 2017.  Absent the accrual for bonuses, our overall LOE on a dollar basis would have been relatively flat. Increases in our STACK play were due to new operated and outside-operated wells that came online, and were partially offset by decreases in the EOR and Other Areas, largely due to the shut in of higher cost underperforming wells and lower production. Our LOE on a Boe basis was higher in both Successor and Predecessor periods of 2017 compared to 2016 largely due to inflation in field service costs, especially in water hauling costs, which have been rising as the industry stages a modest recovery.

Production Taxes (which include ad valorem taxes)

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
(in thousands, except per Boe data)	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Production taxes	$13,150	$11,750	$2,417	$9,610
Production taxes per Boe	$1.76	$1.78	$1.35	$1.08

Production taxes generally change in proportion to commodity sales. Some states offer exemptions or reduced production tax rates for horizontal drilling, enhanced recovery projects and high cost gas wells.

In May and November 2017, the Oklahoma legislature passed bills that would effectively increase production taxes on certain producing wells and units in the state. The legislative change in May 2017, which took effect in July 2017, ended all production tax rebates for EOR operations and increased the rate on certain horizontal wells spudded on or prior to July 1, 2015 from 1% to 4%. This was followed by a legislative change in November 2017, which took effect in December 2017, which further increased the rate on the aforementioned horizontal wells from 4% to 7%. In March 2018, the Oklahoma legislature approved a production tax increase from 2% to 5% during the first three years of production on horizontal wells spudded after July 1, 2015. Subsequently, the production tax rate on any new well and on wells that spudded after July 1, 2015, is currently 5% of commodity revenues for the first 36 months and 7% thereafter.

Production taxes for the twelve months ended December 31, 2018 were 7% lower than aggregate production taxes for the Predecessor and Successor periods in 2017. The decreases were a result of lower gross commodity sales attributable to divestitures and a shift in production mix towards a higher proportion of natural gas and natural gas liquids which are lower in value compared to crude oil and lower ad valorem taxes due to divestitures. These decreases were partially offset by legislative increases in production tax rates as described above. Production taxes on a per Boe basis were higher across periods due to the enacted production tax rate increases and the decrease in production volumes driven by divestitures.

Production taxes on a dollar and per Boe basis for the Successor and Predecessor periods in 2017, and in aggregate for the year, were higher than 2016 primarily due to increases due to higher gross commodity sales combined with the legislative changes discussed above.

In the event that the Oklahoma state government faces future budgetary shortfalls, it is possible that additional production tax increases may be enacted although we are unable to predict what such increases might entail.  See “Future legislative changes may increase the gross production tax charged on our oil and natural gas production” in Item 1A. Risk Factors of this report.

Depreciation, Depletion and Amortization (“DD&A”)

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
(in thousands, except per Boe data)	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
DD&A:
Oil and natural gas properties	$79,070	$84,899	$23,442	$115,765
Property and equipment	8,818	7,700	1,473	7,163
Total DD&A	$87,888	$92,599	$24,915	$122,928
DD&A per Boe:
Oil and natural gas properties	$10.56	$12.86	$13.05	$12.97
Other fixed assets	1.18	1.17	0.82	0.80
Total DD&A per Boe	$11.74	$14.03	$13.87	$13.77

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

Notwithstanding transactions affecting comparability, overall oil and natural gas DD&A was impacted by production differences and the sale of our EOR assets. DD&A expense decreased in 2018 compared to the total Successor and Predecessor periods in 2017 due to decreases in production and the units-of-production DD&A rate. The DD&A rate in 2018 was lower than the prior year as our amortization pool no longer included future development costs on our divested EOR assets, which were more expensive to develop compared to properties in our STACK play. Total DD&A expense for the Successor and Predecessor periods in 2017 decreased compared to 2016 partially as a result of the production decline across both years.

Asset impairments

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
(in thousands)	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Asset impairments:
Loss on impairment of oil and natural gas assets	$20,065	$42,146	$—	$281,079
Loss on impairment of other assets	—	179	—	1,393

Property impairments. We record ceiling test write-downs, as needed, when the cost center ceiling exceeds the net capitalized cost of our oil and natural gas properties at the end of a fiscal quarter. Our ceiling test write-down in 2018 of $20.1 million was due to our decision not to pursue future development on the majority of our non-core leasehold outside of the STACK. Our write-down of

$42.1 million during the Successor period of 2017 was due to our EOR asset sale and our decision to exit future pursuit of CO2 enhanced oil recovery. As described in the paragraph below, these changes in future drilling plans resulted in an impairment of our unevaluated non-producing leasehold which adversely impacted the ceiling test . Our ceiling test write-downs of $281.1 million recorded in 2016 was due to the substantial decline of commodity prices that began in late 2014. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending on the balance sheet date as disclosed below:

	2018	2017	2016
Oil (per Bbl)	$65.56	$51.34	$42.75
Natural gas (per Mcf)	$3.10	$2.98	$2.49
Natural gas liquids (per Bbl)	$25.56	$24.17	$13.47

Our ceiling test write-downs are sometimes impacted by our impairments of unevaluated non-producing leasehold. We have previously and may in the future impair and/or relinquish certain undeveloped leases prior to expiration based upon changes in exploration plans, timing and extent of development activity, availability of capital and suitable rig and drilling equipment, resource potential, comparative economics, changing regulations and/or other factors. Such impairments result in a transfer of amounts from unevaluated oil and natural gas properties to the full cost amortization base. Impairments of non-producing leasehold, which include expirations, of $102.5 million, $122.3 million, and $55.1 million were recorded during 2018, the Successor period of 2017, and 2016. The impairment in 2018 was primarily a result of writing-off value that was recognized on our acreage during implementation of fresh start accounting attributable to leasehold outside of the STACK. In the current commodity price environment, returns in these areas are not as attractive as those experienced in our STACK acreage. The company has focused all its drilling operations within the STACK to maximize returns and has no future plans to develop these areas. As such, the value of this acreage was written-off in 2018. The impairment during the Successor period of 2017 was primarily a result of value that was recognized on our acreage during implementation of fresh start accounting attributable to future CO2 enhanced oil recovery which no longer yields any future economic value subsequent to our EOR asset sale and thus written-off. The impairment in 2016 was recorded as a result of changes in our drilling plans due to the low pricing environment and lower than expected results for certain exploratory activities which resulted in certain undeveloped properties not expected to be developed before lease expiration.

Impairment of other assets. Our impairment losses of $0.2 million and $1.4 million for the Successor period of 2017 and for 2016, respectively, were due to market adjustments on our equipment inventory. These adjustments were a result of industry decline and decreasing demand which led to decreased market prices of the related equipment, as well as adjustments for excess and obsolescence.

General and Administrative expenses (“G&A”)

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
(in thousands, except per Boe data)	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
G&A, cost reduction initiatives and liability management expense:
Gross G&A expenses	$49,499	$49,425	$8,117	$26,275
Capitalized exploration and development costs	(10,706)	(9,808)	(1,274)	(5,322)
Net G&A expenses	$38,793	$39,617	$6,843	$20,953
Cost reduction initiatives	1,034	691	629	2,879
Liability management expenses	—	—	—	9,396
Net G&A, cost reduction initiatives and liability management expense	$39,827	$40,308	$7,472	$33,228
Net G&A expenses per Boe	$5.18	$6.00	$3.81	$2.35
Net G&A expenses, cost reduction initiatives and liability management expense per Boe	$5.32	$6.10	$4.16	$3.72

The comparability of gross G&A expenses between 2018, 2017 and 2016 is materially impacted by stock compensation and the timing of our recognition of bonus expense. Stock compensation expense in 2018 and during the Successor period in 2017 was due to requisite service costs under our new Management Incentive Plan, which was adopted in August 2017. In contrast, we recorded a credit for stock compensation expense in 2016 primarily due to a cumulative catch up adjustment in order to reflect a decrease in the probability that requisite service would be achieved for performance shares under a previous stock incentive plan, which was subsequently canceled upon our emergence from bankruptcy. Provisions set by the Bankruptcy Court during the pendency of our bankruptcy prevented us from paying bonuses in the ordinary course of business. Pursuant to these provisions, we did not accrue bonuses during 2016 and during the entire pendency of our bankruptcy. Upon emergence, we recognized expense for the entire amount of our 2016 fiscal year bonus (paid in March 2017) as well as accrued an estimate of our 2017 fiscal year bonus. These material adjustments affecting comparability are disclosed in the table below:

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
(in thousands)	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Bonus expense, gross	$4,418	$10,043	$—	$—
Stock compensation, gross	13,402	12,401	194	(6,196)
	$17,820	$22,444	$194	$(6,196)

Notwithstanding the adjustments described above, gross G&A expenses were lower in 2018 compared to 2017 due to decreased salaries and benefits as a result of lower headcount and a decrease in professional fees incurred. Notwithstanding the adjustments described above, gross G&A expenses were marginally higher in 2017 compared to 2016 as a result of cost increases for professional fees and for our long term cash incentive plan partially offset by decreases in salary expense due to lower headcount. Expense for our long term cash incentive plan increased as a result of additional award grants made in 2017.

Capitalized G&A was approximately flat from 2017 to 2018 but increased from 2016 to 2017 due to the overall fluctuation in gross G&A over that period.

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

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
(in thousands)	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
One-time severance and termination benefits	$1,034	$678	$608	$2,772
Professional fees	—	13	21	107
Total cost reduction initiatives expense	$1,034	$691	$629	$2,879

Liability management expense

Liability management expense includes third party legal and professional service fees incurred from our activities to restructure our debt and in preparation for our bankruptcy petition. Upon the filing of our Chapter 11 petition, such expenses, to the extent that they are incremental and directly related to our bankruptcy reorganization, are reflected in “Reorganization items” in our consolidated statements of operations.
Other
Other consisted of the following:

	Successor
	Period from	Period from
	January 1, 2018	March 22, 2017
	through	through
(in thousands)	December 31, 2018	December 31, 2017
Restructuring	$425	$3,531
Subleases	1,611	197
Total other expense	$2,036	$3,728

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

Reorganization Items

Reorganization items reflect, where applicable, expenses, gains and losses incurred that are incremental and a direct result of the Chapter 11 reorganization of the business. Subsequent to our emergence from bankruptcy, we have incurred professional fees for the ongoing resolution of outstanding claims. While we expect these fees to decrease in the future, we will continue incurring them until our outstanding claims are resolved. Reorganization costs are as follows:

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
(in thousands)	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Loss (gain) on the settlement of liabilities subject to compromise	$48	$—	$(372,093)	$—
Fresh start accounting adjustments	—	—	(641,684)	—
Professional fees	2,344	3,091	18,790	15,484
Claims for non-performance of executory contract	—	—	—	1,236
Rejection of employment contracts	—	—	4,573	—
Write off unamortized issuance costs on Prior Credit Facility	—	—	1,687	—
Total reorganization items	$2,392	$3,091	$(988,727)	$16,720

Other Income and Expenses

Interest expense. The following table presents interest expense for the periods indicated:

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
(in thousands)	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
New Credit Facility and Exit Revolver	$5,118	$5,232	$—	$—
Exit Term Loan including amortization of discount	—	9,179	—	—
Senior Notes and Prior Senior Notes	13,271	—	—	37,048
Prior Credit Facility	—	—	5,193	24,228
Bank fees, other interest and amortization of issuance costs	3,919	1,878	917	5,105
Gross interest expense	22,308	16,289	6,110	66,381
Capitalized interest	(10,925)	(2,142)	(248)	(2,139)
Total interest expense	$11,383	$14,147	$5,862	$64,242
Average long-term borrowings (including amounts subject to compromise)	$275,978	$281,624	$1,678,870	$1,717,369

Gross interest expense was approximately flat from 2017 to 2018. In June 2018, we substituted our borrowings under the New Credit Facility with proceeds from our issuance of Senior Notes. Gross interest expense in total for the Successor and Predecessor periods of 2017 was lower than 2016 due to the absence of expense on the Prior Senior Notes as the accrual of interest was suspended while in bankruptcy (May 2016 – March 2017) and the debt was subsequently discharged upon emergence (March 2017).

Capitalized interest for 2018 increased significantly from 2017 due to the material expenditures, and hence larger carrying balance, of leasehold acquisitions in 2018. Our capital expenditure on acquisitions was $111.4 million in 2018 compared to $34.1 million and $3.4 million, respectively, for the Successor and Predecessor periods in 2017. Our capitalized interest for the Successor and Predecessor periods of 2017 were marginally higher in total than 2016 as a result of a larger average balance in unevaluated non-producing leasehold. As a result of applying fresh start accounting upon our emergence from bankruptcy, the carrying value of our unevaluated non-producing leasehold was significantly increased to reflect the fair value of our acreage in the STACK. However, we do not record capitalized interest on the portion of our unevaluated non-producing leasehold that resulted from the fresh start fair value adjustment.

Loss on extinguishment of debt. In conjunction with the payment in full of our Exit Term Loan in November 2017, we wrote off the remaining $0.6 million balance of unamortized discount associated with the loan.

Prior Senior Note issuance costs, discount and premium. In March 2016, we wrote off the remaining unamortized issuance costs, premium and discount related to our Prior Senior Notes for a net charge of approximately $17.0 million. These deferred items are typically amortized over the life of the corresponding bond. However, as a result of not paying the interest due on our 2021 senior notes by the end of our 30-day grace period on March 31, 2016, we triggered an Event of Default on our Prior Senior Notes. While uncured, the Event of Default effectively allowed the lender to demand immediate repayment, thus shortening the life of our Prior Senior Notes to the current period. As a result, we wrote off the remaining balance of unamortized issuance costs, premium and discount.

Income Taxes

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
(dollars in thousands)	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Current income tax (benefit) expense	$(77)	$(349)	$37	$(102)
Deferred income tax (benefit) expense	—	—	—	—
Total income tax (benefit) expense	$(77)	$(349)	$37	$(102)
Effective tax rate	(0.2)%	—	—	—
Total net deferred tax liability	$—	$—	$—	$—

Our income tax benefit recognized for the year ended December 31, 2018, is associated with the reversal of the valuation allowance against the existing AMT credit carryforward as it is refundable under the 2017 Tax Act.

Our income tax benefit recognized for the year ended December 31, 2017, is a result of a Texas margin tax refund for 2016 and federal refundable alternative minimum credits for the 2016 tax year.

On December 22, 2017, the 2017 Tax Act was enacted. The 2017 Tax Act represents major tax reform legislation that, among other provisions, reduces the U.S. federal corporate tax rate. As a result of the 2017 Tax Act we remeasured our December 31, 2017 deferred tax assets and liabilities resulting in a $111.2 million decrease in net deferred tax assets for the year ended December 31, 2017. A corresponding change was recorded to the valuation allowance and, therefore, there was no impact to current period income tax expense. For further information on the financial statement impact of the 2017 Tax Act, see “Note 12 - Income taxes” in Item 8. Financial Statements and Supplementary Data in this report.

Our effective tax rate is affected by changes in valuation allowances, recurring permanent differences and discrete items that may occur in any given year but are not consistent from year to year. At December 31, 2018 and 2017, we have a full valuation allowance for the amounts by which our deferred tax assets exceed our deferred tax liabilities due to uncertainty regarding their realization. We intend to maintain a valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of these allowances. As long as we conclude that the valuation allowance against our net deferred tax assets is necessary, we likely will not have any additional deferred income tax expense or benefit. For further discussion of our valuation allowance, see “Note 12-Income taxes” in Item 8. Financial Statements and Supplementary Data in this report.

In 2017, upon emergence from bankruptcy, as described in “Note 3 - Chapter 11 reorganization,” we experienced an ownership change as defined in Section 382 of the IRC, that imposes an annual limitation of the amount of our taxable income that can be offset by our federal loss carryforwards in future years.  Upon final determination of tax return amounts for the year ended December 31, 2017, including attribute reduction that occurred on January 1, 2018, we have total federal net operating loss carryforwards of $1.0 billion, which will expire between 2028 and 2037 if not utilized in earlier periods, including $760.1 million which are subject to limitation due to ownership change that occurred upon emergence from bankruptcy and $251.3 million of post-change net operating loss carryforwards not subject to limitation. We estimate that we will incur an additional $141.3 million of post-change net operating loss carryforward not subject to the limitation for the tax year ended December 31, 2018. Due to the 2017 Tax Act, the estimated federal net operating loss generated in 2018 does not expire but may only offset 80% of taxable income in any given year. The limitations on net operating loss utilization did not result in a current tax liability for the tax years ended December 31, 2018 or December 31, 2017. For further discussion of the impact of our emergence from bankruptcy on the amount and availability of our loss carryforwards, see “Note 12 - Income taxes” in Item 8. Financial Statements and Supplementary Data in this report. Future equity transactions involving us or our stockholders (including, potentially, relatively small transactions and transactions beyond our control) could cause further ownership changes, further limiting the availability of our loss carryforwards to reduce future taxable income.

As of December 31, 2018, our state net operating loss carryforwards were approximately $1.42 billion, which will expire between 2018 and 2038 if not utilized in earlier periods.

Liquidity and Capital Resources

Our internal sources of liquidity in 2018 included cash flows from operations and asset divestitures. In 2018, asset divestitures were a significant source of liquidity generating approximately $50.5 million in proceeds. These divestitures included our producing properties in the Oklahoma/Texas Panhandle, certain saltwater disposal infrastructure assets and various other non-core properties.

Our external sources of liquidity in 2018 were comprised of our debt facilities and funding from our joint development arrangement. Outstanding debt includes our issuance of $300 million in Senior Notes in June 2018 while our New Credit Facility was undrawn as of December 31, 2018. The wells we drilled that were funded by our JDA allowed us to accelerate the delineation of our position within our Garfield and Canadian County acreage, hold additional acreage by production, and add reserves.

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

Our cash balance as of December 31, 2018, was $37.4 million and we had borrowing availability under our New Credit Facility of $208.4 million. As of March 8, 2019, our cash balance was approximately $29.1 million with $30.0 million outstanding on our New Credit Facility. We continuously monitor our liquidity needs, coordinate our capital expenditure program with our expected cash flows, and evaluate our available alternative sources of liquidity. We believe that we have sufficient liquidity to fund our capital expenditures and day to day operations at a minimum for the next 12 months.

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

We mitigate the impact of volatility in commodity prices, in part through the use of derivative instruments which help stabilize our cash flow. We currently have derivative contracts in place for oil and natural gas production from 2019 through 2021(see Item 7A. Quantitative and Qualitative Disclosures About Market Risk).

Sources and Uses of Cash

Our net increase (decrease) in cash is summarized as follows:

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
(dollars in thousands)	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Cash flows provided by operating activities	$146,241	$84,969	$14,385	$47,167
Cash flows (used in) provided by investing activities	(292,050)	47,735	(28,010)	(54,309)
Cash flows provided by (used in) financing activities	155,523	(150,095)	(127,732)	176,557
Net increase (decrease) in cash during the period	$9,714	$(17,391)	$(141,357)	$169,415

Our operating cash flow is derived substantially from the production and sale of oil and natural gas and therefore influenced by the prices we receive and the quantity we produce. Our cash flows from operating activities are also impacted by changes in working capital.

Our cash flows from operating activities for 2018 increased compared to aggregate cash flows from operations for the Successor and Predecessor periods in 2017 as a result of reductions in cash interest paid, reorganization costs, lease operating expenses and other operating costs. These reductions were partially offset by a decrease in commodity revenues. Cash interest was lower in 2018 as interest incurred on our Senior Notes for the second half of 2018 was not due until the coupon payment date in January 2019.

Our cash flows from operating activities for 2017, which included inflows of $85.0 million for Successor period and $14.4 million for the Predecessor period, increased over the prior year as a result of an increase in revenues, a reduction in cash interest paid, and working capital changes. These increases were partially offset by higher operating and bankruptcy related expenses in 2017.

Net cash used in investing activities during 2018 was comprised of cash outflows for capital expenditure of $324.1 million and derivative settlement payments of $18.5 million partially offset by cash inflows from asset sales of $50.5 million. Net cash provided by investing activities during the Successor period of 2017 was comprised of cash inflows from derivative settlement receipts of $15.7 million and from asset sales of $189.7 million (primarily our EOR asset sale) partially offset by cash outflows for capital expenditure of $157.7 million. Net cash used in investing activities during the Predecessor period from January 1 to March 21, 2017, was comprised of cash outflows for capital expenditure of $31.2 million partially offset by cash inflows from derivative settlement receipts of $1.3 million and from asset sales of $1.9 million. During 2016, cash used in investing activities was comprised of cash outflows for capital expenditure of $146.3 million, which included paydown of accounts payable, partially offset by cash inflows from derivative settlements of $90.6 million and asset dispositions of $1.3 million.

Cash flows provided by financing activities in 2018 included proceeds from our issuance of $300.0 million in Senior Notes in June 2018 and $116.0 million in borrowings under our New Credit Facility occurring in the first half of the year partially offset by debt repayments of $243.7 million which included payment of the entire outstanding balance of our New Credit Facility with the proceeds from the offering of our Senior Notes. Cash was also utilized in 2018 for $9.1 million in debt issuance costs, $4.9 million in treasury stock purchases and $2.7 million in capital lease payments. Our debt issuance costs were primarily incurred in connection with our Senior Note issuance while our treasury stock purchases were made to facilitate income tax withholding for restricted stock awards that vested during the year. Cash flows used in financing activities during the Successor period of 2017 was comprised primarily of cash outflows of $178.4 million for repayments on debt and capital leases and outflows of $4.7 million for debt issuance costs partially offset by cash inflows of $33.0 million from borrowings.  The debt repayment includes $149.2 million for the repayment in full of our Exit Term Loan utilizing proceeds of our EOR asset sale while the debt issuance costs were incurred in connection with the amendment of our Exit Credit Facility in December 2017. Cash flows used in financing activities during the Predecessor period of 2017 is comprised primarily of cash outflows for repayments of debt and capital leases of $445.4 million and payment of $2.4 million in debt issuance costs for our Exit Credit Facility partially offset by cash inflows of $270.0 million from new borrowings and $50.0 million from the issuance of equity. The large repayments and borrowings of debt during the Predecessor period in 2017 reflect the extinguishment of our Prior Credit Facility and establishment of our Exit Credit Facility pursuant to our Reorganization Plan.

Cash flows from financing activities in 2016 included borrowing and repayments on our long-term debt of $181.0 million and $2.0 million, respectively, and payment of $2.5 million on our capital leases. During 2016, the outstanding balance on our Prior Credit Facility was reduced by $103.6 million by directly offsetting proceeds payable to us from the termination of our derivative contracts against outstanding borrowings under the Prior Credit Facility. The ability to offset was possible as the previous counterparties to our derivative contracts were also lenders under our Prior Credit Facility. Since cash was not exchanged in this transaction, it is not reflected in the statement of cash flows.

As market conditions warrant and subject to our contractual restrictions in our New Credit Facility or otherwise, liquidity position and other factors, we may from time to time seek to recapitalize, refinance or otherwise restructure our capital structure. We may accomplish this through open market or privately negotiated transactions, which may include, among other things, private or public equity raises, rights offerings, repurchases of our common stock and refinancings. Many of these alternatives may require the consent of current lenders or stockholders and there is no assurance that we will be able to execute any of these alternatives on acceptable terms, or at all. The amounts involved in any such transaction, individually or in the aggregate, may be material.

Asset sales. As noted previously, we have relied on asset divestitures as a significant source of liquidity. Our divestitures in 2018 and 2017 generated $50.5 million and $191.6 million of proceeds, respectively.

Capital Expenditures

Our actual costs incurred, including costs that we have accrued for 2018 and our budgeted 2019 capital expenditures for oil and natural gas properties are summarized in the following table:

	Twelve Months Ended December 31, 2018			2019 Budget
(in thousands)	STACK	Other	Total	Low	High
Acquisitions (1)	$111,384	$—	$111,384	$12,500	$17,500
Drilling (2)	194,682	—	194,682	227,500	247,500
Enhancements	4,804	6,248	11,052	10,000	10,000
Operational capital expenditures incurred	310,870	6,248	$317,118	$250,000	$275,000
Other (3)	—	—	$23,900	$25,000	$25,000
Total capital expenditures incurred	$310,870	$6,248	$341,018	$275,000	$300,000
 _________________________________

(1)	Includes non-monetary acreage trades of $10.9 million.

(2)	Includes $38.0 million on development of wells operated by others and $30.4 million on our joint development agreement (see discussion below).

(3)
For 2018, this amount includes $10.7 million for capitalized general and administrative expenses, $10.9 million for capitalized interest and $2.3 million on asset retirement obligations for future plugging and abandonment For our 2019 capital budget, this amount includes capitalized interest and capitalized general and administrative expenses.

Please see "Capital Program" above for our discussion of 2018 capital activities and our 2019 budget.

We continually evaluate our capital needs and compare them to our capital resources. Our actual expenditures during 2019 may be higher or lower than our budgeted amounts. Our level of exploration and development expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows and development results, among other factors. We will continue to monitor our capital spending in 2019 closely and may adjust our spending accordingly based on actual and projected cash flows, our liquidity and our capital requirements.

Our debt consists of the following as of the dates indicated:

(in thousands)	December 31, 2018	December 31, 2017
New Credit Facility	$—	$127,100
Senior Notes	300,000	—
Real estate mortgage notes	8,588	9,177
Installment notes payable collateralized by personal property	354	—
Capital lease obligations	11,677	14,361
Unamortized issuance costs	(13,148)	(5,979)
Total debt, net	307,471	144,659
Our bankruptcy-emergence exit financing consisted of the Exit Credit Facility, which was comprised of the Exit Revolver and the Exit Term Loan, entered into on the Effective Date. The initial opening amounts under the Exit Credit Facility on the Effective Date were $120 million and $150 million on the Exit Revolver and Exit Term Loan, respectively. Concurrent with the receipt of cash proceeds from the sale of our EOR assets in November 2017, we fully repaid the outstanding balance of the Exit Term Loan and paid down a portion of on the Exit Revolver in November 2017. On December 21, 2017, we amended the Exit Credit Facility by subsequently entering into the New Credit Facility. We repaid the entire outstanding balance of the New Credit Facility in June 2018 upon issuance of our Senior Notes.

Senior Notes

On June 29, 2018, we completed the issuance and sale at par of $300.0 million in aggregate principal amount of our Senior Notes in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The offering costs were $7.3 million resulting in net proceeds of $292.7 million, which we used to repay the New Credit Facility and for general corporate purposes.

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

See “Note 8—Debt” in Item 8. Financial Statements and Supplementary Data of this report for further discussion of the provisions under our Senior Notes.

New Credit Facility

The New Credit Facility is a $750 million facility collateralized by our oil and natural gas properties and is scheduled to mature on December 21, 2022. Availability under our New Credit Facility is subject to a borrowing base based on the value of our oil and natural gas properties and set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination or upon the occurrence of certain specified events. The banks establish a borrowing base by making an estimate of the collateral value of our oil and natural gas properties. If oil and natural gas prices decrease from the amounts used in estimating the collateral value of our oil and natural gas properties, the borrowing base may be reduced, thus reducing funds available under the borrowing base. Our borrowing base under the New Credit Facility as of December 31, 2018, was $325.0 million with the unused portion, after taking into account letters of credit, amounting to $324.1 million. Availability on the New Credit Facility as of December 31, 2018, was $208.4 million. Our availability was lower than the unused borrowing base capacity as a result of the constraints placed by the Ratio of Total Debt to EBITDAX (as defined in the New Credit Facility) covenant discussed below.

Interest on the outstanding amounts under the New Credit Facility will accrue at an interest rate equal to either (i) the Alternate Base Rate (as defined in the New Credit Facility) plus an Applicable Margin (as defined in the New Credit Facility) that ranges between 1.00% to 2.00% depending on utilization or (ii) the Adjusted LIBO Rate (as defined in the New Credit Facility) applicable to one, two, three , or six month borrowings plus an Applicable Margin that ranges between 2.00% to 3.00% depending on utilization. In the case that an Event of Default (as defined under the New Credit Facility) occurs, the outstanding amounts will bear an additional 2.00% interest plus the applicable Alternate Base Rate or Adjusted LIBO Rate and corresponding Applicable Margin.

Commitment fees that ranges between 0.375% and 0.500%, depending on utilization, accrue on the average daily amount of the unused portion of the borrowing base and are included as a component of interest expense. We generally have the right to make prepayments of the borrowings at any time without penalty or premium. Letter of credit fees will accrue at 0.125% plus the Applicable Margin used to determine the interest rate applicable to borrowings that are based on Adjusted LIBO Rate.

The New Credit Facility contains covenants and events of default customary for oil and natural gas reserve-based lending facilities including restrictions on additional debt, guarantees, liens, restricted payments, investments and hedging activity. Additionally, our New Credit Facility specifies events of default, including non-payment, breach of warranty, non-performance of covenants, default on other indebtedness or swap agreements, certain adverse judgments, bankruptcy events and change of control, among others. See “Note 8—Debt” in Item 8. Financial Statements and Supplementary Data of this report for further discussion of the provisions under our New Credit Facility.

The financial covenants require, for each fiscal quarter ending on and after December 31, 2018, that we maintain: (1) a Current Ratio (as defined in the New Credit Facility) of no less than 1.00 to 1.00, and (2) a Ratio of Total Debt to EBITDAX (as defined in the New Credit Facility) of no greater than 4.0 to 1.0 calculated on a trailing four-quarter basis. We were in compliance with these financial covenants as of December 31, 2018.

The definition of current assets and current liabilities used for determination of the Current Ratio covenant described above differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our New Credit Facility, we consider the Current Ratio calculated under our New Credit Facility to be a useful measure of our liquidity because it includes the funds available to us under our New Credit Facility and is not affected by the volatility in working capital caused by changes in the fair value of derivatives.

The following table discloses the current ratio for our loan compliance compared to the ratio calculated per GAAP:

(in thousands)	December 31, 2018	December 31, 2017
Current assets per GAAP	$134,431	$95,894
Plus—Availability under New Credit Facility	208,355	157,072
Less—Short term derivative instruments	(24,025)	—
Current assets as adjusted	$318,761	$252,966
Current liabilities per GAAP	$127,818	$117,075
Less—Short term derivative instruments	—	(8,959)
Less—Short-term asset retirement obligations	(1,057)	(2,774)
Less—Current maturities of long term debt	(3,479)	(3,273)
Current liabilities as adjusted	$123,282	$102,069
Current ratio per GAAP	1.05	0.82
Current ratio for loan compliance	2.59	2.48

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

Liquidity outlook

During 2018 we undertook several steps to improve our available liquidity. We entered into amendments to our New Credit Facility allowing us to issue up to $300.0 million in unsecured debt without any reduction to our borrowing base. This facilitated our issuance of $300.0 million of Senior Notes in June 2018. A subsequent amendment to the New Credit Facility in late 2018 allowed us to, among other things: (i) increase our borrowing base from $265.0 million to $325.0 million; (ii) reduce the margin paid on outstanding borrowings and (iii) have greater flexibility in our use of commodity derivative hedges. Although we exited 2018 with no outstanding borrowings under our New Credit Facility, our outstanding borrowings under the facility as of March 8, 2019, was $30.0 million and we had $29.1 million of cash on that date. We intend to utilize our New Credit Facility as a significant source of liquidity to fund our capital expenditure in 2019 and expect the amount drawn to increase through the course of the year. We believe our current liquidity level and balance sheet provide flexibility and positions us to fund our business throughout the commodity price cycle. Although we will continue to evaluate the commodity price environment and our level of capital spending throughout 2019, we currently believe that we are able to meet our obligations and fund our drilling plans at a minimum for the next 12 months.

Financial position

The following were material changes in our balance sheet:

(in thousands)	December 31, 2018	December 31, 2017	Change
Assets
Accounts receivable, net	$66,087	$60,363	$5,724
Total oil and natural gas properties	1,160,518	992,353	168,165
Liabilities
Accrued interest payable	13,359	187	13,172
Revenue distribution payable	26,225	17,966	8,259
Long-term debt and capital leases	307,471	144,659	162,812
Asset retirement obligations (current and noncurrent)	23,147	35,990	(12,843)
Total derivative instruments, net asset (liability)	24,682	(13,126)	37,808
Additional paid in capital	974,616	961,200	13,416

•
Accounts receivable increased due to increased capital activity which resulted in larger joint interest billings and an increase in accrued revenue from nonoperated wells where our ownership interest is in the process of being finalized.

•
The increase to oil and natural gas properties was primarily due to our current year capital activity, including our drilling program for both operated and non-operated properties, as well as acquisitions of oil and gas properties. This was partially offset by current year DD&A, proceeds from non-core asset sales and the ceiling test impairment recorded in 2018.

•	Accrued interest payable increased as a result of interest on our Senior Notes which have coupon payment dates on January 15 and July 15 of each year.

•	Revenue distribution payable increased primarily due to unremitted revenue on wells awaiting final title determination at the end of 2018.

•
Long term debt increased as a result of borrowings to fund our capital program. In June 2018, we issued $300.0 million in Senior Notes with most of the proceeds utilized to repay the entire outstanding amount on our New Credit Facility.

•	Asset retirement obligations decreased primarily due to current year divestitures of non-core properties where the plugging obligations related to the sold assets were transferred to the purchaser.

•	Derivative instruments increased as a result of the sharp commodity price decline that occurred in late 2018.

•	Additional paid in capital increased due to the compensation cost recognized on of our equity based restricted stock awards.

Contractual obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2018:

(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt:
Senior Notes including interest	$27,417	$52,500	$352,500	$—	$432,417
New Credit Facility, including estimated interest and other fees	1,215	2,431	1,182	—	4,828
Other long-term notes, including estimated interest	1,086	2,173	2,173	5,916	11,348
Capital leases, including estimated interest	3,271	9,331	134	—	12,736
Asset retirement obligations (1)	1,057	—	—	22,090	23,147
Drilling rig obligations	12,419	—	—	—	12,419
Operating lease obligations	1,471	2,627	483	—	4,581
Derivative obligations (2)	488	4,452	—	—	4,940
Total	$48,424	$73,514	$356,472	$28,006	$506,416
________________________________

(1)	Due to the uncertainty in the timing of our asset retirement obligations, all noncurrent amounts have been included in the “More than 5 years” category.

(2)	Represents gross liabilities prior to any master netting provisions.

Our drilling rig obligations as of December 3, 2018, reflect our commitment to utilize two drilling rigs through the end of 2019 whereas we have two additional rigs on well-to-well short term contracts not reflected in the table above.

We rent equipment used on our oil and natural gas properties and have operating lease agreements for office equipment. Rent expense for the years ended December 31, 2018, 2017, and 2016 was $3.7 million, $5.0 million and $6.7 million, respectively. Our operating leases include leases relating to office equipment, which have terms of up to five years, and leases on CO2 recycle compressors, which have terms of seven years. Amounts related to our operating lease obligations are disclosed in the table above.

Aside from operating leases, we also have capital leases for our CO2 recycle compressors, for which the amounts are disclosed above. In conjunction with the sale of our EOR assets, all our leased CO2 compressors, both under capital leases and operating leases, were subleased to the buyer of those assets although we remain the primary obligor in relation to U.S. Bank National Association. The subleases are structured such that the lease payments and remaining lease term are identical to the original leases.

Off-Balance Sheet Arrangements

At December 31, 2018, we did not have any off-balance sheet arrangements.

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

Revenue recognition. See “Note 16—Revenue recognition”  in Item 8. Financial Statements and Supplementary Data for a description of our revenue recognition policies and the impact of adopting Accounting Standards Codification 606: Revenue from Contracts with Customers (“ASC 606”).

Derivative instruments. We seek to reduce our exposure to unfavorable changes in oil, natural gas and natural gas liquids prices, which are subject to significant and often volatile fluctuation, by entering into over-the-counter fixed price swaps and collars. In the past, we have also entered into basis swaps and various types of option contracts. We follow the provisions of Accounting Standards Codification 815 “Derivatives and Hedging,” as amended. It requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. We estimate the fair value of all derivative instruments using industry-

standard models that considered various assumptions including current market and contractual prices for the underlying instruments, implied volatility, time value, nonperformance risk, as well as other relevant economic measures. Our derivative contracts have been executed with institutions that are parties to our New Credit Facility. We believe the credit risks associated with all of these institutions are acceptable.

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

Proved oil and natural gas reserves quantities. Proved oil and natural gas reserves are the quantities of crude oil and natural gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain.The process of estimating oil and natural gas reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates. If such changes are material, they could significantly affect future amortization of capitalized costs and result in impairment of assets that may be material. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves. Oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be precisely measured and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. Our proved reserve information included in this report is based on estimates prepared by Cawley, Gillespie & Associates, Inc. and, prior to 2017, also by Ryder Scott Company and our engineering staff. Cawley, Gillespie & Associates, Inc. evaluated 100% of the estimated future net revenues of our proved reserves as of December 31, 2018. We continually make revisions to reserve estimates throughout the year as additional information becomes available.

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

Costs not subject to amortization.  Costs associated with unevaluated oil and natural gas properties are excluded from the amortizable base until a determination has been made as to the existence of proved reserves. The costs associated with unevaluated leasehold acreage and seismic data, exploratory wells currently drilling, and capitalized interest are initially excluded from our amortization base. Unevaluated leasehold costs are transferred to the amortization base with the costs of drilling the related well upon proving up reserves of a successful well or upon determination of a dry or uneconomic well under a process that is conducted each quarter. Furthermore, unevaluated oil and natural gas properties are reviewed for impairment if events and circumstances exist that indicate a possible decline in the recoverability of the carrying amount of such property. The impairment assessment is conducted at least once annually and whenever there are indicators that impairment has occurred. In assessing whether impairment has occurred, we consider factors such as intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; assignment of proved reserves; and economic viability of development if proved reserves are assigned. Upon determination of impairment, all or a portion of the associated leasehold costs are transferred to the full cost pool and become subject to amortization. The processes above are applied to unevaluated oil and natural gas properties on an individual basis or as a group if properties are individually insignificant. Our future depreciation, depletion and amortization rate would increase if costs are transferred to the amortization base without any associated reserves.In the past, the costs associated with unevaluated properties typically related to acquisition costs of unproved acreage. As a result of the application of fresh start accounting on the Effective Date, a substantial portion of the carrying value of our unevaluated properties are the result of a fair value increase to reflect the value of our acreage in our STACK play.

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

As of December 31, 2018, the Company had a full valuation allowance against its net deferred tax asset. The valuation allowance serves to reduce the tax benefits recognized from the net deferred tax asset to an amount that is more likely than not to be realized based on the weight of all available evidence.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity prices
Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our New Credit Facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration, and development activities. Based on our production for the year ended December 31, 2018, our gross revenues from commodity sales would change approximately $4.6 million for each $1.00 change in oil and NGL prices and $1.8 million for each $0.10 change in natural gas prices.
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
The fair value of our outstanding derivative instruments at December 31, 2018, was a net asset of $24.7 million. Based on our outstanding derivative instruments as of December 31, 2018, a 10% decrease in the December 31, 2018, forward curves used to mark-to-market our derivative instruments would have increased our net asset position to $51.0 million, while a 10% increase would have resulted in a net liability position of $2.2 million.

Our outstanding oil derivative instruments as of February 28, 2019, are summarized below:

Period and type of contract	Volume MBbls	Weighted average fixed price per Bbl
March 2019
Oil swaps	169	$56.18
Oil roll swaps	50	$0.59
April - June 2019
Oil swaps	624	$56.34
Oil roll swaps	140	$0.55
July - September 2019
Oil swaps	645	$55.96
Oil roll swaps	120	$0.46
October - December 2019
Oil swaps	665	$55.89
Oil roll swaps	120	$0.46
January - March 2020
Oil swaps	504	$50.47
Oil roll swaps	120	$0.46
April - June 2020
Oil swaps	477	$50.65
Oil roll swaps	110	$0.42
July - September 2020
Oil swaps	495	$50.63
Oil roll swaps	90	$0.30
October - December 2020
Oil swaps	532	$50.49
Oil roll swaps	90	$0.30
January - March 2021
Oil swaps	170	$46.24
Oil roll swaps	90	$0.30
April - June 2021
Oil swaps	165	$45.97
Oil roll swaps	60	$0.30
July - September 2021
Oil swaps	184	$46.64
October - December 2021
Oil swaps	171	$46.07

Our outstanding natural gas derivative instruments as of February 28, 2019, are summarized below:

		Weighted average fixed price per MMBtu
Period and type of contract	Volume BBtu	Swaps	Purchased puts	Sold calls
March 2019
Natural gas swaps	1,072	$2.87	$—	$—
Natural gas basis swaps	1,082	$0.62	$—	$—
Natural gas collars	80	$—	$4.00	$5.07
April - June 2019
Natural gas swaps	3,888	$2.85	$—	$—
Natural gas basis swaps	3,888	$0.63	$—	$—
July - September 2019
Natural gas swaps	3,847	$2.85	$—	$—
Natural gas basis swaps	3,164	$0.61	$—	$—
October - December 2019
Natural gas swaps	3,978	$2.85	$—	$—
Natural gas basis swaps	1,830	$0.56	$—	$—
January - March 2020
Natural gas swaps	1,500	$2.75	$—	$—
Natural gas basis swaps	900	$0.46	$—	$—
April - June 2020
Natural gas swaps	1,500	$2.75	$—	$—
Natural gas basis swaps	900	$0.46	$—	$—
July - September 2020
Natural gas swaps	1,500	$2.75	$—	$—
Natural gas basis swaps	900	$0.46	$—	$—
October - December 2020
Natural gas swaps	1,500	$2.75	$—	$—
Natural gas basis swaps	900	$0.46	$—	$—

Our outstanding natural gas liquid derivative instruments as of February 28, 2019 are summarized below:

Period and type of contract	Volume Gallons	Weighted average fixed price per gallon
March 2019
Natural gasoline swaps	462	$1.39
Propane swaps	1,050	$0.74
April - June 2019
Natural gasoline swaps	1,302	$1.39
Propane swaps	2,940	$0.74
July - September 2019
Natural gasoline swaps	1,134	$1.39
Propane swaps	2,604	$0.74
October - December 2019
Natural gasoline swaps	1,134	$1.39
Propane swaps	2,688	$0.74
January - March 2020
Natural gasoline swaps	1,134	$1.39
Propane swaps	2,604	$0.74
April - June 2020
Natural gasoline swaps	756	$1.39
Propane swaps	1,680	$0.74
Interest rates
At December 31, 2018 our New Credit Facility was undrawn. Borrowings on the New Credit Facility are subject to market rates of interest as determined from time to time by the banks. As of June 28, 2018, immediately prior to the closing of the Senior Notes, interest on the $243.1 million in borrowings were calculated at the Adjusted LIBO Rate (as defined under the New Credit Facility) plus the applicable margin, which resulted in a weighted average interest rate of 5.31% on the amount outstanding. Upon closing on our Senior Notes, we repaid the entire outstanding balance on the New Credit Facility. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level under our New Credit Facility of $325.0 million, equal to our borrowing base at December 31, 2018, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $3.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Chaparral Energy, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Chaparral Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017 (Successor), the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for year ended December 31, 2018 (Successor), the period from March 22, 2017 through December 31, 2017 (Successor), the period from January 1, 2017 through March 21, 2017 (Predecessor) and the year ended December 31, 2016 (Predecessor) and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 (Successor), and the results of its operations and its cash flows for the year ended December 31, 2018 (Successor), the period from March 22, 2017 through December 31, 2017 (Successor), the period from January 1, 2017 through March 21, 2017 (Predecessor), and the year ended December 31, 2016 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 14, 2019 expressed an unqualified opinion.

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

Oklahoma City, Oklahoma
March 14, 2019

Chaparral Energy, Inc. and subsidiaries
Consolidated balance sheets

	December 31,
(dollars in thousands, except share data)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$37,446	$27,732
Accounts receivable, net	66,087	60,363
Inventories, net	4,059	5,138
Prepaid expenses	2,814	2,661
Derivative instruments	24,025	—
Total current assets	134,431	95,894
Property and equipment, net	43,096	50,641
Oil and natural gas properties, using the full cost method:
Proved	915,333	634,294
Unevaluated (excluded from the amortization base)	466,616	482,239
Accumulated depreciation, depletion, amortization and impairment	(221,431)	(124,180)
Total oil and natural gas properties	1,160,518	992,353
Derivative instruments	2,199	—
Other assets	425	418
Total assets	$1,340,669	$1,139,306

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$73,779	$75,414
Accrued payroll and benefits payable	10,976	11,276
Accrued interest payable	13,359	187
Revenue distribution payable	26,225	17,966
Long-term debt and capital leases, classified as current	3,479	3,273
Derivative instruments	—	8,959
Total current liabilities	127,818	117,075
Long-term debt and capital leases, less current maturities	303,992	141,386
Derivative instruments	1,542	4,167
Deferred compensation	540	696
Asset retirement obligations	22,090	33,216
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued and outstanding as of December 31, 2018 and 2017	—	—
Class A Common stock, $0.01 par value, 180,000,000 shares authorized; 46,651,616 issued and 46,390,513 outstanding at December 31, 2018 and 38,956,250 shares issued and outstanding at December 31, 2017	467	389
Class B Common stock, $0.01 par value, 20,000,000 shares authorized; nil and 7,871,512 shares issued and outstanding as of December 31, 2018 and 2017	—	79
Additional paid in capital	974,616	961,200
Treasury stock, at cost, 261,103 and nil shares at December 31, 2018 and 2017	(4,936)	—
Accumulated deficit	(85,460)	(118,902)
Total stockholders' equity	884,687	842,766
Total liabilities and stockholders' equity	$1,340,669	$1,139,306

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of operations

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
(in thousands, except share and per share data)	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Revenues:
Commodity sales	$242,569	$226,493	$66,531	$252,152
Sublease revenue	4,793	586	—	—
Total revenues	247,362	227,079	66,531	252,152
Costs and expenses:
Lease operating	54,219	72,132	19,941	90,533
Transportation and processing	—	9,503	2,034	8,845
Production taxes	13,150	11,750	2,417	9,610
Depreciation, depletion and amortization	87,888	92,599	24,915	122,928
Loss on impairment of oil and gas assets	20,065	42,146	—	281,079
Loss on impairment of other assets	—	179	—	1,393
General and administrative	38,793	39,617	6,843	20,953
Liability management	—	—	—	9,396
Cost reduction initiatives	1,034	691	629	2,879
Other	2,036	3,728	—	—
Total costs and expenses	217,185	272,345	56,779	547,616
Operating income (loss)	30,177	(45,266)	9,752	(295,464)
Non-operating (expense) income:
Interest expense	(11,383)	(14,147)	(5,862)	(64,242)
Loss on extinguishment of debt	—	(635)	—	—
Non-hedge derivative gains (losses)	19,297	(30,802)	48,006	(22,837)
Write-off of Senior Note issuance costs, discount and premium	—	—	—	(16,970)
(Loss) gain on sale of assets	(2,582)	(25,996)	206	(117)
Other income, net	248	686	1,167	528
Net non-operating (expense) income	5,580	(70,894)	43,517	(103,638)
Reorganization items, net	(2,392)	(3,091)	988,727	(16,720)
Income (loss) before income taxes	33,365	(119,251)	1,041,996	(415,822)
Income tax (benefit) expense	(77)	(349)	37	(102)
Net income (loss)	$33,442	$(118,902)	$1,041,959	$(415,720)
Earnings per share:
Basic for Class A and Class B	$0.74	$(2.64)	*	*
Diluted for Class A and Class B	$0.73	$(2.64)	*	*
Weighted average shares used to compute earnings per share:
Basic for Class A and Class B	45,288,980	44,984,046	*	*
Diluted for Class A and Class B	45,730,171	44,984,046	*	*
 ____________________________________________________________
* Item not disclosed. See “Note 2—Earnings per share.”

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of stockholders’ equity (deficit)

	Common stock outstanding		Additional paid in capital	Treasury stock	Accumulated deficit	Total
(dollars in thousands)	Shares	Amount
Balance at January 1, 2016 - Predecessor	1,404,309	$14	$431,307	$—	$(1,051,678)	$(620,357)
Restricted stock forfeited	(9,006)	—	—	—	—	—
Restricted stock repurchased	(2,597)	—	—	—	—	—
Stock-based compensation	—	—	(6,076)	—	—	(6,076)
Net loss	—	—	—	—	(415,720)	(415,720)
Balance at December 31, 2016 - Predecessor	1,392,706	14	425,231	—	(1,467,398)	(1,042,153)
Restricted stock forfeited	(1,454)	—	—	—	—	—
Restricted stock cancelled	(8,964)	—	—	—	—	—
Stock-based compensation	—	—	194	—	—	194
Net income	—	—	—	—	1,041,959	1,041,959
Balance at March 21, 2017 - Predecessor	1,382,288	14	425,425	—	(425,439)	—
Cancellation of Predecessor equity	(1,382,288)	(14)	(425,425)	—	425,439	—
Balance at March 21, 2017 - Predecessor	—	$—	$—	$—	$—	$—

Issuance of Successor common stock - rights offering	4,197,210	$42	$49,985	$—	$—	$50,027
Issuance of Successor common stock - backstop premium	367,030	4	—	—	—	4
Issuance of Successor common stock - settlement of claims	40,417,902	404	898,510	—	—	898,914
Issuance of Successor warrants	—	—	118	—	—	118
Balance at March 21, 2017 - Successor	44,982,142	450	948,613	—	—	949,063
Stock-based compensation	1,853,236	18	12,587	—	—	12,605
Restricted stock cancelled	(7,616)	—	—	—	—	—
Net loss	—	—	—	—	(118,902)	(118,902)
Balance at December 31, 2017 - Successor	46,827,762	$468	$961,200	$—	$(118,902)	$842,766
Stock-based compensation	55,600	1	13,416	—	—	13,417
Restricted stock forfeited	(231,746)	(2)	—	—	—	(2)
Repurchase of common stock	(261,103)	—	—	(4,936)	—	(4,936)
Net income	—	—	—	—	33,442	33,442
Balance at December 31, 2018 - Successor	46,390,513	$467	$974,616	$(4,936)	$(85,460)	$884,687

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of cash flows

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
(in thousands)	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Cash flows from operating activities
Net income (loss)	$33,442	$(118,902)	$1,041,959	$(415,720)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash reorganization items	—	—	(1,012,090)	—
Depreciation, depletion and amortization	87,888	92,599	24,915	122,928
Loss on impairment of assets	20,065	42,325	—	282,472
Write-off of Senior Note issuance costs, discount and premium	—	—	—	16,970
Derivative losses (gains)	(19,297)	30,802	(48,006)	22,837
Loss (gain) on sale of assets	2,582	25,996	(206)	117
Loss on extinguishment of debt	—	635	—	—
Other	5,470	1,573	645	3,611
Change in assets and liabilities:
Accounts receivable	(6,337)	(12,092)	198	(9,243)
Inventories	236	(489)	466	3,576
Prepaid expenses and other assets	(160)	3,245	(497)	(1,620)
Accounts payable and accrued liabilities	3,441	2,622	8,733	25,987
Revenue distribution payable	8,649	6,941	(1,875)	509
Deferred compensation	10,262	9,714	143	(5,257)
Net cash provided by operating activities	146,241	84,969	14,385	47,167
Cash flows from investing activities
Expenditures for property, plant, and equipment and oil and natural gas properties	(324,063)	(157,718)	(31,179)	(146,296)
Proceeds from asset dispositions	50,523	189,735	1,884	1,349
Proceeds from (payments for) derivative instruments	(18,510)	15,676	1,285	90,590
Cash in escrow	—	42	—	48
Net cash (used in) provided by investing activities	(292,050)	47,735	(28,010)	(54,309)
Cash flows from financing activities
Proceeds from long-term debt	116,000	33,000	270,000	181,000
Repayment of long-term debt	(243,722)	(176,407)	(444,785)	(1,952)
Issuance of Senior Notes	300,000	—	—	—
Proceeds from rights offering, net	—	—	50,031	—
Principal payments under capital lease obligations	(2,683)	(2,017)	(568)	(2,491)
Treasury stock purchased	(4,936)	—	—	—
Payment of other financing fees	(9,136)	(4,671)	(2,410)	—
Net cash provided by (used in) financing activities	155,523	(150,095)	(127,732)	176,557
Net increase (decrease) in cash and cash equivalents	9,714	(17,391)	(141,357)	169,415
Cash and cash equivalents at beginning of period	27,732	45,123	186,480	17,065
Cash and cash equivalents at end of period	$37,446	$27,732	$45,123	$186,480

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 1: Nature of operations and summary of significant accounting policies

Chaparral Energy, Inc. and its subsidiaries, (collectively, “we”, “our”, “us”, or the “Company”) are involved in the acquisition, exploration, development, production and operation of oil and natural gas properties. Our properties are located primarily in Oklahoma and our commodity products, which include crude oil, natural gas and natural gas liquids, are primarily sold to refineries and gas processing plants within close proximity to our producing properties. As discussed in “Note 3—Chapter 11 reorganization” we filed voluntary petitions for bankruptcy relief on May 9, 2016, and subsequently operated as debtor in possession, in accordance with the applicable provisions of the Bankruptcy Code, until emergence from bankruptcy on March 21, 2017. The cancellation of all existing shares outstanding followed by the issuance of new shares in the reorganized Company upon our emergence from bankruptcy caused a related change of control under U.S. GAAP. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Reorganization Plan, the Company’s consolidated financial statements on or after March 21, 2017, are not comparable with the consolidated financial statements prior to that date. To facilitate our financial statement presentations, we refer to the post-emergence reorganized company in these consolidated financial statements and footnotes as the “Successor” for periods subsequent to March 21, 2017, and to the pre-emergence company as “Predecessor” for periods prior to and including March 21, 2017.

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

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of December 31, 2018, cash with a recorded balance totaling $36,719 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.

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

We write off accounts receivable when they are determined to be uncollectible. When we recover amounts that were previously written off, those amounts are offset against the allowance and reduce expense in the year of recovery. Accounts receivable consisted of the following:

	December 31, 2018	December 31, 2017
Joint interests	$31,573	$29,032
Accrued commodity sales	30,287	26,516
Derivative settlements	2,092	157
Other	3,375	5,326
Allowance for doubtful accounts	(1,240)	(668)
	$66,087	$60,363
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

	December 31, 2018	December 31, 2017
Equipment inventory	$3,663	$4,163
Commodities	574	1,154
Inventory valuation allowance	(178)	(179)
	$4,059	$5,138

We recorded lower of cost or net realizable value adjustments, for the periods disclosed below, due to depressed industry conditions which resulted in lower demand for such equipment and hence lower market prices, as well as due to obsolescence. These adjustments are reflected in “Loss on impairment of other assets” in our consolidated statements of operations.

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Inventory - valuation adjustment	$—	$179	$—	$1,393

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

In the past, the costs associated with unevaluated properties typically related to acquisition costs of unproved acreage. As a result of the application of fresh start accounting on the Effective Date, a substantial portion of the carrying value of our unevaluated properties are the result of a fair value increase to reflect the value of our acreage in our STACK play (see “Note 4—Fresh start accounting”). See “Note 18—Oil and natural gas activities (unaudited)” for further details of our unevaluated oil and natural gas properties.

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

Our estimates of oil and natural gas reserves as of December 31, 2018, 2017 and 2016 were prepared using an average price for oil and natural gas based upon the first day of each month for the prior twelve months as required by the SEC. As discussed in “Note 4—Fresh start accounting,” the application of fresh start accounting to our balance sheet on March 21, 2017, resulted in the carrying value of our oil and natural gas properties being restated based on their estimated fair value.

We recorded adjustments to the oil and natural gas properties, for the periods disclosed below. The loss is reflected in “Loss on impairment of oil and gas assets” in our consolidated statements of operations.

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Ceiling test impairment	$20,065	$42,146	$—	$281,079

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

The benefit of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the consolidated financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. Interest and penalties, if any, related to uncertain tax positions would be recorded in interest expense and other expense, respectively. There were no uncertain tax positions at December 31, 2018, or December 31, 2017.

We file income tax returns in the U.S. federal jurisdiction and in various states, each with varying statutes of limitations. The 2010 through 2018 tax years generally remain subject to examination by federal and state tax authorities.

Derivative transactions

We use derivative instruments to reduce the effect of fluctuations in crude oil and natural gas prices, and we recognize all derivatives as either assets or liabilities measured at fair value. Our derivative instruments are not designated as hedges for accounting purposes, thus changes in the fair value of derivatives are reported immediately in “Non-hedge derivative (losses) gains” in the consolidated statements of operations. Cash flows associated with non-hedge derivatives are reported as investing activities in the consolidated statements of cash flows unless the derivatives contain a significant financing element, in which case that element is reported as financing activities.

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

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Level 2 inputs include adjusted quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Fair value assets and liabilities included in this category are derivatives with fair values based on published forward commodity price curves and other observable inputs. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Assets carried at fair value and included in this category are certain financial derivatives and additions to our asset retirement obligations. See “Note 10—Fair value measurements” for additional information regarding our fair value measurements.

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

Environmental liabilities

We are subject to extensive federal, state and local environmental laws and regulations covering discharge of materials into the environment. Because these laws and regulations change regularly, we are unable to predict the conditions and other factors over which we do not exercise control that may give rise to environmental liabilities affecting us. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. As of December 31, 2018 and 2017, we have not accrued for or been fined or cited for any environmental violations which would have a material adverse effect upon our financial position, operating results, or cash flows.

Revenue recognition

Beginning in 2018, we adopted new authoritative guidance that supersedes previous revenue recognition requirements. The guidance requires that we identify the performance obligations, under our sales agreements, which is for the delivery of crude oil, natural gas or NGLs, and to recognize revenue when those obligations are satisfied, which occurs when control of the commodity is transferred to the purchaser. Furthermore, any costs and fees levied by the customer subsequent to the transfer of control will be recognized as a reduction in revenue. See “Note 16—Revenue recognition” for additional information regarding our revenue recognition.

Stock-based compensation

Pre-emergence stock compensation

Prior to our emergence from bankruptcy, our stock-based compensation programs consisted of phantom stock, restricted stock units (“RSUs”), and restricted stock awards issued to employees. We considered the measurement of fair value of our phantom stock, RSUs and restricted stock awards, discussed below, to be a Level 3 measurement within the fair value hierarchy.

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

The grant date fair value of restricted stock awards that included a market condition was measured using a Monte Carlo model. Compensation cost associated with restricted stock awards that include a market condition was recognized over the requisite service period using the straight-line method.

Post-emergence stock compensation

Our post-emergence management incentive plan consists of restricted stock awards that are subject to service vesting conditions (the “Time Shares”) and shares that are subject to performance and/or market vesting conditions (the “Performance Shares”). Both Time and Performance Shares are classified as equity-based awards. Compensation cost is recognized and measured based on fair value as determined by the market price of our publicly traded common stock or, in the case of awards subject to a market-based vesting conditions, fair value that incorporates the probability of vesting.

The Time Shares are subject to a graded vesting schedule over three annual installments and expense is recognized under the accelerated method. The Performance Shares vest in three tranches over three calendar years according to performance and/or market conditions established each year. The conditions for a given year are unique to that year and vesting with respect to conditions for a given year is independent of the vesting with respect to other years. As a result, the requisite service period for each of the three tranches of Performance Shares relate to the individual year for which performance is measured and do not overlap. Performance Shares with performance conditions are expensed based on the number of awards expected to vest in that year. Performance Shares with market conditions are expensed based on the fair value of the award that incorporates the probability of vesting and estimated by Monte Carlo simulation. Since the probability of vesting an award with a market condition is embedded in its fair value, expense is recognized on the entire grant regardless of the number of shares that actually vest so long as the participant remains employed as of the vesting date. Performance and/or market conditions have not been established for Performance Shares scheduled to vest in 2019, 2020 and 2021, hence a grant date for purposes of determining a measurement value had not been established and expense recognition has not commenced. Certain Performance Shares may vest according to performance conditions that are not formulaic but instead depend on subjective evaluation by our board of directors (the “Board”); expense on such awards is based on the fair value of our common stock at the end the reporting period. As permitted by a recent accounting update, we do not recognize expense based on an estimate of forfeitures but rather recognize the impact of forfeitures only as they occur.

In 2018, we began granting RSUs to our employees. These awards, which are service-based, will vest in equal installments over a three-year period and expense is recognized under the accelerated method. Compensation cost is recognized and measured based on fair value as determined by the market price of our publicly traded common stock. Certain RSUs are to be settled only in cash while others are to be settled only in stock. The cash-settled RSUs are classified as liability based awards while the stock-settled RSUs are classified as equity based awards.

See “Note 13—Deferred compensation” for additional information relating to stock-based compensation.
Other expense
Other expense consisted of the following:

	Successor
	Period from	Period from
	January 1, 2018	March 22, 2017
	through	through
	December 31, 2018	December 31, 2017
Restructuring	$425	$3,531
Subleases	1,611	197
Total other expense	$2,036	$3,728
Restructuring. We consider our EOR asset divestiture in November 2017 (see “Note 6—Acquisitions and divestitures”) to be an exit activity that qualifies as a restructuring in that it has materially changed the scope and manner in which our business is conducted.  The restructuring expense related to the divestiture is predominantly comprised of one-time severance and termination

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

benefits for the affected employees. The expense recorded in 2018 is a result of termination benefits for the final slate of employees terminated as a result of the divestiture.

Subleases. Our subleases are comprised of CO2 compressors that were previously utilized in our EOR operations and leased as both capital and operating leases from U.S. Bank but are now subleased to the purchaser of our EOR assets (the “Sublessee”). Minimum payments under the subleases are equal to the original leases and hence we did not record any losses upon initiation of the subleases. Prior to the asset sale, the capital leases were included in our full cost amortization base and hence subject to amortization on a units-of-production basis, while also incurring interest expense. The payments under our operating leases were previously recorded as “Lease operating” expense on our statement of operations. Based on the facts and circumstances relating to our original leases and the current subleases, we determined that all the subleases are to be classified as operating leases from a lessor’s standpoint. Subsequent to the execution of the subleases, all payments received from the Sublessee are reflected as “Sublease revenue” on our statement of operations. Minimum payments we make to U.S. Bank on the original operating leases are reflected as “Other” expense on our statement of operations. With respect to the capital leases, we have reclassified the amount associated with these leases from the full cost amortization base to “Property and equipment, net” on our balance sheet and will amortize the asset on a straight line basis prospectively. We will continue incurring interest expense on the capital leases. Please see “Note 1— Nature of operations and summary of significant accounting policies”,” Note 8— Debt”, and “Note 17— Commitments and contingencies”, which contains additional information about our leases.

Joint development agreement

On September 25, 2017, we entered into a joint development agreement (“JDA”) with BCE Roadrunner LLC, a wholly-owned subsidiary of Bayou City Energy Management, LLC (“BCE”), pursuant to which BCE will fund 100 percent of our drilling, completion and equipping costs associated with 30 STACK wells, subject to well cost caps that vary by well-type across location and targeted formations, ranging from $3,400 and $4,000 per gross well. The JDA wells, which will be drilled and operated by us, include 17 wells in Canadian County and 13 wells in Garfield County, with the ability to expand the JDA to drill additional wells in the future. The JDA provides us with a means to accelerate the delineation of our position within our Garfield and Canadian County acreage, realizing further efficiencies and holding additional acreage by production, and potentially adding reserves. In exchange, BCE will receive wellbore-only interest in each well totaling an 85% carve-out working interest from our original working interest (and we retain 15%) until the program reaches a 14% internal rate of return. Once achieved, ownership interest in all wells will revert such that we will own a 75% working interest and BCE will retain a 25% working interest. We will retain all acreage and reserves outside of the wellbore, with both parties paying their working interest share of lease operating expenses. We will record revenues and operating costs associated with our JDA wells according to our working interest share as specified above.

Our drilling and completion costs to date have been exceeding well cost caps specified under the JDA primarily due to inflation in the cost of oilfield services as a result of the rebound in industry conditions. In our negotiation with BCE to cover the inflationary cost increases, BCE had indicated willingness to increase the per well cost caps on remaining wells in exchange for adding more wells to the current program. Since we have achieved our goals to utilize the JDA as a means to delineate our acreage in Garfield and Canadian counties, Oklahoma, we do not currently plan for any expansion of the JDA. We have therefore recorded additions to oil and natural gas properties of $13,212 during the year ended December 31, 2018, in cumulative drilling and completion costs on JDA wells that have exceeded the well cost caps specified under the JDA.

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

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
One-time severance and termination benefits	$1,034	$678	$608	$2,772
Professional fees	—	13	21	107
Total cost reduction initiatives expense	$1,034	$691	$629	$2,879

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

Recently issued accounting pronouncements

In February 2016, the FASB established ASC Topic 842, Leases (“ASC 842”) which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASC 842 was subsequently amended by Accounting Standards Update (“ASU”) No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases except those with a term of 12 months or less. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for us on January 1, 2019, with early adoption permitted. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet with a range of approximately $15,000 to $18,000 primarily for our drilling rig and CO2 compressor operating leases and (2) providing significant new disclosures about our leasing activities. The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all classes of assets. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for our drilling rig leases.

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

Note 2: Earnings per share

We have not historically presented earnings per share (“EPS”) because our common stock did not previously trade on a public market, either on a stock exchange or in the over-the-counter (“OTC”) market. Accordingly, we were permitted under accounting guidance to omit such disclosure. Subsequent to our emergence from bankruptcy, our Class A common stock was quoted on the OTC Pink marketplace under the symbol “CHHP” from May 18, 2017, through May 25, 2017. From May 26, 2017, through July 23, 2018, our Class A common stock was quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CHPE”. Our Class A common stock is currently trading on the NYSE under the symbol “CHAP” upon our listing on that exchange on July 24, 2018. Our Class B common stock was not listed or quoted on the OTCQB or any other national exchange; however, on December 19, 2018, all outstanding shares of our Class B common stock converted into the same number of shares of Class A common stock. With the conversion, all our common stock is now traded on the NYSE. Our Class A and previous Class B common stock shared equally in dividends and undistributed earnings. We are presenting basic and diluted EPS for all Successor periods subsequent to our emergence from bankruptcy but are not presenting EPS for any Predecessor period.

We are required under accounting guidance to compute EPS using the two-class method which considers multiple classes of common stock and participating securities. All securities that meet the definition of a participating security are to be included in the computation of basic EPS under the two-class method.

A reconciliation of the components of basic and diluted EPS is presented below:

	Period from	Period from
	January 1, 2018	March 22, 2017
	through	through
(in thousands, except share and per share data)	December 31, 2018	December 31, 2017
Numerator for basic and diluted earnings per share
Net income (loss)	$33,442	$(118,902)
Denominator for basic earnings per share
Weighted average common shares - Basic for Class A and Class B (1)	45,288,980	44,984,046
Denominator for diluted earnings per share
Weighted average common shares - Diluted for Class A and Class B (1)	45,730,171	44,984,046
Earnings per share
Basic for Class A and Class B	$0.74	$(2.64)
Diluted for Class A and Class B	$0.73	$(2.64)
Securities excluded from earnings per share calculations
Unvested restricted stock awards or units at period end	125,323	1,833,136
Warrants (2)	—	140,023
____________________________________________________________

(1)	Effective December 19, 2018, Class B shares were converted to Class A shares.

(2)
The warrants to purchase shares of our Class A common stock are antidilutive for the period from March 22 to December 31, 2017, due to the exercise price exceeding the average price of our Class A shares and due to the net loss we incurred . These warrants expired on June 30, 2018. They were antidilutive during the first and second quarter of 2018 due to the exercise price exceeding the average price of our Class A shares and hence are omitted from diluted earnings per share for the year ended December 31, 2018.

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

Plan of Reorganization. Pursuant to the terms of the Reorganization Plan, which was supported by us, certain lenders under our Prior Credit Facility (collectively, the “Lenders”) and certain holders of our Prior Senior Notes (collectively, the “Noteholders”), the following transactions occurred on or around the Effective Date:

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

•
The $1,267,410 of indebtedness, including accrued interest, attributable to our Prior Senior Notes was exchanged for New Common Stock. In addition, we issued or reserved shares of New Common Stock to be exchanged in settlement of $2,439 of certain general unsecured claims. In aggregate, the shares of New Common Stock issued or to be issued in settlement of the Senior Note and these general unsecured claims represented approximately 90% percent of outstanding Successor common shares;

•
We completed a rights offering backstopped by certain holders of our Prior Senior Notes (the “Backstop Parties”) which generated $50,031 of gross proceeds. The rights offering resulted in the issuance of New Common Stock, representing approximately nine percent of outstanding Successor common shares, to holders of claims arising under the Prior Senior Notes and to the Backstop Parties;

•	In connection with the rights offering described above, the Backstop Parties received approximately one percent of outstanding Successor common shares as a backstop fee;

•	Additional shares, representing seven percent of outstanding Successor common shares on a fully diluted basis, were authorized for issuance under a new management incentive plan;

•
Warrants to purchase 140,023 shares of New Common Stock were issued to Mr. Mark Fischer, our founder and former Chief Executive Officer (“Mr. Fischer”), with an exercise price of $36.78 per share and expiring on June 30, 2018. The warrants were issued in exchange for consulting services provided by Mr. Fischer;

•
Pursuant to our Reorganization Plan, on January 5, 2017, we entered into the Retirement Agreement and General Release (the “Retirement Agreement”) with Mr. Fischer, whereupon Mr. Fischer terminated his employment with the Company on that date. The Retirement Agreement included severance consisting of cash and certain tangible assets in the amount of

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

$4,038. Mr. Fisher provided consulting services to the Company during the period subsequent to his termination until the Effective Date for which he received the warrants disclosed above. The expense for Mr. Fischer’s severance and consulting services are reflected in “Reorganization items, net” and “General and administrative” expense, respectively, in our consolidated statement of operations during the 2017 Predecessor period. All amounts due to Mr. Fischer pursuant to the Retirement Agreement were paid as of December 31, 2017.

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

Predecessor
March 21, 2017
Accounts payable and accrued liabilities	$6,687
Accrued payroll and benefits payable	3,949
Revenue distribution payable	3,050
Prior Senior Notes and associated accrued interest	1,267,410
Liabilities subject to compromise	$1,281,096

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

Adopting fresh start accounting results in a new reporting entity for financial reporting purposes with no beginning retained earnings or deficit. The cancellation of all existing shares outstanding on the Effective Date and issuance of new shares in the reorganized Company caused a related change of control under U.S. GAAP. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Reorganization Plan, the Predecessor and Successor periods may lack comparability, as required in ASC Topic 205, Presentation of Financial Statements (“ASC 205”). ASC 205 states that financial statements are required to be presented comparably from year to year, with any exceptions to comparability clearly disclosed. Therefore, “black-line” financial statements are presented to distinguish between the Predecessor and Successor periods.

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

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
Assets
Current assets:
Cash and cash equivalents	$180,456	$(135,333)	(a)	$—		$45,123
Accounts receivable, net	46,837	—		—		46,837
Inventories, net	6,885	—		—		6,885
Prepaid expenses	4,933	(535)	(b)	—		4,398
Derivative instruments	19,058	—		—		19,058
Total current assets	258,169	(135,868)		—		122,301
Property and equipment	38,391	—		18,987	(i)	57,378
Oil and natural gas properties, using the full cost method:
Proved	4,355,576	—		(3,751,511)	(i)	604,065
Unevaluated (excluded from the amortization base)	26,039	—		559,535	(i)	585,574
Accumulated depreciation, depletion, amortization and impairment	(3,811,326)	—		3,811,326	(i)	—
Total oil and natural gas properties	570,289	—		619,350	(i)	1,189,639
Derivative instruments	14,295	—		—		14,295
Other assets	5,499	2,410	(c)	590	(i)	8,499
Total assets	$886,643	$(133,458)		$638,927		$1,392,112
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$64,413	$(2,737)	(a)(d)	$—		$61,676
Accrued payroll and benefits payable	7,366	2,186	(d)	—		9,552
Accrued interest payable	2,095	(2,095)	(a)	—		—
Revenue distribution payable	7,975	3,050	(d)	—		11,025
Long-term debt and capital leases, classified as current	468,814	(464,182)	(e)	—		4,632
Total current liabilities	550,663	(463,778)		—		86,885
Long-term debt and capital leases, less current maturities	—	291,429	(f)	—		291,429
Deferred compensation	—	519	(d)	—		519
Asset retirement obligations	66,973	—		(2,757)	(i)	64,216
Liabilities subject to compromise	1,281,096	(1,281,096)	(d)	—		—
Commitments and contingencies
Stockholders’ (deficit) equity:
Predecessor common stock	14	(14)	(g)	—		—
Predecessor additional paid in capital	425,425	(425,425)	(g)	—		—
Successor common stock	—	450	(g)	—		450
Successor additional paid in capital	—	948,613	(g)	—		948,613
(Accumulated deficit) retained earnings	(1,437,528)	795,844	(h)	641,684	(j)	—
Total stockholders' (deficit) equity	(1,012,089)	1,319,468		641,684		949,063
Total liabilities and stockholders' equity (deficit)	$886,643	$(133,458)		$638,927		$1,392,112

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

(d)
As part of the Plan, the Bankruptcy Court approved the settlement of certain allowable claims, reported as liabilities subject to compromise in the Company’s historical consolidated balance sheet. As a result, a gain was recognized on the settlement of liabilities subject to compromise calculated as follows:

Prior Senior Notes including interest	$1,267,410
Accounts payable and accrued liabilities	6,687
Accrued payroll and benefits payable	3,949
Revenue distribution payable	3,050
Total liabilities subject to compromise	1,281,096
Amounts settled in cash, reinstated or otherwise reserved at emergence	(10,089)
Fair value of equity issued in settlement of Prior Senior Notes and certain general unsecured creditors	(898,914)
Gain on settlement of liabilities subject to compromise	$372,093

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

Reorganization items

We use this category to reflect, where applicable, post-petition revenues, expenses, gains and losses that are direct and incremental as a result of the reorganization of the business. Reorganization items are as follows:

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Loss (gain) on the settlement of liabilities subject to compromise	$48	$—	$(372,093)	$—
Fresh start accounting adjustments	—	—	(641,684)	—
Professional fees	2,344	3,091	18,790	15,484
Claims for non-performance of executory contract	—	—	—	1,236
Rejection of employment contracts	—	—	4,573	—
Write off unamortized issuance costs on Prior Credit Facility	—	—	1,687	—
Total reorganization items	$2,392	$3,091	$(988,727)	$16,720

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 5: Supplemental disclosures to the consolidated statements of cash flows
Supplemental disclosures to the consolidated statements of cash flows are presented below:

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Net cash provided by operating activities included:
Cash payments for interest	$6,266	$17,195	$4,105	$25,764
Interest capitalized	(10,925)	(2,142)	(248)	(2,139)
Cash payments for income taxes	$—	$150	$—	$250
Cash payments for reorganization items	$2,506	$18,006	$11,405	$10,670
Non-cash financing activities included:
Repayment of Prior Credit Facility with proceeds from early termination of derivative contracts (See Note 9)	$—	$—	$—	$103,560
Non-cash investing activities included:
Asset retirement obligation additions and revisions	$3,141	$6,746	$716	$22,282
Change in accrued oil and gas capital expenditures	$6,559	$9,534	$5,387	$(19,725)
Oil and gas leasehold exchanges	$10,913	$816	$—	$—

Note 6: Acquisitions and divestitures
2018 Acquisitions and divestitures

For 2018, we received total cash proceeds of $50,523 on various non-core oil and gas assets, property and equipment disposals. Included in these disposals were:

•
A divestiture of certain properties in the Oklahoma/Texas Panhandle for gross cash proceeds before selling costs of $17,000 and the conveyance of $629 in liabilities to the buyer, all of which are subject to customary post-close adjustments. The purchaser of these assets is a company affiliated with Mark A. Fischer, our former Chief Executive Officer and former Chairman of the Board.

•
A divestiture of certain saltwater disposal infrastructure where we received proceeds of $11,841. In conjunction with this divestiture, we entered into a service agreement for salt water disposal with the purchaser of these assets, as discussed further below.

•	Disposals of various other non-core assets resulting in proceeds of approximately $22,637.

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

During 2018, we made $122,309 in acquisitions of leasehold acreage located in our STACK play. This amount includes capitalized interest of $10,925 and $10,913 in costs we recorded for non-monetary acreage trades. Our acquisition activities comprised of 24,600 acres acquired through leasing and pooling and expenditures on seismic data.

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

Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Estimated useful lives of our assets are as follows:

	Useful Life	December 31, 2018	December 31, 2017
Furniture and fixtures	10	$520	$519
Automobiles and trucks	5	3,548	4,464
Machinery and equipment	10 — 20 years	21,482	22,467
Office and computer equipment	5 — 10 years	6,183	5,046
Building and improvements	10 — 40 years	18,693	19,728
		50,426	52,224
Less accumulated depreciation and amortization		12,449	6,158
		37,977	46,066
Land		5,119	4,575
		$43,096	$50,641

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 8: Debt

As of the dates indicated, long-term debt and capital leases consisted of the following:

	December 31, 2018	December 31, 2017
New Credit Facility	$—	$127,100
Senior Notes	300,000	—
Real estate mortgage notes, principal and interest payable monthly, bearing interest at 5.50%, due December 2028; collateralized by real property	8,588	9,177
Installment notes payable, principal and interest payable monthly, bearing interest at 5.95%, due June 2023; collateralized by personal property	354	—
Capital lease obligations	11,677	14,361
Unamortized issuance costs	(13,148)	(5,979)
Total debt, net	307,471	144,659
Less current portion	3,479	3,273
Total long-term debt, net	$303,992	$141,386

Maturities of long-term debt and capital leases, excluding unamortized debt issuance costs, are as follows as of December 31, 2018:

2019	$3,479
2020	9,625
2021	776
2022	821
2023	300,823
2024 and thereafter	5,095
$320,619

Chapter 11 Proceedings, Emergence and Successor Debt

The bankruptcy petition in 2016 constituted an event of default with respect to the Predecessor’s Prior Credit Facility and Prior Senior Notes. Prior to the Petition Date, these facilities were also in default as a result of nonpayment of interest, violations of financial covenants and the inclusion of a going concern explanatory paragraph in the audit opinion of our 2015 annual financial statements. The enforcement of any obligations under the Predecessor’s debt was automatically stayed as a result of the Chapter 11 Cases.

On the Effective Date, our obligations under the Prior Senior Notes, including principal and accrued interest, were fully extinguished in exchange for equity in the Successor. In addition, our Prior Credit Facility, previously consisting of a senior secured revolving credit facility, was restructured into the Ninth Restated Credit Agreement (the “Exit Credit Facility”) consisting of a senior secured first-out revolving credit facility (the “Exit Revolver”) and a senior secured second-out term loan (the “Exit Term Loan”). On the Effective Date, the entire balance on the Prior Credit Facility in the amount of $444,440 was repaid while we received gross proceeds, before lender fees, representing the opening balances on our Exit Revolver and Exit Term Loan of $120,000 and $150,000, respectively.

Concurrent with the receipt of cash proceeds from the sale of our EOR assets, we fully repaid the outstanding balance of the Exit Term Loan and paid down $10,900 on the Exit Revolver in November 2017. On December 21, 2017, we entered into the Tenth Restated Credit Agreement (the “New Credit Facility”).

New Credit Facility

The New Credit Facility (which is the Tenth Restated Credit Agreement, dated as of December 21, 2017, by and among us, Chaparral Energy, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and The Lenders and Prepetition Borrowers Party Hereto, as amended) is a $750,000 facility collateralized by our oil and natural gas properties and is scheduled to mature on December 21, 2022. Availability under our New Credit Facility is subject to a borrowing base based on the value of our oil and natural gas properties and set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

request a borrowing base redetermination once between each scheduled redetermination or upon the occurrence of certain specified events. The banks establish a borrowing base by making an estimate of the collateral value of our oil and natural gas properties. If oil and natural gas prices decrease from the amounts used in estimating the collateral value of our oil and natural gas properties, the borrowing base may be reduced, thus reducing funds available under the borrowing base. Our borrowing base under the New Credit Facility as of December 31, 2018, was $325,000 with the unused portion, after taking into account letters of credit, amounting to $324,131. Availability on the New Credit Facility as of December 31, 2018, was $208,355. Our availability was lower than the unused borrowing base capacity as a result of the constraints placed by the financial covenants discussed below.

Interest on the outstanding amounts under the New Credit Facility will accrue at an interest rate equal to either (i) the Alternate Base Rate (as defined in the New Credit Facility) plus an Applicable Margin (as defined in the New Credit Facility) that ranges between 1.00% to 2.00% depending on utilization or (ii) the Adjusted LIBO Rate (as defined in the New Credit Facility) applicable to one, two, three,or six month borrowings plus an Applicable Margin that ranges between 2.00% to 3.00% depending on utilization. In the case that an Event of Default (as defined under the New Credit Facility) occurs, the outstanding amounts will bear an additional 2.00% interest plus the applicable Alternate Base Rate or Adjusted LIBO Rate and corresponding Applicable Margin.

As of June 29, 2018 (the day immediately preceding payment in full of the entire outstanding balance), our outstanding borrowings were accruing interest at the Adjusted LIBO Rate (as defined in the New Credit Facility), plus the Applicable Margin (as defined in the New Credit Facility), which resulted in a weighted average interest rate of 5.31% on the amount outstanding.

Commitment fees that range between 0.375% and 0.500%, depending on utilization, accrue on the average daily amount of the unused portion of the borrowing base and are included as a component of interest expense. We generally have the right to make prepayments of the borrowings at any time without penalty or premium. Letter of credit fees will accrue at 0.125% plus the Applicable Margin used to determine the interest rate applicable to borrowings that are based on Adjusted LIBO Rate.

If the outstanding borrowings under our New Credit Facility were to exceed the borrowing base as a result of a redetermination, we would be required to eliminate this deficiency. Within 10 days after receiving notice of the new borrowing base, we would be required to make an election: (1) to repay the deficiency in a lump sum within 45 days or (2) commencing within 30 days to repay the deficiency in equal monthly installments over a six months period or (3) to submit within 45 days additional oil and gas properties we own for consideration in connection with the determination of the borrowing base sufficient to eliminate the deficiency or (4) any combination of repayment as provided in the preceding three elections.

Effective May 9, 2018, we entered into the First Amendment to the Tenth Restated Credit Agreement, among the Company and its subsidiaries, as borrowers, certain financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (the “First Amendment”).  The First Amendment reaffirmed our borrowing base at the same level as it was at the beginning of 2018, at $285,000. In addition, the First Amendment provided us with: (i) an increase from $150,000 to $250,000 to the aggregate amount of secured debt allowed, (ii) a waiver on the automatic reduction to the borrowing base calculation for the issuance of up to $300,000 in unsecured debt, (iii) the ability to offset the total debt calculation in the financial covenant calculations by up to $50,000 of unrestricted cash and cash equivalents whenever we do not have outstanding borrowings on the facility, and (iv) permission to make payments on account of the purchase, redemption, retirement, acquisition, cancellation or termination of our equity of up to $50,000.

On December 7, 2018, we entered into the Resignation, Consent and Appointment Agreement and Second Amendment (the “Second Amendment”) to the Tenth Restated Credit Agreement with JPMorgan Chase Bank, N.A., as existing administrative agent and issuing bank, Royal Bank of Canada, as successor administrative agent and issuing bank, and the additional lenders party thereto. The Second Amendment, among other things, (i) increases the aggregate principal amount of the revolving line of credit under the Credit Agreement from $400,000 to $750,000; (ii) increases the borrowing base under the Credit Agreement from $265,000 to $325,000; (iii) decreases the applicable margin on outstanding borrowings under the Credit Agreement by 50 basis points; and (iv) allows the Company to enter into commodity derivative contracts to hedge up to 80% of its internally forecasted production for the first 24 months and up to 80% of estimated production from proved oil and natural gas reserves for the subsequent 36 months.

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

The financial covenants require, for each fiscal quarter ending on and after December 31, 2018, that we maintain: (1) a Current Ratio (as defined in the New Credit Facility) of no less than 1.00 to 1.00, and (2) a Ratio of Total Debt to EBITDAX (as defined in the New Credit Facility) of no greater than 4.0 to 1.0 calculated on a trailing four-quarter basis. We were in compliance with these financial covenants as of December 31, 2018.

The New Credit Facility is guaranteed by all of our wholly owned subsidiaries, subject to customary exceptions, and is secured by first priority security interests on substantially all of our assets.

Senior Notes

On June 29, 2018, we completed the issuance and sale at par of $300,000 in aggregate principal amount of our Senior Notes in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The offering costs were $7,337 resulting in net proceeds of $292,663, which we used to repay the outstanding balance on the New Credit Facility and for general corporate purposes.

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

The indenture governing our Senior Notes contains certain covenants which limit our ability to:

•incur additional indebtedness or issue certain preferred stock;
•pay dividends or repurchase or redeem capital stock;
•make certain investments;
•incur certain liens;
•enter into certain types of transactions with affiliates;
•sell assets;
•enter into agreements restricting their ability to pay dividends or make other payments;
•consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; and
•create unrestricted subsidiaries.

These limitations are subject to a number of important qualifications and exceptions.

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

On any one or more occasions prior to July 15, 2020, the Company, at its option, may redeem up to 35% of the aggregate principal amount of the Senior Notes with proceeds of one or more qualified equity offerings at a redemption price of 108.75% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest, if any, and liquidated damages provided that:

1.	at least 60% of the aggregate principal amount of the Senior Notes issued under the Indenture remains outstanding after each such redemption; and

2.	such redemption occurs within 180 days after the closing of any such qualified equity offering

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Upon an Event of Default (as defined in the Indenture), the trustee under the Indenture or the holders of at least 25% in aggregate principal amount of the outstanding Senior Notes may declare the entire principal of, premium, if any, and accrued and unpaid interest, if any, on all the Senior Notes to be due and payable immediately.

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

Predecessor Debt

Prior Senior Notes

The Prior Senior Notes were our senior unsecured obligations and were redeemable, in whole or in part, prior to their maturity at redemption prices specified in the indentures, plus accrued and unpaid interest to the date of redemption. Interest on the Prior Senior Notes was payable semi-annually, and the principal was due upon maturity.

During December 2015, we repurchased approximately $42,045 of our outstanding Prior Senior Notes on the open market for $9,995 in cash. As a result, we recorded a gain on extinguishment of debt of $31,590 for the year ended December 31, 2015.

In March 2016 we wrote off the remaining unamortized issuance costs, premium and discount related to our Prior Senior Notes. These deferred items are typically amortized over the life of the corresponding bond. However, as a result of not paying the interest due on our 2021 Prior Senior Notes by the end of our grace period on March 31, 2016, we triggered an Event of Default on our Prior Senior Notes. While uncured, the Event of Default effectively allows the lender to demand immediate repayment, thus shortening the life of our Prior Senior Notes. As a result, we wrote off the remaining balance of unamortized issuance costs, premium and discount on March 31, 2016, as follows:

Non-cash expense for write-off of debt issuance costs on Prior Senior Notes	$17,756
Non-cash expense for write-off of debt discount costs on Prior Senior Notes	4,014
Non-cash gain for write-off of debt premium on Prior Senior Notes	(4,800)
Total	$16,970

Pursuant to accounting guidance, while in bankruptcy, we did not accrue interest expense on our Prior Senior Notes during the pendency of the Chapter 11 Cases as we did not expect to pay such interest. As a result, reported interest expense was $22,582 and $65,225 lower than contractual interest for the Predecessor periods of January 1, 2017 to March 21, 2017, and the year ended December 31, 2016.

As discussed in “Note 3—Chapter 11 reorganization”, on the Effective Date, our obligations with respect to the Prior Senior Notes, including principal and accrued interest, were cancelled and holders of the Prior Senior Notes received their agreed-upon pro-rata share of the Successor’s equity.

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

Note 9: Derivative instruments

Overview

Our results of operations, financial condition and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil, natural gas and natural gas liquids. These commodity prices are subject to wide fluctuations and market uncertainties. To mitigate a portion of this exposure, we enter into various types of derivative instruments, including commodity price swaps, collars, put options and basis protection swaps. During 2018, we entered into additional derivative contracts to hedge our exposure to natural gas liquids pricing, specifically propane and natural gasoline, natural gas basis differentials and the WTI NYMEX calendar month average roll (“oil roll”), which is a contractual component of our crude oil sales prices.

As of December 31, 2018, our derivatives consisted of commodity price swaps (including basis and oil roll) and collars. See “Note 1—Nature of operations and summary of significant accounting policies” for additional information regarding our accounting policies for derivative transactions.

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

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

The following table summarizes our crude oil derivatives outstanding as of December 31, 2018:

	Volume	Weighted average fixed price per Bbl
Period and type of contract	MBbls	Swaps
2019
Oil swaps	2,322	$56.20
Oil roll swaps	530	$0.52
2020
Oil swaps	1,767	$50.30
Oil roll swaps	410	$0.38
2021
Oil swaps	544	$44.34
Oil roll swaps	150	$0.30

The following table summarizes our natural gas derivative instruments outstanding as of December 31, 2018:

		Weighted average fixed price per MMBtu
Period and type of contract	Volume BBtu	Swaps	Purchase puts	Sold calls
2019
Natural gas swaps	9,461	$2.85	$—	$—
Natural gas basis swaps	5,701	$(0.67)	$—	$—
Natural gas collars	240	$—	$4.00	$5.07
2020
Natural gas swaps	3,600	$2.77	$—	$—

The following table summarizes our natural gas liquids derivative instruments outstanding as of December 31, 2018:

	Volume	Weighted average fixed price per gallon
Period and type of contract	Gallons	Swaps
2019
Natural gasoline swaps	4,956	$1.39
Propane swaps	11,466	$0.74
2020
Natural gasoline swaps	1,890	$1.39
Oil roll swaps	4,284	$0.74

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

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

In January and February 2019, we entered into several derivative contracts with varying maturities outlined below:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps
2019
Oil swaps	106	$55.59
2020
Oil swaps	240	$52.43
2021
Oil swaps	146	$53.31

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu
2019
Natural gas basis swaps	5,790	$(0.56)
Natural gas swaps	4,800	$2.86
2020
Natural gas basis swaps	3,600	$(0.46)
Natural gas swaps	2,400	$2.73

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

	As of December 31, 2018			As of December 31, 2017
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Natural gas derivative contracts	$833	$(488)	$345	$1,332	$(1,054)	$278
NGL derivative contracts	4,581	—	4,581	—	—	—
Crude oil derivative contracts	24,208	(4,452)	19,756	—	(13,404)	(13,404)
Total derivative instruments	29,622	(4,940)	24,682	1,332	(14,458)	(13,126)
Less:
Netting adjustments (1)	(3,398)	3,398	—	1,332	(1,332)	—
Derivative instruments - current	24,025	—	24,025	—	(8,959)	(8,959)
Derivative instruments - long-term	$2,199	$(1,542)	$657	$—	$(4,167)	$(4,167)
 ____________________________________________________________

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

“Non-hedge derivative (losses) gains” in the consolidated statements of operations is comprised of the following:

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Change in fair value of commodity price derivatives	$37,807	$(46,478)	$46,721	$(176,607)
Settlement (losses) gains on commodity price derivatives	(18,510)	15,676	1,285	62,626
Settlement gains on early terminations of commodity price derivatives	—	—	—	91,144
Non-hedge derivative (losses) gains	$19,297	$(30,802)	$48,006	$(22,837)

Note 10: Fair value measurements

Recurring fair value measurements

Our financial instruments recorded at fair value on a recurring basis consist of commodity derivative contracts (see “Note 9—Derivative instruments”). We had no Level 1 assets or liabilities as of December 31, 2018 or December 31, 2017. Our derivative contracts classified as Level 2 as of December 31, 2018 and 2017 consisted of commodity price swaps, including our oil roll contracts, which are valued using an income approach. Future cash flows from these derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at a rate that captures our own nonperformance risk for derivative liabilities or that of our counterparties for derivative assets.

As of December 31, 2018 and 2017 our derivative contracts classified as Level 3 consisted of collars and gas basis swaps. The fair value of these contracts is developed by a third-party pricing service using a proprietary valuation model, which we believe incorporates the assumptions that market participants would have made at the end of each period. Observable inputs include contractual terms, published forward pricing curves, and yield curves. Significant unobservable inputs are implied volatilities. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. We review these valuations and the changes in the fair value measurements for reasonableness. All derivative instruments are recorded at fair value and include a measure of our own nonperformance risk for derivative liabilities or our counterparty credit risk for derivative assets.

The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of December 31, 2018			As of December 31, 2017
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$29,370	$(4,718)	$24,652	$1,332	$(14,163)	$(12,831)
Significant unobservable inputs (Level 3)	252	(222)	30	—	(295)	(295)
Netting adjustments (1)	(3,398)	3,398	—	(1,332)	1,332	—
	$26,224	$(1,542)	$24,682	$—	$(13,126)	$(13,126)
____________________________________________________________

(1)
Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty. Positive and negative positions with counterparties are netted on the balance sheet only to the extent that they relate to the same current versus noncurrent classification.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Changes in the fair value of our derivative instruments classified as Level 3 in the fair value hierarchy were as follows for the periods presented:

	Successor		Predecessor
	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017
	through	through	through
Net derivative assets (liabilities)	December 31, 2018	December 31, 2017	March 21, 2017
Beginning balance	$(295)	$715	$(98)
Realized and unrealized (losses) gains included in non-hedge derivative (losses) gains	(1,101)	(1,010)	813
Settlements received	1,426	—	—
Ending balance	$30	$(295)	$715
(Losses) gains relating to instruments still held at the reporting date included in non-hedge derivative (losses) gains for the period	$30	$(1,010)	$813

Nonrecurring fair value measurements

Asset retirement obligations. Additions to the asset and liability associated with our asset retirement obligations are measured at fair value on a nonrecurring basis. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The estimated future costs to dispose of properties added during the years ended December 31, 2018 and 2017 were escalated using an annual inflation rate of 2.26% and 2.30%, respectively. The estimated future costs to dispose of properties added for the year ended December 31, 2018, were discounted, depending on the economic remaining estimated life of the property or the expected timing of the plugging and abandonment activity, with a credit-adjusted risk-free rate ranging from 6.92% to 11.94%. The discount rate used for the period from when we emerged from bankruptcy through December 31, 2017, was our credit-adjusted risk-free interest rate ranging from 5.13% to 7.63%. These estimates may change based upon future inflation rates and changes in statutory remediation rules. See “Note 11—Asset retirement obligations” for additional information regarding our asset retirement obligations.

Fair value of other financial instruments

Our significant financial instruments, other than derivatives, consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. We believe the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments.

The carrying value and estimated fair value of our debt at December 31, 2018 and 2017 were as follows:

	December 31, 2018		December 31, 2017
Level 2	Carrying value (1)	Estimated fair value	Carrying value (1)	Estimated fair value
New Credit Facility	$—	$—	$127,100	$127,100
Other secured debt	8,942	8,942	9,177	9,177
Senior Notes	300,000	213,618	—	—
 ____________________________________________________________

(1)	The carrying value excludes deductions for debt issuance costs and discounts.

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

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Concentrations of credit risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of derivative instruments and accounts receivable. Derivative instruments are exposed to credit risk from counterparties. Our derivative contracts are executed with institutions, or affiliates of institutions, that are parties to our credit facilities at the time of execution, and we believe the credit risks associated with all of these institutions are acceptable. We do not require collateral or other security from counterparties to support derivative instruments. Master agreements are in place with each of our derivative counterparties which provide for net settlement in the event of default or termination of the contracts under each respective agreement. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivatives. Our loss is further limited as any amounts due from a defaulting counterparty that is a Lender, or an affiliate of a Lender, under our credit facilities can be offset against amounts owed to such counterparty Lender. As of December 31, 2018, the counterparties to our open derivative contracts consisted of four financial institutions.

The following table summarizes our derivative assets and liabilities which are offset in the consolidated balance sheets under our master netting agreements.

	Offset in the consolidated balance sheets			Gross amounts not offset in the consolidated balance sheets
	Gross assets (liabilities)	Offsetting assets (liabilities)	Net assets (liabilities)	Derivatives (1)	Amounts outstanding under credit facilities (2)	Net amount
December 31, 2018
Derivative assets	$29,622	$(3,398)	$26,224	$(1,542)	$—	$24,682
Derivative liabilities	(4,940)	3,398	(1,542)	1,542	—	—
	$24,682	$—	$24,682	$—	$—	$24,682
December 31, 2017
Derivative assets	$1,332	$(1,332)	$—	$—	$—	$—
Derivative liabilities	(14,458)	1,332	(13,126)	$—	—	(13,126)
	$(13,126)	$—	$(13,126)	$—	$—	$(13,126)
 ____________________________________________________________

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

We did not post additional collateral under any of these contracts as all of our counterparties are secured by the collateral under our credit facilities. Payment on our derivative contracts could be accelerated in the event of a default on our New Credit Facility. The aggregate fair value of our derivative liabilities subject to acceleration in the event of default was $4,940 at December 31, 2018.

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

Commodity sales to our top three purchasers accounted for the following percentages of our total commodity sales, excluding the effects of hedging activities, for the years ended December 31:

	Successor		Predecessor
	2018	2017	2016
Coffeyville Resources LLC	*	20.9%	19.3%
Phillips 66 Company	26.0%	14.6%	15.1%
Sunoco, Inc.	7.2%	—%	—%
Alta Mesa Resources, Inc.	6.7%	—%	—%
Valero Energy Corporation	*	13.3%	15.6%

*	Purchasers primarily related to production from our EOR assets which were divested in November 2017. See “Note 6—Acquisitions and divestitures” for additional information regarding this divestiture.

If we were to lose a purchaser, we believe we are able to secure other purchasers for the commodities we produce.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 11: Asset retirement obligations
The following table presents the balance and activity of our asset retirement obligations:

Liability for asset retirement obligations as of December 31, 2016 - Predecessor	$72,137
Liabilities incurred in current period	535
Liabilities settled and disposed in current period	(869)
Revisions in estimated cash flows	181
Accretion expense	1,249
Liability for asset retirement obligations as of March 21, 2017 - Predecessor	$73,233
Fair value fresh-start adjustment	$(2,757)
Liability for asset retirement obligations as of March 21, 2017 - Successor	$70,476
Liabilities incurred in current period	2,498
Liabilities settled and disposed in current period	(44,097)
Revisions in estimated cash flows	4,248
Accretion expense	2,865
Liability for asset retirement obligations as of December 31, 2017 - Successor	$35,990
Liabilities incurred in current period	689
Liabilities settled and disposed in current period	(17,868)
Revisions in estimated cash flows	2,452
Accretion expense	1,884
Liability for asset retirement obligations as of December 31, 2018 - Successor	$23,147
Less current portion included in accounts payable and accrued liabilities	1,057
Asset retirement obligations, long-term	$22,090

Liabilities incurred include obligations related to new wells drilled and wells acquired during the period. Liabilities settled and disposed in 2018 primarily relate to our oil and natural gas property divestitures discussed in "Note 6—Acquisitions and divestitures."
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

Tax Cuts and Jobs Act. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act amends existing U.S. tax laws that impact the company, most notably a reduction of the maximum U.S. federal corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The other changes to existing U.S. tax laws as a result of the Act, which we believe have the most significant impact on our federal corporate income taxes are as follows:

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

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Under the provisions of Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, we had not completed our accounting for all of the enactment-date income tax effects of the Act under ASC 740, Income Taxes.  As of December 31, 2018, we have completed our analysis of the impacts of the Act under SAB 118 with immaterial differences to our provisional amounts previously recorded fully offset by a corresponding change in valuation allowance.

Income tax (benefit) expense from continuing operations consists of the following:

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Current income taxes
Federal	$(77)	$(162)	$—	$(10)
State	—	(187)	37	(92)
Total current income taxes	(77)	(349)	37	(102)
Deferred income taxes
Federal	—	—	—	—
State	—	—	—	—
Total deferred income taxes	—	—	—	—
Income tax (benefit) expense	$(77)	$(349)	$37	$(102)

A reconciliation of the U.S. federal statutory income tax rate to the effective tax rate is as follows:

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Federal statutory rate	21.0%	35.0%	35.0%	35.0%
Remeasurement of deferred taxes	—%	(94.7)%	—	—
State income taxes, net of federal benefit	(0.1)%	5.8%	2.2%	4.1%
Statutory depletion	(0.4)%	0.4%	—	—
Valuation allowance	2.8%	54.1%	(25.9)%	(39.0)%
EOR tax credit	(25.9)%	(8.4)%	—%	—%
Return to provision adjustment (1)	(1.7)%	10.2%	—%	—%
Other, net	4.1%	(2.4)%	(11.3)%	(0.1)%
Effective tax rate	(0.2)%	—%	—%	—%
____________________________________________________________

(1)
The adjustment for the period ended December 31, 2018 primarily related to state net operating loss adjustments, reorganization-related items and deferred tax true-ups associated with our oil and gas properties.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Components of the deferred tax assets and liabilities are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets related to
Asset retirement obligations	$10,013	$18,470
Accrued expenses, allowance and other	2,264	4,359
Property and equipment	—	—
Derivative instruments	—	3,379
Net operating loss carryforwards
Federal	242,070	193,010
State	66,575	44,536
Statutory depletion carryforwards	2,383	2,870
Enhanced oil recovery credit	18,758	10,009
Interest limitation	5,771	—
Alternative minimum tax credit carryforwards	—	154
	347,834	276,787
Less valuation allowance	(216,109)	(215,157)
Deferred tax asset	131,725	61,630
Deferred tax liabilities related to
Property and equipment	(125,224)	(61,333)
Derivative instruments	(6,353)	—
Inventories	(148)	(297)
Deferred tax liability	(131,725)	(61,630)
Net deferred tax liability	$—	$—

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

Due to continued tax losses, we maintained our deferred tax asset position at December 31, 2018. We believe that it is more likely than not that these deferred tax assets will not be realized and as such we are maintaining the full valuation allowance against our net deferred tax assets.

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

Net operating loss carryforwards. We have federal net operating loss carryforwards of approximately $1,152,714 at December 31, 2018, of which $1,011,368 will expire at various times between 2028 and 2037 if not utilized in earlier periods. However, because of the Act, the estimated federal net operating loss of $141,346 generated in 2018 does not expire but may only offset 80% of taxable income in any given year. At December 31, 2018, we have state net operating loss carryforwards of approximately $1,404,542, which will expire between 2018 and 2038 if not utilized in earlier periods. In addition, at December 31, 2018, we had federal percentage depletion carryforwards of approximately $11,347, which are not subject to expiration.

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

IRC Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. As a result of the Chapter 11 reorganization and related transactions, the Company experienced an ownership change within the meaning of IRC Section 382 on March 21, 2017. The Company analyzed alternatives available within the IRC to taxpayers in Chapter 11 bankruptcy proceedings in order to minimize the impact of the March 21, 2017 ownership change on its tax attributes. Upon filing the 2017 U.S. Federal income tax return, the Company elected an available alternative which subjects existing tax attributes at emergence to an IRC Section 382 limitation that could result in some or all of the remaining net operating loss carryforwards expiring unused. Upon final determination of tax return amounts for the year ended December 31, 2017, including attribute reduction that occurred on January 1, 2018, the Company has total federal net operating loss carryforwards of $1,011,368 including $760,067 which are subject to limitation due to the ownership change that occurred upon emergence from bankruptcy and $251,301 of post-change net operating loss carryforwards not subject to this limitation. The Company estimates that it will incur an additional $141,346 of post-change net operating loss carryforward not subject to the limitation for the tax year ended December 31, 2018. The limitation did not result in a current tax liability for the tax year ended December 31, 2017 and is not expected to result in a tax liability for the tax year ended December 31, 2018.

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

We did not grant any Phantom Units or RSUs during 2016 and due to the severe decline in commodity pricing, which resulted in a steep decline in our estimated proved reserves, the fair value per Phantom Unit and RSU as of January 1, 2017, was $0.00. As of January 1, 2017, there were 98,596 unvested RSUs and 0 unvested Phantom shares, all of which were canceled upon our emergence from bankruptcy on the Effective Date.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Cash Incentive Plan

We adopted the Long-Term Cash Incentive Plan (the “Cash LTIP”) on August 7, 2015. The Cash LTIP provides additional cash compensation to certain employees of the Company in the form of awards that generally vest in annual increments over a four-year period. Since the awards do not vary according to the value of the Company’s equity, the awards are not considered “stock-based compensation” under accounting guidance. We accrue for the cost of each annual increment over the period service is required to vest. A summary of compensation expense for the Cash LTIP is presented below:

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Cash LTIP expense (net of amounts capitalized)	$543	$1,192	$5	$696
Cash LTIP grants	174	5,637	—	—
Cash LTIP payments	1,183	1,285	42	666

As of December 31, 2018, the outstanding liability accrued for our Cash LTIP, based on requisite service provided, was $1,327. In October 2018, the Cash LTIP plan was replaced by the Chaparral Energy Long Term Incentive Plan (the "Employee LTIP") discussed below.

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

The awards granted under the 2010 Plan consisted of shares that were subject to service vesting conditions (the “Time Vested” awards) and shares that were subject to market and performance vested conditions (the “Performance Vested” awards). As of result of our bankruptcy, the estimated fair value of our Time Vested restricted awards was $0.00 per share since the Petition Date. On the Effective Date, all outstanding unvested shares were canceled.

A summary of our restricted stock activity for the Predecessor period is presented below:

	Time Vested			Performance Vested
	Weighted average grant date fair value	Restricted shares	Vest date fair value	Weighted average grant date fair value	Restricted shares
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2016 - Predecessor	$795.13	13,979		$278.97	28,448
Granted	$—	—		$—	—
Vested	$798.85	(5,279)	$93	$—	—
Forfeited	$799.30	(2,033)		$283.99	(6,973)
Unvested and outstanding at December 31, 2016 - Predecessor	$790.91	6,667		$277.33	21,475
Granted	$—	—		$—	—
Vested	$812.91	(2,602)	$—	$—	—
Forfeited	$785.70	(468)		$195.75	(986)
Cancelled	$775.66	(3,597)		$281.26	(20,489)
Unvested and outstanding at March 21, 2017 - Predecessor		—			—

During 2017 and 2016 we repurchased and canceled 2,597 and 5,725 vested shares, respectively.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

2017 Management Incentive Plan

As discussed in “Note 3—Chapter 11 reorganization,” our Reorganization Plan authorized the issuance of 7% of outstanding Successor common shares on a fully diluted basis toward a new management incentive plan. On August 9, 2017, we adopted the Chaparral Energy, Inc. Management Incentive Plan (the “MIP”). The MIP provides for the following types of awards: options, stock appreciation rights, restricted stock, RSUs, performance awards and other incentive awards.  The aggregate number of shares of Class A common stock, par value 0.01 per share, reserved for issuance pursuant to the MIP was initially set at 3,388,832 subject to changes in the event additional shares of common stock are issued under our Reorganization Plan. The MIP contemplates that any award granted under the plan may provide for the earlier termination of restrictions and acceleration of vesting in the event of a Change in Control, as may be described in the particular award agreement.

Pursuant to the MIP, we have granted restricted stock to employees and members of our Board. Of the grants awarded to employees, 75% were comprised of shares that are subject to service vesting conditions (the “Time Shares”) and 25% were comprised of shares that are subject to performance and/or market based vesting conditions (the “Performance Shares”). All grants to the Board were Time Shares.

Both Time and Performance Shares are classified as equity-based awards. The Time Shares vest in equal annual installments over the three -year vesting period. The Performance Shares vest in three tranches annually according to performance conditions established each year which generally relate to profitability, drilling results and other strategic goals. See “Note 1—Nature of operations and summary of significant accounting policies” for a discussion of our accounting policies regarding the MIP.

A summary of our restricted stock activity pursuant to our MIP is presented below:

	Time Shares			Performance Shares
	Weighted average grant date fair value	Restricted shares	Vest date fair value	Weighted average grant date fair value	Restricted shares	Vest date fair value
	($ per share)			($ per share)
Unvested and outstanding at March 21, 2017	$—	—		$—	—
Granted	20.11	1,403,626		20.12	429,510
Vested	—	—		20.05	(152,421)	$3,611
Cancelled	—	—		20.05	(7,616)
Unvested and outstanding at December 31, 2017	$20.11	1,403,626		$20.15	269,473
Granted	18.75	41,250		18.75	13,750
Vested	20.12	(445,029)	$7,856	20.08	(107,590)	$529
Forfeited	20.05	(181,641)		20.05	(50,105)
Unvested and outstanding at December 31, 2018	$20.06	818,206		$20.12	125,528

We have the ability to repurchase shares for tax withholding or pursuant to certain share repurchase provisions in our MIP award agreements. However, our employees also have the ability to sell shares on the open market to cover employee tax withholdings. We repurchased nil shares and 261,103 shares in 2017 and 2018, respectively, primarily for tax withholding purposes. We expect to repurchase approximately 207,000 shares in 2019 for tax withholding purposes. Based on the market price of $4.92 per share, the aggregate intrinsic value of unvested restricted shares outstanding was $4,643 as of December 31, 2018.

Valuation assumptions for market based awards

Approximately 20% of the Performance Shares scheduled to vest in 2018 were based on a market condition determined by the Company's stock return performance relative to a group of identified peers. Expense on these awards is based on a fair value that incorporates the probability of vesting. We utilized a Monte Carlo simulation to estimate the fair value of the market based award .The simulation utilized a risk free rate of 2.09% and volatility of 35.6% to a arrive at a fair value of $8.60 per restricted share. These input are considered to be Level III inputs within the fair value hierarchy.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Employee LTIP

On October 1, 2018, we issued RSUs under the Employee LTIP as a replacement for the Cash LTIP described above. Certain RSUs are to be settled in stock upon vesting while others are to be settled in cash. The stock-settled RSUs are classified as equity awards while the cash settled RSUs are classified as liability awards. These awards, which are service-based, will vest in equal installments over a three-year period subject to performance conditions established each year which generally relate to profitability, drilling results and other strategic goals. See “Note 1—Nature of operations and summary of significant accounting policies” for a discussion of our accounting policies regarding the Employee LTIP.

A summary of our RSU activity pursuant is presented below:

	Stock-settled RSUs		Cash-settled RSUs
	Weighted average grant date fair value	Restricted units	Weighted average grant date fair value	Restricted units
	($ per unit)		($ per unit)
Unvested and outstanding at January 1, 2018	—	—	—	—
Granted	17.66	92,017	17.66	37,991
Forfeited	17.66	(2,384)	17.66	(795)
Unvested and outstanding at December 31, 2018	17.66	89,633	17.66	37,196

Based on the market price of $4.92 per share, the aggregate intrinsic value of unvested restricted units outstanding was $624 as of December 31, 2018.

Companywide stock award

All employees are eligible for a grant of 100 shares subsequent to being employed for a certain period of time. During 2018 and 2017, we granted 600 and 20,100 shares, respectively. There were no vesting requirements for these awards and thus compensation was recognized in full on the award date based on the closing price of our common stock on that date. The compensation cost is included in the table below.

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

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Stock-based compensation expense (credit)	$13,444	$12,606	$194	$(6,196)
Less: stock-based compensation cost capitalized	(2,543)	(2,773)	(39)	958
Total stock-based compensation expense (credit), net	$10,901	$9,833	$155	$(5,238)
Payments for stock-based compensation	$4,936	$—	$—	$49
Recognized tax expense associated with stock-based compensation	$22	$—	$—	$—

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

During the third quarter of 2016, we recorded a cumulative catch up adjustment of $5,985 to reverse the aggregate compensation cost associated with our Performance Vested awards in order to reflect a decrease in the probability that requisite service would be achieved for these awards. Expense during 2016 was a credit as a result of the aforementioned catch up adjustment, forfeitures and the reduction in fair value of our liability-based awards. Payments for stock-based compensation were $4,936, $0, and $49 during 2018, 2017, and 2016, respectively, which were made for tax withholding purposes. As of December 31, 2018, and 2017, accrued payroll and benefits payable included $17 and $0, respectively, for stock-based compensation costs expected to be settled within the next twelve months. There were no recorded liabilities with respect to stock-based-compensation as of December 31, 2017, since all outstanding restricted stock awards at that time were equity classified awards. Unrecognized stock-based compensation cost of approximately $6,917 as of December 31, 2018 is expected to be recognized over a weighted-average period of 1.2. This amount does not include Performance Shares attributable to 2019 and 2020 performance conditions since requisite service for those shares had not commenced as of December 31, 2018.

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

On the Effective Date, all existing common stock of the Predecessor was canceled and each holder of such stock did not receive any distribution or retain any property on account of their stock interest.

Successor Common Stock

On the Effective Date, we issued a total of 44,982,142 shares of Successor common stock consisting of 37,110,630 shares of Class A common stock and 7,871,512 shares Class B common stock pursuant to our Reorganization Plan and our new organizational documents.  The new Class A shares and Class B shares had identical economic and voting rights. However, Class B shares were subject to certain redemption provisions upon demand to the Company by certain stockholders undertaking an initial public offering, as described in our Third Amended and Restated Certificate of Organization. On December 19, 2018, all outstanding shares of Class B common stock converted into the same number of shares of Class A common stock. Each share of Class B Common Stock that was converted has been retired by the Company and is not available for reissuance. The conversion had no impact on the voting power of the holders of shares of Class B Common Stock. The conversion had no impact on the total number of the Company’s issued and outstanding shares of capital stock.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Summary of changes in common stock

The following is a summary of the changes in our common shares outstanding:

	Common Stock
	Class A	Class B	Class C	Class E	Class F	Class G	Total
Shares outstanding at January 1, 2016 - Predecessor	345,289	344,859	209,882	504,276	1	2	1,404,309
Restricted stock repurchased	(2,597)	—	—	—	—	—	(2,597)
Restricted stock canceled	(9,006)	—	—	—	—	—	(9,006)
Shares outstanding at December 31, 2016 - Predecessor	333,686	344,859	209,882	504,276	1	2	1,392,706
Restricted stock forfeited	(1,454)	—	—	—	—	—	(1,454)
Restricted stock canceled	(8,964)	—	—	—	—	—	(8,964)
Shares outstanding at March 21, 2017 - Predecessor	323,268	344,859	209,882	504,276	1	2	1,382,288
Cancellation of Predecessor equity	(323,268)	(344,859)	(209,882)	(504,276)	(1)	(2)	(1,382,288)
Shares outstanding at March 21, 2017 - Predecessor	—	—	—	—	—	—	—

Issuance of Successor common stock - rights offering	4,197,210	—	—	—	—	—	4,197,210
Issuance of Successor common stock - backstop premium	367,030	—	—	—	—	—	367,030
Issuance of Successor common stock - settlement of claims	32,546,390	7,871,512	—	—	—	—	40,417,902
Shares outstanding at March 21, 2017 - Successor	37,110,630	7,871,512	—	—	—	—	44,982,142
Stock-based compensation	1,853,236	—	—	—	—	—	1,853,236
Restricted stock canceled	(7,616)	—	—	—	—	—	(7,616)
Shares outstanding at December 31, 2017 - Successor	38,956,250	7,871,512	—	—	—	—	46,827,762
Issuance of restricted stock	55,600	—	—	—	—	—	55,600
Conversion of Class B shares	7,871,512	(7,871,512)	—	—	—	—	—
Repurchase of common stock	(261,103)	—					(261,103)
Restricted stock forfeited	(231,746)	—	—	—	—	—	(231,746)
Shares outstanding at December 31, 2018 - Successor	46,390,513	—	—	—	—	—	46,390,513

Note 15: Retirement benefits

We provide a 401(k) retirement plan for all employees and matched 100% of employee contributions up to 7% of each employee’s gross wages during 2018, 2017 and 2016. At December 31, 2018, 2017, and 2016, there were 173, 210, and 315 employees, respectively, participating in the plan. Our contribution expense was as follows:

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
401(k) contribution expense	$1,543	$1,267	$396	$1,781

Note 16: Revenue recognition

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

The following table displays the revenue disaggregated and reconciles the disaggregated revenue to the revenue reported:

Year ended December 31, 2018
Revenues:
Oil	$171,749
Natural gas	41,506
Natural gas liquids	45,590
Gross commodity sales	258,845
Transportation and processing	(16,276)
Net commodity sales	$242,569

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

Pricing and measurement

All of our contracts use market or index-based pricing resulting in the entire transaction price being variable. Since our sales transactions meet the variable allocation criteria in the standard, all consideration is allocated entirely to performance obligations satisfied by distinct commodity units delivered. We record revenue in the month production is delivered to the purchaser. However, settlement statements for our commodity sales are received one to three months after the date production is delivered, and as a result, we are required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts for product sales in the month that payment is received from the purchaser. Historically, differences between our revenue estimates and actual revenue received have not been significant. We receive payment for a majority of our sales receivables in the month following delivery and substantially all within three months following delivery. For the year ended December 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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

Nature of gas contracts

All our natural gas and NGL production is sold to midstream processing entities and we do not elect to take our residue gas and/or NGLs in-kind at the tailgate of the processing plant. The midstream customer provides us with services such as compressing the gas, transporting the gas to the processing plant and processing it into the separate commodity streams for fees which are deducted from the revenue we receive. We previously reported fees for these services as “Transportation and processing” expenses in our statement of operations. Under ASC 606, since control and possession of the gas is transferred to the customer at the wellhead prior to the receipt of the aforementioned services, the customer is not deemed to be providing a distinct service and any fees paid to the customer are accounted for as a reduction in revenue. We have presented transportation and processing fees as a revenue deduction for the fiscal period beginning January 1, 2018, while our presentation for prior periods remains unchanged.

Contract assets and liabilities

We recognize a receivable for the unconditional right to receive consideration when the commodity is transferred to the customer, at which point the performance obligation is satisfied. All our contract assets are in the form of receivables which are presented as “Accrued commodity sales” in our tabular disclosure of accounts receivable in "Note 1: Nature of operations and summary of significant accounting policies." Since we are not entitled to advance payments from our customers prior to the transfer of our commodities nor do we receive such payments, we do not have contract liabilities.

Method of adoption

We adopted ASC 606 effective January 1, 2018, using the modified retrospective approach. Based on an assessment of our contracts, the new guidance did not have a material impact on prior net income and therefore we did not record a cumulative effect adjustment to the opening balance of accumulated deficit.

Reconciliation of Income Statement

In accordance with ASC 606, the disclosure of the impact of adoption on our income statement is as follows:

	Year ended December 31, 2018
	As reported	Balances without adoption of ASC 606	Effect of change
Revenues
Net commodity sales	$242,569	$258,845	$16,276
Costs and expenses
Transportation and processing	$—	$(16,276)	$(16,276)

Note 17: Commitments and contingencies

Letters of Credit. Standby letters of credit (“Letters”) available under our New Credit Facility are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. Our outstanding Letters, as of December 31, 2018 and 2017, totaled $869 and $828, respectively. Interest on each Letter accrues at the lender’s prime rate for all amounts paid by the lenders under the Letters. No amounts were paid by the lenders under the Letters, therefore we paid no interest on the Letters during the years ended December 31, 2018, 2017, or 2016.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Drilling Rig Commitments. As of December 31, 2018, we have commitments totaling $12,419 for drilling rigs which extend through the end of 2019.

Operating Leases. We rent equipment used on our oil and natural gas properties and have operating lease agreements for CO2 recycle compressors and office equipment. Rent expense for the years ended December 31, 2018, 2017, and 2016 was $3,684, $4,971, and $6,693, respectively. Our leases relating to office equipment have terms of up to five years. In June 2014, we entered into two non-cancelable operating leases for CO2 recycle compressors at our EOR facilities which expire in 2021. In May 2016, we took delivery of an additional CO2 compressor for which we have entered into a non-cancelable operating lease which expires in 2023. In conjunction with the sale of our EOR assets, these compressors were subleased to the buyer of those assets although we remain the primary obligor in relation to U.S. Bank National Association. The subleases are structured such that the lease payments and remaining lease term are identical to the original leases.

As of December 31, 2018, total remaining payments associated with our operating leases, of which a substantial portion was related to our CO2 compressors, were:

2019	$1,471
2020	1,330
2021	1,297
2022	278
2023 and thereafter	205
$4,581

Litigation and Claims

Chapter 11 Proceedings. Commencement of the Chapter 11 Cases automatically stayed many of the proceedings and actions against us noted below as well as other claims and actions that were or could have been brought prior to May 9, 2016 ("Petition Date"), and the claims remain subject to Bankruptcy Court jurisdiction. In connection with the proofs of claim asserted in the Chapter 11 Cases arising from the proceedings or actions below which were initiated prior to the Petition Date, we are unable to estimate the amount of such claims that will be allowed by the Bankruptcy Court due to, among other things, the complexity and number of legal and factual issues which are necessary to determine the amount of such claims and uncertainties with respect to the nature of defenses asserted in connection with the claims, the potential size of the putative classes, and the types of the properties and scope of agreements related to such claims . As a result, no reserves were established in respect of such proofs of claims or any of the proceedings or actions described below. To the extent that any of the legal proceedings were filed prior to the Petition Date and result in a claim being allowed against us, pursuant to the terms of the Reorganization Plan, such claims will be satisfied through the issuance of new stock in the Company or, if the amount is such claim is below the convenience class threshold, through cash settlement. As of December 31, 2018, there are in excess of 100 remaining claims subject to Bankruptcy Court jurisdiction. Of the total alleged dollar amount of these unresolved claims, nearly all, as measured by the alleged amount of such claims, is comprised of claims from the Naylor Farms case, the W.H. Davis case and the CLO case described below. If the Bankruptcy Court were to allow the remaining unresolved proofs of claims from these cases in the full amount asserted therein, the Company, pursuant to the Plan of Reorganization, would be required to issue additional shares to the holders of such allowed proofs of claim, which could result in dilution to existing stockholders.

Naylor Farms, Inc., individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C (the “Naylor Farms case”). On June 7, 2011, an alleged class action was filed against us in the United States District Court for the Western District of Oklahoma (“Naylor Trial Court”) alleging that we improperly deducted post-production costs from royalties paid to plaintiffs and other royalty interest owners as categorized in the petition from crude oil and natural gas wells located in Oklahoma. Plaintiffs indicated they seek damages in excess of $5,000, the majority of which would be comprised of interest and may increase with the passage of time. The purported class includes non-governmental royalty interest owners in oil and natural gas wells we operate in Oklahoma. The plaintiffs have alleged a number of claims, including breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek termination of leases, recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the alleged class. We responded to the Naylor Farms petition, denied the allegations and raised arguments and defenses. Plaintiffs filed a motion for class certification in October 2015. In addition, the plaintiffs filed a motion for summary judgment asking the Naylor Trial Court to determine as a matter of law that natural gas is not marketable until it is in the condition and location to enter an interstate pipeline. On May 20, 2016, we filed a Notice of Suggestion of Bankruptcy with the Naylor Trial Court. Subsequently the bankruptcy stay was lifted for the limited purpose of determining the class certification issue.

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

Pursuant to the Reorganization Plan, if the plaintiffs ultimately prevail on the merits of their claims, any liability arising under judgment or settlement of the unsecured claims would be satisfied through the issuance of stock in the Company. We continue to dispute the plaintiffs’ allegations, dispute the case meets the requirements for class certification, and are objecting to the claims both individually and on a class-wide basis.

W. H. Davis Family Limited Partnership Claims in the Company’s Chapter 11 Bankruptcy Cases (the “W.H. Davis case”). The W. H. Davis Family Limited Partnership (“Davis”) filed Proofs of Claim (Nos. 1819 and 1835) in the Company’s Chapter 11 Cases. Davis claims that Chaparral owes Davis $17,262 as the result of Chaparral’s alleged diversion of CO2 from the Camrick Unit and the North Perryton Unit to the Farnsworth Unit. All these units were divested by the Company as part of its EOR asset sale in November 2017. The Camrick Unit was a tertiary recovery project located in Beaver County and Texas County, Oklahoma. The North Perryton Unit was a tertiary recovery project located in Ochiltree County, Texas. The Company was previously the operator of the Camrick and North Perryton Units and owned approximately 60% of the working interest in those units. Davis owns approximately 40% of the working interests in those units. The Company also operated the Farnsworth Unit which was a tertiary recovery project located in Ochiltree County, Texas. The Company previously owned 100% of the working interests in the Farnsworth Unit. Davis contends that the Company was required to deliver all available CO2 from sourced from the Agrium nitrogen fertilizer plant in Borger, Texas, to the Camrick and North Perryton Units and its diversion of a portion of the available CO2 to the Farnsworth Unit constitutes a breach of contractual and fiduciary duties owed to Davis. Davis contends that the diversion has resulted in a decrease of oil production and reserves in the Camrick Unit and the North Perryton Unit. Davis contends that Chaparral caused the diversion of CO2 from the Camrick and North Perryton Units to the Farnsworth Unit in order to profit from increased production at the Farnsworth Unit to the detriment of Davis.

The Company disputes Davis’ allegations and specifically denies that it has any contractual or fiduciary obligation to Davis as alleged in the Proofs of Claim. The Company filed objections to the Proofs of Claim in the Chapter 11 proceeding. This proceeding is pending in the Bankruptcy Court. The Bankruptcy Judge has ordered Davis and the Company to participate in a mediation of the dispute. The mediation is currently scheduled for March 27, 2019; however, it is likely that it will be postponed.

Pursuant to the Reorganization Plan, if Davis ultimately prevails on the merits of its claims, any liability arising under the judgment or settlement would be satisfied through the issuance of stock in the Company.

The Commissioners of the Land Office of the State of Oklahoma’s Claims in the Company’s Chapter 11 Bankruptcy Cases (the “CLO case”). The Commissioners of the Land Office of the State of Oklahoma (“CLO”) claims that the Company is the lessee of mineral interests owned by the State of Oklahoma that are administered by the CLO. The CLO alleges that the Company has failed to pay royalties or has underpaid royalties owed to the CLO under these mineral leases and the CLO’s regulations. The CLO’s Proofs of Claims Nos. 2130 and 2131 allege non-payment of royalties and seek recovery of $1,697 in allegedly unpaid royalties and related interest. The CLO’s Proofs of Claim Nos. 2132, 2133 and 2234 allege underpayment of royalties seek recovery of $29 in underpaid royalties and related interests.

The Company objects to the CLO’s claims on several grounds, including: (1) claims fail to take into account differences in the specific lease language and applicable regulations as they have changed over time; (2) the CLO’s construction of the leases and the regulations are improper; (3) the claims are based upon improper benchmark prices; (4) the claims improperly include amounts for interests; (5) the CLO seeks to impose liability on the Company for royalties where it is not CLO’s lessee; and (6) the claims are barred in whole or in part by the applicable Statute of Limitations and/or the doctrines of laches and estoppel.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Pursuant to the Reorganization Plan, if the CLO ultimately prevails on the merits of its claims, any liability arising under the judgment or settlement would be satisfied through the issuance of stock in the Company.

Martha Donelson and John Friend, on behalf of themselves and on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On August 11, 2014, an alleged class action was filed against us, as well as several other operators in Osage County, Oklahoma in the United States District Court for the Northern District of Oklahoma, alleging claims on behalf of the named plaintiffs and all similarly situated Osage County land owners and surface lessees. The plaintiffs challenged leases and drilling permits approved by the Bureau of Indian Affairs without the environmental studies allegedly required under the National Environmental Policy Act (NEPA). The plaintiffs assert claims seeking recovery for trespass, nuisance, negligence and unjust enrichment. Relief sought includes declaring oil and natural gas leases and drilling permits obtained in Osage County without a prior NEPA study void ab initio, removing us from all properties owned by the class members, disgorgement of profits, and compensatory and punitive damages. On March 31, 2016, the Court dismissed the case against all defendants as an improper challenge under NEPA and the Administrative Procedures Act. On April 29, 2016, the plaintiffs filed motions to alter or amend the court’s opinion and vacate the judgment, and to file an amended complaint to cure the deficiencies which the court found in the dismissed complaint. On May 20, 2016, the Company filed a Notice of Suggestion of Bankruptcy, and as a result has not responded to the plaintiffs’ motions. After plaintiff’s motion for reconsideration was denied, plaintiffs filed a Notice of Appeal with the Tenth Circuit on December 6, 2016. Oral argument regarding the appeal was held on November 14, 2017, and on April 5, 2018, the Tenth Circuit affirmed the dismissal. Plaintiffs petitioned for rehearing on May 21, 2018. The deadline to appeal the order of the Tenth Circuit passed without an appeal being filed and the case was dismissed.

Lisa West and Stormy Hopson, individually and as class representatives on behalf of all similarly situated persons v. Chaparral Energy, L.L.C. On February 18, 2016, an alleged class action was filed against us, as well as several other operators in the District Court of Pottawatomie County, State of Oklahoma, alleging claims on behalf of named plaintiffs and all similarly situated persons having an insurable real property interest in eight counties in central Oklahoma (the “Class Area”). The plaintiffs alleged that certain oil and gas operations conducted by us and the other defendants have induced earthquakes in the Class Area. The plaintiffs did not seek damages for property damage, but instead asked the court to require the defendants to reimburse plaintiffs and class members for earthquake insurance premiums from 2011 through the time at which the court determines there is no longer a risk of induced earthquakes, as well as attorney fees and costs and other relief. On March 18, 2016, the case was removed to the United States District Court for the Western District of Oklahoma under the Class Action Fairness Act. On April 14, 2016, we filed a motion to dismiss the claims asserted against us for failure to state a claim upon which relief can be granted. On May 20, 2016, we filed a Notice of Suggestion of Bankruptcy, informing the court that we had filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On October 14, 2016, the plaintiffs filed an Amended Complaint adding additional defendants and increasing the Class Area to 25 central Oklahoma counties. Other defendants filed motions to dismiss the action which were granted on May 12, 2017. On July 18, 2017, plaintiffs filed a Second Amended Complaint adding additional named plaintiffs as putative class representatives and adding three additional counties to the putative class area. In the Second Amended Complaint, plaintiffs sought damages for nuisance, negligence, abnormally dangerous activities, and trespass. Due to Chaparral’s bankruptcy, plaintiffs specifically limited alleged damages related to Chaparral’s disposal activities occurring after our emergence from bankruptcy on March 21, 2017. We moved to dismiss the Second Amended Complaint on September 15, 2017. On August 13, 2018, the court granted our motion to dismiss, and on August 16, 2018 issued an order striking the class allegations from the Second Amended Complaint. On August 30, 2018, plaintiffs filed a motion for a permissive appeal with the United States Court of Appeals for the Tenth Circuit, challenging the order dismissing the class allegations. The Tenth Circuit denied plaintiffs’ petition for leave to appeal on September 24, 2018. Because the plaintiffs still have live claims pending against other defendants, the district court’s dismissal of the claims asserted against us are not yet final. In the event plaintiffs ultimately seek to appeal our dismissal, we will dispute the plaintiffs’ claims, dispute that the case meets the requirements for a class action, dispute the remedies requested are available under Oklahoma law, and vigorously defend the case.

Plaintiffs’ attorneys filed a proof of claim on behalf of the putative class claiming in excess of $75,000 in our Chapter 11 Cases. We filed an objection to class treatment of the proof of claim filed by the West plaintiffs in our Bankruptcy proceeding. The bankruptcy Court heard our objection, and on February 9, 2018, granted our objection to class treatment of the proof of claim.

Lisa Griggs and April Marler, on behalf of themselves and other Oklahoma citizens similarly situated v. New Dominion, L.L.C. et al. On July 21, 2017, an alleged class action was filed against us and other operators, in the District Court of Logan County, State of Oklahoma. The named plaintiffs assert claims on behalf of themselves and Oklahoma citizens owning a home or business between March 30, 2014, and the present in a class area which encompasses nine counties in central Oklahoma (the "Griggs Class Area"). The plaintiffs allege disposal of saltwater produced during oil and gas operations induced earthquakes in the Griggs Class Area, and each defendant has liability under theories of ultra-hazardous activities, negligence, nuisance, and trespass. On October 24, 2017, plaintiffs

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

filed a First Amended Class Petition in Logan County, Oklahoma, adding Creek County, Oklahoma to the Griggs Class Area, and adding an additional earthquake to the list of seismic events allegedly caused by the defendants. The plaintiffs asked the court to award unspecified damages for damage to real and personal property and loss of market value, loss of use and enjoyment of the properties, and emotional harm, as well as punitive damages and pre-judgment and post-judgment interest. The case was removed to the Western District of Oklahoma on December 15, 2017, and on December 18, 2017, plaintiffs voluntarily dismissed us from the suit without prejudice. Due to subsequent remand to state court, we filed notice of the dismissal in the state court action on January 31, 2018.

James Butler et al. v. Berexco, L.L.C., Chaparral Energy, L.L.C, et al.  On October 13, 2017, a group of fifty-two individual plaintiffs filed a lawsuit in the District Court of Payne County, State of Oklahoma against twenty-six named defendants, including us, and twenty-five unnamed defendants. Plaintiffs are all property owners and residents of Payne County, Oklahoma, and allege salt water disposal activities by the defendants, owners or operators of salt water disposal wells, induced earthquakes which have caused damage to real and personal property, and emotional damages. Plaintiffs claim absolute liability for ultra-hazardous activities, negligence, gross negligence, public and private nuisance, trespass, and ask for compensatory and punitive damages. On December 18, 2017, we moved the court to dismiss the claims against us. Prior to plaintiffs responding to our motion, a hearing on a motion to stay the Butler case was held on January 4, 2018. The judge granted the motion to stay proceedings, ruling that the Butler case was stayed pending final judgment or denial of class certification in the Lisa West et al. v. ABC Oil Company, Inc. case, supra. Despite the dismissal of the class allegations in the West case, the stay has not been lifted. Our motion to dismiss will not be considered until the stay is lifted, at which time, if necessary, we will dispute plaintiffs’ claims, dispute that the remedies requested are available under Oklahoma law, and vigorously defend the case.

Lacheverjuan Bennett et al. v. Chaparral Energy, L.L.C., et al.  On March 26, 2018, a group of twenty-seven individual plaintiffs filed a lawsuit in the District Court of Logan County, State of Oklahoma against twenty-three named defendants, including us, and twenty-five unnamed defendants. Plaintiffs are all property owners and residents of Logan County, Oklahoma, and allege the defendants, all oil and gas companies which have engaged in injection well operations, induced earthquakes which have caused damage to real and personal property, and caused emotional damages. Plaintiffs claim absolute liability for ultra-hazardous activities, negligence, gross negligence, public and private nuisance, and trespass, and ask for compensatory and punitive damages, and attorney fees and costs. On October 22, 2018, we filed a motion to dismiss the claims asserted against us for failure to state a claim upon which relief can be granted. Jointly with other defendants, we have also filed a motion to stay the proceedings pending resolution of Lisa West et al. v. ABC Oil Company, Inc. Despite dismissal of the class allegations in the West case, the stay has not been lifted. When the stay is lifted, we will dispute the plaintiffs’ claims, dispute the remedies requested are available under Oklahoma law, and vigorously defend the case.

Hallco Petroleum, Inc. v. Chaparral Energy, L.L.C. On November 7, 2017, Hallco Production, LLC (“Hallco”) filed a lawsuit against us in the District Court of Kay County, State of Oklahoma. Plaintiffs alleged carbon dioxide which was injected for enhanced oil recovery in wells operated by us in the North Burbank Unit migrated to wells operated by Hallco, damaging its salt water disposal well and therefore preventing operation of, and production from, all wells on Hallco’s lease. Plaintiffs allege the migration of carbon dioxide constituted trespass, and further allege negligence and nuisance. Plaintiff seeks actual damages in excess of $75, plus punitive damages in an unspecified amount. Because we sold the EOR wells on November 17, 2017, Hallco filed an amended petition on March 6, 2018 to add the purchaser, Perdure Petroleum, LLC, as an additional defendant in the lawsuit. Plaintiff claims the damage is ongoing. We dispute the plaintiff’s claims, dispute the remedies requested are available under Oklahoma law, and are vigorously defending the case.

Brown & Borelli, Inc. v. Chesapeake Operating, L.L.C. et al., in the District Court of Kingfisher County, State of Oklahoma. The plaintiff filed its petition in this case on August 24, 2018. In the petition, the plaintiff alleges our use of hydraulic fracturing during completion of a certain horizontal oil and gas well caused damage to plaintiff’s existing vertical wells located in another section. The plaintiff also alleges two co-defendants’ completion of horizontal wells likewise caused damage to the same vertical wells. Plaintiff asserts claims for trespass and nuisance against all defendants and seeks to recover compensatory damages for the alleged loss of production to plaintiff’s vertical wells. We filed an answer on October 9, 2018 disputing plaintiff’s material allegations and asserting certain affirmative and other defenses. Discovery is ongoing and no scheduling order has yet been entered by the court. We will vigorously defend the case.

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

Note 18: Oil and natural gas activities (unaudited)

Our oil and natural gas activities are conducted entirely in the United States. Costs incurred in oil and natural gas producing activities are as follows:

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
Property acquisition costs
Proved properties	$1,699	$179	$527	$390
Unproved properties	120,610	33,901	2,904	15,497
Total acquisition costs	122,309	34,080	3,431	15,887
Development costs	199,833	140,180	32,657	114,472
Exploration costs	18,876	916	1,241	19,055
Total	$341,018	$175,176	$37,329	$149,414
Depreciation, depletion, and amortization expense of oil and natural gas properties was as follows:

	Successor		Predecessor
	Period from	Period from	Period from	Period from
	January 1, 2018	March 22, 2017	January 1, 2017	January 1, 2016
	through	through	through	through
	December 31, 2018	December 31, 2017	March 21, 2017	December 31, 2016
DD&A (1)	$79,070	$84,899	$23,442	$115,765
DD&A per BOE:	$10.56	$12.86	$13.05	$12.97
________________________________

(1)	Includes accretion of asset retirement obligations.

Oil and natural gas properties not subject to amortization consists of unevaluated leasehold acquisition costs, capitalized interest related to the leasehold costs and wells or facilities for which reserve volumes are not classified as proved until completed. The costs of unevaluated oil and natural gas properties, by year incurred, consisted of the following:

	Year Cost Incurred
	2018	2017	2016	Total
Leasehold acreage (1)	$91,175	$324,501	$11,530	$427,206
Capitalized interest (2)	9,304	2,073	—	11,377
Wells in progress of completion	28,033	—	—	28,033
Total unevaluated oil and natural gas properties excluded from amortization	$128,512	$326,574	$11,530	$466,616
________________________________

(1)
In the past, the costs associated with unevaluated properties typically related to historical acquisition costs of leasehold acreage. However, the year-end balance for 2018 includes an increase in carrying value to fair value of $299,397 as a result of the application of fresh start accounting upon emergence from bankruptcy. See “Note 4—Fresh start accounting.”

(2)
As of December 31, 2018, this amount reflects the cumulative interest capitalized on the historical acquisition cost of leasehold acreage subsequent to our establishing opening balances under fresh start accounting. Interest is not capitalized on amounts related to the fair value gross up discussed above.

The carrying value of wells in progress of completion will be transferred to the amortization base upon completion in 2019. With respect to leasehold acreage, the carrying value of undeveloped leasehold acreage will be evaluated and transferred to the

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

amortization base within the next two to five years. Leasehold acreage also includes value assigned to held-by-production leasehold upon adoption of fresh start accounting; the carrying value of such leasehold will be transferred to the amortization base as those locations are evaluated.

Note 19: Disclosures about oil and natural gas activities (unaudited)

The estimate of proved reserves and related valuations were based upon the reports of Cawley, Gillespie & Associates, Inc. and, prior to 2017, Ryder Scott Company, L.P., each an independent petroleum and geological engineering firm, and our engineering staff. Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

Our oil and natural gas reserves are attributable solely to properties within the United States. A summary of the changes in our quantities of proved oil and natural gas reserves for the three years ended December 31, 2018 are as follows:

	Oil (MBbls)	Natural gas (MMcf)	Natural gas liquids (MBbls)	Total (MBoe)
Proved developed and undeveloped reserves
As of January 1, 2016	113,766	178,218	12,071	155,541
Extensions and discoveries	4,037	18,085	1,499	8,550
Revisions (1)	(16,312)	(44,965)	(57)	(23,864)
Production	(4,870)	(15,889)	(1,408)	(8,926)
Balance at December 31, 2016	96,621	135,449	12,105	131,301
Sales of minerals in place	(74,918)	(1,663)	(46)	(75,241)
Extensions and discoveries	8,957	39,843	5,442	21,040
Revisions (1)	3,515	11,135	2,216	7,586
Production	(4,571)	(14,598)	(1,395)	(8,399)
Balance at December 31, 2017	29,604	170,166	18,322	76,287
Sales of minerals in place	(2,422)	(14,184)	(1,374)	(6,160)
Extensions and discoveries	6,545	69,189	9,329	27,406
Revisions (1)	1,254	12,596	1,411	4,764
Production	(2,684)	(17,549)	(1,881)	(7,490)
Balance at December 31, 2018	32,297	220,218	25,807	94,807
Proved developed reserves:
January 1, 2016	40,300	132,323	9,169	71,524
December 31, 2016	28,590	108,800	9,352	56,076
December 31, 2017	18,301	123,451	11,858	50,734
December 31, 2018	18,051	135,425	14,846	55,468
Proved undeveloped reserves:
January 1, 2016	73,466	45,895	2,902	84,017
December 31, 2016	68,031	26,649	2,753	75,225
December 31, 2017	11,303	46,715	6,464	25,553
December 31, 2018	14,246	84,793	10,961	39,339

(1)
The upward revision in 2018 was primarily due to changes in prices. The upward revision in 2017 was primarily due to changes in pricing and costs. The downward revision in our reserves during 2016 was primarily due to removing proved undeveloped reserves that are not expected to be developed within the five-year time frame mandated by the SEC, revision in the base water flood decline curve at our North Burbank Unit, and the decline in SEC pricing.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

The following information was developed using procedures prescribed by U.S. GAAP. The standardized measure of discounted future net cash flows should not be viewed as representative of our current value. It and the other information contained in the following tables may be useful for certain comparative purposes, but should not be solely relied upon in evaluating us or our performance.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	Successor		Predecessor
	December 31,		December 31,
	2018	2017	2016
Future cash flows	$3,255,771	$2,331,940	$4,635,481
Future production costs	(1,187,071)	(899,380)	(1,998,001)
Future development and abandonment costs	(450,220)	(336,828)	(1,147,390)
Future income tax provisions	—	—	—
Net future cash flows	1,618,480	1,095,732	1,490,090
Less effect of 10% discount factor	(932,114)	(597,859)	(961,309)
Standardized measure of discounted future net cash flows	$686,366	$497,873	$528,781

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	For the year ended December 31,
	2018	2017	2016
Beginning of year	$497,873	$528,781	$684,689
Sale of oil and natural gas produced, net of production costs	(175,199)	(175,246)	(141,732)
Net changes in prices and production costs	95,430	125,795	(296,299)
Extensions and discoveries	192,105	136,887	79,990
Improved recoveries	—	—	—
Changes in future development costs	(2,424)	(4,879)	278,653
Development costs incurred during the period that reduced future development costs	6,277	37,912	63,894
Revisions of previous quantity estimates (1)	79,192	68,428	(223,218)
Purchases and sales of reserves in place, net	(45,222)	(238,445)	—
Accretion of discount	36,386	24,267	68,545
Net change in income taxes	—	—	21,139
Changes in production rates and other	1,948	(5,627)	(6,880)
End of year	$686,366	$497,873	$528,781

(1)
Amount in 2018 are primarily the result of changes in pricing. Amounts in 2017 are primarily the result of increased volumes due to changes in pricing and costs. Amounts in 2016 are primarily the result of removing proved undeveloped reserves that are not expected to be developed within the five years, a revision in the base water flood decline curve at our North Burbank Unit and the decline in SEC pricing which resulted in future extraction of certain reserves being uneconomic.

The following prices for oil, natural gas, and natural gas liquids before field differentials were used in determining future net revenues related to the standardized measure calculation.

	2018	2017	2016
Oil (per Bbl)	$65.56	$51.34	$42.75
Natural gas (per Mcf)	$3.10	$2.98	$2.49
Natural gas liquids (per Bbl)	$25.56	$24.17	$13.47

Note 20: Supplemental quarterly financial information (unaudited)

The following tables present a summary of our unaudited interim results of operations:

	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Total revenues	$59,087	$59,625	$66,718	$61,932
Operating income (loss) (1)	$8,426	$12,024	$18,312	$(8,585)
Net income (loss)	$(11,442)	$(21,993)	$(12,068)	$78,945
Earnings per share:
Basic for Class A and Class B (2)	(0.25)	$(0.49)	$(0.27)	$1.74
Diluted for Class A and Class B (2)	(0.25)	$(0.49)	$(0.27)	$1.73
____________________________________________________________

(1)	Includes loss on impairment of oil and natural gas properties of $20,065 for the fourth quarter.

(2)	On December 19, 2018, all outstanding shares of Class B common stock converted into the same number of shares of Class A common stock.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

	Predecessor	Successor
	January 1 Through March 21, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Total revenues	$66,531	$7,808	$74,048	$75,947	$69,276
Operating income (loss) (1)	$9,752	$(6,292)	$4,600	$2,135	$(45,709)
Net income (loss) (2)(3)	$1,041,959	$(19,683)	$21,365	$(19,115)	$(101,469)
Earnings per share
Basic for Class A and Class B	*	*	0.47	(0.42)	(2.26)
Diluted for Class A and Class B	*	*	0.47	(0.42)	(2.26)
____________________________________________________________

(1)	Includes loss on impairment of oil and natural gas properties of $42,146 for the fourth quarter.

(2)	Includes a loss from the sale of our EOR assets of $25,163 for the fourth quarter. See “Note 6—Acquisitions and divestitures” for additional information.

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

*     Item not disclosed. See “Note 2—Earnings per share.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2018, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions relating to and the dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or the timely detection of unauthorized acquisition, or the use or disposition of our assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the 2013 Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Chaparral Energy, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Chaparral Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 14, 2019 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 14, 2019

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
All other consolidated financial statement schedules have been omitted because they are not required, are not applicable, or the required information has been included elsewhere within this report on Form 10-K.

(3)	Exhibits
The exhibits required to be filed by this Item 15 are set forth in the Exhibit Index accompanying this report on Form 10-K.

Exhibit No.	Description

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

3.2*	Certificate of Retirement of 7,869,929 shares of Class B Common Stock (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 19, 2018).

3.3*	Amended and Restated Bylaws of Chaparral Energy, Inc., dated as of March 21, 2017 (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on March 27, 2017).

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

10.6*†
Separation and Release Agreement, dated February 14, 2019, by and between Chaparral Energy, Inc. and Joseph O. Evans (Incorporated by Reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 15, 2019).

10.7†	Amendment to Separation and Release Agreement, dated February 26, 2019, by and between Chaparral Energy, Inc. and Joseph O. Evans.

10.8*
Amended and Restated Credit Agreement dated as of March 21, 2017, among Chaparral Energy, Inc. as borrower, the lenders and prepetition borrowers party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 27, 2017).

10.9*
Tenth Restated Credit Agreement, dated as of December 21, 2017, among Chaparral Energy, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.10*
First Amendment to Tenth Restated Credit Amendment, effective as of May 9, 2018, by and among Chaparral Energy, Inc., a Delaware corporation, each Guarantor party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018).

10.11*
Resignation, Consent and Appointment Agreement and Second Amendment to Tenth Restated Credit Agreement, dated as of December 7, 2018, among Chaparral Energy, Inc., as borrower, JPMorgan Chase Bank, N.A., as existing administrative agent and issuing bank, Royal Bank of Canada, as successor administrative agent and issuing bank, and the additional lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 10, 2018).

10.12*
Letter Agreement, effective as of July 27, 2018, by and among Chaparral Energy, Inc., each Guarantor party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2018).

10.13*†	Chaparral Energy, Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 15, 2017).

10.14*†	Form of Time Vesting Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 15, 2017).

10.15*†	Form of Time Performance Vesting Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 15, 2017).

10.16*
Purchase Agreement dated as of June 26, 2018, by and among the Company, the Guarantors, and J.P. Morgan Securities LLC, as representative of the several Initial Purchasers named therein (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 2, 2018).

10.17*
Support Agreement, dated June 6, 2018 by and among Chaparral Energy, Inc., Strategic Value Partners, LLC and certain funds and accounts managed by Strategic Value Partners, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 7, 2018).

10.18*
Support Agreement, dated August 8, 2018 by and among Chaparral Energy, Inc., Contrarian Capital Management, L.L.C. and certain funds and accounts managed by Contrarian Capital Management, L.L.C. and its affiliates (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2018).

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

Date: March 14, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert F. Heinemann	Chairman of the Board	March 14, 2019
Robert F. Heinemann

/s/ K. Earl Reynolds	Chief Executive Officer and Director	March 14, 2019
K. Earl Reynolds	(Principal Executive Officer)

/s/ Joseph O. Evans	Chief Financial Officer and Executive Vice President	March 14, 2019
Joseph O. Evans	(Principal Financial Officer and Principal Accounting Officer)

/s/ Douglas E. Brooks	Director	March 14, 2019
Douglas E. Brooks

/s/ Matthew D. Cabell	Director	March 14, 2019
Matthew D. Cabell

/s/ Samuel Langford	Director	March 14, 2019
Samuel Langford

/s/ Kenneth W. Moore	Director	March 14, 2019
Kenneth W. Moore

/s/ Gysle Shellum	Director	March 14, 2019
Gysle Shellum