Form 10-K/A
period 2018-12-31
Chaparral Energy, Inc.
filed 2019-04-29
CIK 1346980

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

Number of shares outstanding of each of the issuer’s classes of common stock as of April 24, 2019:

Class	Number of shares
Class A Common Stock, $0.01 par value	46,341,222

Documents incorporated by reference:

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2019 (the “Original Report”) by Chaparral Energy, Inc. (the “Company,” “we,” “our” or “us”). We are filing this Form 10-K/A to present the information required by Part III of the Form 10-K as we will not file a definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2018. Terms previously defined in the Original Report have the same meanings in this Form 10-K/A.

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

Except as described above, no other changes have been made to the Original Report. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after March 14, 2019, the date of the Original Report, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

CHAPARRAL ENERGY, INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

December  31, 2018

PART III

On May 9, 2016 (the “Petition Date”), Chaparral Energy, Inc. (“Chaparral” or the “Company”) and its subsidiaries, including Chaparral Energy, L.L.C., Chaparral Resources, L.L.C., Chaparral Real Estate, L.L.C., Chaparral CO2, L.L.C., CEI Pipeline, L.L.C., CEI Acquisition, L.L.C., Green Country Supply, Inc., Chaparral Biofuels, L.L.C., Chaparral Exploration, L.L.C. and Roadrunner Drilling, L.L.C. (collectively with Chaparral, the “Debtors”), filed voluntary petitions seeking relief under Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) commencing cases for relief under chapter 11 of the Bankruptcy Code. On March 10, 2017, the Bankruptcy Court confirmed the First Amended Joint Plan of Reorganization for the Debtors under Chapter 11 of the Bankruptcy Code (the “Reorganization Plan”), and on March 21, 2017 (the “Effective Date”), the Reorganization Plan became effective and we emerged from bankruptcy.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides information regarding our current executive officers and board of directors (the “Board”):

Name	Age	Position
K. Earl Reynolds	58	Chief Executive Officer and Director

Scott Pittman	43	Chief Financial Officer and Senior Vice President

James M. Miller	56	Sr. Vice President—Operations

Mark Ver Hoeve	64	Vice President—Geoscience

Clint Calhoun	41	Vice President—Resource Development

Josh Walker	42	Vice President—Completions & Operations

Stephanie Carnes	42	Vice President—Corporate Controller

Justin Byrne	44	Vice President—General Counsel and Secretary

Robert F. Heinemann	66	Director, Chairman

Douglas E. Brooks	60	Director

Matthew D. Cabell	61	Director

Samuel Langford	61	Director

Kenneth W. Moore	49	Director

Marcus C. Rowland	66	Director

Gysle Shellum	67	Director

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

Scott Pittman

Chief Financial Officer and Sr. Vice President

Scott Pittman joined Chaparral on February 11, 2019, and was subsequently appointed as chief financial officer and senior vice president of the Company, effective March 16, 2019. Prior to joining Chaparral, Mr. Pittman served as the chief financial officer of Ursa Resources Group and Aethon Energy Management. Prior to that time, Mr. Pittman served as vice president of finance for Cobalt International Energy. From 2005 to 2014, he worked at J.P. Morgan Securities Inc. covering exploration and production, with a focus on mergers and acquisitions, capital raising and commercial lending. Before joining J.P. Morgan, Mr. Pittman served as a captain in the United States Marine Corps, where he served two tours of duty. Mr. Pittman holds a Bachelor’s degree in business administration from the University of Oklahoma and a Master’s degree in business administration from the University of Texas at Austin.

James M. Miller

Sr. Vice President - Operations

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

Mark Ver Hoeve

Vice President - Geoscience

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

Mr. Ver Hoeve has served on several nonprofit and industry organization boards and is currently the president of the University of Texas at Austin Jackson School of Geoscience Friends and Alumni Network Board. He holds a Bachelor of Arts degree in geology from the University of Wisconsin-Madison and a Master of Science degree in geology from the University of Texas-Austin.

Clint Calhoun

Vice President - Resource Development

Clint Calhoun joined Chaparral in 2019 as vice president of resource development. Before joining the Company, Mr. Calhoun co-founded the Merge- and SCOOP-focused Travis Peak Resources in 2013, where he served as vice president of engineering and was responsible for providing assessment and development strategy, budgeting and management of day-to-day operations for its Appalachia and Mid-Continent assets. Prior to that time, Mr. Calhoun worked for Newfield Exploration Company in a number of positions of increasing importance, including as a production and reservoir engineer, as well as an asset lead and asset manager of its active Mid-Continent resource plays.

Mr. Calhoun holds a Bachelor of Science degree in petroleum engineering from the University of Texas at Austin.

Josh Walker

Vice President - Completions & Operations

Josh Walker joined Chaparral in 2018 as vice president of completions and operations.

Before joining Chaparral, Mr. Walker served as the innovation manager at Chesapeake Energy, where he assembled and led a team focused on operations research and development, new and emerging technologies and data analytics. While at Chesapeake, Mr. Walker also served as the completions manager for the company’s Mid-Continent, Eagle Ford, Utica and Marcellus plays, as well as in various other operational roles.

Prior to that time, Mr. Walker worked for Legend Natural Gas as a drilling, completions and production engineer and Anadarko Petroleum where he held a number of operations positions of increasing importance.

Mr. Walker holds a Bachelor of Science degree in petroleum engineering from the University of Oklahoma and an Executive MBA in energy from the University of Oklahoma’s Price College of Business.

Stephanie Carnes

Vice President - Corporate Controller

Stephanie Carnes joined Chaparral in 2012 and has held various leadership roles, including internal and external reporting, corporate, operations and tax accounting, as well as assistant controller and financial reporting director before being named as a vice president and corporate controller.

Prior to joining Chaparral, Ms. Carnes held various financial and regulatory reporting, international finance and operations positions with increasing responsibility working for large organizations, such as SERVA Group, L Brands, Ernst & Young and PricewaterhouseCoopers. Ms. Carnes has more than 17 years of experience in areas including financial reporting, business planning and development, organizational design and restructuring, team development and leadership, and strategic planning.

Ms. Carnes holds Bachelor and Master of Accounting degrees from Oklahoma State University.

Justin Byrne

Vice President - General Counsel and Secretary

Justin Byrne joined Chaparral in 2019 as vice president, general counsel and secretary. Prior to joining the Company, Mr. Byrne worked in the private law practice of Hall, Estill, Hardwick, Gable, Golden and Nelson, P.C.

From 2008 to 2016, Mr. Byrne worked at SandRidge Energy, where he served as associate general counsel and assistant corporate secretary. Before that time, he was counsel at Devon Energy and Kerr-McGee Corporation after beginning his career with the firm of Hughes & Luce, L.L.P.

Mr. Byrne holds a Doctor of Jurisprudence from the University of Texas School of Law and a Bachelor of Arts degree in history from the University of Tulsa. He is a member of both the Oklahoma and Texas State Bars and has served on a number of charitable boards.

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

Douglas E. Brooks

Director

Douglas E. Brooks joined Chaparral’s Board in 2017. Mr. Brooks served as the president and chief executive officer of Energy XXI Gulf Coast, Inc., an offshore Gulf of Mexico exploration and production company, from April 2017 until it was acquired by an affiliate of Cox Oil LLC in October 2018. Prior to joining the Board, Mr. Brooks served as the president and chief executive officer of Yates Petroleum, a privately owned exploration and production company focused on the Delaware and Powder River basins, which merged with EOG Resources; and, Aurora Oil & Gas Limited, a publicly owned Australian based exploration and production company focused on the Eagle Ford formation in South Texas, which merged with Baytex Energy Corp. Before that time, he served as a senior vice president at Forest Oil Corporation. Mr. Brooks has also built two private equity-sponsored firms focused on unconventional resource projects in the western U.S. Mr. Brooks spent 24 years with Marathon Oil Company in roles of increasing responsibility, lastly as the director of upstream mergers and acquisitions and business development for the Americas.

Prior board experience includes Energy XXI Gulf Coast, Inc., Yates Petroleum, Aurora Oil & Gas Ltd., and Madalena Energy in Canada. He is currently a private investor and serves as an adviser for Hart Energy’s A&D Watch, a global energy research publication. Mr. Brooks holds a Bachelor of Science degree in business management from the University of Wyoming - Casper and a Masters of Business Administration, Finance from Our Lady of the Lake University in Texas.

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

Mr. Moore is currently a member of the board of directors for Peabody Energy and SEAL Legacy Foundation. He has also previously served on several other boards, including those for Enstar Group Limited, Dresser-Rand Group, Inc. and Chart Industries, Inc. Mr. Moore graduated from Tufts University with a Bachelor of Arts degree in English and received his Master of Business Administration from Cornell University.

Marcus C. Rowland

Director

Marc Rowland joined Chaparral’s Board in April 2019, pursuant to the terms of the Company’s support agreement with Strategic Value Partners, LLC (“SVP”) and certain funds and accounts managed by SVP (the “SVP Support Agreement”), pursuant to which SVP had the right to designate a director on the Board. Mr. Rowland is the founder and currently senior managing director of IOG Capital, LP where he leads such company’s investment team and has served in the position since 2014. Previously, Mr. Rowland served as the chief executive officer at FTS International, Inc. (formerly Frac Tech International, LLC) from May 2011 through November 2012, and as the president and chief financial officer of Frac Tech Services, LLC and Frac Tech International, LLC from November 2010 to May 2011. Mr. Rowland served as the chief financial officer or equivalent positions of Chesapeake Energy Corporation from 1993, when the company became publicly traded, until October 2010, leaving in the position of executive vice president and chief financial officer. Prior to that, Mr. Rowland served as chief operating officer of Anglo-Suisse, LP from 1990 to 1992.

Mr. Rowland has served as a director on the boards of a number of public and private companies including as chairman of the board for SilverBow Resources from 2016 to the present, Mitcham Industries, Inc. from 2015 to the present, Warren Resources, Inc. from 2012 to 2016, Chesapeake Midstream Partners from 2010 to 2011. He is an alumnus of Wichita State University.

Gysle Shellum

Director

Gysle Shellum was named to Chaparral’s Board in 2017. Mr. Shellum previously served as the chief financial officer of PDC Energy, Inc. from 2008 until his retirement in 2016. Prior to that time, he was the vice president of finance at Crosstex Energy, L.P. (now EnLink Midstream, L.L.C.). Mr. Shellum previously held senior financial positions in a number of E & P companies subsequent to starting his career in public accounting with Arthur Andersen & Co. in Dallas, Texas

Mr. Shellum served as an at-large director for the Independent Petroleum Association of America in 2016 & 2017 and served on the University of Colorado Global Energy Management Graduate Program’s Advisory Council until his retirement. He received his Bachelor of Arts in accounting from the University of Texas at Arlington.

Joseph O. Evans

Former Chief Financial Officer

Mr. Evans joined Chaparral in 2005 as chief financial officer and executive vice president. Mr. Evans retired from the Company on March 15, 2019. The terms of his separation are discussed below under “Item 11. Executive Compensation—Principal Financial Officer’s Separation and Release Agreement.”

Director Independence

Our Board is subject to the independence standards under the New York Stock Exchange (the “NYSE”). The NYSE’s definition of independence includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings involving the Company, which would prevent a director from being independent. The Board has determined that Messrs. Shellum, Moore, Langford, Brooks, Cabell, Heinemann and Rowland are independent under the NYSE and SEC rules for purposes of service on the Board. Messrs. Geenberg and Morris, each of whom served on the Board for part of the 2018 fiscal year and resigned from our Board effective March 11, 2019, were also determined by our Board to have been independent under the NYSE independence standards.

Board Committees

The Board has the following three standing committees comprised of non-employee directors: the Audit Committee, the Compensation Committee and the Nominating & Governance Committee. Each of these committees is governed by a charter adopted by the Board. These charters establish the purposes of the respective committees as well as committee membership guidelines. They also define the authority, responsibilities and procedures of each committee in relation to the committee’s role in supporting the Board and assisting the Board in discharging its duties in supervising and governing the Company. The charters for each of our committees can be found on our website at www.chaparralenergy.com.

The Audit Committee consists of Messrs. Shellum (Chair), Moore and Langford, each of whom is independent under the rules of the SEC and the NYSE. The Board has determined that Mr. Shellum satisfies the definition of “audit committee financial expert.”

The Audit Committee oversees, reviews, acts on and reports on various auditing and accounting matters to the Board, including the selection of our independent registered public accounting firm, the scope of our annual audits, fees to be paid to the independent registered public accounting firm, the performance of our independent registered public accounting firm and our accounting practices. In addition, the Audit Committee oversees our compliance programs relating to legal and regulatory requirements. The Audit Committee has the power to delegate any of its authority to subcommittees or to individual members of the Audit Committee as it deems appropriate.

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

The Nominating & Governance Committee consists of Messrs. Moore (Chair), Cabell and Brooks, each of whom is independent under the rules of the SEC and the NYSE. The Nominating & Governance Committee identifies, evaluates and recommends qualified nominees to serve on the Board, develops and oversees our internal corporate governance processes and maintains a management succession plan. The Nominating & Governance Committee has the power to delegate any of its authority to subcommittees or to individual members of the Nominating & Governance Committee as it deems appropriate.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to all employees, officers and members of our Board. The Code of Business Conduct and Ethics is available on our website at www.chaparralenergy.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our Class A common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our Class A common stock. Directors, executive officers and more than 10% shareholders are required by SEC regulations to provide us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of the reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to our directors, officers and more than 10% beneficial owners were complied with during the year ended December 31, 2018 except for a late filing of a Form 3 by Contrarian Capital Management, L.L.C. of its deemed status as a director by deputization upon the appointment of Graham Morris to our Board on August 9, 2018. The Form 3 was subsequently filed.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Principal and Named Executive Officers

This Compensation Discussion and Analysis describes the material elements of our executive compensation program for our principal executive officer, principal financial officer and three other most highly compensated executive officers during 2018 (collectively, our “named executed officers” or “NEOs”). This section also describes the objectives, principles and policies underlying our executive compensation program for our named executive officers, the compensation decisions we have made under that program, and the factors considered in making those decisions. Our named executive officers for 2018 are:

•	K. Earl Reynolds, Chief Executive Officer

•	Joseph O. Evans, Former Chief Financial Officer and Executive Vice President

•	James M. Miller, Senior Vice President-Operations

•	Mark Ver Hoeve, Vice President-Geoscience

•	Josh Walker, Vice President-Completions & Operations

Compensation Philosophy and Objectives

Our executive compensation program is designed to achieve the following objectives:

•	drive and reward performance that supports our core values and business strategies;

•	provide a clear and direct relationship between executive pay and our performance on both a short- and long-term basis;

•	align executive pay to measures that drive stockholder returns; and

•	design competitive total compensation and rewards programs to enhance our ability to attract and retain knowledgeable and experienced executive officers.

Program Highlights

The following chart highlights several features of our compensation program and practices:

What We Do	What We Do Not Do
Provide significant portion of compensation in variable and at-risk elements	No single-trigger cash severance upon a change-in-control

Policy prohibiting hedging of Company stock	No tax gross-ups for severance or change-in control benefits

Evaluate officer compensation levels against a peer group of similarly sized exploration and production companies	No guaranteed bonuses

Payouts under our annual and long-term incentive plans are capped at a maximum opportunity	No excessive perquisites

Utilize independent compensation consultant	No repricing of stock options without stockholder approval

Establishing Executive Compensation

Role of the Compensation Committee. The Compensation Committee oversees the executive compensation program and has overall responsibility for making final decisions about total compensation for the named executive officers, including cash and equity awards. In that regard, the Compensation Committee reviews, establishes, evaluates and approves the agreements, plans and policies of the Company to compensate both corporate officers and directors.

Role of the NEOs. With respect to the compensation of the named executive officers other than our Chief Executive Officer, the Compensation Committee evaluates the individual performance of each named executive officer and considers the recommendations of our Chief Executive Officer, as well. Additionally, in light of our named executive officers’ integral role in executing the Company’s overall operational and financial objectives, the Compensation Committee solicits their feedback when establishing the goals for the qualitative and quantitative performance metrics used in our short-term cash incentive program. In addition, the Compensation Committee may invite any named executive officer to attend Compensation Committee meetings to report on the Company’s progress with respect to the annual quantitative and qualitative performance metrics, but any such officer is excluded from any discussions or decisions regarding his individual compensation.

Independent Compensation Consultant. The Compensation Committee engaged Meridian Compensation Partners LLC (“Meridian”), as its independent compensation consultant. Meridian provides advice to and works with the Compensation Committee in designing and implementing the structure and mechanics of the Company’s executive compensation program as well as other matters related to officer and director compensation and corporate governance. Meridian provides the Compensation Committee with relevant data, including market and peer-company compensation, information and advice regarding recent trends and developments in executive and director compensation practices. This information assists the Compensation Committee in making executive and director compensation decisions based on market pay levels and best practices.

Meridian reports directly and exclusively to the Compensation Committee and does not provide any other services to management, the Company or its affiliates. Meridian does not make compensation-related decisions for the Compensation Committee or otherwise with respect to the Company, and, while the Compensation Committee generally reviews and considers information and recommendations provided by Meridian, the Compensation Committee has the final authority to make compensation-related decisions. The Compensation Committee has the discretion to allow Meridian to work directly with management in preparing or reviewing materials for the Compensation Committee’s consideration. During 2018, and after taking into consideration the factors listed in Section 303A.05(c)(iv) of the New York Stock Exchange (“NYSE”) Listed Company Manual, the Compensation Committee concluded that neither it nor the Company has relationship with Meridian that poses a conflict of interest, and that Meridian is independent from management. Other than Meridian, no other compensation consultants provided services to the Compensation Committee during 2018.

Peer Group Analysis. The Compensation Committee utilizes a peer group prepared in collaboration with Meridian of identified companies that are of comparable size (revenue and market capitalization), enterprise value, industry affiliation, and/or other similar characteristics (operational profile, asset portfolio, recent emergence from bankruptcy, etc.). In 2018, the peer group consisted of the following companies:

Alta Mesa Resources, Inc. Bonanza Creek Energy, Inc. Callon Petroleum Company Extraction Oil & Gas, Inc. Gastar Exploration, Inc. Gulfport Energy Corporation	Halcon Resources Corporation Jagged Peak Energy, Inc. Laredo Petroleum, Inc. Midstates Petroleum Company, Inc. Penn Virginia Corporation Resolute Energy Corporation	SandRidge Energy, Inc. SRC Energy Inc. Wild Horse Resource Development Corporation

Pay Decisions. In determining target total compensation for our executives, the Compensation Committee takes into consideration competitive market pay levels in our peer group along with other relevant factors for each individual officer, which may include:

(i)	leadership, retention and succession planning;

(ii)	performance of the individual and the business;

(iii)	development and implementation of initiatives that provide long-term stockholder value;

(iv)	accomplishment of strategic objectives approved by the Compensation Committee;

(v)	evaluation of external factors involving competitive positioning, general economic conditions and marketplace compensation trends.

Executive Compensation Components

Our executive compensation program is composed of base salary, annual incentive awards, and long-term equity-based compensation.

To align pay levels for our executives with the Company’s performance, our pay combination places the greatest emphasis on performance-based incentives. The Compensation Committee believe that the proportion of any employee’s total direct compensation that varies based on performance should increase as the scope of an employee’s ability to influence our results increases. Because executive officers have the greatest influence over our results, a significant portion of their overall compensation consists of annual incentive awards and long-term equity awards that vary based on performance. This practice is consistent with norms in the oil and natural gas industry.

In 2017, Compensation decisions made by the Compensation Committee during its 2017 meetings resulted in awards heavily weighted in favor of components subject to performance-related variability, with annual incentive awards and long-term equity-based compensation representing approximately 88% of the estimated value of total direct compensation awarded to the CEO and an average of approximately 81% for the other NEOs as shown in the Summary Compensation Table in this annual report.

The long-term equity-based compensation granted in 2017 was front-loaded with the intent that no additional grants would be made over the 3-year vesting period. As a result, no additional grants were made in 2018, apart from a grant made to Mr. Walker, who commenced employment with the Company that year. In connection with the Compensation Committee’s re-evaluation of the grant made to Mr. Ver Hoeve in 2017 in light of market conditions, the Compensation Committee approved of an additional grant to Mr. Ver Hoeve in late 2018, which was made in early 2019. As a result of the front-loading of grants in 2017, performance-related compensation officially provided in 2018 represented 53% of the value of total direct compensation awarded to the CEO and an average of approximately 51% for the other NEOs as shown in the Summary Compensation Table in this annual report. However, when one-third of the front-loaded long-term equity-based compensation actually granted in 2017 is allocated to 2018, performance-related compensation represented 88% of the value of total direct compensation awarded to the CEO and an average of approximately 75% for the other NEOs.

Base Salary

Annual salary increases are not automatic or guaranteed. Upon approval of the Compensation Committee, our CEO, Mr. Reynolds, received an 8% increase in annual base salary ($530,424 to $572,858) on May 15, 2017, to reflect his promotion to President and CEO. Mr. Reynolds’ base salary remained unchanged for 2018. The base salaries for the other NEOs also remained unchanged in 2018. The salaries paid to the named executive officers in 2018 are set forth below, on an annualized basis for Mr. Walker who joined during the year.

Named Executive Officer	Annual Salary
K. Earl Reynolds	$572,858
Joseph O. Evans	$448,914
James M. Miller	$391,540
Mark Ver Hoeve	$330,000
Josh Walker	$290,000

Annual Incentive Awards

In 2011, we created an incentive program called the Annual Incentive Measure (“AIM”) bonus program, which contemplates the payment of cash bonus awards to eligible employees when the Company achieves certain performance measures on a Company-wide basis. Annually, the Board exercises its discretion whether to employ the AIM program after considering factors such as the Company’s liquidity and industry conditions. Amounts payable under the AIM program are tied to the approved Company budget and to certain individual, departmental, and business unit measures, including, but not limited to, employees who reach individual performance goals and contribute positively to their respective business units and the Company’s goals and objectives. The targets for individual awards, which are set forth below for named executive officers, are expressed as a percentage of an employee’s eligible earnings for the plan year and are based on pay grade and level of responsibility.

Named Executive Officer	AIM Target (as a percentage of base salary)
K. Earl Reynolds	100%
Joseph O. Evans	80%
James M. Miller	70%
Mark Ver Hoeve	60%
Josh Walker	55%

The Company’s performance with respect to measurable Company-wide metrics adopted by the Compensation Committee for a given year establishes the cash pool from which payments may be made to all AIM program participants in such year (the “Total AIM Pool”). On a metric-by-metric basis, certain minimum performance must be achieved to fund 50% of that portion of the Total AIM Pool associated with such metric. Performance at the target goal will fund 100% of the that part of the Total AIM Pool tied to such metric, and performance meeting or exceeding a maximum goal for such metric will result in the funding of up to 200% of that portion of the Total AIM Pool linked to such metric. In the case of each metric, performance between the minimum and target goals, or between the target and maximum goals, produces Total AIM Pool funding using interpolative calculations or reasoning.

Once the Total AIM Pool has been calculated, 50% of it is paid to AIM program participants, including executive officers, on a pro rata basis according to their respective AIM targets. Up to the remaining 50% of the Total AIM Pool is paid to AIM program participants based on an evaluation of their individual performance during the applicable year. In the case of named executive officers, this evaluation is done by the Compensation Committee, with the input of Mr. Reynolds for named executive officers other than himself.

Each 2018 AIM Performance Metric and its weighting, minimum threshold, target, and maximum, together with its actual result from the Company’s 2018 performance, is indicated in the table below.

2018 AIM Performance Metric	Goal Weighting	Threshold 50%	Target 100%	Maximum 200%	2018 Actuals	Bonus Payout Percent
EBITDA ($mm)	20%	$107	$119	$142	$125	23%
Production Volume (Boe/d)	15%	17,220	18,157	19,973	20,521	30%
Capital Efficiency	25%	30%	45%	75%	36%	18%
Lease Operating Expenses ($/Boe)	10%	$8.03	$7.65	$6.88	$7.24	15%
General and Administrative Expenses ($/Boe)	10%	$4.70	$4.47	$4.02	$3.73	20%
Safety & Environment Incident Rate	20%	42.04	36.44	28.80	33.80	10%

Total	100%					116%

As noted in the table above, in 2018, Company performance related to the above described metrics resulted in a Total AIM Pool available for payment under the AIM program of 116% of target awards. The Company’s named executive officers received 112% of target awards.

Long-Term Equity-Based Compensation

Since our emergence from bankruptcy and the related recapitalization of the company, award grants to our executives have been in the form of restricted stock awards that are subject to service vesting conditions (the “Time Shares”) and performance vesting conditions (the “Performance Shares”). Time Shares constitute 75% of award grants, and Performance Shares comprise 25% of award grants. As described above, the long-term equity-based compensation granted in 2017 was front-loaded with the intent that no additional grants would be made over the 3-year vesting period. Therefore, no additional grants were made in 2018, except for a grant made to Mr. Walker, who commenced employment with the Company that year. The table below sets forth, in the case of Mr. Walker, the number of Time Shares and the target number of Performance Shares granted to him in 2018 and one-third of the Time Shares and the target number of Performance Shares granted to all other named executive officers on a front-loaded basis in 2017.

Named Executive Officer	Time Shares (granted in or allocated to 2018)	Target Performance Shares (granted in or allocated to 2018)
K. Earl Reynolds	131,198	43,733
Joseph O. Evans	57,003	19,001
James M. Miller	57,003	19,001
Mark Ver Hoeve	13,750	4,583
Josh Walker	41,250	13,750

Time Shares are subject to vesting over three annual installments. Performance Shares vest in three tranches over three calendar years according to performance conditions established each year. The performance conditions for a given year are unique to that year and vesting with respect to performance conditions for a given year is independent of the vesting with respect to other years. As a result, the requisite service period for each of the three tranches of Performance Shares relate to the individual year for which performance is measured and do not overlap. When Performance Shares are awarded, the vesting conditions for the second and third tranches of the award, which are associated with future fiscal years, are typically not yet established at the time of the award. Performance Shares related to 2018 performance conditions vested according to the accomplishment of multiple conditions as disclosed in the table below. The accomplishment of an individual condition resulted in vesting of shares that was independent of vesting with respect to the other conditions (i.e. simultaneous accomplishment of multiple conditions was not required for vesting). Likewise, similar to the AIM program, with respect to each weighted condition, performance meeting a minimum standard is required and, when met, results in the vesting of 50% of the Performance Shares associated with such condition, and performance exceeding the target and up to a maximum goal can result in the vesting of up to 150% of the Performance Shares linked to such condition. In the case of each condition, interpolative calculations or reasoning are used to calculate the number of Performance Shares that vest when performance is between the minimum and target goals, or between the target and maximum goals.

2018 Performance Condition	Weight	Performance Based Vesting Percentage
Peer Group Relative Performance Share – Price performance relative to a group of identified peers (1)	20%	0%
Return on Capital Effectiveness – Ratio of EBITDA to average plant, property and equipment	20%	22.8%
Appraisal of certain leasehold acreage – Drilling and completing a certain number of wells that meet or exceed estimated threshold rates of return	30%	40.9%
Board discretion – Consideration of multiple factors including but not limited to non-core asset sales, investor relations effectiveness, managing corporate risk, internal controls and up-listing to a national securities exchange	30%	25%
Total	100%	88.7%

(1)

Peer included in this metric for 2018 were: Alta Mesa Resources, Callon Petroleum, Extraction Oil & Gas, Gastar Exploration, Halcon Resources, Jagged Peak Energy, Jones Energy, Penn Virginia, Resolute Energy, SandRidge Energy, SRC Energy, and WildHorse Resource Development.

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

We offer employees, including our named executive officers, the opportunity to make investments in our 401(k) Profit Sharing Plan, which is intended to supplement the employee’s personal savings and social security. Executive officers participate in the 401(k) plan on the same basis as other employees. The 401(k) plan allows eligible employees to elect to contribute from 1% to 60% of their eligible compensation, up to the annual IRS dollar limit. The Company matches employee contributions at a rate of $1.00 per $1.00 for the first 7% of the employee’s eligible compensation. Company contributions vest as follows:

Years of Service for Vesting	Percentage
1	33%
2	33%
3	34%

Employment Agreements

As of December 31, 2018, we had employment agreements in place with Messrs. Reynolds, Evans and Miller. Mr. Evans retired from the Company effective March 15, 2019 and as a result, his employment agreement is no longer in effect. See “Principal Financial Officer’s Separation and Release Agreement,” for information regarding Mr. Evans’s severance arrangement.

The initial term of the employment agreements are three years, each with an automatic two-year renewal and automatic annual renewals thereafter. The employment agreements provided our NEOs the following compensation arrangements:

Name	Effective Date	Minimum Base Salary	Target Annual AIM Bonus (as a % of Base)
K. Earl Reynolds	March 21, 2017	$530,424	100%
Joseph O. Evans (1)	March 21, 2017	448,914	80%
James M. Miller	March 21, 2017	391,540	70%

(1)

Mr. Evans retired from the Company on March 15, 2019, and received severance benefits pursuant to a Separation and Release Agreement (the “Separation Agreement”), as described in the subsequent section “Principal Financial Officer’s Separation and Release Agreement.”

Each NEO participates in our wellness benefit plans and fringe benefit, vacation and expense reimbursement policies. Each employment agreement provides for certain payments in the event of an NEO’s termination. The termination payments are discussed below under the heading “Potential Payments Upon Termination or Change of Control.” Each employment agreement contains certain restrictive covenants that generally prohibit our NEOs from (i) disclosing information that is confidential to us and our subsidiaries and (ii) during the employment term and for each NEO, a period of months equal to the product of 12 times the severance multiple of that NEO, as described below, thereafter, from soliciting or hiring our employees and those of our subsidiaries or soliciting our customers.

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

Respectfully submitted by the Compensation Committee of the Board,

Matthew D. Cabell (Chair) Douglas E. Brooks Samuel Langford

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Cabell, Brooks, and Langford. Mr. Cabell has served as Chair of the committee since April 1, 2018. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or Compensation Committee. No member of our Board is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

Summary Compensation Table

The following table below summarizes the total compensation paid to or earned by each of the NEOs for the fiscal years ended December 31, 2018, 2017, and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock awards ($)(2)	All other compensation ($)(3)	Total ($)
K. Earl Reynolds	2018	$572,858	$641,600	$—	$42,597	$1,257,055
Chief Executive Officer	2017	556,537	505,449	10,522,080	38,212	11,622,278
	2016	530,424	563,310	—	40,725	1,134,459
James M. Miller	2018	$391,540	$306,967	$—	$61,144	$759,651
Senior Vice President-Operations	2017	391,540	249,411	4,571,661	63,230	5,275,842
	2016	391,540	323,412	—	46,059	761,011
Mark Ver Hoeve	2018	$330,000	$221,760	$—	$222,516	$774,276
Vice President-Geoscience	2017	107,885	158,905	1,100,000	31,023	1,397,813
Josh Walker	2018	$189,615	$116,803	$1,031,250	$12,489	$1,350,157
Vice President-Completions &
Operations
Joseph O. Evans	2018	$448,914	$402,227	$—	$43,088	$894,229
Former Chief Financial Officer	2017	448,914	326,809	4,571,661	55,552	5,402,936
and Executive Vice President	2016	448,914	423,775	—	40,332	913,021

(1)	Bonuses were performance-based cash incentives under our AIM program. Bonuses attributable to a fiscal year are paid the following year.
(2)

Awards generally vest in one-third increments each year over a three-year period. The values shown are the aggregate grant date fair value for initial awards computed in accordance with FASB ASC Topic 718 and assuming a 100% probability of vesting with respect to Performance Shares. Generally, the full grant date fair value is the amount that we would expense in our financial statements over the award’s vesting timeframe. Although the full grant date fair value of the equity awards is included in the annualized compensation for the NEOs disclosed above, the grants were front-loaded and absent changed circumstances are intended to be the only equity-based awards granted to the NEOs over the following three year vesting period. Certain Performance Shares were allocated to performance conditions that were not established at the time the awards were granted and thus a grant date for measurement purposes pursuant to FASB ASC Topic 718 was not established for these awards when they were initially granted. For these Performance Shares, amounts in the table above reflect the fair market value of the shares on the date the grants were awarded.

(3)

Other compensation was limited in scope and in 2018 was primarily comprised of Company 401(k) matching and employer-paid medical benefits including accidental death and dismemberment, dental, life, medical and long-term and short-term disability coverage. Mr. Ver Hoeve also received $182,806 in compensation for relocation expenses.

Grants of Plan-Based Awards in 2018

The following table shows grants of equity-based awards in 2018 to our NEOs.

All Other Stock
		Estimated Future Payouts Under			Awards:	Grant Date
		Equity Incentive Plan Awards (1) (3)			Number of	Fair Value
		(Shares of Stock or Units)			Shares of Stock	of Stock and
		Threshold	Target	Maximum	or Units (1)	Option Awards (2)
Name	Grant Date	(#)	(#)	(#)	(#)	($)
Josh Walker-Time Shares	4/30/2018	n/a	n/a	n/a	41,250	$773,438
Josh Walker-Performance Shares	4/30/2018	6,875	13,750	20,625	0	257,813

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

(2)

The values shown are the aggregate grant date fair value for initial awards computed in accordance with FASB ASC Topic 718 and assuming a 100% probability of vesting at target with respect to Performance Shares. Generally, the full grant date fair value is the amount that we would expense in our financial statements over the award’s three-year vesting timeframe. Certain Performance Shares were allocated to performance conditions that not been established at the time the awards were granted and thus a grant date for measurement purposes pursuant to FASB ASC Topic 718 was not established for these awards when they were initially granted. For these Performance Shares, amounts in the table above reflect the fair market value of the shares on the date the grants were awarded at the Target performance level.

(3)

Restricted stock has been granted at the Target performance level, with restrictions removed based on achievement of performance conditions. If performance exceeds Target levels over the three year vesting period, additional shares would have to be granted to meet any award above the total Target performance level.

Outstanding Equity Awards at Fiscal Year-End 2018

The following table shows outstanding restricted stock awards for each NEO as of December 31, 2018.

	Time Vested Awards		Performance Vested Awards
Name	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)(1)	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)(1)
K. Earl Reynolds	262,396	$1,290,988	42,113	$207,196
James M. Miller	114,007	560,914	18,298	90,026
Mark Ver Hoeve	27,500	135,300	4,413	21,712
Josh Walker	41,250	202,950	9,684	47,645
Joseph O. Evans	114,007	560,914	18,298	90,026

(1)	The table assumes an estimated fair value per share of $4.92 as of December 31, 2018, based on the market price of our Class A common stock currently trading on the NYSE.

2018 Stock Vested

The following table shows restricted stock awards that vested during the year ended December 31, 2018 for each NEO that participated in the 2017 MIP.

	Time Share Awards		Performance Share Awards (1)
Name	Number of Shares of Stock That Vested (#) (1)	Value Realized on Vesting ($)	Number of Shares of Stock That Vested (#) (1)	Value Realized on Vesting ($)
K. Earl Reynolds	131,198	$2,322,205	38,792	$190,857
James M. Miller	57,003	$1,008,593	16,854	$82,922
Mark Ver Hoeve	13,750	$243,375	4,066	$20,005
Josh Walker	—	$—	4,066	$20,005
Joseph O. Evans	57,003	$1,008,593	16,854	$82,922

(1)

Includes vesting of Performance Shares during 2018 whereupon no future service was required subsequent to December 31. 2018, for a participant to be entitled to the award. However restrictions on these Performance Shares were not lifted until March 11, 2019, the time at which the Compensation Committee completed its evaluation of management’s accomplishment with respect to the performance conditions.

Pension Benefits in 2018

No pension benefits were granted in 2018 for any NEO.

Nonqualified Deferred Compensation in 2018

No nonqualified deferred compensation was granted in 2018 for any NEO.

Potential Payments Upon Termination or Change in Control

Employment Agreements with our NEOs

Certain of our NEOs have employment agreements that obligate us to pay certain separation benefits to them in the event of voluntary termination, termination without cause, termination for good reason and termination in the event of disability or death. Mr. Evans retired from the Company on March 15, 2019, and as a result, his employment agreement is no longer in effect. See “Principal Financial Executive Officer’s Separation and Release Agreement,” for information regarding Mr. Evans’s severance arrangement.

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

The following table quantifies amounts that would have been paid pursuant to the employment agreements for each of our NEOs assuming a termination took place on December 31, 2018, assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2018 and assuming such termination was a termination without cause or by the NEO for good reason not following a change in control.

Name	Base Salary	Annual Bonus	Severance Multiple	Benefits	Total
K. Earl Reynolds	$572,858	$641,600	1.5	$18,984	$1,850,163
Joseph O. Evans (1)	448,914	402,227	1.0	20,141	881,353
James M. Miller	391,540	306,967	1.0	32,418	747,134

(1)

On March 15, 2019, Mr. Evans retired as an employee of the Company pursuant to the provisions under the Separation Agreement. See “Principal Financial Officer’s Separation and Release Agreement” below.

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

The following table quantifies amounts that would have been paid pursuant to the employment agreements for each of our NEOs assuming a termination took place on December 31, 2018, assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2018 and assuming such termination was a termination without cause or by the NEO for good reason following a CiC.

Name	Base Salary	Annual Bonus	Severance Multiple	Benefits	Equity Grants (1)	Total
K. Earl Reynolds	$572,858	$641,600	2.25	$18,984	$1,498,184	$4,259,191
Joseph O. Evans	448,914	402,227	1.50	20,141	650,941	1,957,864
James M. Miller	391,540	306,967	1.50	32,418	650,941	1,747,328

(1)	Amounts represent the fair value as of December 31, 2018, of unvested restricted shares that would accelerate vest upon termination.

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

Principal Financial Officer’s Separation and Release Agreement

On February 11, 2019, Joseph O. Evans advised the Company of his intent to retire as Chief Financial Officer and Executive Vice President of the Company, effective March 15, 2019 (the “Separation Date”). In connection with the foregoing, on February 14, 2019, the Company and Mr. Evans signed a Separation and Release Agreement (the “Separation Agreement”) pursuant to which Mr. Evans remained employed with the Company and provided transition services in addition to his customary duties, responsibilities and authorities until the Separation Date during which time he received his current rate of base salary and employee benefits, as in effect immediately prior to the effective date of the Separation Agreement, until the Separation Date.

Subject to the Separation Agreement, and in consideration of a full release of claims against the Company, on March 22, 2019, the Company remitted a cash payment of $402,226.88 to Mr. Evans for his 2018 Annual Bonus. Additionally, beginning on March 29, 2019, the Company began remitting a total of $851,140.88, consisting of Mr. Evans’s 2018 annual salary and 2018 Annual Bonus, which will be paid out over a 12-month period as a separation payment, in addition to accrued and unpaid benefits or obligations previously paid under the Separation Agreement. On February 22, 2019, the Company also accelerated the vesting of 57,004 shares of time-based restricted stock granted to Mr. Evans pursuant to the 2017 MIP and previously scheduled to vest on April 1, 2019.

Mr. Evans is subject to non-solicitation, non-competition, and confidentiality restrictions as set forth in his employment agreement with the Company.

CEO Pay Ratio

As required by Item 402(u) of Regulation S-K, we are providing disclosure regarding the annual total compensation of K. Earl Reynolds, our Chief Executive Officer as of December 1, 2018 (the date used to identify our median employee), to the annual total compensation of our median employee. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. Due to estimates, assumptions, adjustments and statistical sampling permitted under the rules, pay ratio disclosures may involve a degree of imprecision and may not be consistent with the methodologies incorporated by other companies.

As of December 1, 2018, our employee population, excluding Mr. Reynolds, consisted of 194 individuals. We identified the median employee by adding together the following compensation measures for each employee:

•	Annualized salary as of December 1, 2018;

•	2018 AIM awards assuming 100% payout; and

•	The fair value on grant date of restricted stock units granted in 2018.

After identifying the median employee, we calculated the total annual compensation for such employee using the same methodology we use for our NEOs as set forth in the Summary Compensation Table, above.

For 2018:

•	the annual total compensation for Mr. Reynolds was $1,257,055; and

•	the annual total compensation for our median employee was $113,488.

Based on this information, the ratio of our CEO’s annual total compensation to our median employee’s annual total compensation for 2018 was approximately 11 to 1.

Director Compensation

Our cash compensation plan for non-employee directors consists of:

•	an annual cash retainer of $100,000 to any non-employee Chairman of the Board, payable quarterly in arrears and pro-rated for any periods of partial service;

•	an annual cash retainer of $65,000 to each non-employee director (other than the Chairman of the Board), payable quarterly in arrears and pro-rated for any periods of partial service;

•

an additional annual cash retainer of $10,000, $7,500 and $5,000 for service in a non-chairperson role in the Audit, Compensation, and Nominating & Governance Committees, respectively, payable quarterly in arrears and pro-rated for any periods of partial service, and

•

an additional annual cash retainer of $20,000, $15,000 and $12,500 for the Chairman of the Audit, Compensation, and Nominating & Governance Committees, respectively, payable quarterly in arrears and pro-rated for any periods of partial service.

We also reimburse all of our directors for all reasonable out-of-pocket costs and expenses incurred by them in connection with their service as a director.

The Board has approved an equity component of compensation for non-employee directors comprised of restricted stock awards. The equity compensation granted to our directors in 2017 was front-loaded with the intent that no additional grants would be made in 2018.

The following table discloses compensation awarded to our Board in 2018. Mr. Rowland is not listed below because he was appointed to the Board on April 10, 2019 and therefore did not receive any compensation as a non-employee director in 2018.

Name	Cash fees paid in 2018
Robert F. Heinemann	$125,000
Douglas E. Brooks	91,250
Matthew D. Cabell	98,750
David Geenberg (1)	—
Samuel Langford	90,000
Kenneth W. Moore	101,875
Graham Morris (2)	—
Gysle Shellum	106,250

(1)

Pursuant to the terms of the SVP Support Agreement, Mr. Geenberg waived his rights to compensation as a member of the Board and did not participate in the non-employee director compensation programs described hereunder.

(2)

Pursuant to the terms of the Support Agreement by and among the Company, Contrarian Capital Management, L.L.C., and certain private investment funds directly or indirectly managed by Contrarian Capital Management, L.L.C., Mr. Morris waived his rights to compensation as a member of the Board and did not participate in the non-employee director compensation programs described hereunder.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information, as of April 22, 2019, beneficial ownership of our outstanding shares of common stock by (i) our directors, (ii) the executive officers named in the Summary Compensation Table, (iii) all of our directors and executive officers as a group and (iv) all persons known by us to own beneficially more than 5% of our outstanding common stock.

	Beneficial Ownership (1)	% of Total
Name and Address of Beneficial Owner	of Class A Shares	Outstanding
Named Executive Officers
K. Earl Reynolds (2)	388,490	*
James M. Miller (2)	166,610	*
Mark Ver Hoeve (2)	70,144	*
Joshua D. Walker (2)	49,026	*
Joseph O. Evans (Retired) (2)	85,157	*
Directors
Robert F. Heinemann (2)	18,728	*
Douglas E. Brooks (2)	13,598	*
Matthew D. Cabell (2)	16,621	*
Samuel Langford (2)	16,621	*
Kenneth W. Moore (2)	12,752	*
Gysle Shellum (2)	14,625	*
All executive officers and directors as a group (15 persons) (2)	1,018,228	2.19%
5% Beneficial Owners	1,007,348	2.17%
Strategic Value Partners, LLC (3) 100 West Putnam Avenue Greenwich, CT 06830	10,738,288	23.17%
Silver Point Capital, L.P. (4) Two Greenwich Plaza, First Floor Greenwich, CT 06830	4,425,994	9.55%
Contrarian Capital Management, LLC (5) 411 West Putnam Avenue, Suite 425 Greenwich, CT 06830	3,790,800	8.18%
Lord, Abbett & Co. LLC (6) 90 Hudson Street Jersey City, NJ 07302	2,890,930	6.24%
PPM America, Inc. (7) 225 W Wacker Drive, Suite 1200 Chicago, IL 60606	2,546,166	5.49%

*	Less than one percent.
(1)	Unless otherwise indicated, all shares of stock are held directly with sole voting and investment power.
(2)	The address of directors and officers is in care of Chaparral Energy, Inc., 701 Cedar Lake Boulevard, Oklahoma City, Oklahoma 73114.
(3)

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

(4)

Silver Point Capital, L.P. serves as investment manager to Silver Point Capital Fund, L.P., Silver Point Capital Offshore Master Fund, L.P., and is the sole owner of the investment manager of Silver Point Distressed Opportunities Fund, L.P and Silver Point Distressed Opportunities Offshore Master Fund, L.P. and by reason of such status, may be deemed to be the beneficial owner of the securities held by these holders of our Class A common stock. Silver Point Distressed Opportunities Management, LLC is the investment manager of Silver Point Distressed Opportunities Fund,

L.P and Silver Point Distressed Opportunities Offshore Master Fund, L.P. and by reason of such status, may be deemed to be the beneficial owner of the securities held by these holders of our Class A common stock. Silver Point Capital Management, LLC is the general partner of Silver Point Capital, L.P. and as a result, may be deemed to be the beneficial owner of the securities held by the foregoing stockholders. Edward A. Mule and Robert J. O’Shea are each members of Silver Point Capital Management, LLC and as a result, may be deemed to be the beneficial owner of the securities held by the foregoing stockholders, and exercise voting and investment control over the securities.
(5)

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

(6)

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

(7)

PPM America, Inc. serves as attorney in fact for the following holders of shares of our common stock: Jackson National Life Insurance Company, Jackson National Life Insurance Company of New York, Eastspring Investments—U.S. Strategic Income Bond Fund, Eastspring Investments—U.S. High Yield Bond Fund, JNL/PPM America Long Short Credit Fund, JNL/PPM America Strategic Income Fund, JNL/PPM America High Yield Bond Fund, a series of JNL Series Trust, and The Prudential Assurance Company Limited on behalf of certain sub accounts. Joel Klein, Executive Vice President of PPM America Inc., exercises voting and investment control over these securities as the attorney-in-fact for the foregoing holders of our common stock.

Securities Presently Authorized for Issuance under our 2017 MIP

The following table provides information for all equity compensation plans as of April 29, 2019, under which our equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders (1)	0	0	1,872,565

Total	0	0	1,872,565

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Payments to our Board of Directors

In 2018, the Company repurchased shares from its Board members in order to facilitate the payment of tax obligations incurred by the Board members in connection with the vesting of restricted stock awards previously granted under the 2017 MIP. The restricted stock award grant relating to this vesting event was previously reported as director compensation (“Stock Awards”) in Item 11. Executive Compensation of our Amended Annual Report on Form 10-K/A for the year ended December 31, 2017, filed in the previous year.

Name	Stock Repurchased (1)
Robert F. Heinemann	$50,463
Douglas E. Brooks	37,453
Matthew D. Cabell	26,745
Samuel Langford	26,745
Kenneth W. Moore	47,082
Gysle Shellum	32,108

220,596

(1)	Represents the fair value of shares repurchased based on the closing price on the repurchase date.

Stockholders Agreement

In connection with the Company’s emergence from bankruptcy, the Company entered into a Stockholders Agreement (as may be amended from time to time, the “Stockholders Agreement”) with the holders of its common stock named therein to provide for certain general rights and restrictions for holders of common stock. The Stockholders Agreement provided for certain general rights and restrictions, including general restrictions, including:

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

In March 2018, the Stockholders Agreement was amended to (i) remove the restriction on the Company’s ability to become subject to Section 13 of the Securities Exchange Act of 1934, as amended, on or prior to December 15, 2018 without the affirmative approval of the holders of two-thirds of the Company’s outstanding common stock and (ii) eliminate preemptive rights currently existing under the Stockholders Agreement which would be applicable to the issuance or sale of Company securities pursuant to a private placement or other transaction exempt from or not subject to the registration requirements of the Securities Act of 1933, as amended, to the extent such transaction would not result in the issuance of more than 100,000 shares of the Company’s common stock and would not result in more than 100 new holders of the Company’s common stock.

The rights and preferences of each stockholder under the Stockholders Agreement were set to terminate on the earliest of (i) the unanimous written consent of all stockholders of the Company who are parties to the Stockholders Agreement to terminate the Stockholders Agreement; (ii) the dissolution, liquidation or winding up of the Company; and (iii) the listing of the Company’s common stock on a U.S. national securities exchange registered with the SEC (whether in connection with an initial public offering or otherwise).

On July 24, 2018, shares of Class A common stock, par value $0.01 per share, of the Company commenced trading on the New York Stock Exchange (the “Uplisting”). In connection with the Uplisting, the Stockholders Agreement terminated pursuant to its terms.

Registration Rights Agreement

In connection with the Company’s emergence from bankruptcy, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the holders of its common stock named therein to provide for resale registration rights for the holders’ Registrable Securities (as defined in the Registration Rights Agreement).

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

Indemnification Agreements

We have indemnification agreements with each of our directors and executive officers. These indemnification agreements are intended to permit indemnification to the fullest extent now or hereafter permitted by the Delaware General Corporation Law. It is possible that the applicable law could change the degree to which indemnification is expressly permitted.

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

Support Agreements

The Company entered into a support agreement with each (i) Strategic Value Partners, LLC and certain funds and accounts managed by Strategic Value Partners, LLC and its affiliates (collectively, “SVP”) and (ii) Contrarian Capital Management, L.L.C. and certain funds and accounts managed by Contrarian Capital Management, L.L.C. and its affiliates (collectively “CCM”), pursuant to which each of SVP and CCM have the right to appoint one member to our Board subject to each SVP’s and CCM’s respective compliance with its respective support agreement.

On June 6, 2018, the Company appointed Mr. David Geenberg as a member of the Board pursuant to the support agreement with SVP. On August 8, 2018, the Company appointed Mr. Graham Morris as a member of the Board pursuant to the support agreement with CCM. Messrs. Geenberg and Morris each resigned from our Board on March 11, 2019. Mr. Marcus Rowland joined Chaparral’s Board in April 2019 pursuant to the terms of the Company’s support agreement with SVP. CCM has not appointed a replacement designee for Mr. Morris.

The support agreements also include, among other provisions, certain standstill and voting commitments by each SVP and CCM, including a voting commitment that each SVP and CCM will vote in favor of (i) any director nominees recommended by the Board to the stockholders for election and (ii) other routine matters submitted by the Board to the stockholders for a vote. The standstill period, with respect to each support agreement, shall, subject to the Company’s compliance with the terms of the applicable support agreements, extend until the date that is the earlier of (i) 30 days prior to the expiration of the Company’s advance notice period for (A) the 2020 annual meeting of stockholders or (B) any subsequent annual meeting of stockholders, should a SVP or CCM designee, as applicable, not be included on the Company’s slate of director nominees for such subsequent annual meeting and (ii) 120 days after a SVP or CCM designee, as applicable, ceases to serve on the Board. The support agreements also provide for resignation of the respective designee upon breach of the applicable support agreement by SVP or CCM, or (i) in the case of a SVP designee, upon SVP ceasing collectively to beneficially own the lesser of an aggregate of (i) at least 8% of the Company’s then outstanding shares of Common Stock and (ii) 3,719,850 shares of the Company’s Class A common stock or (ii) the case of a CCM designee, upon CCM ceasing collectively to beneficially own the lesser of an aggregate of (A) at least 5% of the Company’s then outstanding shares of Common Stock and (B) 2,324,906 shares of the Company’s Class A common stock.

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

Director Independence

As discussed above under the heading “Director Independence”, our Board is subject to the independence standards under the NYSE, and the Board has determined that Messrs. Shellum, Moore, Langford, Brooks, Cabell, Heinemann, and Rowland are independent under these NYSE rules for purposes of service on the Board. Messrs. Geenberg and Morris, each of whom served on the Board for part of the 2018 fiscal year and resigned from our Board effective March 11, 2019, were also determined by our Board to have been independent under the NYSE independence standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditor and Fees

Grant Thornton LLP, our independent registered public accounting firm, audited our consolidated financial statements for fiscal year 2018. Grant Thornton LLP has billed us and our subsidiaries fees as set forth in the table below for (i) the audits of our 2018 and 2017 annual financial statements, reviews of quarterly financial statements, and other documents filed with the SEC and (ii) assurance and other services reasonably related to the audit or review of our financial statements.

	Audit Fees (1)	Audit-Related Fees (2)
Fiscal year 2018	$806,458	$78,750
Fiscal year 2017	$660,935	$256,060

(1)

The 2018 amounts include fees for professional services incurred with rendering an integrated audit opinion under Section 404 of the Sarbanes-Oxley Act of 2002, as a result of exiting “non-accelerated filer” status in the year subsequent to becoming a public company.

(2)

Audit related fees in 2018 were related to comfort letter procedures related to our offering of $300.0 million of senior unsecured notes due 2023. Audit related fees in 2017 were primarily related to procedures performed on our bankruptcy and fresh start accounting disclosures and certain registration statements.

There were no fees billed in 2018 or 2017 that would constitute “Tax Fees” or “All Other Fees.”

Pre-Approval Policies and Procedures

We currently have three Board committees: Audit, Compensation and Nominating & Governance. Our Audit Committee has adopted policies regarding the pre-approval of auditor services. Specifically, the Audit Committee approves all services provided by the independent public accountants at its annual March meeting. All additional services must be pre-approved on a case-by-case basis. Our Audit Committee reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled board meetings. All of the services provided by Grant Thornton LLP during fiscal year 2018 were approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

(1)	Financial Statements.

See Index to Financial Statements appearing on page 82 of the Original Report.

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

*

Filed herewith solely for the purpose of filing the correct version of the Form of Indemnification Agreement and supersedes and replaces the version filed as Exhibit 10.5 to Chaparral Energy, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPARRAL ENERGY, INC.

By:	/s/ K. Earl Reynolds
Name:	K. Earl Reynolds
Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert F. Heinemann	Chairman of the Board	April 29, 2019
Robert F. Heinemann

/s/ K. Earl Reynolds	Chief Executive Officer and Director	April 29, 2019
K. Earl Reynolds	(Principal Executive Officer)

/s/ Scott Pittman Scott Pittman	Chief Financial Officer and Senior Vice President	April 29, 2019
(Principal Financial Officer and Principal Accounting Officer)

/s/ Douglas E. Brooks	Director	April 29, 2019
Douglas E. Brooks

/s/ Matthew D. Cabell	Director	April 29, 2019
Matthew D. Cabell

/s/ Samuel Langford	Director	April 29, 2019
Samuel Langford

/s/ Kenneth W. Moore	Director	April 29, 2019
Kenneth W. Moore

/s/ Marcus C. Rowland	Director	April 29, 2019
Marcus C. Rowland

/s/ Gysle Shellum	Director	April 29, 2019
Gysle Shellum