Form 10-Q
period 2019-06-30
Chaparral Energy, Inc.
filed 2019-08-08
CIK 1346980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Number of shares outstanding of each of the issuer’s classes of common stock as of August 5, 2019:

Class	Number of Shares
Class A Common Stock, $0.01 par value	46,417,442

CHAPARRAL ENERGY, INC.

CAUTIONARY NOTE
REGARDING FORWARD-LOOKING STATEMENTS
This report includes statements that constitute forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flow, pending legal and regulatory proceedings and claims, including environmental matters, future economic performance, operating income, cost savings, and management’s plans, strategies, goals and objectives for future operations and growth. These forward-looking statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should,” “seek,” “project,” “plan” or similar expressions. Any statement that is not a historical fact is a forward-looking statement. It should be understood that these forward-looking statements are necessarily estimates reflecting the best judgment of senior management, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements in this report may include, for example, statements about:

•	fluctuations in demand or the prices received for oil and natural gas;

•	the amount, nature and timing of capital expenditures;

•	drilling, completion and performance of wells;

•	inventory of drillable locations;

•	competition;

•	government regulations;

•	timing and amount of future production of oil and natural gas;

•	costs of exploiting and developing properties and conducting other operations, in the aggregate and on a per-unit equivalent basis;

•	changes in proved reserves;

•	operating costs and other expenses;

•	our future financial condition, results of operations, revenue, cash flows and expenses;

•	estimates of proved reserves;

•	exploitation of property acquisitions; and

•	marketing of oil and natural gas.
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

Chaparral Energy, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

(dollars in thousands, except share data)	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$32,648	$37,446
Accounts receivable, net	52,686	66,087
Inventories, net	4,142	4,059
Prepaid expenses	1,774	2,814
Derivative instruments	4,524	24,025
Total current assets	95,774	134,431
Property and equipment, net	36,265	43,096
Right of use assets from operating leases	9,005	—
Oil and natural gas properties, using the full cost method:
Proved	1,107,203	915,333
Unevaluated (excluded from the amortization base)	426,738	466,616
Accumulated depreciation, depletion, amortization and impairment	(384,401)	(221,431)
Total oil and natural gas properties	1,149,540	1,160,518
Derivative instruments	221	2,199
Other assets	411	425
Total assets	$1,291,216	$1,340,669
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$73,770	$73,779
Accrued payroll and benefits payable	7,807	10,976
Accrued interest payable	12,207	13,359
Revenue distribution payable	26,825	26,225
Long-term debt and financing leases, classified as current	11,502	12,371
Derivative instruments	4,802	—
Total current liabilities	136,913	136,710
Long-term debt and financing leases, less current maturities	382,295	295,100
Derivative instruments	9,196	1,542
Noncurrent operating lease obligations	2,075	—
Deferred compensation	693	540
Asset retirement obligations	22,300	22,090
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 192,130,071 shares authorized; 46,885,198 issued and 46,417,442 outstanding at June 30, 2019 and 46,651,616 issued and 46,390,513 outstanding at December 31, 2018	469	467
Additional paid in capital	977,611	974,616
Treasury stock, at cost, 467,756 and 261,103 shares as of June 30, 2019 and December 31, 2018	(6,107)	(4,936)
Accumulated deficit	(234,229)	(85,460)
Total stockholders' equity	737,744	884,687
Total liabilities and stockholders' equity	$1,291,216	$1,340,669

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
(in thousands, except share and per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues:
Net commodity sales	$66,707	$58,427	$115,326	$116,316
Sublease revenue	1,198	1,198	2,396	2,396
Total revenues	67,905	59,625	117,722	118,712
Costs and expenses:
Lease operating	13,371	15,009	25,665	29,552
Production taxes	3,802	2,768	6,682	5,445
Depreciation, depletion and amortization	30,282	20,407	53,997	41,513
Impairment of oil and gas assets	63,593	—	113,315	—
Impairment of other assets	6,407	—	6,407	—
General and administrative	7,315	8,190	15,628	19,697
Cost reduction initiatives	—	824	—	824
Other	403	403	806	1,231
Total costs and expenses	125,173	47,601	222,500	98,262
Operating (loss) income	(57,268)	12,024	(104,778)	20,450
Non-operating income (expense):
Interest expense	(5,571)	(1,739)	(10,135)	(3,110)
Derivative gains (losses)	17,734	(32,286)	(33,282)	(48,787)
Gain (loss) on sale of assets	491	469	490	(575)
Other (expense) income, net	(302)	19	(288)	104
Net non-operating income (expense)	12,352	(33,537)	(43,215)	(52,368)
Reorganization items, net	(313)	(480)	(776)	(1,517)
Loss before income taxes	(45,229)	(21,993)	(148,769)	(33,435)
Income tax expense	—	—	—	—
Net loss	$(45,229)	$(21,993)	$(148,769)	$(33,435)
Earnings per share:
Basic for Class A and Class B (1)	(0.99)	(0.49)	(3.27)	(0.74)
Diluted for Class A and Class B (1)	(0.99)	(0.49)	(3.27)	(0.74)
Weighted average shares used to compute earnings per share:
Basic for Class A and Class B (1)	45,641,797	45,338,650	45,549,518	45,241,513
Diluted for Class A and Class B (1)	45,641,797	45,338,650	45,549,518	45,241,513
 ____________________________________________________________
(1) See “Note 2: Earnings per share.”

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common stock
(dollars in thousands)	Shares outstanding	Amount	Additional paid in capital	Treasury stock	Accumulated deficit	Total
As of December 31, 2017	46,827,762	$468	$961,200	$—	$(118,902)	$842,766
Stock-based compensation	—	—	5,581	—	—	5,581
Restricted stock forfeited	(83,770)	(1)	—	—	—	(1)
Repurchase of common stock	(63,919)	—	—	(1,422)	—	(1,422)
Net loss	—	—	—	—	(11,442)	(11,442)
Balance at March 31, 2018	46,680,073	467	966,781	(1,422)	(130,344)	835,482
Stock-based compensation	55,000	—	2,336	—	—	2,336
Restricted stock forfeited	(81,683)	—	—	—	—	—
Repurchase of common stock	(192,976)	—	—	(3,450)	—	(3,450)
Net loss	—	—	—	—	(21,993)	(21,993)
Balance at June 30, 2018	46,460,414	$467	$969,117	$(4,872)	$(152,337)	$812,375

	Common stock
(dollars in thousands)	Shares outstanding	Amount	Additional paid in capital	Treasury stock	Accumulated deficit	Total
As of December 31, 2018	46,390,513	$467	$974,616	$(4,936)	$(85,460)	$884,687
Stock-based compensation	94,078	1	1,423	—	—	1,424
Restricted stock forfeited	(97,113)	(1)	—	—	—	(1)
Repurchase of common stock	(80,422)	—	—	(463)	—	(463)
Net loss	—	—	—	—	(103,540)	(103,540)
Balance at March 31, 2019	46,307,056	467	976,039	(5,399)	(189,000)	782,107
Stock-based compensation	160,400	1	1,249	—	—	1,250
Restricted stock forfeited	—	—	—	—	—	—
Repurchase of common stock	(126,231)	—	—	(708)	—	(708)
Issuance of common stock - litigation settlement	76,217	1	323	—	—	324
Net loss	—	—	—	—	(45,229)	(45,229)
Balance at June 30, 2019	46,417,442	$469	$977,611	$(6,107)	$(234,229)	$737,744

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
(in thousands)	June 30, 2019	June 30, 2018
Cash flows from operating activities
Net loss	$(148,769)	$(33,435)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	53,997	41,513
Derivative losses	33,282	48,787
Impairment of oil and gas assets	113,315	—
Impairment of other assets	6,407	—
(Gain) loss on sale of assets	(490)	575
Other	1,621	3,578
Change in assets and liabilities
Accounts receivable	13,584	(7,660)
Inventories	40	(3,162)
Prepaid expenses and other assets	1,055	286
Accounts payable and accrued liabilities	(18,389)	(4,221)
Revenue distribution payable	600	7,243
Deferred compensation	1,852	6,566
Net cash provided by operating activities	58,105	60,070
Cash flows from investing activities
Expenditures for property, plant, and equipment and oil and natural gas properties	(146,434)	(176,275)
Proceeds from asset dispositions	857	6,591
Proceeds from (payments on) derivative instruments, net	653	(9,769)
Net cash used in investing activities	(144,924)	(179,453)
Cash flows from financing activities
Proceeds from long-term debt	85,000	116,000
Repayment of long-term debt	(343)	(243,391)
Proceeds from Senior Notes	—	300,000
Principal payments under financing lease obligations	(1,445)	(1,329)
Payment of debt issuance costs and other financing fees	(20)	(6,316)
Treasury stock purchased	(1,171)	(4,872)
Net cash provided by financing activities	82,021	160,092
Net (decrease) increase in cash and cash equivalents	(4,798)	40,709
Cash and cash equivalents, at beginning of period	37,446	27,732
Cash and cash equivalents, at end of period	$32,648	$68,441

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

The financial information as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, is unaudited. The financial information as of December 31, 2018 has been derived from the audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018. In management’s opinion, such information contains all adjustments considered necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2019.

Certain reclassifications have been made to prior period financial statements to conform to current period presentation. The reclassifications had no effect on our previously reported results of operations.

Cash and cash equivalents

We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of June 30, 2019, cash with a recorded balance totaling approximately $29,695 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.

Accounts receivable

We have receivables from joint interest owners and oil and natural gas purchasers which are generally uncollateralized. Accounts receivable consisted of the following:

	June 30, 2019	December 31, 2018
Joint interests	$25,713	$31,573
Accrued commodity sales	25,318	30,287
Derivative settlements	1,120	2,092
Other	1,538	3,375
Allowance for doubtful accounts	(1,003)	(1,240)
	$52,686	$66,087

Inventories

Inventories consisted of the following:

	June 30, 2019	December 31, 2018
Equipment inventory	$3,752	$3,663
Commodities	569	574
Inventory valuation allowance	(179)	(178)
	$4,142	$4,059

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited)
(dollars in thousands, except per share amounts)

Property and equipment, net

Major classes of property and equipment are shown in the following table:

	June 30, 2019	December 31, 2018
Furniture and fixtures	$520	$520
Automobiles and trucks	4,712	3,548
Machinery and equipment	21,832	21,482
Office and computer equipment	6,685	6,183
Building and improvements	18,738	18,693
	52,487	50,426
Less accumulated depreciation, amortization and impairment	21,341	12,449
	31,146	37,977
Land	5,119	5,119
	$36,265	$43,096

Impairment of other assets. During the second quarter of 2019, we commenced efforts to locate a buyer for our headquarters building. In conjunction with these efforts, we obtained a third party valuation on the fair value of the property. The valuation appraised the property at an amount lower than its net book value at the time. Based on this market appraisal and our expectations that, more likely than not, the headquarters building will be sold before the end of its useful life, we determined that the net book value of the property would not be recoverable. As a result, we recorded an impairment of $6,407 to write-down the net book value of the property to its fair value based on its market appraisal.

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

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited)
(dollars in thousands, except per share amounts)

The costs of unevaluated oil and natural gas properties consisted of the following :

	June 30, 2019	December 31, 2018
Leasehold acreage	$395,002	$427,206
Capitalized interest	15,696	11,377
Wells and facilities in progress of completion	16,040	28,033
Total unevaluated oil and natural gas properties excluded from amortization	$426,738	$466,616

Ceiling Test. In accordance with the full cost method of accounting, the net capitalized costs of oil and natural gas properties are not to exceed their related PV-10 value, net of tax considerations, plus the cost of unproved properties not being amortized.

Our estimates of oil and natural gas reserves as of June 30, 2019, and the related PV-10 value, were prepared using an average price for oil and natural gas on the first day of each month for the prior twelve months as required by the SEC. We recorded ceiling test write-downs to our oil and natural gas properties of $63,593 and $113,315 for the three and six months ended June 30, 2019, respectively. These losses are reflected in “Impairment of oil and gas assets” in our consolidated statements of operations.

Producer imbalances. We account for natural gas production imbalances using the sales method, whereby we recognize revenue on all natural gas sold to our customers regardless of our proportionate working interest in a well. Liabilities are recorded for imbalances greater than our proportionate share of remaining estimated natural gas reserves. Our aggregate imbalance positions at June 30, 2019, and December 31, 2018, were immaterial.

Revenue recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that supersedes previous revenue recognition requirements which has been codified as Accounting Standards Codification 606: Revenue from Contracts with Customers (“ASC 606”) and adopted by us in 2018. ASC 606 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The following table displays the revenue disaggregated and reconciles the disaggregated revenue to the revenue reported:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Oil	$50,990	$42,752	$83,792	$85,802
Natural gas	10,476	8,390	21,682	17,126
Natural gas liquids	11,025	11,120	20,242	20,711
Gross commodity sales	72,491	62,262	125,716	123,639
Transportation and processing	(5,784)	(3,835)	(10,390)	(7,323)
Net commodity sales	$66,707	$58,427	$115,326	$116,316

Please see “Note 16: Revenue recognition” in "Item 8. Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of our revenue recognition policy including a description of products and revenue disaggregation criteria, performance obligations, pricing , measurement and contract assets and liabilities.

Income taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of permanent differences and discrete items. Management judgment is required in estimating operating income in order to determine our effective income tax rate. Our effective income tax rate was 0% and 0% for the three and six months ended June 30, 2019 and 2018, respectively. The consistent effective tax rate for the six months ended June 30, 2019, is a result of maintaining a valuation allowance against substantially all of our net deferred tax asset.

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited)
(dollars in thousands, except per share amounts)

Despite the Company’s net loss for the three and six month period ended June 30, 2019, we did not record any net deferred tax benefit, as any deferred tax asset arising from the benefit is reduced by a valuation allowance as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured.

A valuation allowance for deferred tax assets, including net operating losses ("NOLs"), is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of our industry.

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

The benefit of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the consolidated financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. Interest and penalties, if any, related to uncertain tax positions would be recorded in interest expense and other expense, respectively. There were no uncertain tax positions at June 30, 2019, or December 31, 2018.

As a result of the Chapter 11 reorganization and related transactions, the Company experienced an ownership change within the meaning of Internal Revenue Code ("IRC") Section 382 on March 21, 2017. This ownership change subjected certain of the Company’s tax attributes, including $760,067 of federal net operating loss carryforwards, to an IRC Section 382 limitation. This limitation has not resulted in a current tax liability for the six month period ended June 30, 2019, or any intervening period since March 21, 2017. If we were to experience an additional “ownership change,” as determined under IRC Section 382, our ability to offset taxable income arising after the ownership change with NOLs generated prior to the ownership change would be limited, possibly substantially. In general, an ownership change will occur if there is a cumulative increase in our ownership of more than 50 percentage points by one or more “5% shareholders” at any time during a rolling three-year period. In the event of an ownership change, IRC Section 382 imposes an annual limitation on the amount of the Company’s taxable income that can be offset by these carryforwards after an ownership change. The limitation is generally equal to the product of (a) the fair market value of the equity of the Company multiplied by (b) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are net unrealized built-in gains in the Company’s assets at the time of the ownership change, and those net unrealized built-in gains are recognized during the 60 month recognition period following the ownership change. Future ownership changes or future regulatory changes could limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows once we attain profitability.

Cost reduction initiatives

These include expenses related to our efforts to reduce our capital, operating and administrative costs in response to industry conditions. The expense consists of costs for one-time severance and termination benefits in connection with our reductions in force.

Other expense

Other expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Restructuring	$—	$—	$—	$425
Subleases	403	403	806	806
Total other expense	$403	$403	$806	$1,231

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

Subleases. Our subleases are comprised of CO2 compressors that were previously utilized in our EOR operations and leased as both financing and operating leases from U.S. Bank but are now subleased to the purchaser of our EOR assets (the “Sublessee”). Minimum payments under the subleases are equal to the original leases and as such we did not record any losses upon initiation of the subleases. Prior to the asset sale, the financing leases were included in our full cost amortization base and hence subject to amortization on a units-of-production basis, while also incurring interest expense. The payments under our operating leases were previously recorded as “Lease operating” expense on our statement of operations. Based on the facts and circumstances relating to our original leases and the current subleases, we determined that all the subleases were to be classified as operating leases from a lessor’s standpoint. Subsequent to the execution of the subleases in November 2017, all payments received from the Sublessee are reflected as “Sublease revenue” on our statement of operations. Minimum payments we make to U.S. Bank on the original operating leases are reflected as “Other” expense on our statement of operations. With respect to the financing leases, upon executing the subleases, we reclassified the amount associated with these leases from the full cost amortization base to “Property and equipment, net” on our balance sheet and have amortized the asset on a straight line basis prospectively. We will continue incurring interest expense on the financing leases. Please see “Note 5: Leases” for our disclosure on leases.

Joint development agreement

On September 25, 2017, we entered into a joint development agreement (“JDA”) with BCE Roadrunner LLC, a wholly-owned subsidiary of Bayou City Energy Management, LLC (“BCE”), pursuant to which BCE funded 100 percent of our drilling, completion and equipping costs associated with 30 joint venture STACK wells, subject to average well cost caps that vary by well-type across location and targeted formations, approximately between $3,400 and $4,000 per gross well. The JDA wells, which are drilled and operated by us, include 17 wells in Canadian County and 13 wells in Garfield County. The JDA provided us with a means to accelerate the delineation of our position within our Garfield and Canadian County acreage, realizing further efficiencies and holding additional acreage by production, and adding reserves. In exchange for funding, BCE received wellbore-only interest in each well totaling an 85% carve-out working interest from our original working interest (and we retained 15%) until the program reaches a 14% internal rate of return. Once achieved, a portion of BCE's ownership interest in all JDA wells will revert to us such that we will own a 75% working interest and BCE will retain a 25% working interest. We retained all acreage and reserves outside of the wellbore, with both parties entitled to revenues and paying lease operating expenses based on their working interest.

Our drilling and completion costs to date have been exceeding well cost caps specified under the JDA primarily due to inflation in the cost of oilfield services subsequent to our negotiations in mid-2017 that culminated in our entering into the JDA. In our negotiation with BCE to cover the inflationary cost increases, BCE had indicated willingness to increase the per well cost caps on remaining wells in exchange for adding more wells to the current program. Since we have achieved our goals to utilize the JDA as a means to delineate our acreage Garfield and Canadian counties, Oklahoma, we do not currently plan for any expansion of the JDA. For the six months ended June 30, 2019, we have therefore recorded additions to oil and natural gas properties of $3,571 in drilling and completion costs on JDA wells that have exceeded the well cost caps specified under the JDA. We have substantially completed all wells under the JDA.

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

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited)
(dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Loss on the settlement of liabilities subject to compromise	$—	$—	$—	$48
Professional fees	313	480	776	1,469
Total reorganization items	$313	$480	$776	$1,517

Recently adopted accounting pronouncements

In February 2016, the FASB issued authoritative guidance that supersedes previous lease recognition requirements and requires entities to recognize leases on-balance sheet and disclose key information about leasing arrangements. Please see “Note 5: Leases” for our disclosure regarding adoption of this update.

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

A reconciliation of the components of basic and diluted EPS is presented below:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Numerator for basic and diluted earnings per share
Net loss	$(45,229)	$(21,993)	$(148,769)	$(33,435)
Denominator for basic earnings per share
Weighted average common shares - Basic for Class A and Class B (1)	45,641,797	45,338,650	45,549,518	45,241,513
Denominator for diluted earnings per share
Weighted average common shares - Diluted for Class A and Class B (1)	45,641,797	45,338,650	45,549,518	45,241,513
Earnings per share
Basic for Class A and Class B (1)	$(0.99)	$(0.49)	$(3.27)	$(0.74)
Diluted for Class A and Class B (1)	$(0.99)	$(0.49)	$(3.27)	$(0.74)
Participating securities excluded from earnings per share calculations
Warrants (2)	—	140,023	—	140,023
Unvested restricted stock units - stock settled	81,119	—	81,119	—
Unvested restricted stock awards	706,821	1,126,669	706,821	1,126,669
________________________________

(1)
Effective December 19, 2018, all our outstanding Class B shares were converted to Class A shares and subsequently, all our outstanding common stock was comprised only of Class A common stock. Earnings per share for the three and six months ended June 30, 2018 reflects earnings per share for Class A and Class B common stock in aggregate whereas earnings per share for the three and six months ended June 30, 2019 reflects earnings per share for Class A common stock.

(2)
The warrants to purchase shares of our Class A common stock are antidilutive for three and six months ended June 30, 2018, due to the exercise price exceeding the average price of our Class A shares and due to the net loss we incurred. These warrants expired on June 30, 2018.

Note 3: Supplemental disclosures to the consolidated statements of cash flows

	Six months ended June 30,
	2019	2018
Net cash provided by operating activities included:
Cash payments for interest	$16,328	$5,755
Interest capitalized	(6,613)	(3,515)
Cash payments for reorganization items	857	1,551
Non-cash investing activities included:
Asset retirement obligation additions and revisions	386	1,112
Leasing right of use asset additions (see Note 5: Leases)	1,387	—
Change in accrued oil and gas capital expenditures	7,024	15,560

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited)
(dollars in thousands, except per share amounts)

Note 4: Debt
As of the dates indicated, long-term debt and financing leases consisted of the following:

	June 30, 2019	December 31, 2018
8.75% Senior Notes due 2023	$300,000	$300,000
Credit Facility	85,000	—
Real estate mortgage note	8,280	8,588
Installment note payable	492	354
Financing lease obligations	11,620	11,677
Unamortized debt issuance costs	(11,595)	(13,148)
Total debt, net	393,797	307,471
Less current portion	11,502	12,371
Total long-term debt, net	$382,295	$295,100

Credit Facility

The Credit Facility is a $750,000 facility collateralized by our oil and natural gas properties and is scheduled to mature on December 21, 2022. Availability under our Credit Facility is subject to the financial covenants discussed below and a borrowing base based on the value of our oil and natural gas properties and set by the banks semi-annually on or around May 1 and November 1 of each year. Our borrowing base under the Credit Facility as of June 30, 2019, was $325,000.

As of June 30, 2019, our outstanding borrowings were accruing interest at the Adjusted LIBO Rate (as defined in the Credit Facility), plus the Applicable Margin (as defined in the Credit Facility), which resulted in a weighted average interest rate of 4.66%.

The Credit Facility contains financial covenants that require, for each fiscal quarter, we maintain: (1) a Current Ratio (as defined in the Credit Facility) of no less than 1.00 to 1.00, and (2) a Ratio of Total Debt to EBITDAX (as defined in the Credit Facility) of no greater than 4.0 to 1.0 calculated on a trailing four-quarter basis. We were in compliance with these financial covenants as of June 30, 2019.

The Credit Facility contains covenants and events of default customary for oil and natural gas reserve-based lending facilities. Please see “Note 8: Debt” in "Item 8. Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of the material provisions of our Credit Facility.

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

The Senior Notes contain customary covenants, certain callable provisions and events of default. Please see “Note 8: Debt” in "Item 8. Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of the material provisions of our Senior Notes.

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited)
(dollars in thousands, except per share amounts)

Note 5: Leases

In February 2016, the FASB established Accounting Standards Codification ("ASC") Topic 842, Leases (“ASC 842”) which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASC 842 was subsequently amended by Accounting Standards Update (“ASU”) No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Targeted Improvements and ASU No 2019-01, Codification Improvements. The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases except those with a term of 12 months or less. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. We adopted the new standard on its effective date of January 1, 2019, which is also our date of initial application. Consequently, we have not updated financial information nor provided disclosures required under the new standard for dates and periods before January 1, 2019. Our disclosures for dates and periods before January 1, 2019, are provided in accordance with the requirements of ASC Topic 840, Leases (“ASC 840”).

We have elected the package of transition practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. Additionally, we have elected not to apply the recognition requirements of ASC Topic 842 to leases with durations of 12 months or less. Upon adoption of ASC 842, we carried over our existing capital lease obligations (now “financing leases” under ASC 842) and capital lease asset (now “right of use asset” under ASC 842) at their previous carrying value.

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

During 2019, we entered into lease financing agreements for our fleet trucks for $1,387. We intend to add additional vehicles throughout 2019 under the same fleet leasing arrangement. The lease financing obligations are for 48-month terms with the option for us to purchase the vehicle at any time during the lease term by paying the lessor's remaining unamortized cost in the vehicle. At the end of the lease term, the lessor's remaining unamortized cost in the vehicle will be a de minimis amount and hence ownership of the vehicle can be transferred to us at minimal cost. There are no residual value guarantees and nonlease components under these leases.

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

During the fourth quarter of 2018, we entered into 15-month leasing arrangements for two drilling rigs. These agreements specify a minimum daily rate on the rigs for which we utilize to measure the lease liability upon adoption of ASC 842. The actual daily rate may vary from the minimum rate depending on whether the rig is being mobilized, demobilized, engaged in drilling or on standby. The daily rate includes a non-lease labor component for which we have elected not to separate from the lease component for this asset class.

Short term leases

Our short term leases are those with lease terms of 12 months or less and are generally comprised of wellhead compressors, generators and drilling rigs with terms ranging from one month to six months. As discussed above, we have elected not to recognize right of use assets or lease liabilities for leases with durations of 12 months or less.

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

Lease assets and liabilities

Our operating lease and financing lease assets and liabilities are recorded on our balance sheet as of June 30, 2019 as follows:

	As of June 30, 2019
	Operating leases	Financing leases
Right of use asset:
Right of use assets from operating leases	$9,005	$—
Plant, property and equipment, net (1)	—	11,456
Total lease assets	$9,005	$11,456
Lease liability:
Account payable and accrued liabilities	$6,930	$—
Long-term debt and financing leases, classified as current	—	10,617
Long-term debt and financing leases, less current maturities	—	1,003
Noncurrent operating lease obligations	2,075	—
Total lease liabilities	$9,005	$11,620
________________________________

(1)	CO2 compressors included in Machinery and equipment and fleet vehicles included in automobiles and trucks. See “Note 1: Nature of operations and summary of significant accounting policies.”

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited)
(dollars in thousands, except per share amounts)

Our income, expenses and cash flows related to our leases is as follows for the three and six months ended June 30, 2019:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$749	$1,442
Interest on lease liabilities	117	230
Operating lease cost	308	616
Short-term lease cost	154	283
Variable lease cost	95	190
Sublease income	(1,198)	(2,396)
Total lease cost	$225	$365

Capitalized operating lease cost (1)	$3,371	$6,706

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases	$(117)	$(230)
Operating cash flows for operating leases	(308)	(616)
Investing cash flows for operating leases	(2,965)	(3,988)
Financing cash flows for finance leases	(746)	(1,445)
Right-of-use assets obtained in exchange for new finance lease liabilities	717	1,387
________________________________

(1)	The operating lease cost are related to drilling rigs and are capitalized as part of oil and natural gas properties on our balance sheets.

As of
June 30, 2019
Weighted-average remaining lease term - finance leases	0.7 years
Weighted-average remaining lease term - operating leases	1.2 years
Weighted-average discount rate - finance leases	4.08%
Weighted-average discount rate - operating leases	13.33%

Our rent expense for the three months and six months ended June 30, 2018, was $1,098 and $2,066, respectively.

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

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited)
(dollars in thousands, except per share amounts)

Lease maturities

Our lease payments for each of the next five years and thereafter are as follows:

	As of June 30, 2019		As of December 31, 2018 (1)
	Operating leases	Financing leases	Operating leases	Financing leases
2019	$6,877	$10,633	$13,890	$12,332
2020	1,233	392	1,330	—
2021	1,292	392	1,297	—
2022	274	392	278	—
2023	205	116	205	—
Thereafter	—	—	—	—
Total minimum lease payments	9,881	11,925	17,000	12,332
Less: imputed interest	876	305	*	*
Total lease liability	9,005	11,620	*	*
Less: current maturities of lease obligations	6,930	10,617	*	*
Noncurrent lease obligations	$2,075	$1,003	*	*
________________________________

(1)	Represents undiscounted firm commitments as of December 31, 2018
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

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes our crude oil derivatives outstanding as of June 30, 2019:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Purchased Puts	Sold Calls
2019
Oil swaps	1,311	$55.92	$—	$—
Oil roll swaps	240	$0.46	$—	$—
2020
Oil swaps	2,007	$50.56	$—	$—
Oil roll swaps	410	$0.38	$—	$—
Oil collars	195	$—	$55.00	$66.42
2021
Oil swaps	689	$46.24	$—	$—
Oil roll swaps	150	$0.30	$—	$—
The following table summarizes our natural gas derivatives outstanding as of June 30, 2019:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu
2019
Natural gas swaps	7,824	$2.85
Natural gas basis swaps	4,994	$(0.59)
2020
Natural gas swaps	6,000	$2.75
Natural gas basis swaps	3,600	$(0.46)
The following table summarizes our natural gas liquid derivatives outstanding as of June 30, 2019:

Period and type of contract	Volume Thousands of Gallons	Weighted average fixed price per gallon
2019
Natural gasoline swaps	7,896	$1.13
Propane swaps	17,472	$0.61
Butane	4,536	$0.71
2020
Natural gasoline swaps	4,788	$1.17
Propane swaps	10,668	$0.63
Butane	2,352	$0.71

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited)
(dollars in thousands, except per share amounts)

Effect of derivative instruments on the consolidated balance sheets

All derivative financial instruments are recorded on the balance sheet at fair value. See “Note 7: Fair value measurements” for additional information regarding fair value measurements. The estimated fair values of derivative instruments are provided below. The carrying amounts of these instruments are equal to the estimated fair values.

	As of June 30, 2019			As of December 31, 2018
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Natural gas derivative contracts	$5,240	$(145)	$5,095	$833	$(488)	$345
Crude oil derivative contracts	2,463	(19,909)	(17,446)	24,208	(4,452)	19,756
NGL derivative contracts	4,138	(1,040)	3,098	4,581	—	4,581
Total derivative instruments	11,841	(21,094)	(9,253)	29,622	(4,940)	24,682
Less:
Netting adjustments (1)	(7,096)	7,096	—	(3,398)	3,398	—
Derivative instruments - current	4,524	(4,802)	(278)	24,025	—	24,025
Derivative instruments - long-term	$221	$(9,196)	$(8,975)	$2,199	$(1,542)	$657
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

“Derivative gains (losses)” in the consolidated statements of operations are comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Change in fair value of commodity price derivatives	$17,596	$(26,761)	$(33,935)	$(39,018)
Settlements received (paid) on commodity price derivatives	138	(5,525)	653	(9,769)
Total derivative gains (losses)	$17,734	$(32,286)	$(33,282)	$(48,787)

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

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited)
(dollars in thousands, except per share amounts)

Recurring fair value measurements

As of June 30, 2019, and December 31, 2018, our financial instruments recorded at fair value on a recurring basis consisted of commodity derivative contracts (see “Note 6: Derivative instruments”). We had no Level 1 assets or liabilities. Our derivative contracts classified as Level 2 consisted of commodity price swaps and oil roll swaps which are valued using an income approach. Future cash flows from the commodity price swaps are estimated based on the difference between the fixed contract price and the underlying published forward market price. Our derivative contracts classified as Level 3 consisted of collars and natural gas basis swaps. The fair value of these contracts is developed by a third-party pricing service using a proprietary valuation model, which we believe incorporates the assumptions that market participants would have made at the end of each period. Observable inputs include contractual terms, published forward pricing curves, and yield curves. Significant unobservable inputs are implied volatilities and proprietary pricing curves. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. We review these valuations and the changes in the fair value measurements for reasonableness. All derivative instruments are recorded at fair value and include a measure of our own nonperformance risk for derivative liabilities or our counterparty credit risk for derivative assets.

The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of June 30, 2019			As of December 31, 2018
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$11,109	$(20,949)	$(9,840)	$29,370	$(4,718)	$24,652
Significant unobservable inputs (Level 3)	732	(145)	587	252	(222)	30
Netting adjustments (1)	(7,096)	7,096	—	(3,398)	3,398	—
	$4,745	$(13,998)	(9,253)	$26,224	$(1,542)	$24,682
________________________________

(1)
Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty. Positive and negative positions with counterparties are netted on the balance sheet only to the extent that they relate to the same current versus noncurrent classification.

Changes in the fair value of our derivative instruments, classified as Level 3 in the fair value hierarchy, were as follows for the periods presented:

	Six months ended June 30,
Net derivative assets (liabilities)	2019	2018
Beginning balance	$30	$(295)
Realized and unrealized gains (losses) included in derivative losses	441	(990)
Settlements paid	116	459
Ending balance	$587	$(826)
Gains (losses) relating to instruments still held at the reporting date included in derivative gains (losses) for the period	$742	$(678)
Nonrecurring fair value measurements

Asset retirement obligations. Additions to the asset and liability associated with our asset retirement obligations are measured at fair value on a nonrecurring basis. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. The table below discloses the inflation and discount rate assumptions for the periods presented:

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited)
(dollars in thousands, except per share amounts)

	Six months ended June 30, 2019		Six months ended June 30, 2018
	Low	High	Low	High
Inflation rate (1)	2.25%	2.25%	2.26%	2.26%
Credit-adjusted risk-free discount rate	12.35%	14.60%	6.92%	8.68%
________________________________

(1)	The inflation rate is measured as a single rate on an annual basis.

These estimates may change based upon future inflation rates and changes in statutory remediation rules. See “Note 8: Asset retirement obligations” for additional information regarding our asset retirement obligations.

Fair value of other financial instruments

Our significant financial instruments, other than derivatives, consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and debt. We believe the carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values due to the short-term maturities of these instruments.
The carrying value and estimated fair value of our debt were as follows:

	June 30, 2019		December 31, 2018
Level 2	Carrying value (1)	Estimated fair value	Carrying value (1)	Estimated fair value
8.75% Senior Notes due 2023	$300,000	$182,598	$300,000	$213,618
Credit Facility	85,000	85,000	—	—
Other secured debt (2)	8,772	8,772	8,942	8,942
________________________________

(1)	The carrying value excludes deductions for debt issuance costs.

(2)	Comprised of our real estate and equipment installment notes.
The carrying value of our Credit Facility and other secured long-term debt approximates fair value because the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. The fair value of our Senior Notes was estimated based on quoted market prices.
Counterparty credit risk
Our derivative contracts are executed with institutions, or affiliates of institutions, that are parties to our credit facilities at the time of execution, and we believe the credit risks associated with all of these institutions are acceptable. We do not require collateral or other security from counterparties to support derivative instruments. Master agreements are in place with each of our derivative counterparties which provide for net settlement in the event of default or termination of the contracts under each respective agreement. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivatives. Our loss is further limited as any amounts due from a defaulting counterparty that is a Lender, or an affiliate of a Lender, under our credit facilities can be offset against amounts owed to such counterparty Lender. As of June 30, 2019, the counterparties to our open derivative contracts consisted of eight financial institutions, of which all were lenders under our Credit Facility.
The following table summarizes our derivative assets and liabilities which are offset in the consolidated balance sheets under our master netting agreements. It also reflects the amounts outstanding under our credit facilities that are available to offset our net derivative assets due from counterparties that are lenders under our credit facilities.

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited)
(dollars in thousands, except per share amounts)

	Offset in the consolidated balance sheets			Gross amounts not offset in the consolidated balance sheets
	Gross assets (liabilities)	Offsetting assets (liabilities)	Net assets (liabilities)	Derivatives (1)	Amounts outstanding under credit facilities (2)	Net amount
June 30, 2019
Derivative assets	$11,841	$(7,096)	$4,745	$(887)	$(3,858)	$—
Derivative liabilities	(21,094)	7,096	(13,998)	887	—	(13,111)
	$(9,253)	$—	$(9,253)	$—	$(3,858)	$(13,111)
December 31, 2018
Derivative assets	$29,622	$(3,398)	$26,224	$(1,542)	$—	$24,682
Derivative liabilities	(4,940)	3,398	(1,542)	1,542	—	—
	$24,682	$—	$24,682	$—	$—	$24,682
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
We did not post additional collateral under any of these contracts as all of our counterparties are secured by the collateral under our credit facilities. Payment on our derivative contracts could be accelerated in the event of a default on our Credit Facility. The aggregate fair value of our derivative liabilities subject to acceleration in the event of default was $21,094 before offsets at June 30, 2019.
Note 8: Asset retirement obligations
The following table provides a summary of our asset retirement obligation activity:

Balance at January 1, 2019	$23,147
Liabilities incurred in current period	316
Liabilities settled or disposed in current period	(478)
Revisions in estimated cash flows	70
Accretion expense	713
Balance at June 30, 2019	$23,768
Less current portion included in accounts payable and accrued liabilities	1,468
Asset retirement obligations, long-term	$22,300

See “Note 7: Fair value measurements” for additional information regarding fair value assumptions associated with our asset retirement obligations.
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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cash LTIP expense (net of amounts capitalized)	$67	$193	$158	$288
Cash LTIP awarded	—	47	—	47
Cash LTIP payments	—	—	—	17

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited)
(dollars in thousands, except per share amounts)

As of June 30, 2019, the outstanding liability accrued for our Cash LTIP, based on requisite service provided, was $1,622. Beginning in October 2018, we ceased issuing cash grants under the Cash LTIP plan and instead are issuing restricted stock units ("RSUs") to our employees.

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

A summary of our restricted stock activity pursuant to our MIP is presented below:

	Time Shares			Performance Shares
	Weighted average award date fair value	Restricted shares	Vest date fair value	Weighted average award date fair value	Restricted shares
	($ per share)			($ per share)
Unvested and outstanding at January 1, 2019	$20.06	818,206		$20.12	125,528
Granted	$6.94	198,378		$6.74	55,000
Vested	$20.00	(393,178)	$2,319	$—	—
Forfeited	$20.05	(73,515)		$20.05	(23,598)
Unvested and outstanding at June 30, 2019	$15.36	549,891		$15.44	156,930

Beginning in October 2018, we have issued RSUs under our MIP to certain non-executive employees in lieu of cash awards. Certain RSUs are to be settled in stock upon vesting while others are to be settled in cash. The stock-settled RSUs are classified as equity awards while the cash settled RSUs are classified as liability awards. These awards, which are service-based, will vest in equal installments over a 3 year period. See “Note 1: Nature of operations and summary of significant accounting policies” in "Item 8 Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of accounting policies regarding our RSUs.

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited)
(dollars in thousands, except per share amounts)

A summary of our RSU activity is presented below:

	Stock-settled RSUs		Cash-settled RSUs
	Weighted average award date fair value	Restricted units	Weighted average award date fair value	Restricted units
	($ per share)		($ per share)
Unvested and outstanding at January 1, 2019	$17.66	89,633	$17.66	37,196
Granted	$—	—	$6.37	1,570
Forfeited	$17.66	(8,514)	$17.66	(5,394)
Unvested and outstanding at June 30, 2019	$17.66	81,119	$17.13	33,372

Companywide stock award

Historically, new employees were eligible for a grant of 100 shares subsequent to being employed for a certain period of time. There are no vesting requirements for these awards and thus compensation is recognized in full on the award date based on the closing price of our common stock on that date. During the six months ended June 30, 2019, 1,100 shares were awarded to new employees under this program.

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Stock-based compensation cost	$1,260	$2,335	$2,720	$7,915
Less: stock-based compensation cost capitalized	(399)	(664)	(1,025)	(1,621)
Stock-based compensation expense	$861	$1,671	$1,695	$6,294
Number of vested shares repurchased	126,231	192,976	206,653	256,895
Payments for stock-based compensation	$708	$3,449	$1,171	$4,872

Based on a quarter end market price of $4.71 per share of our Class A common stock, the aggregate intrinsic value of all restricted shares and stock settled RSUs outstanding was $3,711 as of June 30, 2019. The repurchases of shares and associated payments disclosed above were primarily for tax withholding and tax liabilities and are reflected as treasury stock transactions on our consolidated statements of stockholders’ equity. As of June 30, 2019, and December 31, 2018, accrued payroll and benefits payable included for stock-based compensation costs expected to be settled within the next twelve months were $43 and $17, respectively, all of which relates to our cash-settled RSUs. Unrecognized stock-based compensation cost of approximately $4,455 as of June 30, 2019, is expected to be recognized over a weighted-average period of 1.2 years.

Note 10: Commitments and contingencies

Standby letters of credit (“Letters”) available under our Credit Facility are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. We had Letters outstanding totaling $869 as of each of June 30, 2019 and December 31, 2018. When amounts under the Letters are paid by the lenders, interest accrues on the amount paid at the

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited)
(dollars in thousands, except per share amounts)

same interest rate applicable to borrowings under the Credit Facility. No amounts were paid by the lenders under the Letters; therefore, we paid no interest on the Letters during the six months ended June 30, 2019 or 2018.

Litigation and Claims

Chapter 11 Proceedings. Commencement of the Chapter 11 Cases automatically stayed many of the proceedings and actions against us noted below as well as other claims and actions that were or could have been brought prior to May 9, 2016 (“Petition Date”), and the claims remain subject to Bankruptcy Court jurisdiction. With respect to the proofs of claim asserted in the Chapter 11 Cases arising from the proceedings or actions below which were initiated prior to the Petition Date, we are unable to estimate the amount of such claims that will be allowed by the Bankruptcy Court due to, among other things, the complexity and number of legal and factual issues which are necessary to determine the amount of such claims and uncertainties related to the nature of defenses asserted in connection with the claims, the potential size of the putative classes, and the types of the properties and scope of agreements related to such claims. As a result, no reserves were established in respect of such proofs of claims or any of the proceedings or actions described below. To the extent that any of the legal proceedings were filed prior to the Petition Date and result in a claim being allowed against us, pursuant to the terms of the Reorganization Plan, such claims will be satisfied through the issuance of new stock in the Company or, if the amount of such claim is below the convenience class threshold, through cash settlement. Of the total alleged dollar amount of claims still unresolved, the large majority, as measured by the alleged amount of such claims, is comprised of claims from the Naylor Farms case described below. If the Bankruptcy Court were to allow the remaining unresolved proofs of claims from any of these cases, the Company, pursuant to the Plan of Reorganization, would be required to issue additional shares to the holders of such allowed proofs of claim, which could result in dilution to existing stockholders.

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

As discussed above, pursuant to the Reorganization Plan, if the plaintiffs ultimately prevail on the merits of their claims, any liability arising under judgment or settlement of the unsecured claims would be satisfied through the issuance of stock in the Company. We continue to dispute the plaintiffs’ allegations, dispute the case meets the requirements for class certification, and are objecting to the claims both individually and on a class-wide basis.

Lacheverjuan Bennett et al. v. Chaparral Energy, L.L.C., et al.  On March 26, 2018, a group of twenty-seven individual plaintiffs filed a lawsuit in the District Court of Logan County, State of Oklahoma against twenty-three named defendants, including us, and twenty-five unnamed defendants. Plaintiffs are all property owners and residents of Logan County, Oklahoma, and allege the

Chaparral Energy, Inc. and subsidiaries
Condensed notes to consolidated financial statements (unaudited)
(dollars in thousands, except per share amounts)

defendants, all oil and gas companies which have engaged in injection well operations, induced earthquakes which have caused damage to real and personal property, and caused emotional damages. Plaintiffs claim absolute liability for ultra-hazardous activities, negligence, gross negligence, public and private nuisance, and trespass, and ask for compensatory and punitive damages, and attorney fees and costs. We have filed a motion to dismiss the lawsuit which we expect the court to consider during the third quarter of 2019. In the meantime, we will vigorously defend the case.

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

Contractual obligations

We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases, financing leases and purchase obligations. Our operating leases include leases for drilling rigs, which have terms of up to 15 months, and leases on CO2 recycle compressors, which have terms of seven years. Aside from operating leases, we also have financing leases for our CO2 recycle compressors and fleet vehicles. In conjunction with the sale of our EOR assets, all our leased CO2 compressors were subleased to the buyer of those assets although we remain the primary obligor in relation to U.S. Bank, the originating lessor. The subleases are structured such that the lease payments and remaining lease term are identical to the original leases. As of June 30, 2019, other than additional borrowings under our Credit Facility and our new leases for fleet vehicles (see "Note 5: Leases"), we did not have material changes to our contractual commitments since December 31, 2018.

Note 11: Subsequent events

On August 5, 2019, we entered into a real estate purchase and sale agreement for the sale of the building housing our headquarters along with adjacent land, furniture and fixtures. Conditioned upon closing of this sale, we entered into a leaseback agreement with the buyer for approximately half of the office space in our headquarters building for a period of two years. We expect to receive consideration of $11,600 from the buyer upon closing of the sale which is not significantly different from the carrying value of the property. We anticipate utilizing the expected proceeds from this divestiture to pay off the outstanding balance of the real estate mortgage note upon closing.

On July 31, 2019, we executed a workforce reduction as part of a cost reduction strategy to better align our business with the current operating environment and drive long-term value. We expect to incur a one-time charge of approximately $968 during the third quarter of 2019 on severance costs for employees affected by the workforce reduction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in understanding our financial condition and results of operations for the three and six months ended June 30, 2019 and 2018. The information should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this quarterly report as well as the information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Statements in our discussion may be forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. For more information, see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Chaparral Energy (NYSE: CHAP) is an independent oil and natural gas exploration and production company headquartered in Oklahoma City. Founded in 1988, Chaparral is a pure-play operator focused in Oklahoma’s highly economic STACK/Merge Play, where it has approximately 130,000 net acres primarily in Kingfisher, Canadian and Garfield counties. The Company has approximately 221,000 net surface acres in the Mid-Continent region. Beginning in the early 1990s, our operations in the area later to become known as the STACK were focused on vertical wells and waterfloods. Since late 2013, however, we have concentrated on the horizontal development of the Mississippian-age Osage and Meramec formations, Devonian-age Woodford Shale formation as well as the Pennsylvanian-age Oswego formation.

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

Highlights

Our financial and operating performance in the second quarter of 2019 includes the following highlights and notable developments:

•
We grew net production from our STACK play to 2,165 MBoe and 3,599 MBoe for the three and six months ended June 30, 2019, respectively, representing increases of 80% and 56% from the prior year periods. Total net production was 2,574 MBoe and 4,448 MBoe for the three and six months ended June 30, 2019, respectively, representing increases of 43% and 26%, compared to net production for the prior year periods.

•
We lowered our lease operating expense from $8.36/Boe to $5.19/Boe, a decrease of 38% from the prior year quarter, primarily driven by production growth in our lower-cost STACK play and divestitures of certain non-core assets in 2018, which were assets characterized by higher operating costs compared to our STACK assets.

•	We brought online 40 new gross operated wells during the first half of the year, seven of which were part of our joint drilling program discussed below.

•	Our oil and natural gas capital expenditures for the six months ended June 30, 2019, was $152.5 million, with $130.5 million incurred for drilling and completions and $5.7 million on acquisitions.

•
We incurred a net loss for the three months ended June 30, 2019, of $45.2 million driven primarily by a ceiling impairment of $63.6 million which was partially offset by $17.6 million in non-cash mark-to-market gains on our commodity derivative instruments.

Capital development

We incurred capital expenditures of $152.5 million for the six months ended June 30, 2019, of which $130.5 million was for drilling and completions, which included completing and producing seven wells drilled in the prior year, drilling, completing and producing 26 wells, drilling five wells scheduled to be completed subsequent to June 30, 2019, and participating in wells operated by others. The $130.5 million of expenditure for drilling and completions includes $5.2 million for participating in wells operated by others. These wells do not include wells under our joint development agreement which we discuss below. We were operating four horizontal drilling rigs in the STACK early in the year and reduced to three rigs by the end of March 2019, which we expect to maintain for the remainder of the year. Our capital expenditures for the six months ended June 30, 2019 also includes $5.7 million on acquisitions of which $0.6 million were for nonmonetary acreage trades. We currently expect capital expenditures to be in the range of $260 million to $285 million for the full year 2019. Our 2019 capital expenditures may be adjusted as business conditions warrant and the amount, timing and allocation of such expenditures is largely discretionary and within our control. The aggregate amount of capital that we will expend may fluctuate materially based on market conditions, the actual costs to drill, complete and place on production operated wells, our drilling results, other opportunities that may become available to us and our ability to obtain capital.

Joint development agreement

In 2017, we entered into a joint development agreement (“JDA”) with BCE Roadrunner, LLC, a wholly-owned subsidiary of Bayou City Energy (“BCE”), pursuant to which BCE funded 100 percent of our drilling, completion and equipping costs associated with 30 STACK wells. The provisions of the JDA are described more fully in “Note 1: Nature of operations and summary of significant accounting policies” in "Item 1. Financial Statements" of this report. During the six months ended June 30, 2019, we drilled, completed and produced three wells and completed and produced four wells drilled in the prior year. As of June 30, 2019, we have substantially completed the joint development agreement.

Price uncertainty and the full-cost ceiling impairment

Energy commodity prices are volatile and a decline in commodity prices negatively impacts our revenues, profitability, cash flows, liquidity, and reserves, which could lead us to consider reductions in our capital program, asset sales or organizational changes.

We mitigate the effects of volatility in commodity prices primarily by working to make our overall cost structure competitive and supportive in a low price environment. In addition, we maintain flexibility in our capital investment program with a diversified drilling portfolio and limited long-term commitments, which enables us to respond quickly to industry price volatility. We also deal with price volatility by hedging a substantial portion of our expected future oil, natural gas and natural gas liquids production to reduce our exposure to commodity price decreases.  We currently have derivative contracts in place for a portion of production from 2019 through 2021 as disclosed in "Item 3. Quantitative and Qualitative Disclosures About Market Risk." The prices we receive for our oil, natural gas and natural gas liquids production affect our: (i) cash flow available for capital expenditures, (ii) ability to borrow and raise additional capital, (iii) ability to service debt, (iv) quantity of oil and natural gas we can produce, (v) quantity of oil and natural gas reserves, and (vi) operating results for oil and natural gas activities.

Price volatility also impacts our business through the full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending on the balance sheet date. Since the prices used in the cost ceiling are based on a trailing 12-month period, the full impact of price changes on our financial statements may not be recognized immediately but could be spread over several reporting periods. We recorded a ceiling test impairment on our oil and natural gas properties of $63.6 million and $113.3 million for the three and six months ended June 30, 2019 primarily due to a decrease in the price used to estimate our reserves as disclosed in the table below. If commodity prices remain at their current level or decline, we expect the trailing 12-month average price to decline as we progress through 2019 and we believe that it is probable that we would record further ceiling test impairment losses in 2019. In addition to commodity prices, our production rates, levels of proved reserves, estimated future operating expenses, estimated future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods. Please see “Note 1: Nature of operations and summary of significant accounting policies” in "Item 1. Financial Statements" of this report for further discussion of our ceiling test.

Benchmark prices utilized in ceiling test	June 30, 2019	March 31, 2019	December 31, 2018
Oil (per Bbl)	$61.39	$63.06	$65.56
Natural gas (per MMbtu)	$3.02	$3.07	$3.10
Natural gas liquids (per Bbl)	$22.71	$24.60	$25.56

Results of operations
Production
Production volumes by area were as follows (MBoe):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
STACK Areas:
STACK - Kingfisher County	646	533	1,251	1,210
STACK - Canadian County	1,125	347	1,601	596
STACK - Garfield County	343	260	639	405
STACK - Other	51	61	108	97
Total STACK Areas	2,165	1,201	3,599	2,308
Other	409	594	849	1,224
Total	2,574	1,795	4,448	3,532

Our total net production of 2,574 MBoe and 4,448 MBoe for the three and six months ended June 30, 2019, respectively, increased approximately 43% and 26%, compared to net production for the prior year periods. The increases were primarily a result of production growth in our STACK Area. Net production from our STACK play was 2,165 MBoe and 3,599 MBoe for the three and six months ended June 30, 2019, respectively, an increase of 80% and 56% from the prior year periods. This pattern of growth underscores our sole focus on developing the STACK which includes bringing online 65 gross (48 net) operated new wells in the area in the last 12 months.

Production growth during the second quarter of 2019 benefited from the timing of wells coming online as a result of our development strategy, which included full and partial section development. However, as a result of larger pads, the schedule of future wells coming online and additional full section development, the overall timing of our production growth may be uneven from quarter to quarter.

Revenues and transportation and processing

Our commodity sales are derived from the production and sale of oil, natural gas and natural gas liquids. These revenues do not include the effects of derivative instruments and may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

The following table presents information about our production and commodity sales before the effects of commodity derivative settlements:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Commodity sales (in thousands):
Oil	$50,990	$42,752	$83,792	$85,802
Natural gas	10,476	8,390	21,682	17,126
Natural gas liquids	11,025	11,120	20,242	20,711
Gross commodity sales	$72,491	$62,262	$125,716	$123,639
Transportation and processing	(5,784)	(3,835)	(10,390)	(7,323)
Net commodity sales	$66,707	$58,427	$115,326	$116,316
Production:
Oil (MBbls)	873	645	1,491	1,342
Natural gas (MMcf)	5,715	4,164	10,189	7,952
Natural gas liquids (MBbls)	749	456	1,259	865
MBoe	2,574	1,795	4,448	3,532
Average daily production (Boe/d)	28,286	19,725	24,576	19,514
Average sales prices (excluding derivative settlements):
Oil per Bbl	$58.41	$66.28	$56.20	$63.94
Natural gas per Mcf	$1.83	$2.01	$2.13	$2.15
NGLs per Bbl	$14.72	$24.39	$16.08	$23.94
Transportation and processing per Boe	$(2.25)	$(2.14)	$(2.34)	$(2.07)
Average sales price per Boe	$25.92	$32.55	$25.93	$32.93
Our gross commodity sales (excludes transportation and processing deductions) of $72.5 million and $125.7 million for the three and six months ended June 30, 2019, respectively, increased approximately 16% and 2% compared to gross commodity sales for the prior year periods. The increases for both the three months and six months ended June 30, 2019, compared to the prior year periods are due to volume increases partially offset by price decreases on all three commodities. The table below discloses the impact of price and production volume changes on our revenues.

	Three months ended June 30, 2019 vs. 2018		Six months ended June 30, 2019 vs. 2018
(in thousands)	Sales change	Percentage change in sales	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$(6,874)	(16.1)%	$(11,537)	(13.4)%
Production	15,112	35.4%	9,527	11.1%
Total change in oil sales	$8,238	19.3%	$(2,010)	(2.3)%
Change in natural gas sales due to:
Prices	$(1,032)	(12.3)%	$(254)	(1.5)%
Production	3,118	37.2%	4,810	28.1%
Total change in natural gas sales	$2,086	24.9%	$4,556	26.6%
Change in natural gas liquids sales due to:
Prices	$(7,241)	(65.2)%	$(9,901)	(47.8)%
Production	7,146	64.3%	9,432	45.5%
Total change in natural gas liquids sales	$(95)	(0.9)%	$(469)	(2.3)%

Transportation and processing revenue deductions principally consist of deductions by our customers for costs to prepare and transport production from the wellhead to a specified sales point and processing costs of gas into natural gas liquids. Transportation and processing deductions were $2.25/Boe and $2.34/Boe for the three and six months ended June 30, 2019, respectively, representing increases of 5% and 13% compared to the prior year periods. Transportation and processing rates were higher driven by production growth in our STACK area where we have experienced higher transportation and processing costs compared to our other operating areas. Transportation and processing contracts related to our recent development in the STACK are fee-based and we are experiencing a larger proportion of gas production subject to fee based processing arrangements as opposed to percentage of proceeds arrangements typically associated with our legacy properties.

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

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements on realized prices:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Oil (per Bbl):
Before derivative settlements	$58.41	$66.28	$56.20	$63.94
After derivative settlements	$56.13	$57.38	$55.54	$56.80
Post-settlement to pre-settlement price	96.1%	86.6%	98.8%	88.8%
Natural gas liquids (per Bbl):
Before derivative settlements	$14.72	$24.39	$16.08	$23.94
After derivative settlements	$16.08	$24.46	$17.33	$23.98
Post-settlement to pre-settlement price	109.2%	100.3%	107.8%	100.2%
Natural gas (per Mcf):
Before derivative settlements	$1.83	$2.01	$2.13	$2.15
After derivative settlements	$2.03	$2.06	$2.28	$2.13
Post-settlement to pre-settlement price	110.9%	102.5%	107.0%	99.1%

The estimated fair values of our oil, natural gas, and NGL derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

(in thousands)	June 30, 2019	December 31, 2018
Derivative (liabilities) assets:
Crude oil derivatives	$(17,446)	$19,756
Natural gas derivatives	5,095	345
NGL derivatives	3,098	4,581
Net derivative (liabilities) assets	$(9,253)	$24,682
The effects of derivative activities on our results of operations and cash flows were as follows:

	Three months ended June 30,
	2019		2018
(in thousands)	Non-cash fair value adjustment	Settlements (paid) received	Non-cash fair value adjustment	Settlements (paid) received
Derivative gains (losses):
Crude oil derivatives	$11,466	$(1,991)	$(24,347)	$(5,742)
Natural gas derivatives	4,889	1,113	(421)	182
NGL derivatives	1,241	1,016	(1,993)	35
Derivative gains (losses)	$17,596	$138	$(26,761)	$(5,525)

	Six months ended June 30,
	2019		2018
(in thousands)	Non-cash fair value adjustment	Settlements (paid) received	Non-cash fair value adjustment	Settlements (paid) received
Derivative (losses) gains:
Crude oil derivatives	$(37,203)	$(980)	$(36,776)	$(9,582)
Natural gas derivatives	4,750	52	(249)	(222)
NGL derivatives	(1,482)	1,581	(1,993)	35
Derivative (losses) gains	$(33,935)	$653	$(39,018)	$(9,769)

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

Lease operating expenses

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per Boe data)	2019	2018	2019	2018
Lease operating expenses:
STACK Areas	$8,445	$6,370	$15,559	$12,318
Other	4,926	8,639	10,106	17,234
Total lease operating expenses	$13,371	$15,009	$25,665	$29,552
Lease operating expenses per Boe:
STACK Areas	$3.90	$5.30	$4.32	$5.34
Other	$12.04	$14.54	$11.90	$14.08
Lease operating expenses per Boe	$5.19	$8.36	$5.77	$8.37
Lease operating expenses (“LOE”) are sensitive to changes in demand for field equipment, services, and qualified operational personnel, which is driven by demand for oil and natural gas. However, the timing of changes in operating costs may lag behind changes in commodity prices.

LOE for the three and six months ended June 30, 2019 was $13.4 million and $25.7 million, respectively, a decrease of 11% and 13% compared to the prior year periods. These decreases were due to the divestiture of high-cost non-core assets in 2018 partially offset by LOE increases in the STACK where we are growing production. LOE per Boe of $5.19 was 38% lower than the prior year quarter primarily as a result of the divestitures and the STACK growth described above. LOE per Boe of $3.90 in our STACK Areas was 26% lower compared to the prior year quarter as a result of a decrease in water hauling costs in certain areas of the STACK as pipeline infrastructure is expanded into the area and contract rates are locked in, as well as reduced costs for well maintenance. These same factors attributed to the 19% decrease in LOE per Boe for the six months ended June 30, 2019, compared to the prior year period.
Production taxes (which include severance and ad valorem taxes)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Production taxes (in thousands)	$3,802	$2,768	$6,682	$5,445
Production taxes per Boe	$1.48	$1.54	$1.50	$1.54
Production taxes as % of commodity sales	5.2%	4.4%	5.3%	4.4%

Production taxes for the three and six months ended June 30, 2019, of $3.8 million and $6.7 million, respectively, were 37% and 23% higher than the prior year periods. The increases were a result of the legislative tax increases discussed below. Production taxes on a per Boe basis did not increase despite the legislative rate increases due to price decreases on all three commodities.

In March 2018, the Oklahoma legislature approved a production tax increase from 2% to 5% during the first three years of production on horizontal wells spudded after July 1, 2015. The production tax rate on any new well is currently 5% of commodity revenues for the first 36 months and 7% thereafter.

Depreciation, depletion and amortization (“DD&A”)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
DD&A (in thousands):
Oil and natural gas properties (1)	$28,488	$18,182	$50,369	$36,641
Property and equipment	1,794	2,225	3,628	4,872
Total DD&A	$30,282	$20,407	$53,997	$41,513
DD&A per Boe:
Oil and natural gas properties (1)	$11.07	$10.13	$11.32	$10.37
Other fixed assets	0.69	1.24	0.82	1.38
Total DD&A per Boe	$11.76	$11.37	$12.14	$11.75
_________________________________________

(1)	Includes accretion of asset retirement obligations
We adjust our DD&A rate on oil and natural gas properties each quarter for changes in our estimates of oil and natural gas reserves and costs. Oil and natural gas DD&A for the three and six months ended June 30, 2019, of $28.5 million and $50.4 million, respectively, was 57% and 37% higher than the prior year periods due to higher production and a higher DD&A rate.
General and administrative expenses (“G&A”)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
G&A:
Gross G&A expenses	$9,836	$11,051	$20,871	$24,985
Capitalized exploration and development costs	(2,521)	(2,861)	(5,243)	(5,288)
Net G&A expenses	7,315	8,190	15,628	19,697
Cost reduction initiatives	—	824	—	824
Net G&A expenses and cost reduction initiatives	7,315	9,014	15,628	20,521
Net G&A expense per Boe	$2.84	$4.56	$3.51	$5.58
Net G&A and cost reduction initiatives per Boe	$2.84	$5.02	$3.51	$5.81
 Net G&A of $7.3 million and $15.6 million for the three and six months ended June 30, 2019, respectively, decreased 11% and 21% from the prior year periods primarily due to lower stock based compensation expense partially offset by one-time severance costs associated with the departure of certain company officers as disclosed in the table below.

Cost reduction initiatives include expenses related to our efforts to reduce our capital, operating and administrative costs in response to industry conditions. The expense consists of costs for one-time severance and termination benefits in connection with our reductions in force.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Officer severance costs	$—	$—	$1,058	$—
Stock compensation, gross	1,228	2,335	2,647	7,915
	$1,228	$2,335	$3,705	$7,915

Stock compensation expense was lower for the three and six months ended June 30, 2019, compared to the prior year periods because our executive stock grants are front loaded for three-year periods and subject to accelerated cost recognition which results in higher expense early during the life of a grant with graded vesting. In addition, stock compensation expense was lower for the six months ended June 30, 2019, compared to the prior year period as a result of forfeitures that occurred early in the year.

Other expense

Other expense consists of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Restructuring	$—	$—	$—	$425
Subleases	403	403	806	806
Total other expense	$403	$403	$806	$1,231
Restructuring expense. We previously incurred exit costs in conjunction with our EOR asset divestiture, which are predominantly comprised of one-time severance and termination benefits for the affected employees. The expense recorded in 2018 is a result of termination benefits for the final slate of employees terminated as a result of the divestiture.
Subleases. Our subleases are comprised of CO2 compressors that were previously utilized in our EOR operations and leased as both financing and operating leases from U.S. Bank but are now subleased to the purchaser of our EOR assets (the “Sublessee”).Please see “Note 5: Leases” in "Item 1. Financial Statements" of this report for further discussion of our leases.

Impairment of other assets

During the second quarter of 2019, we commenced efforts to locate a buyer for our headquarters building. In conjunction with these efforts, we obtained a third party valuation on the fair value of the property. The valuation appraised the property at an amount lower than its net book value at the time. Based on this market appraisal and our expectations that, more likely than not, the headquarters building will be sold before the end of its useful life, we determined that the net book value of the property would not be recoverable. As a result, we recorded an impairment of $6.4 million to write-down the net book value of the property to its fair value based on its market appraisal.
Income taxes

We did not record any net deferred tax benefit for the three months ended June 30, 2019, as any deferred tax asset arising from the benefit is reduced by a valuation allowance as utilization of the loss carryforwards and realization of other deferred tax assets cannot be reasonably assured. Please see “Note 12: Income Taxes” in "Item 8. Financial Statement and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2018, which contains additional information about our income taxes.

As a result of the Chapter 11 reorganization and related transactions, upon emergence from bankruptcy, we experienced an ownership change within the meaning of IRC Section 382 which subjected certain of the Company’s tax attributes, including our federal net operating loss carryforwards, to an IRC Section 382 limitation. If we were to experience an additional “ownership change,” our ability to offset taxable income arising after the ownership change with NOLs generated prior to the ownership change would be limited, possibly substantially. See "Note 1: Nature of operations and summary of significant accounting policies" in "Item 1. Financial Statements" of this report for our discussion of the Section 382 limitation.

Other income and expenses

Interest expense. The following table presents interest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Credit Facility	$838	$2,914	$988	$5,118
Senior Notes	6,562	146	13,125	146
Bank fees, other interest and amortization of issuance costs	1,292	673	2,635	1,361
Interest expense, gross	8,692	3,733	16,748	6,625
Capitalized interest	(3,121)	(1,994)	(6,613)	(3,515)
Total interest expense	$5,571	$1,739	$10,135	$3,110
Average borrowings	$391,405	$243,815	$362,557	$230,625

Interest expense for the three and six months ended June 30, 2019, was $5.6 million and $10.1 million, respectively, which was higher than the prior year periods, due to an increase in gross interest expense partially offset by an increase in capitalized interest. Gross interest expense was higher primarily due to a larger balance of outstanding debt, as disclosed in the average borrowings in the table above, coupled with an increase in the effective interest rate on our indebtedness. Our Senior Notes, which comprised the majority of our debt during 2019, carries a significantly higher interest rate compared to the interest rate on our Credit Facility, which comprised the majority of our debt in the prior year period. Capitalized interest for the three and six months ended June 30, 2019 of $3.1 million and $6.6 million, respectively, increased compared to the prior year periods due the aforementioned higher effective interest rate and a larger average balance in unevaluated non-producing leasehold. As a result of applying fresh start accounting upon our emergence from bankruptcy in March 2017, the carrying value of our unevaluated non-producing leasehold was significantly increased to reflect the fair value of our acreage in the STACK. However, we do not record capitalized interest on the portion of our unevaluated non-producing leasehold that resulted from the fresh start fair value adjustment.
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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Loss on the settlement of liabilities subject to compromise	$—	$—	$—	$48
Professional fees	313	480	776	1,469
Total reorganization items	$313	$480	$776	$1,517

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

Our business strategy requires that we continuously commit substantial investment to drill and develop our oil and natural gas properties such that production from new wells can offset the natural production decline from existing wells. During the past three years, cash flows from operations have been insufficient to fully fund our capital programs and were funded by borrowings and cash on hand.

As of June 30, 2019, our cash balance was $32.6 million and the amount outstanding under our Credit Facility was $85.0 million. Availability under our Credit Facility is subject to financial covenants, discussed below, and borrowing base redeterminations conducted semi-annually on or around May 1 and November 1, or upon occurrence of certain specified events. We continuously monitor our liquidity needs, coordinate our capital expenditure program with our expected cash flows, and evaluate our available alternative sources of liquidity. We believe that we have sufficient liquidity to fund our capital expenditures and day to day operations at a minimum for the next 12 months.

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

We mitigate the impact of volatility in commodity prices, in part through the use of derivative instruments which help stabilize our cash flow. We currently have derivative contracts in place for a portion of our oil, natural gas and natural gas liquids production from 2019 through 2021 (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk").
Sources and uses of cash

Our net change in cash is summarized as follows:

	Six months ended June 30,
(in thousands)	2019	2018
Cash flows provided by operating activities	$58,105	$60,070
Cash flows used in investing activities	(144,924)	(179,453)
Cash flows provided by financing activities	82,021	160,092
Net (decrease) increase in cash during the period	$(4,798)	$40,709
Our cash flows from operating activities is derived substantially from the production and sale of oil and natural gas. Cash flows from operating activities for the six months ended June 30, 2019, of $58.1 million, was marginally lower compared to the prior year. The decrease was primarily due to higher cash interest payments due to the timing of coupon payments on our Senior Notes partially offset by lower cash operating costs and changes in working capital.

We use the net cash provided by operations to partially fund our acquisition, exploration and development activities. During 2019, we also relied on borrowings from our Credit Facility and cash on hand to fund our capital expenditures.

Our cash flows from investing activities is typically comprised primarily of cash outflows for capital expenditures, cash inflows from asset dispositions and derivative settlement payments or receipts.

Our actual costs incurred, including costs that we have accrued for during the six months ended June 30, 2019, are summarized in the table below.

	Six months ended June 30, 2019
(in thousands)	STACK	Other	Total
Acquisitions (1)	$5,746	$—	$5,746
Drilling (2)	130,519	—	130,519
Enhancements	3,549	1,476	5,025
Operational capital expenditures incurred	139,814	1,476	141,290
Other (3)	—	—	11,177
Total capital expenditures incurred	$139,814	$1,476	$152,467
 ______________________________________________________

(1)	Includes $0.6 million of nonmonetary acreage trades.

(2)
Includes $5.2 million on development of wells operated by others and $12.0 million on our joint development agreement. Of the $12.0 million incurred on our joint development program, $3.6 million was incurred on costs that were in excess of the well cost caps specified under the agreement as a result of inflation and $8.4 million was incurred to acquire additional working interests.

(3)	For the six months ended June 30, 2019, this amount includes $5.2 million for capitalized general and administrative expenses, and $6.6 million for capitalized interest.
Net cash used in investing activities during the six months ended June 30, 2019 was comprised of cash outflows for capital expenditure of $146.4 million partially offset by receipts for derivative settlements of $0.7 million    and proceeds from asset sales of $0.9 million. Net cash used in investing activities during the six months ended June 30, 2018, was comprised of cash outflows for capital expenditure of $176.3 million and payments for derivative settlements of $9.8 million partially offset by proceeds from asset divestitures of $6.6 million. Capital expenditures during the six months ended June 30, 2018, included the closing payment of $54.8 million on our 7,000 acre leasehold purchase in January 2018.
Net cash from financing activities during the six months ended June 30, 2019, was comprised of borrowings on our Credit Facility of $85.0 million partially offset by cash outflows for repayment of debt and financing leases of $1.8 million and for treasury stock repurchases of $1.2 million. Net cash from financing activities during the six months ended June 30, 2018, was comprised of cash inflows from the issuance of our Senior Notes of $300.0 million and from borrowings on our New Credit Facility of $116.0 million partially offset by cash outflows for repayment of debt and capital leases of $244.7 million, for debt financing costs of $6.3 million and for treasury stock repurchases of $4.9 million.
Indebtedness
Debt consists of the following as of the dates indicated:

(in thousands)	June 30, 2019	December 31, 2018
8.75% Senior Notes due 2023	$300,000	$300,000
Credit Facility	85,000	—
Real estate mortgage notes	8,280	8,588
Financing lease obligations	11,620	11,677
Installment note payable	492	354
Unamortized issuance costs	(11,595)	(13,148)
Total debt, net	$393,797	$307,471
Credit Facility

The Credit Facility is a $750.0 million facility collateralized by our oil and natural gas properties and is scheduled to mature on December 21, 2022. Availability under our Credit Facility is subject to financial covenants (see "Note 4: Debt" in "Item 1. Financial Statements" of this report) and a borrowing base based on the value of our oil and natural gas properties and set by the banks semi-annually on or around May 1 and November 1 of each year. As of June 30, 2019, our borrowing base on the Credit Facility was $325.0 million.

The Credit Facility contains covenants and events of default customary for oil and natural gas reserve-based lending facilities. Please see “Note 8: Debt” in "Item 8 Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of the material provisions of our Credit Facility.

8.75% Senior Notes

On June 29, 2018, we issued at par $300.0 million in aggregate principal amount of our 8.75% Senior Notes maturing in July 15, 2023 in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The estimated offering costs were $7.3 million resulting in net proceeds of $292.7 million, which we used to repay the Credit Facility and for general corporate purposes.

Please see “Note 8: Debt” in "Item 8 Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of the material provisions of our Senior Notes.
Finance leases

During 2013, we entered into lease financing agreements with U.S. Bank for $24.5 million through the sale and subsequent leaseback of existing compressors owned by us. The lease financing obligations were for 84-month terms and with minimum lease payments of $3.2 million annually. As discussed above, these compressors are currently being subleased.

During 2019, we entered into lease financing agreements for our fleet trucks for $1.4 million. The lease financing obligations are for 48-month terms with the option for us to purchase the vehicle at any time during the lease term by paying the lessor's remaining unamortized cost in the vehicle. At the end of the lease term, the lessor's remaining unamortized cost in the vehicle will be a de minimis amount and hence title to the vehicle can be transferred to us at minimal cost.
Contractual obligations

We have numerous contractual commitments in the ordinary course of business including debt service requirements, operating leases, financing leases and purchase obligations. Our operating leases include leases for drilling rigs, which have terms of up to 15 months, and leases on CO2 recycle compressors, which have terms of seven years. Aside from operating leases, we also have financing leases for our CO2 recycle compressors and fleet vehicles. In conjunction with the sale of our EOR assets, all our leased CO2 compressors were subleased to the buyer of those assets although we remain the primary obligor in relation to U.S. Bank, the originating lessor. The subleases are structured such that the lease payments and remaining lease term are identical to the original leases. As of June 30, 2019, other than additional borrowings under our Credit Facility and our new leases for fleet vehicles, we did not have material changes to our contractual commitments since December 31, 2018.

Financial position
We believe that the following discussion of material changes in our balance sheet may be useful:

(in thousands)	June 30, 2019	December 31, 2018	Change
Assets
Right of use asset from operating leases	$9,005	$—	$9,005
Accounts receivable, net	52,686	66,087	(13,401)
Liabilities
Accounts payable and accrued liabilities	$73,770	$73,779	$(9)
Long-term debt and financing leases	393,797	307,471	86,326
Derivative instrument liabilities (assets) net	9,253	(24,682)	33,935
Noncurrent operating lease obligations	2,075	—	2,075

•	We recognized a right of use asset on operating leases pursuant to our adoption of the new lease accounting standard at the beginning of the year.

•
Accounts receivable, net, decreased due to lower commodity sales in the month prior to quarter end, resulting in a decline in trade receivables, and a decrease in capital spending prior to quarter end, resulting in a decline in joint interest receivables. .

•
While our accounts payable and accrued liabilities remained flat, the balance as of June 30, 2019, includes $6.9 million for our current obligations on operating leases pursuant to the adoption of the new lease accounting standard at the beginning of the year. The table above also discloses the noncurrent portion of these obligations totalling $2.1 million. The operating lease liabilities reflect our obligations on compressors and drilling rigs as of June 30, 2019.

•	Long-term debt was higher in total primarily due to $85.0 million in borrowings on our Credit Facility.

•	Our portfolio of derivative instruments reverted from a net asset to a net liability as a result of an increase in forward commodity prices.

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

The following tables provide a reconciliation of net loss to adjusted EBITDA for the specified periods:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Net loss	(45,229)	(21,993)	(148,769)	(33,435)
Interest expense	5,571	1,739	10,135	3,110
Depreciation, depletion, and amortization	30,282	20,407	53,997	41,513
Non-cash change in fair value of derivative instruments	(17,596)	26,761	33,935	39,018
Impact of derivative repricing	—	(1,680)	—	(2,252)
Loss on settlement of liabilities subject to compromise	—	—	—	48
Interest income	(2)	(1)	(2)	(2)
Stock-based compensation expense	852	1,671	1,654	6,294
(Gain) loss on sale of assets	(491)	(469)	(490)	575
Loss on impairment of oil and gas assets	63,593	—	113,315	—
Loss on impairment of other assets	6,407	—	6,407	—
Restructuring, reorganization and other	313	480	1,833	1,469
Adjusted EBITDA	$43,700	$26,915	$72,015	$56,338

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

(dollars in thousands)	June 30, 2019	December 31, 2018
Current assets per GAAP	$95,774	$134,431
Plus—Availability under Credit Facility	189,872	208,355
Less—Short term derivative instruments	(4,524)	(24,025)
Current assets as adjusted	$281,122	$318,761
Current liabilities per GAAP	136,913	136,710
Less—Current derivative instruments	(4,802)	—
Less—Current operating lease obligation	(6,930)	—
Less—Current asset retirement obligation	(1,468)	(1,057)
Less—Current maturities of long term debt	(11,502)	(12,371)
Current liabilities as adjusted	$112,211	$123,282
Current ratio per GAAP	0.70	0.98
Current ratio for loan compliance	2.51	2.59

Off-Balance Sheet Arrangements

At June 30, 2019, we did not have any off-balance sheet arrangements.

Critical accounting policies
For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.
Also see the footnote disclosures included in “Note 1: Nature of operations and summary of significant accounting policies” and “Note 5: Leases” in "Item 1. Financial Statements" of this report.

Recent accounting pronouncements
See recently adopted and issued accounting standards in “Note 1: Nature of operations and summary of significant accounting policies” in "Item 1. Financial Statements" of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity prices
Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our Credit Facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration and development activities. Based on our production for the six months ended June 30, 2019, our gross revenues from oil and natural gas sales would change approximately $2.7 million for each $1.00 change in oil and natural gas liquid prices and $1.0 million for each $0.10 change in natural gas prices.
To mitigate a portion of our exposure to fluctuations in commodity prices, we enter into various types of derivative instruments, which in the past have included commodity price swaps, collars, put options, enhanced swaps and basis protection swaps. We do not apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as “Derivative (losses) gains” in the consolidated statements of operations. This can have a significant impact on our results of operations due to the volatility of the underlying commodity prices. Please see “Note 6: Derivative instruments” in “Item 1. Financial Statements” of this report for further discussion of our derivative instruments.
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
The fair value of our outstanding derivative instruments at June 30, 2019 was a net liability of $9.3 million. Based on our outstanding derivative instruments as of June 30, 2019, summarized below, a 10% increase in the June 30, 2019, forward curves used to mark-to-market our derivative instruments would have increased our net liability position to $38.9 million, while a 10% decrease would have reverted our net liability to a net asset position of $19.2 million.

Our outstanding oil derivative instruments as of June 30, 2019, are summarized below:

Period and type of contract	Volume MBbls	Weighted average fixed price per Bbl
July - September 2019		Swaps	Purchased Puts	Sold Calls
Oil swaps	645	$55.96	$—	$—
Oil roll swaps	120	$0.46	$—	$—
October - December 2019
Oil swaps	666	$55.89	$—	$—
Oil roll swaps	120	$0.46	$—	$—
January - March 2020
Oil swaps	504	$50.47	$—	$—
Oil roll swaps	120	$0.46	$—	$—
Oil collars	195	$—	$55.00	$66.42
April - June 2020
Oil swaps	477	$50.65	$—	$—
Oil roll swaps	110	$0.42	$—	$—
July - September 2020
Oil swaps	495	$50.63	$—	$—
Oil roll swaps	90	$0.30	$—	$—
October - December 2020
Oil swaps	531	$50.49	$—	$—
Oil roll swaps	90	$0.30	$—	$—
January - March 2021
Oil swaps	170	$46.24	$—	$—
Oil roll swaps	90	$0.30	$—	$—
April - June 2021
Oil swaps	165	$45.97	$—	$—
Oil roll swaps	60	$0.30	$—	$—
July - September 2021
Oil swaps	183	$46.64	$—	$—
October - December 2021
Oil swaps	171	$46.07	$—	$—

Our outstanding natural gas derivative instruments as of June 30, 2019, are summarized below:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu
July - September 2019		Swaps
Natural gas swaps	3,847	$2.85
Natural gas basis swaps	3,164	$(0.61)
October - December 2019
Natural gas swaps	3,977	$2.85
Natural gas basis swaps	1,830	$(0.56)
January - March 2020
Natural gas swaps	1,500	$2.75
Natural gas basis swaps	900	$(0.46)
April - June 2020
Natural gas swaps	1,500	$2.75
Natural gas basis swaps	900	$(0.46)
July - September 2020
Natural gas swaps	1,500	$2.75
Natural gas basis swaps	900	$(0.46)
October - December 2020
Natural gas swaps	1,500	$2.75
Natural gas basis swaps	900	$(0.46)
Our outstanding natural gas liquid derivative instruments as of June 30, 2019 are summarized below:

Period and type of contract	Volume Thousands of Gallons	Weighted average fixed price per gallon
July - September 2019		Swaps
Natural gasoline swaps	3,696	$1.14
Propane swaps	8,316	$0.61
Butane	2,142	$0.71
October - December 2019
Natural gasoline swaps	4,200	$1.13
Propane swaps	9,156	$0.61
Butane	2,394	$0.71
January - March 2020
Natural gasoline swaps	4,032	$1.13
Propane swaps	8,988	$0.61
Butane	2,352	$0.71
April - June 2020
Natural gasoline swaps	756	$1.39
Propane swaps	1,680	$0.74
Interest rates.  All of the outstanding borrowings under our Credit Facility as of June 30, 2019 are subject to market rates of interest as determined from time to time by the banks. As of June 30, 2019, borrowings bear interest at the adjusted LIBO Rate, as defined under the Credit Facility, plus the applicable margin, which resulted in a weighted average interest rate of 4.66% on the amount outstanding. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level under our Credit Facility of $325.0 million, equal to our borrowing base at June 30, 2019, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $3.3 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019, at the reasonable assurance level.

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
Please see “Note 10: Commitments and contingencies” in "Item 1. Financial Statements" of this report for a discussion of our material legal proceedings. In our opinion, there are no other material pending legal proceedings to which we are a party or of which any of our property is the subject. However, due to the nature of our business, certain legal or administrative proceedings may arise from time to time in the ordinary course of business. While the outcome of these legal matters cannot be predicted with certainty, we do not expect them to have a material adverse effect on our financial condition, results of operations or cash flows.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2019	123,231	$5.61	N/A	N/A
May 1-31, 2019	—	$—	N/A	N/A
June 1-30, 2019	—	$—	N/A	N/A
Total	123,231	$5.61	N/A	N/A

(1)	All shares purchases relate to tax withholding and the payment of taxes in connection with vesting of restricted shares issued under our MIP.

Pursuant to a settlement agreement, the Company issued 76,217 shares in June 2019 to certain holders of general unsecured claims pursuant to pending litigation that existed at the date of the Reorganization Plan. These shares were issued under an exemption from registration requirements of the Securities Act pursuant to section 1145(a) of the Bankruptcy Code.

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

4.4*
Indenture dated June 29, 2018, among the Company, the Guarantors party thereto, and UMB Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 2, 2018).

4.5*	Form of 8.750% Senior Note due 2023 (Incorporated by reference to Exhibit A of Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 2, 2018).

10.1 †
Employment Agreement, dated as of April 22, 2019, by and between the Company and Scott Pittman. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed on April 23, 2019).

10.2 *
Third Amendment to Tenth Restated Credit Agreement, dated as of May 2, 2019, among Chaparral Energy, Inc., as borrower, Royal Bank of Canada, as administrative agent and issuing bank, and the additional lenders party thereto. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q filed on May 9, 2019).

10.3	Chaparral Energy, Inc. 2019 Long-Term Incentive Plan, effective June 28, 2019. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 02, 2019).

31.1	Certification by Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated by reference
†	Management contract or compensatory plan or arrangement

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

Date: August 8, 2019