Form 10-K
period 2019-12-31
Chaparral Energy, Inc.
filed 2020-03-12
CIK 1346980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission file number: 001-38602
Chaparral Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	73-1590941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Cedar Lake Boulevard Oklahoma City, Oklahoma	73114
(Address of principal executive offices)	(Zip code)
(405) 478-8770
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	CHAP	The New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock held by non-affiliates was $157.8 million, based upon $4.71 per share, the last reported sales price of the shares on the New York Stock Exchange on such date.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒     No  ☐
Number of shares outstanding of each of the registrant’s classes of common stock as of March 6, 2020:

Class	Number of shares
Class A Common Stock, par value $0.01 per share	47,938,374
Documents incorporated by reference:
Certain information called for in Items 10, 11, 12, 13 and 14 of Part III will be included in an amendment to this Annual Report on Form 10-K to be filed no later than April 29, 2020.

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

These forward-looking statements represent intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In addition to the risk factors described in Part I, Item 1A, Risk Factors, of this report, the risks and uncertainties include or relate to, but are not limited to:

•	future capital expenditures (or funding thereof) and working capital;

•	worldwide supply of and demand for oil and natural gas;

•	volatility and declines in oil and natural gas prices;

•	geopolitical events affecting oil and natural gas prices;

•	recent changes in the composition of the board of directors of the Company (the “Board”)

•	the effects of the departure of our former Chief Executive Officer (“CEO”) and the hiring of a new CEO on our employees, suppliers, regulators and business counterparties;

•	our inability to retain and attract key personnel;

•	risks related to the geographic concentration of our assets;

•	our ability to develop, explore for, acquire and replace oil and natural gas reserves and sustain production;

•	drilling plans (including scheduled and budgeted wells);

•	geologic and reservoir complexity and variability;

•	uncertainties in estimating our oil and gas reserves and the present values of those reserves;

•	the number, timing or results of any wells;

•	changes in wells operated and in reserve estimates;

•	activities on properties we do not operate;

•	availability and cost of drilling and production equipment, facilities, field service providers, gathering, processing and transportation;

•	competition in the oil and natural gas industry;

•	future tax matters;

•	outcome, effects or timing of legal proceedings (including environmental litigation);

•	our ability to make acquisitions and to integrate acquisitions;

•	effectiveness and extent of our risk management activities;

•	weather, including its impact on oil and natural gas demand and weather-related delays on operations;

•	integration of existing and new technologies into operations;

•	current borrowings, capital resources and liquidity;

•	covenant compliance under instruments governing any of our existing or future indebtedness, including our ability to comply with financial covenants under our Credit Agreement;

•	the effects of government regulation and permitting and other legal requirements;

•	legislation and regulatory initiatives;

•	volatility in the price of our common stock;

•	future growth and expansion;

•	future exploration;

•	changes in strategy and business discipline; and

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

GLOSSARY OF CERTAIN DEFINED TERMS
The terms defined in this section are used throughout this annual report on Form 10-K:

Bankruptcy Court	United States Bankruptcy Court for the District of Delaware

Basin	A low region or natural depression in the earth’s crust where sedimentary deposits accumulate.

Bbl	One stock tank barrel of 42 U.S. gallons liquid volume used herein in reference to crude oil, condensate, or natural gas liquids.

BBtu	One billion British thermal units.

Boe	One barrel of crude oil equivalent, determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil.

Boe/d	Barrels of oil equivalent per day.

Btu	British thermal unit, which is the heat required to raise the temperature of one pound of water from 58.5 to 59.5 degrees Fahrenheit.

Chapter 11 Cases
The voluntary petitions filed by Chaparral Energy, Inc. and its subsidiaries on May 9, 2016, seeking relief under Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware commencing cases for relief under chapter 11 of the Bankruptcy Code.

Completion
The process of treating a drilled well followed by the installation of permanent equipment for the production of oil or natural gas, or in the case of a dry well, the reporting to the appropriate authority that the well has been abandoned.

Credit Agreement	Tenth Restated Credit Agreement, as amended, by and among Chaparral Energy, Inc., Royal Bank of Canada as Administrative Agent and the Lenders thereto.

Developed acreage	The number of acres that are assignable to productive wells.

Development well	A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Disclosure Statement	Disclosure Statement for the Joint Plan of Reorganization for Chaparral Energy, Inc. and its Affiliate Debtors Under Chapter 11 of the Bankruptcy Code.

Dry well or dry hole	An exploratory, development or extension well that proves to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

Effective Date	March 21, 2017, the date of the Company’s emergence from bankruptcy.

EOR Areas	Areas where we previously injected, planned to inject and/or recycled CO2 as a means of oil recovery.

Enhanced oil recovery (EOR)	The use of any improved recovery method, including injection of CO2 or polymer, to remove additional oil after Secondary Recovery.

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

Horizontal drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval.

Indenture	Indenture dated June 29, 2018, among Chaparral Energy, Inc., the Guarantors party thereto, and UMB Bank, N.A., as Trustee, relating to our 8.750% Senior Notes due 2023.

MBbls	One thousand barrels of crude oil, condensate, or natural gas liquids.

MBoe	One thousand barrels of crude oil equivalent.

Mcf	One thousand cubic feet of natural gas.

MMBoe	One million barrels of crude oil equivalent.

MMBtu	One million British thermal units.

MMcf	One million cubic feet of natural gas.

MMcf/d	Millions of cubic feet per day.

Natural gas liquids (NGLs)
Those hydrocarbons in natural gas that are separated from the gas as liquids through the process of absorption, condensation, adsorption or other methods in gas processing or cycling plants. Natural gas liquids primarily include propane, butane, isobutane, pentane, hexane and natural gasoline.

Net acres	The sum of fractional working interests owned in gross acres or gross wells.

NYMEX	The New York Mercantile Exchange.

NYSE	The New York Stock Exchange.

OPEC	Organization of the Petroleum Exporting Countries

Play	A term describing an area of land following the identification by geologists and geophysicists of reservoirs with potential oil and natural gas reserves.

Prior Credit Facility
Eighth Restated Credit Agreement, dated as of April 12, 2010, by and among us, Chaparral Energy, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and The Lenders and Prepetition Borrowers Party Hereto. Pursuant to the Reorganization Plan, upon emergence from bankruptcy, our Prior Credit Facility was amended and restated in its entirety by the Exit Credit Facility.

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

Proved developed reserves
Reserves that can be expected to be recovered (i) through existing wells with existing equipment and operating methods, or in which the cost of the required equipment is relatively minor compared to the cost of a new well and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

Proved reserves
The quantities of oil and natural gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. For additional information, see the SEC’s definition in Rule 1-10(a)(22) of Regulation S-X, a link for which is available at the SEC’s website.

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

Seismic
Also known as a seismograph, it is a survey of an area by means of an instrument which records the vibrations of the earth. By recording the time interval between the source of the shock wave and the reflected or refracted shock waves from various formations, geophysicists are able to define the underground configurations.

Senior Notes	Our 8.75% senior notes due 2023.

STACK
The STACK is a play in the Anadarko basin of Oklahoma in which we operate and derives its name from the acronym standing for Sooner Trend Anadarko Canadian Kingfisher. It is a horizontal drilling play in an area with multiple productive reservoirs that had previously been drilled with vertical wells. Our STACK areas encompass all or parts of Canadian, Garfield, Kingfisher, Major, Blaine, Dewey, Woodward, Logan and Grady counties in Oklahoma. Our STACK areas’ borders include the Nemaha Ridge (East), the Chester outcrop (North), and deep gas bearing characteristics (South and West). This thick column (500’+) includes multiple, stacked, and productive reservoirs, each with high oil saturations and includes the Woodford, Osage, Meramec, Oswego, and other intervals within the STACK.

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

Wellbore	The hole drilled by the bit that is equipped for oil or natural gas production on a completed well. Also called a well or borehole.

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

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Overview

As an independent oil and natural gas exploration and production company headquartered in Oklahoma City, we are focused in Oklahoma’s hydrocarbon rich Mid-Continent region. Of our 210,000 net surface acres in the Mid-Continent region, approximately 122,000 net acres are located in the STACK play, primarily in Canadian, Kingfisher and Garfield counties.

Beginning in the early 1990s, our operations in the area later to become known as the STACK were focused on vertical wells and waterfloods. Since late 2013, however, we have concentrated on the horizontal development of the Mississippian-age Osage and Meramec formations, the Devonian-age Woodford Shale formation and the Pennsylvanian-age Oswego formation.

Building on early success achieved from our initial STACK drilling activities, we significantly increased our leasing and drilling activities from 2017 to 2019. Our activities focused on expanding our understanding of the productive extent and hydrocarbon content of the play and holding acreage with production, and during this time we successfully tested productive zones in the play, introduced new completions to improve recoveries, demonstrated repeatability of results, reduced cycle times, and de-risked a sizeable portion of our acreage in the play. Additionally, in 2018, we commenced the evaluation of full section infill development with multi-well patterns to help determine optimum well spacing and to maximize economic recovery of oil and natural gas from each formation.

As of December 31, 2019, our estimated proved oil and natural gas reserves were 96.6 MMBoe with a PV-10 value of approximately $514 million. Our estimated proved reserve life is approximately 10.1 years. These estimated proved reserves included 79.3 MMBoe of reserves in the STACK, representing a 7% increase from the prior year. Our total proved reserves were 67% proved developed, 28% crude oil, 34% natural gas liquids and 38% natural gas. As of December 31, 2019, we had an interest in 2,782 gross producing wells (867 net), 866 gross (684 net) of which we operate. Our daily net production in the fourth quarter of 2019 was approximately 29.7 MMBoe of which 85% was attributable to our STACK assets.

From 2017 through 2019, we increased our STACK production at a compound annual growth rate of approximately 51.1%. During 2019, we spent $228.8 million on drilling and completion activities in our STACK play where we drilled and/or participated in the drilling of 130 (51 net) horizontal wells. While we intend to grow our reserves and production through the development of multi-year inventory of identified drilling locations within the STACK over the long term, we plan to decrease our drilling activity in 2020 in response to recent lower commodity prices. Our activity level in 2020 will reflect a balancing of our goals to reduce cash outspend in 2020 while positioning ourselves to comply with leverage and other financial covenant ratios found in our financing documents. To the extent we reduce drilling activity to preserve cash, the natural decline in production from existing wells, coupled with depressed commodity prices, would result in a commensurate decline in the revenues associated with our leverage covenants.  At present, we are operating two horizontal drilling rigs; however, through the employment of short term contracts, we have retained the flexibility to reduce activity, as appropriate, to meet our goals. Our 2020 activities will focus on identifying and implementing cost reduction and cash flow optimization opportunities, prudently developing our acreage, expanding on the known productive extent of the play, monitoring production from optimized completions and continued refinement of our geologic and economic models in the area. We will also monitor the market for producing assets and may opportunistically acquire productive oil and gas wells with associated acreage.

Business Strategy

Our strategy is to leverage our operational and technical expertise in unconventional resource development to grow value by developing and exploiting our inventory of STACK horizontal drilling opportunities.

The key components of our strategy include:

Maintain Production and Reserves. Our December 31, 2019, reserve estimates reflect that our production rate on current proved developed producing properties will decline at annual rates of approximately 29%, 18%, and 14% for the next three years. To grow our production and cash flow, we must find, develop and acquire new oil and natural gas reserves to replace those being depleted by production.

Developing our Inventory. We plan on developing our inventory in a disciplined manner. Our goal is to effectively develop our assets in way that efficiently converts them into cash flow, while at the same time increasing long-term value for our stockholders. We utilize an earth model derived from 3-D seismic data to help identify our well locations, target intervals and well density. We design our wells in a way that enhances near-wellbore stimulated reservoir volume and manages well communication risk. We are continuously evaluating and applying lessons learned from one project to the next to enhance our return on the capital we invest in our operations. We continue to test the most efficient spacing and operating strategies in order to minimize depletion, competitive drainage and other communication issues between geologic targets. As we drill our inventory, we learn more about each of our geologic targets.

Reduction of Capital, G&A and Operating Costs. Reductions in capital, LOE and G&A costs have a direct impact on which wells and targets are economic. Since the beginning of 2019, the Company has reduced its corporate workforce and implemented cost reduction initiatives that will result in significant annualized G&A savings. The full impact of these 2019 reductions will be realized in 2020, although we saw initial savings flowing through in the second half of 2019. As for capital and LOE reductions, we have focused on capturing savings from current weakness in the sector, optimized water handling costs, and taken a data-driven approach to improve fixed costs and to reduce workover expenses. In 2020, our focus will remain on finding sustainable cost reductions and capturing savings in order to maximize our financial flexibility.

Competitive Strengths

We believe that the following strengths will help us achieve our business goals:

Strong Operational and Technical Expertise. Since emerging from our Chapter 11 restructuring in early 2017, we have concentrated on enhancing our operational and technical teams with proven industry leaders to strengthen our execution track record as we strive to create long-term stockholder value. As a result, we have assembled a seasoned and knowledgeable technical team with substantial experience and expertise in applying the most advanced technologies in unconventional resource play development, including 3-D seismic interpretation, horizontal drilling, comprehensive multi-stage hydraulic fracture stimulation programs and other technologies. Each of these industry veterans plays an integral role in furthering our geological understanding of our acreage, uncovering additional upside, and improving our operational results.

Established Acreage Position in the STACK. We have assembled a portfolio of STACK properties that offers significant development opportunities with economic rates of return. As of December 31, 2019, we hold over 247,000 gross (122,000 net) acres in the core of the STACK resource play. In addition, 83% of our net acreage position in the STACK is held by production. Based on our drilling and production results to date and offset operator activity in and around our project areas, we believe there are relatively low geologic risks and repeatable drilling opportunities across our core acreage.

High Degree of Operational Control. We are the operator of approximately 74% of our core STACK net acreage. This operating control allows us to better execute on our business strategies, including by designing cost efficient drilling programs to maximize hydrocarbon recovery. Additionally, as the operator of over a majority of our acreage, we retain the ability to increase or decrease out capital expenditure program based on commodity price outlooks.

Multi-year Drilling Inventory. We have identified a multi-year inventory of potential drilling and development locations in our STACK acreage. That acreage has multiple productive zones and we believe that our inventory of drilling locations will allow us to grow our reserves and production at attractive rates of return based on current expectations for commodity prices.

Operational Areas

The following tables present our production and proved reserves by our areas (and counties) of operation. Our operational areas currently include the STACK and Other. Please see Item 8. Financial Statements and Supplementary Data of this report for the results of our operations and financial position.

	Quarter ended	Twelve months ended
Net production (MBoe)	December 31, 2019	December 31, 2019
STACK:
Kingfisher County	875	2,821
Canadian County	1,159	3,703
Garfield County	254	1,192
Other	40	191
Total STACK	2,328	7,907
Other	408	1,686
Total	2,736	9,593

	Proved reserves as of December 31, 2019
	Oil (MBbls)	Natural gas (MMcf)	NGL (MBbls)	Total (MBoe)	Percent of total MBoe	PV-10 value ($MM)
STACK:
Kingfisher County	12,457	58,563	8,968	31,186	32%	$193
Canadian County	4,513	80,390	14,673	32,584	34%	162
Garfield County	2,411	41,094	4,900	14,160	15%	49
Other	97	4,623	526	1,394	1%	7
Total STACK	19,478	184,670	29,067	79,324	82%	$411
Other	7,771	36,080	3,450	17,234	18%	103
Total	27,249	220,750	32,517	96,558	100.0%	$514

Focused Areas

The STACK has been our predominant focus in recent years. It is a horizontal drilling play in an area with multiple productive reservoirs that had previously been drilled with vertical wells. It encompasses all or parts of Blaine, Canadian, Garfield, Kingfisher and Major counties in Oklahoma. The STACK play’s borders include the Nemaha Ridge (East), the Chester outcrop (North), and deep gas bearing characteristics (South and West). This thick column (500’+) includes multiple, stacked, and productive reservoirs, each with high oil saturations and includes the Woodford, Osage, Meramec, and Oswego intervals. The Woodford Shale is the primary source of hydrocarbon generation and migration into the target reservoirs, which act as natural traps and conduits for the oil migration from the Woodford. These complex carbonate-silt-shale stratigraphic intervals have proven to be very conducive to horizontal drilling and completion techniques. The stacking of reservoirs allows us to effectively recover oil and gas from multiple formations using multi-well pad drilling, well spacing techniques and other operational efficiencies, which result in significant cost savings, reduced environmental impacts and attractive rates of return. Our acreage is primarily in the “black oil” normal pressure window. As of December 31, 2019, we owned approximately 122,000 net surface acres in this play, which includes 194 gross operated producing horizontal wells and ownership interests in an additional 393 gross horizontal producing wells operated by others.

Primarily as a result of our drilling activity, our total annual production from this area increased to 7,907 MBoe in 2019 compared to 5,279 MBoe in 2018 and 3,464 MBoe in 2017. During 2019, we spent $228.8 million on drilling and completion activities in our STACK play where we drilled and/or participated in the drilling of 130 (51 net) horizontal wells.

Our drilling opportunities across the counties included within the STACK are described below:

Kingfisher County. The productive reservoirs in this area are the Meramec, Osage and Oswego. Of the various Oklahoma counties encompassed by the STACK play, our historical drilling experience has been predominantly in Kingfisher County, which included operating 88 gross (65 net) horizontal wells as of December 31, 2019. Including wells operated by others, we brought online 58 gross (20 net) wells in this county in 2019.

Canadian County. The productive reservoirs in this area are the Meramec and Woodford. Our STACK operations within this county include operating 59 gross (39 net) horizontal wells as of December 31, 2019. Including wells operated by others, we brought online 47 gross (26 net) wells in this county in 2019.

Garfield County. The productive reservoirs in this area are the Meramec and Osage. Our STACK operations within this county include operating 43 gross (31 net) horizontal wells as of December 31, 2019. Including wells operated by others, we brought online 20 gross (6 net) wells in this county in 2019. While our initial results in Garfield County were quite strong, they have become less consistent. We continue to analyze the data from our wells in Garfield County to better understand its complex geology.

Other Counties. We include our STACK assets dispersed across Major, Blaine, Dewey, Woodward, Logan and Grady counties, Oklahoma, within this category. The majority of our leasehold is held by production.

During 2019, we incurred $11.3 million in acquisitions primarily for leasing and pooling of acreage. This amount includes $0.8 million for seismic data and $1.4 million in non-monetary acreage trades.

Other Areas

With our core focus being in Kingfisher, Canadian and Garfield Counties in the past few years, our footprint outside the STACK is expected to be incrementally and consistently less significant to the Company over time. We deploy the free cash flow from these non-core properties to expand our development activities in the STACK. Our leasehold outside of the STACK is less attractive for drilling in the current price environment as compared to the STACK play, and therefore we have not expended any significant capital to develop this leasehold in recent years. Due to our asset sales and lack of capital spending in these non-core areas in recent years, production has declined from 3,173 MBoe in 2017 to 2,211 MBoe in 2018 and 1,686 MBoe in 2019.

Joint development agreement

On September 25, 2017, we entered into a joint development agreement (“JDA”) with BCE Roadrunner LLC, a wholly-owned subsidiary of Bayou City Energy Management, LLC (“BCE”), pursuant to which BCE funded 100 percent of our drilling, completion and equipping costs associated with 30 STACK wells, subject to well cost caps that vary by well-type across location and targeted formations. The JDA provided us with a means to accelerate the delineation of our position within our Garfield County and Canadian County acreage, realizing further efficiencies and holding additional acreage by production, and potentially adding reserves. We retained all acreage and reserves outside of the wellbores, with both parties paying their working interest share of lease operating expenses. We have drilled and completed all wells required under the JDA. See “Note 1: Nature of operations and summary of significant accounting policies” in Item 8. Financial Statements and Supplementary Data in this report for a discussion of the primary provisions under our JDA.

Oil and Natural Gas Reserves

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

The estimates of oil, natural gas and NGL reserves in this report are based on third party reserve reports, all of which are currently prepared by Cawley, Gillespie & Associates, Inc. (“Cawley”), an independent petroleum engineering firm. To achieve reasonable certainty with respect to our estimated reserves, our engineers relied on an analysis and reporting software system designed specifically for reserves management that has been demonstrated to yield results with consistency and repeatability. Technical and economic data used include, but are not limited to, updated production data, well performance, formation logs, geological maps, reservoir pressure tests, and wellbore mechanical integrity information.

Our Vice President - Resource Development & Operations Management is the technical person primarily accountable for overseeing the preparation of our reserve estimates as of December 31, 2019. He holds a Bachelor of Science degree in petroleum engineering with 20 years of industry experience that includes diverse petroleum engineering roles.

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

We have internal guidelines and controls in place to monitor the reservoir data and reporting parameters used in preparing the year-end reserve estimates. Internal controls within the reserve estimation process include:

•	The Corporate Reserves team follows comprehensive SEC-compliant internal policies to determine and report proved reserves including:

•	confirming that reserves estimates include all properties owned and are based upon proper working and net revenue interests;

•	reviewing and using in the estimation process data provided by other departments within the Company such as the Accounting department; and

•	comparing and reconciling internally generated reserves estimates to those prepared by third parties.

•	The Corporate Reserves team reports directly to our Chief Executive Officer regarding publicly disclosed reserve estimates.

•
Our reserves estimates are reviewed by senior management, which includes the Chief Executive Officer and the Chief Financial Officer, and they are responsible for verifying that the estimate of proved reserves is reasonable, complete, and accurate. Members of senior management may also meet with the key representatives from Cawley to discuss its processes and findings. In addition, the audit committee of our board of directors (the “Board”) also meets with Cawley to review its findings. Final approval of the reserves is required by our Chief Executive Officer and Chief Financial Officer.

Our Corporate Reserves team works closely with Cawley to ensure the integrity, accuracy and timeliness of annual independent reserve estimates. Our internal reserve data is provided each year to Cawley, who prepares reserve estimates for 100% of our proved reserves using its own engineering assumptions and the economic data that we provide. The person responsible for overseeing the preparation of our reserve estimates at Cawley is a registered professional engineer with more than 22 years of petroleum consulting experience. Copies of the summary reserve reports prepared by Cawley with respect to our estimated reserves as of December 31, 2019, are attached as Exhibits 99.1 to this annual report.

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

	As of December 31,
	2019	2018	2017
Estimated proved reserve volumes:
Oil (MBbls)	27,249	32,297	29,604
Natural gas (MMcf)	220,750	220,218	170,166
Natural gas liquids (MBbls)	32,517	25,807	18,322
Oil equivalent (MBoe)	96,558	94,807	76,287
Proved developed reserve percentage	67%	59%	67%
Estimated proved reserve values (in thousands):
Future net revenue	$1,080,077	$1,618,480	$1,095,732
PV-10 value	$514,203	$686,366	$497,873
Standardized measure of discounted future net cash flows	$514,203	$686,366	$497,873
Oil and natural gas prices: (1)
Oil (per Bbl)	$55.69	$65.56	$51.34
Natural gas (per Mcf)	$2.58	$3.10	$2.98
Natural gas liquids (per Bbl)	$16.21	$25.56	$24.17
Estimated reserve life in years (2)	10.1	12.7	11.5
_____________________________________

(1)	Prices were based upon the average first day of the month prices for each month during the respective year and do not reflect differentials.

(2)	Calculated by dividing net proved reserves by net production volumes for the year indicated. The 2017 amount disclosed above excludes production from our EOR Areas as those assets have been sold.

Our net proved oil and natural gas reserves and PV-10 values consisted of the following:

	Net proved reserves as of December 31, 2019
	Oil (MBbls)	Natural gas (MMcf)	Natural gas liquids (MBbls)	Total (MBoe)	PV-10 value (in thousands)
Developed—producing	17,963	149,478	20,548	63,424	$435,813
Developed—non-producing	484	2,709	401	1,337	9,849
Undeveloped	8,802	68,563	11,568	31,797	68,541
Total proved	27,249	220,750	32,517	96,558	514,203

Proved Undeveloped Reserves

The following table shows material changes in proved undeveloped reserves that occurred during the year ended December 31, 2019:

(in MBoe)	Total
Proved undeveloped reserves as of January 1, 2019	39,339
Undeveloped reserves transferred to developed (1)	(2,944)
Sales of minerals in place	—
Extensions and discoveries	4,622
Revisions and other (2)	(9,220)
Proved undeveloped reserves as of December 31, 2019	31,797
 _______________________________

(1)	Approximately $38.3 million of developmental costs incurred during 2019 related to undeveloped reserves that were transferred to developed.

(2)	The downward revision was primarily due to removal of reserves that are not planned to be developed within five years.

Productive Wells

The following table sets forth the number of productive wells in which we have a working interest and the number of wells we operated as of December 31, 2019, by area. We also hold royalty interests in units and acreage in addition to the wells in which we have a working interest. Gross wells is the total number of producing wells in which we have a working interest, and net wells is the sum of our working interest in all producing wells.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Operated Wells:
STACK (1)	242	183	91	65	333	248
Other	416	349	117	87	533	436
Total	658	532	208	152	866	684
Non-Operated Wells:
STACK	465	30	288	35	753	65
Other	789	89	374	29	1,163	118
Total	1,254	119	662	64	1,916	183
Total Wells:
STACK	707	213	379	100	1,086	313
Other	1,205	438	491	116	1,696	554
Total	1,912	651	870	216	2,782	867

(1)	Within the STACK, we have 179 gross (132 net) operated horizontal oil wells and 15 gross (7 net) operated horizontal natural gas wells.

Drilling Activity

The following table sets forth information with respect to wells drilled and completed during the periods indicated.

	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
Development wells
Productive	128	49	159	33	127	27
Dry	1	—	1	—	—	—
Exploratory wells
Productive	2	2	9	4	5	1
Dry	—	—	—	—	—	—
Total wells
Productive	130	51	168	37	132	28
Dry	1	—	1	—	—	—
Total	131	51	169	37	132	28
Percent productive	99%	100%	100%	100%	100%	100%

As of December 31, 2019, we had 6 gross (6 net) operated wells drilled and awaiting completion in 2020.

Developed and Undeveloped Acreage

The following table sets forth our gross and net interest in developed and undeveloped acreage as of December 31, 2019, by state. This does not include acreage in which we hold only royalty interests.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Oklahoma:
Kingfisher County	57,397	32,396	3,652	603	61,049	32,999
Canadian County	61,080	22,919	1,681	494	62,761	23,413
Garfield County	41,844	30,918	29,409	19,892	71,253	50,810
Other	243,574	94,911	1,567	150	245,141	95,061
Texas	13,363	6,917	120	120	13,483	7,037
Other	2,092	1,282	—	—	2,092	1,282
Total	419,350	189,343	36,429	21,259	455,779	210,602

Many of our leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms, unless delay rentals are paid and/or production is established with respect to such leasehold acreage prior to such date. As of December 31, 2019, the undeveloped acreage summarized in the table above (gross and net) that is scheduled to so expire as follows:

	Gross Acres Expiring During The Year Ending December 31,
Location	2020	2021	2022	2023	2024	Total
Oklahoma:
Kingfisher County	925	1,088	1,479	160	—	3,652
Canadian County	27	525	1,129	—	—	1,681
Garfield County	15,011	7,021	7,377	—	—	29,409
Other	1,407	—	160	—	—	1,567
Texas	120	—	—	—	—	120

	Net Acres Expiring During The Year Ending December 31,
Location	2020	2021	2022	2023	2024	Total
Oklahoma:
Kingfisher County	407	16	180	—	—	603
Canadian County	21	201	272	—	—	494
Garfield County	9,795	5,109	4,988	—	—	19,892
Other	148	—	2	—	—	150
Texas	120	—	—	—	—	120

Property Acquisition, Development and Exploration Costs

The following tables summarize our costs incurred for oil and natural gas properties:

	Twelve Months Ended December 31, 2019
(in thousands)	STACK	Other	Total
Acquisitions (1)	$11,312	$—	$11,312
Drilling (2)	228,820	—	228,820
Enhancements	7,226	2,590	9,816
Operational capital expenditures incurred	247,358	2,590	$249,948
Other (3)	—	—	$19,878
Total capital expenditures incurred	$247,358	$2,590	$269,826
 _________________________________

(1)	Includes $0.8 million for seismic data and $1.4 million in non-monetary acreage trades.

(2)
Includes $7.0 million on development of wells operated by others and $12.6 million under the JDA (see discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

(3)	For 2019, this amount includes $8.5 million for capitalized general and administrative expenses and $11.8 million for capitalized interest..

For a discussion of the costs incurred in oil and natural gas producing activities for each of the last three years, please see “Note 19: Oil and natural gas activities (unaudited)” in Item 8. Financial Statements and Supplementary Data of this report.

Production and Price History

The following table sets forth certain information regarding our historical net production volumes, average prices realized and production costs associated with sales of oil and natural gas for the periods indicated. As the company emerged from bankruptcy on March 21, 2017, we refer to the post-emergence reorganized company as the Successor for periods subsequent to March 21, 2017, and to the pre-emergence company as Predecessor for periods prior to and including March 21, 2017.

	Successor			Predecessor
			Period from	Period from
			March 22, 2017	January 1, 2017
	For the Year Ended December 31,		through	through
	2019	2018	December 31, 2017	March 21, 2017
Production:
Oil (MBbls)	3,111	2,684	3,535	1,036
Natural gas (MMcf)	22,095	17,549	11,552	3,046
Natural gas liquids (MBbls)	2,799	1,881	1,143	252
Combined (MBoe)	9,593	7,490	6,603	1,796
Average daily production:
Oil (Bbls)	8,523	7,354	12,404	12,950
Natural gas (Mcf)	60,534	48,078	40,533	38,075
Natural gas liquids (MBbls)	7,668	5,153	4,011	3,150
Combined (Boe)	26,282	20,520	23,171	22,446
Average prices (excluding derivative settlements):
Oil (per Bbl)	$55.79	$63.99	$48.40	$50.05
Natural gas (per Mcf)	$1.83	$2.37	$2.55	$3.00
Natural gas liquids (per Bbl)	$15.04	$24.24	$22.69	$22.00
Transportation and processing (per Boe) (1)	$(2.40)	$(2.17)	$—	$—
Combined (per Boe)	$24.31	$32.39	$34.30	$37.04
Average costs per Boe:
Lease operating expenses	$5.17	$7.24	$10.92	$11.10
Transportation and processing (1)	$—	$—	$1.44	$1.13
Production taxes	$1.39	$1.76	$1.78	$1.35
Depreciation, depletion, and amortization	$11.43	$11.74	$14.03	$13.87
General and administrative	$3.57	$5.18	$6.00	$3.81
_______________________________________________
(1) Transportation and processing costs are reclassified from expense to a revenue deduction beginning in 2018 pursuant to new accounting guidance.

The following table sets forth certain information specific to our STACK play:

	Successor			Predecessor
			Period from	Period from
			March 22, 2017	January 1, 2017
	For the Year Ended December 31,		through	through
	2019	2018	December 31, 2017	March 21, 2017
STACK Play
Production:
Oil (MBbls)	2,538	1,857	1,195	293
Natural gas (MMcf)	17,769	12,245	5,892	1,480
Natural gas liquids (MBbls)	2,407	1,381	631	116
Combined (MBoe)	7,907	5,279	2,808	656
Average daily production:
Oil (Bbls)	6,953	5,088	4,193	3,663
Natural gas (Mcf)	48,682	33,548	20,674	18,500
Natural gas liquids (MBbls)	6,595	3,784	2,214	1,450
Combined (Boe)	21,662	14,463	9,853	8,196
Average prices (excluding derivative settlements):
Oil (per Bbl)	$56.10	$64.12	$49.05	$49.67
Natural gas (per Mcf)	$1.83	$2.38	$2.58	$2.99
Natural gas liquids (per Bbl)	$14.99	$24.39	$23.52	$23.83
Transportation and processing (per Boe) (1)	$(2.66)	$(2.51)	$—	$—
Combined (per Boe)	$24.03	$31.95	$31.57	$33.16
Average costs per Boe:
Lease operating expenses	$3.85	$4.86	$4.52	$3.43
Transportation and processing (1)	$—	$—	$2.46	$2.29
Production taxes	$1.29	$1.49	$1.08	$0.78
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

The increase in PV-10 and standardized measure of discounted future net cash flows from 2017 to 2018 is primarily due to extension of and discoveries from our drilling activity and an increase in the SEC commodity price utilized to estimate reserves. The decrease in PV-10 and standardized measure of discounted future net cash flows from 2018 to 2019 is primarily due to a decrease in the SEC commodity price utilized to estimate reserves, partially offset by increases due to extension of and discoveries from our drilling activity.

The following table provides a reconciliation of PV-10 value to the standardized measure of discounted future net cash flows for the periods shown:

	As of December 31,
(in thousands)	2019	2018	2017
Standardized measure of discounted future net cash flows	$514,203	$686,366	$497,873
Present value of future income tax discounted at 10% (1)	—	—	—
PV-10 value	$514,203	$686,366	$497,873
________________________________________
(1) As a result of the magnitude of its loss carryforwards and its tax basis in oil and gas properties, the Company does not expect to incur income taxes on its current estimate of net revenues from future production.

Management uses adjusted EBITDA (as defined below) as a supplemental financial measurement to evaluate our operational trends. Items excluded generally represent non-cash adjustments, the timing and amount of which cannot be reasonably estimated and are not considered by management when measuring our overall operating performance. In addition, adjusted EBITDA is calculated in a manner generally consistent with the EBITDAX calculation that is used in the covenant ratio required under our Credit Agreement, described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We consider compliance with this covenant to be material. The calculation of EBITDAX includes pro forma adjustments for property acquisitions and dispositions, and as a result of these adjustments, our EBITDAX as calculated for covenant compliance purposes is lower than our adjusted EBITDA disclosed below for the year ended December 31, 2019.

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

We define adjusted EBITDA as net income, adjusted to exclude (1) asset impairments, (2) interest and other financing costs, net of capitalized interest, (3) income taxes, (4) depreciation, depletion and amortization, (5) non-cash change in fair value of non-hedge derivative instruments, (6) interest income, (7) stock-based compensation expense, (8) gain or loss on disposed assets, (9) impairment charges, (10) other significant, unusual non-cash charges and (11) certain expenses related to our restructuring, cost reduction initiatives, reorganization, severance and fresh start accounting activities, some or all of which our lenders have permitted us to exclude when calculating covenant compliance. The following table provides a reconciliation of net income to adjusted EBITDA for the specific periods:

		Successor		Predecessor
			Period from	Period from
			March 22, 2017	January 1, 2017
	For the Year Ended December 31,		through	through
(in thousands)	2019	2018	December 31, 2017	March 21, 2017
Net (loss) income	$(468,948)	$33,442	$(118,902)	$1,041,959
Interest expense	22,666	11,383	14,147	5,862
Income tax (benefit) expense	—	(77)	(349)	37
Depreciation, depletion, and amortization	109,633	87,888	92,599	24,915
Non-cash change in fair value of derivative instruments	40,765	(37,807)	46,478	(46,721)
Impact of derivative repricing	—	(5,649)	—	—
Loss (gain) on settlement of liabilities subject to compromise	—	48	—	(372,093)
Fresh start accounting adjustments	—	—	—	(641,684)
Interest income	(6)	(12)	(21)	(133)
Stock-based compensation expense	1,583	10,873	9,833	155
Loss (gain) on sale of assets	6	2,582	25,996	(206)
Loss on extinguishment of debt	1,624	—	635	—
Write-off of debt issuance costs, discount and premium	—	—	—	1,687
Loss on impairment of other assets	7,188	—	179	—
Loss on impairment of oil and gas assets	430,695	20,065	42,146
Restructuring, reorganization and other	9,287	2,344	7,313	24,297
Adjusted EBITDA	$154,493	$125,080	$120,054	$38,075

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

Competition is also strong for attractive oil and natural gas producing properties, undeveloped leases and drilling rights, and we cannot assure you that we will be able to compete satisfactorily. Many large oil companies have been actively marketing some of their existing producing properties for sale to independent producers. Although we regularly evaluate acquisition opportunities and submit bids as part of our growth strategy, we do not have any current agreements, understandings or arrangements with respect to any material acquisition of producing properties. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions economically in a highly competitive environment, which would include, if necessary, obtaining financing on acceptable terms.

There is also competition between oil and natural gas producers and producers of alternative energy and fuel. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by federal, state and local governments; however, it is not possible to predict the nature of any such legislation or regulation that may ultimately be adopted or its effects upon our future operations.

Markets

The marketing of oil and natural gas we produce will be affected by a number of factors that are beyond our control and whose exact effect cannot be accurately predicted. These factors include:

•	the amount of crude oil and natural gas imports;

•	the availability, proximity and cost of adequate pipeline and other transportation facilities;

•	the actions taken by OPEC and other foreign oil and gas producing nations;

•	the impact of the U.S. dollar exchange rates on oil and natural gas prices;

•	the success of efforts to market competitive fuels, such as coal and nuclear energy and the growth and/or success of alternative energy sources such as wind power;

•	the effect of Bureau of Indian Affairs and other federal and state regulation of production, refining, transportation and sales;

•	weather conditions and climate change;

•	the laws of foreign jurisdictions and the laws and regulations affecting foreign markets;

•	other matters affecting the availability of a ready market, such as fluctuating supply and demand; and

•	general economic conditions in the United States and around the world, including the effect of regional or global health pandemics (such as, for example, the coronavirus).

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

We routinely monitor our properties and operations in an effort to ensure that our properties and operations are, and remain, in compliance with all current applicable environmental laws and regulations. If, at any time, we determine that our properties and/or operations do not substantially comply with all current applicable environmental laws and regulations, we take action to remedy such noncompliance on our own volition and do not delay taking action until ordered to do so by a regulatory authority. We cannot predict how future environmental laws and regulations may affect our properties or operations.

For the years ended December 31, 2019, 2018 and 2017, we did not incur any material expenditures for the installation of remediation or pollution control equipment at any of our facilities or for the conduct of remedial or corrective actions. As of the date of this report, we are not aware of any other environmental issues or claims that will require material capital expenditures during 2020 or that will otherwise have a material impact on our financial position or results of operations.

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

We believe that we are currently in compliance with the requirements of RCRA and related state and local laws and regulations, and that we hold all necessary and up-to-date permits, registrations and other authorizations to the extent that our operations require them under such laws and regulations. Although we do not believe the current costs of managing our wastes as presently classified to be significant, any legislative or regulatory reclassification of oil and natural gas exploration and production wastes could increase our costs to manage and dispose of such wastes. Moreover, failure to comply with such waste handling requirements can result in the imposition of administrative, civil and criminal penalties.

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

Water Discharges

Clean Water Act. The Federal Water Pollution Control Act, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls on the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or the relevant state agency. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the U.S. Army Corps of Engineers. In January 2020, EPA and the U.S. Army Corps of Engineers jointly issued a final rule defining the “Waters of the United States,” which are protected under the Clean Water Act. The new rule narrows the definition of Waters of the United States and therefore limits the scope of waters subject to the jurisdiction of the Clean Water Act, excluding, for example, streams that do not flow year-round and wetlands without a direct surface connection to other jurisdictional waters.

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

In addition, several cases have recently put a spotlight on the issue of whether injection wells may be regulated under the Clean Water Act if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. The Supreme Court heard oral arguments on the case in November 2019, which remains pending. In January 2020, EPA and the U.S. Army Corps of Engineers jointly issued a final rule defining the “Waters of the United States” to specifically exclude groundwater. However, should Clean Water Act permitting be required for saltwater injection wells, the costs of permitting and compliance for our operations could increase.

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

On March 20, 2015, the United States Bureau of Land Management (“BLM”) released its new regulations governing hydraulic fracturing operations on federal and Indian lands, including requirements for chemical disclosure, well bore integrity and handling of flowback water. The U.S. District Court of Wyoming has temporarily stayed implementation of this rule in June 2016, but the U.S. Court of Appeals for the Tenth Circuit (the “Tenth Circuit”) later lifted the lower court’s stay on the basis that the BLM had proposed to rescind the rule in June 2017. In December 2017, the BLM repealed the 2015 regulations, and environmental organizations and the

State of California are suing the BLM and the Secretary of the U.S. Department of the Interior over the repeal. The regulations, if reinstated, may result in additional levels of regulation or complexity with respect to existing regulations that could lead to operational delays, increased operating costs and additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

The Clean Air Act

The federal Clean Air Act (“CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements, such as emission controls. In addition, EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants at specified sources. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal CAA and associated state laws and regulations. On August 16, 2012, EPA promulgated new CAA regulations addressing criteria pollutants, “Oil and Natural Gas Sector: New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”).” These new rules broadened the scope of EPA’s NSPS and NESHAP to include standards governing emissions from most operations associated with oil and natural gas production facilities and natural gas processing, transmission and storage facilities with a compliance deadline of January 1, 2015. EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In December 2014, EPA released final updates and clarifications to the Oil and Natural Gas Sector NSPS that, among other things, distinguished between multiple flowback stages during completion of hydraulically fractured wells and clarified that storage tanks removed from service are not affected by any requirements. On May 12, 2016, EPA issued additional rules, known as “NSPS Subpart OOOOa,” for the oil and gas industry to reduce emissions of methane, volatile organic compounds (“VOCs”) and other compounds.  These rules apply to certain sources of air emissions that were constructed, reconstructed, or modified after September 18, 2015. Among other things, the new rules impose reduced emission (“green”) completion requirements on new hydraulically fractured or re-fractured oil wells (in addition to gas wells, for which green completions were already required under a prior NSPS rule) and leak detection and repair requirements at well sites. NSPS Subpart OOOOa and EPA’s subsequent actions to reconsider and propose stays of the rules have been heavily litigated. In September 2019, EPA proposed amendments to the new source performance standards for the oil and gas industry that would remove all sources in the transmission and storage segments of the industry from regulation under the NSPS and would rescind the methane requirements in the 2016 NSPS that apply to sources in the production and processing segments of the industry. Accordingly, the ultimate scope of these regulations is uncertain, and any future changes to these regulations could require us to incur additional costs and to reduce emissions associated with our operations

Endangered Species

The federal Endangered Species Act (“ESA”) and analogous state laws regulate a variety of activities that adversely affect species listed as threatened or endangered under the ESA or their habitats. The designation of previously unidentified endangered or threatened species in areas where we operate could cause us to incur additional costs or become subject to operating delays, restrictions or bans. Numerous species have been listed or proposed for protected status in areas in which we currently, or could in the future, undertake operations. For instance, the American Burying Beetle was listed as an endangered species by the U.S. Fish and Wildlife Service (“FWS”) in 1989.  The FWS announced in November 2016 that it is considering listing the Lesser Prairie Chicken as threatened under the ESA. The FWS completed an assessment of the biological status of the species in August 2017 and entered into a stipulated settlement agreement with environmental groups in September 2019 that requires the FWS to make a final listing decision no later than May 26, 2021. Both the American Burying Beetle and the Lesser Prairie Chicken have habitat in some areas where we operate.  Although we are participants in a conservation agreement overseen by the FWS which may mitigate our exposure if the Lesser Prairie Chicken is listed as threatened, the presence of these and other protected species in areas where we operate could impair our ability to timely complete or carry out those operations, lose leaseholds as we may not be permitted to timely commence drilling operations, cause us to incur increased costs arising from species protection measures, and, consequently, adversely affect our results of operations and financial position.

Climate Change

In December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement, which became effective in November 2016, calls for participating nations to undertake efforts to limit the average global temperature and to reduce emissions of greenhouse gases. In November 2019, the United States submitted formal notification to the United Nations of its withdrawal from the Paris Agreement. The withdrawal will take effect on November 4, 2020. From time to time, legislation has been proposed in Congress directed at reducing greenhouse gas (“GHG”) emissions, and it would be reasonable to expect similar proposals in the future. Regulation of GHGs has support in various regions of the country, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. The oil and natural gas industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future federal or state restrictions on such emissions could impact our future operations. In 2010, the EPA enacted final rules on mandatory reporting of GHGs. The EPA has also subsequently issued amendments to the rules containing technical and clarifying changes to certain GHG reporting requirements. Under the GHG reporting rules, certain onshore oil and natural gas production, gathering and boosting, processing, transmission, storage and distribution facilities are required to report their GHG emissions on an annual basis. In June 2016, the EPA published final regulations (NSPS Subpart OOOOa) setting methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities. In September 2019, the EPA issued proposed amendments to the 2016 rule that would rescind methane emissions standards for the oil and gas industry. In November 2016, the BLM published a final version of its venting and flaring rule, which imposes stricter reporting obligations and limits venting and flaring of natural gas on public and Indian lands. Some provisions of the venting and flaring rule went into effect on January 17, 2017; implementation of other aspects of the venting and flaring rule was postponed until January 17, 2019. In September 2018, however, the BLM published a final rule that revises the 2016 rule. Not unexpectedly, this revised rule was immediately challenged and litigation is ongoing. Any rules regarding the reduction of GHGs that are applicable to our operations could require us to incur additional costs and to reduce emissions associated with our operations.  In response to these regulations, or other future federal, state or regional legislation, our operating costs could increase due to requirements to (1) obtain permits; (2) operate and maintain equipment and facilities (e.g., through the reduction or elimination of venting and flaring of methane); (3) install new emission controls; (4) acquire allowances authorizing GHG emissions; (5) pay taxes related to our GHG emissions; and (6) administer and manage GHG emission programs. Although our operations are not adversely impacted by current state and local climate change initiatives, at this time it is not possible to accurately estimate how potential future laws or regulations limiting or otherwise addressing GHG emissions would impact our business.

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

National Environmental Policy Act. Oil and natural gas exploration and production activities on federal lands and some Indian lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of the Interior, to evaluate major federal actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will typically prepare an Environmental Assessment to assess the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment.

Natural Gas Sales

Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production. FERC has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 (“NGA”) and the Natural Gas Policy Act of 1978 (“NGPA”). Since 1978, various federal laws have been enacted which have resulted in the complete removal of all price and non-price controls for sales of domestic natural gas sold in “first sales,” which include all of our sales of our own production. Sales of oil are not subject to FERC jurisdiction.

Pipeline Transportation

FERC regulates interstate natural gas pipeline transportation rates and terms and conditions of service under the NGA. We rely on pipelines to transport our natural gas and oil to markets. FERC regulation under the NGA and ICA thus affects the marketing of natural gas and oil that we produce, as well as the revenues we receive for sales of our production. FERC requires interstate pipeline companies to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. We currently have access to, or have contracted for, sufficient pipeline capacity necessary to market our production. However, there can be no assurance that we will have access to sufficient capacity indefinitely in the future.

Under the NGA, the rates for service on interstate pipelines must be just and reasonable and not unduly discriminatory. Generally, the maximum filed recourse (non-contract) rates for interstate natural gas pipelines are based on the pipeline’s cost of service including recovery of and a return on the pipeline’s actual prudent investment cost. Key determinants in the ratemaking process are costs of providing service, allowed rate of return, volume throughput and contractual capacity commitment assumptions. The NGA exempts natural gas gathering service, which occurs upstream of jurisdictional transmission services, from FERC jurisdiction. Natural gas gathering service is instead regulated by the states. The distinction between FERC-regulated transmission services and non-jurisdictional natural gathering services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of our gathering facilities is subject to change based on future determinations by FERC, the courts or Congress. In fact, FERC recently has reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which has the tendency to increase our costs of getting natural gas to point-of-sale locations. If FERC were to consider the status of an individual facility and determine that the facility and/or services provided by it are not exempt from FERC regulation under the NGA and that the facility provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC under the NGA or the NGPA. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or the NGPA, this could result in the imposition of civil penalties as well as a requirement to disgorge charges collected for such service in excess of the rate established by FERC.

Natural Gas and Hazardous Liquids Pipeline Safety

The Department of Transportation (“DOT”), and specifically the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), regulate transportation of natural gas and hazardous liquids, including oil, by pipeline and impose minimum federal safety standards pursuant to the pipeline safety laws codified at 49 U.S.C. 60101, et seq., the hazardous material transportation laws codified at 49 U.S.C. 5101, et seq., regulations contained within 49 C.F.R. Parts 192 and 195, and similar state laws. Our 10 mile, six (6) inch pipeline in Hockley County, TX is subject to this regulation. We believe we are in compliance with all applicable regulations imposed by the DOT and PHMSA regarding our natural gas and hazardous liquids pipelines. However, significant expenses could be incurred in the future if additional safety measures are required, or if safety standards are raised and exceed the degree of our current natural gas pipeline operations. The DOT may also assess fines and penalties for violations of these and other requirements imposed by its regulations.

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

Other State Regulation

The various states regulate the drilling for, and the production, gathering, transportation, and sale of, oil and natural gas, including imposing severance taxes and requirements for obtaining drilling permits. States also regulate the method of developing new fields, the spacing and operation of wells, and the prevention of waste of oil and natural gas resources. States may regulate rates of production and may establish maximum daily production allowables from oil and natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amounts of oil and natural gas that may be produced from our wells, and to limit the number of wells or locations we can drill.

The natural gas and oil industries are also subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to occupational safety, resource conservation, and equal employment opportunity. We do not believe that compliance with these laws will have a material adverse effect on us.

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

Employees

As of December 31, 2019, we had 121 full-time employees. We also contract for the services of independent consultants involved in land, regulatory, accounting, finance and other disciplines as needed. None of our employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Facilities

Our corporate headquarters are located in Oklahoma City, Oklahoma, and we lease small field offices on short term bases. We believe that our facilities are adequate for our current operations.

Recent Developments

Amended and Restated Support Agreement with SVP; Board and Chief Executive Officer Changes

On June 6, 2018, the Company entered into a Support Agreement (the “Original SVP Support Agreement”) with Strategic Value Partners, LLC (“SVP”). At the time the Original SVP Support Agreement was signed, SVP and its affiliated entities beneficially owned approximately 16.8% of the issued and outstanding shares of common stock of the Company. David Geenberg, co-head of SVP’s North American investment team, was originally designated as the SVP designee on the Board. Effective as of March 11, 2019, Mr. Geenberg resigned from the Board, and SVP appointed Marc Rowland, who was not an officer or employee of SVP, to serve as the SVP designee on the Board. Through a series of open market purchases of common stock from March 18, 2019 until July 17, 2019, SVP and its affiliated entities increased their ownership in the Company to approximately 30% of the issued and outstanding shares of common stock.

As a result of this increase in SVP’s ownership position in the Company, on December 20, 2019, the Company and SVP entered into an Amended and Restated Support Agreement (the “Amended SVP Agreement”), which, among other things, increased the number of SVP designees on the Board from one to two. Furthermore, the Company agreed that Mr. Rowland would remain on the Board, even though he no longer serves an SVP designee. Additionally, each of the following actions was taken as a condition to SVP’s agreeing to the terms and obligations set forth in the Amended SVP Agreement:

•the authorized number of directors on the Board was increased from seven to eight;
•K. Earl Reynolds, the Company’s Chief Executive Officer, President and director, resigned from such positions;
•Matthew D. Cabell resigned as a director, as well as Chairman of the Compensation Committee of the Board (the “Compensation Committee”) and a member of the Nominating and Governance Committee of the Board (the “Nominating and Governance Committee”);
•Mr. Rowland ceased to be an SVP designee and became instead a mutually-designated independent director (the “Mutual Independent Director”);
•Mr. Rowland was appointed Chairman of the Board. (Mr. Rowland had been appointed Chairman of the Board on an interim basis in July 2019, but, as a result of the Board’s action at the Effective Time, Mr. Rowland no longer serves on an interim basis);
•SVP designated Michael Kuharski and Mark “Mac” McFarland as SVP Designees, and those two SVP designees were appointed to the Board to fill the vacancies created by the resignations of Mr. Reynolds and Mr. Cabell;
•Mr. McFarland was appointed as a member of the Compensation Committee;
•Mr. Kuharski was appointed as a member of the Nominating and Governance Committee, filling the role that had been previously filled by Mr. Rowland; and
•Charles Duginski was appointed Chief Executive Officer and President of the Company and was also appointed as a director to fill the new directorship created by the increase in the number of authorized directors on the Board.

Conditions to SVP’s Right to Designate SVP Designees. If SVP and its affiliated entities cease to beneficially own at least 8% of the Company’s then outstanding shares of common stock (or, if less, 3,719,850 shares) (the “One Director Condition”), then SVP will no longer be entitled to designate any directors. In addition, if SVP or any of its affiliates materially breaches the Amended SVP Agreement and fails to cure such breach, SVP will no longer be entitled to designate any directors. In that circumstance, then the resignations described below for all SVP designees will become effective at that time, if accepted by the Board.

If SVP and its affiliated entities (i) cease to beneficially own at least 16% of the Company’s then outstanding shares of common stock (or, if less, 7,439,700 shares), but (ii) still satisfy the One Director Condition, then SVP will be entitled to designate one director, but not two directors. In that circumstance, then the resignation described below for one SVP designee (but not both) will become effective at that time, if accepted by the Board.

In accordance with the Amended SVP Agreement, Mr. Kuharski and Mr. McFarland each provided the Company with an irrevocable resignation letter that will become effective, subject to the Board’s acceptance, upon the occurrence of the events described above relating to SVP’s minimum ownership thresholds or a material breach of the Amended SVP Agreement and failure to cure such breach.

2020 Annual Meeting. Under the Amended SVP Agreement, the Company has agreed to hold the Company’s 2020 annual meeting of stockholders (the “2020 Annual Meeting”) no later than May 29, 2019.

Under the Amended SVP Agreement, if, prior to the 2020 Annual Meeting, any independent director who is not affiliated or associated with SVP and who has not ever been an SVP designee on the Board (each, a “Specified Independent Director”) resigns as a director or informs the Board that he or she will not stand for re-election at the 2020 Annual Meeting, then that director’s replacement must also meet the requirements to be a Specified Independent Director. That replacement will be recommended by the Nominating and Governance Committee for approval by the Board, and the only candidates that the Board may consider will be those candidates recommended by the Nominating and Governance Committee. The Amended SVP Agreement requires that a majority of the Nominating and Governance Committee and a majority of the Compensation Committee consist of Specified Independent Directors.

If, prior to the 2020 Annual Meeting, the Mutual Independent Director resigns as a director or informs the Board that he or she will not stand for re-election at the 2020 Annual Meeting, then that director’s replacement must meet the independence standards of the NYSE and the SEC (but not the Specified Independent Director requirements) and must be consented to by the SVP designees.

Subject to the procedures described above, the Amended SVP Agreement provides that the Specified Independent Directors and the Mutual Independent Director (including any replacements appointed as described above), will be nominated to stand for election at the 2020 Annual Meeting.

The Amended SVP Agreement provides that if (i) the Chairman of the Board resigns from that position or as a director and (ii) SVP and its affiliated entities satisfy the One Director Condition, then if the replacement Chairman of the Board must be appointed by a majority of the total number of authorized directors (regardless of how many vacancies then exist) (the “Whole Board”). Furthermore, if SVP and its affiliated entities satisfy the One Director Condition, then a vote of a majority of the Whole Board is required to remove the Chief Executive Officer or to appoint a new Chief Executive Officer.

Standstill and Voting Restrictions under the Amended SVP Agreement. Pursuant to the Amended SVP Agreement, SVP agreed, at least until end of the standstill period, not to acquire beneficial ownership in excess of 31% of the Company’s issued and outstanding shares of common stock. The Amended SVP Agreement also includes, among other provisions, certain additional standstill and voting commitments by SVP, including a voting commitment that SVP will vote in favor of (i) any director nominees recommended by the Board to the stockholders for election and (ii) other routine matters submitted by the Board to the stockholders for a vote. The standstill period generally expires upon the conclusion of the Company’s 2020 annual meeting (or, if earlier, 120 days after that each SVP Designee ceases to serve on the Board). However, SVP has agreed that it will not participate in a proxy contest or propose an alternative slate of directors at any time prior to the 90th day after the conclusion of the Company’s 2020 annual meeting. The Amended SVP Agreement also included a mutual release of certain claims by SVP and the Company.

Amended and Restated Support Agreement with Contrarian

On August 8, 2018, the Company entered into a Support Agreement (the “Original Contrarian Support Agreement”) with Contrarian Capital Management, L.L.C. (“Contrarian”), which permitted Contrarian to designate one individual to serve on the Board (the “Contrarian Designee”). At the time the Original Contrarian Support Agreement was signed, Contrarian and its affiliated entities beneficially owned a total of approximately 8.32% of the issued and outstanding shares of the Company’s common stock. Graham Morris was originally designated as the Contrarian designee on the Board. Effective as of March 11, 2019, Mr. Morris resigned from the Board, and Contrarian never subsequently named a replacement Contrarian designee on the Board.

On December 20, 2019, the Company entered into an Amended and Restated Support Agreement with Contrarian (the “Amended Contrarian Agreement”). At the Effective Time, Contrarian informed the Company that Contrarian and its affiliated entities beneficially owned a total of approximately 8.84% of the issued and outstanding shares of the Company’s common stock.

Termination of Contrarian’s Right to Designate Directors.  Pursuant to the Amended Contrarian Agreement, Contrarian is no longer entitled to designate anyone to serve on the Board.

Standstill and Voting Restrictions under the Amended Contrarian Agreement. Pursuant to the Amended Contrarian Agreement, Contrarian has agreed, at least until the conclusion of the 2020 Annual Meeting, not to acquire beneficial ownership in excess of 15% of the Company’s issued and outstanding shares of common stock. The Amended Contrarian Agreement also includes, among other provisions, certain additional standstill and voting commitments by Contrarian, including a voting commitment that Contrarian will vote in favor of (i) any director nominees recommended by the Board to the stockholders for election and (ii) other routine matters submitted by the Board to the stockholders for a vote. The standstill period generally expires upon the conclusion of the 2020 Annual Meeting. However, Contrarian has agreed that it will not participate in a proxy contest or propose an alternative slate of directors at any time prior to the 90th day after the conclusion of the 2020 Annual Meeting. The Amended Contrarian Agreement also included a mutual release of certain claims by Contrarian and the Company.

Second Amended and Restated Bylaws

In connection with the Amended SVP Agreement and the Amended Contrarian Agreement, on December 20, 2019, the Board amended and restated the Company’s Amended and Restated Bylaws (the “Existing Bylaws”) to create a position of Designated Independent Director and appointed Kenneth W. Moore, an existing director, to serve in that role. The amendment and restatement also modified the process for calling special meetings of stockholders. The Existing Bylaws provided that a special meeting of stockholders could be called by the Board (by a vote of a majority of the directors at a meeting at which a quorum was present), the Chairman of the Board or the holders of a majority of the total voting power of all the shares of the Company entitled to vote generally in the election of directors. Under the Second Amended and Restated Bylaws, a special meeting of stockholders can be called by the Chairman of the Board, the Board (by a vote of a majority of the whole Board, or half of the whole Board if the whole Board is an even number) or the holders of a majority of the total voting power of all the shares of the Company entitled to vote generally in the election of directors.

Available Information

Our website is available at www.chaparralenergy.com. On our website, you can access, free of charge, electronic copies of our governance documents, including our Board’s Corporate Governance Guidelines and the charters of the committees of our Board, along with all of the documents that we electronically file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to these reports, as soon as reasonably practicable after they are filed or furnished with the SEC. Information contained on, accessible through, or connected to our website is not incorporated by reference into this Annual Report and should not be considered part of this report or any other filing we make with the SEC.

We file or furnish annual, quarterly and current reports and other documents with the SEC. Our reports filed with the SEC are made available to the public to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Filings made with the SEC electronically are also publicly available through the SEC’s website at www.sec.gov.

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

Risks Related to the Oil and Gas Industry and Our Business

Our development, acquisition and exploration operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms or at all, which could lead to a loss of properties and a decline in our oil and natural gas reserves.

To increase reserves and production, we undertake development, exploration and other replacement activities or use third parties to accomplish these activities. We have made and expect to make in the future substantial capital expenditures in our business and operations for the development, production, exploration and acquisition of oil and natural gas reserves.

Historically, we have financed capital expenditures primarily with cash flow from operations, the issuance of securities and borrowings under our bank and other credit facilities. Our cash flow from operations and access to capital are subject to a number of variables, including:

•	our proved reserves;

•	the volume of oil and natural gas we are able to produce from existing wells;

•	the prices at which oil and natural gas are sold;

•	our ability to acquire, locate and produce economically new reserves; and

•	our ability to borrow under our credit facility.

We cannot assure you that our operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. In the event our capital expenditure requirements at any time are greater than the amount of capital we have available, we could be required to seek additional sources of capital, which may include traditional reserve base borrowings, debt financing, joint venture partnerships, production payment financings, sales of assets, offerings of debt or equity securities or other means. We cannot assure you that we will be able to obtain debt or equity financing on terms favorable to us, or at all.

If we are unable to fund our capital requirements, we may be required to curtail our operations relating to the exploration and development of our prospects, which in turn could lead to a possible loss of properties and a decline in our oil and natural gas reserves, or we may be otherwise unable to implement our development plan, complete acquisitions or take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues and results of operations.

Concerns over general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.

Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit, the European, Asian and the United States financial markets have in the past contributed, and may in the future contribute, to economic uncertainty and diminished expectations for the global economy. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. These factors, combined with volatility in commodity prices, business and consumer confidence and unemployment rates, may precipitate an economic slowdown. Concerns about global economic growth may have an adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish, which could impact the price at which we can sell our production, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition.

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

Our future financial condition, revenues, results of operations, rate of growth and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future, especially given current geopolitical conditions. This price volatility also affects the cash flow we will have available for capital expenditures as well as our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of factors that are beyond our control. These factors include, but are not limited to, the following:

•	the level of consumer demand for oil and natural gas;

•	the domestic and foreign supply of oil, NGLs and natural gas;

•	commodity processing, gathering and transportation availability, and the availability of refining capacity;

•	the price and level of foreign imports and exports of oil, NGLs and natural gas;

•	the ability of the members of OPEC to agree to and maintain oil price and production controls;

•	domestic and foreign governmental regulations and taxes;

•	the supply of other inputs necessary to our production;

•	the price and availability of alternative fuel sources;

•	technological advances affecting energy consumption and supply;

•	weather conditions, seasonal trends and natural disasters and other extraordinary events;

•	financial and commercial market uncertainty;

•	energy conservation and environmental measures;

•	political conditions or hostilities in oil and natural gas producing regions, including the Middle East, Russia, and South America;

•	worldwide economic conditions; and

•	global or national health concerns, including the outbreak of pandemic or contagious disease, such as the coronavirus.

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and gas price movements with any certainty. During the past five years, the posted price for West Texas Intermediate light sweet crude oil, which we refer to as WTI, has ranged from a low of $26.19 per Bbl in February 2016 to a high of $77.41 per Bbl in June 2018. The Henry Hub spot market price of natural gas has ranged from a low of $1.49 per MMBtu in March 2016 to a high of $6.24 per MMBtu in January 2018. During 2019, WTI prices ranged from $46.31 to $66.24 per Bbl and the Henry Hub spot market price of natural gas ranged from $1.75 to $4.25 per MMBtu. Up to the time of this filing, in March 2020, spot prices for WTI ranged from a high of

$48.66 to a low of $27.34 per Bbl. If the prices of oil and natural gas remain at current levels or decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected.

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

We utilize the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, all costs incurred for both productive and nonproductive properties are capitalized and amortized on an aggregate basis using the units-of-production method. However, these capitalized costs are subject to a ceiling test that limits such pooled costs to the aggregate of the present value of estimated future net revenues attributable to proved oil and natural gas reserves discounted at 10% net of tax considerations, plus the market value of unproved properties not being amortized. The full cost ceiling is evaluated at the end of each quarter using the SEC prices for oil and natural gas in effect at that date. A write-down of oil and natural gas properties does not impact cash flow from operating activities, but does reduce net income. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date. We recorded ceiling test write-downs of $431 million, $20 million and $42 million in 2019, 2018 and 2017, respectively. The volatility of oil and natural gas prices and other factors, without mitigating circumstances, could require us to further write down capitalized costs and incur corresponding noncash charges to earnings. Since the prices used in the cost ceiling are based on a trailing twelve-month period, the full impact of a sudden price decline is not recognized immediately.

On December 20, 2019, two directors resigned from our Board and three new directors were appointed, and we had a change in our CEO position. The transition in our new board composition and CEO position will be critical to our success.

In connection with the Amended SVP Agreement, on December 20, 2019, the authorized number of directors on the Board was increased from seven to eight, K. Earl Reynolds and Matthew D. Cabell resigned as directors, and Charles Duginski, Michael Kuharski and Mark “Mac” McFarland were appointed as directors. Additionally, Mr. Reynolds resigned as the Company’s Chief Executive Officer and President and Mr. Duginski was appointed to that role. The ability of these new directors and this new CEO to quickly expand their knowledge of our business plans, operations and strategies and our technologies will be critical to their ability to make informed decisions about our strategy and operations. If such persons are not sufficiently informed to make such decisions, our ability to compete effectively and profitably could be adversely affected. Further, if our Board and new CEO formulate different or changed views, the future strategy and plans of the Company may differ materially from those of the past.

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

Our producing properties are predominantly located in Oklahoma where our development opportunities, consisting of our inventory of drilling locations, are geographically concentrated in the STACK play in Oklahoma. We are therefore vulnerable to risks associated with operating in a single geographic area. In addition, we have a large amount of proved reserves attributable to a small number of producing horizons within this area.

At December 31, 2019, 82% of our proved reserves and 82% of our total equivalent production for 2019 were attributable our properties located in the STACK. As a result of this concentration, we may be disproportionately exposed to the risk and impact of regional supply and demand factors, state and local political forces and governmental regulation, processing or transportation capacity constraints, market limitations, severe weather events or other natural disasters, water shortages or other conditions or interruption of the processing or transportation of oil, natural gas or NGLs in the region. These factors could have a significantly greater impact on our financial condition, results of operations and cash flows than if our properties were more diversified.

In addition to the geographic concentration of our producing properties described above, as of December 31, 2019, 70% of all of our proved reserves were attributable to the Meramec and Osage formations in the STACK. This concentration of assets within a small number of producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut in all of our wells within a field.

A significant portion of total proved reserves as of December 31, 2019 are undeveloped, and those reserves may not ultimately be developed.

As of December 31, 2019, approximately 33% of our estimated proved reserves (by volume) were undeveloped. These reserve estimates reflect our plans to make significant capital expenditures to convert our proved undeveloped reserves into proved developed reserves at a total estimated undiscounted cost of $259.3 million. You should be aware that actual development costs may exceed estimates, development may not occur as scheduled and results may not be as estimated. If we choose not to develop our proved undeveloped reserves, or if we are not otherwise able to successfully develop them, we will be required to remove the associated volumes from our reported proved reserves.

Development and exploration drilling may not result in commercially productive reserves.

Drilling activities are subject to many risks, including the risk that commercially productive reservoirs will not be encountered. We cannot assure you that new wells we drill will be productive or that we will recover all or any portion of our investment in such wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that oil or natural gas is present or may be economically recovered and/or produced. Drilling for oil and natural gas often involves unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net reserves to return a profit at then-realized prices after deducting drilling, operating and other costs. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. These risks are magnified when operating in an environment of low crude oil prices. Further, our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including:

•	unexpected drilling conditions;

•	title problems;

•	surface access restrictions;

•	pressure or lost circulation in formations;

•	fires, blowouts and explosions;

•	equipment failures or accidents;

•	decline in commodity prices;

•	limited availability of financing on acceptable terms;

•	political events, public protests, civil disturbances, regional or global health pandemics, terrorist acts or cyber-attacks;

•	adverse weather conditions and natural disasters;

•	naturally occurring or induced seismic activity;

•	compliance with environmental and other governmental requirements; and

•	increases in the cost of, or shortages or delays in the availability of, drilling rigs, equipment and services.

If, for any reason, we are unable to economically recover reserves through our exploration and drilling activities, our results of operations, cash flows, growth, and reserve replenishment may be materially affected.

The actual quantities and present value of our proved reserves may be lower than we have estimated.

Estimating quantities of proved oil and natural gas reserves is a complex process. The quantities and values of our proved reserves in the projections are only estimates and subject to numerous uncertainties. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation. These estimates depend on assumptions regarding quantities and production rates of recoverable oil and natural gas reserves, future prices for oil and natural gas, timing and amounts of development expenditures and operating expenses, all of which will vary from those assumed in our estimates. If the variances in these assumptions are significant, many of which are based upon extrinsic events we cannot control, they could significantly affect these estimates, which in turn could have a negative effect on the value of our assets. Any significant variance from the assumptions used could result in the actual amounts of oil and natural gas ultimately recovered and future net cash flows being materially different from the estimates in our reserves reports. In addition, results of drilling, testing, production, and changes in prices after the date of the estimates of our reserves may result in substantial downward revisions. These estimates may not accurately predict the present value of future net cash flows from our oil and natural gas reserves. In addition, from time to time in the future, we will adjust estimates of proved reserves, potentially in material amounts, to reflect production history, results of exploration and development, changes in oil and natural gas prices and other factors, many of which are beyond our control.

You should not assume that the present values referred to in this report represent the current market value of our estimated oil and natural gas reserves. The timing of production and expenses associated with the development and production of oil and natural gas properties will affect both the timing of actual future net cash flows from our proved reserves and their present value. In accordance with requirements of the SEC, the estimates of present values are based on a twelve-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the twelve-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of these estimates. Our December 31, 2019 reserve report used SEC pricing of $2.58 per Mcf for natural gas and $55.69 per Bbl for oil.

The present value of future net cash flows from our proved reserves calculated in accordance with SEC guidelines are not the same as the current market value of our estimated reserves.

We base the estimated discounted future net cash flows from our proved reserves on 12-month average index prices and costs, as is required by SEC rules and regulations. Actual future net cash flows from our oil and natural gas properties will be affected by actual prices we receive for oil, natural gas and NGLs, as well as other factors such as:

•the accuracy of our reserve estimates;
•the actual cost of development and production expenditures;
•the amount and timing of actual production;
•supply of and demand for oil and natural gas; and
•changes in governmental regulation or taxation.

The timing of both our production and incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, we use a 10% discount factor when calculating discounted future net cash flows, which may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.

Our use of 2-D and 3-D seismic data is subject to interpretation and may not accurately identify the presence of oil and natural gas, which could adversely affect the results of our drilling operations.

Even when properly used and interpreted, 2-D and 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable the interpreter to know whether hydrocarbons are, in fact, present in those structures. In addition, the use of 3-D seismic and other advanced technologies requires greater predrilling expenditures than traditional drilling strategies, and we could incur losses as a result of such expenditures. As a result, our drilling activities may not be successful or economical.

The predictability of our operating results and our future development plans may be affected by the results of multi-well pad drilling.

We drill multi-well spacing test patterns in the STACK play. These projects, which are capital intensive, involve horizontal multi-well pad drilling, tighter drill spacing and completions techniques that evolve over time as lessons learned are captured and applied. The use of this technique may increase the risk of unintentional communication with other adjacent wells and the potential to reduce total recoverable reserves from the reservoir. Problems affecting a single well could adversely affect production from all of the wells on the pad or in the entire project. Furthermore, additional time is required to drill and complete multiple wells before any such wells begin producing. As a result, multi-well pad drilling and project development can cause delays in the scheduled commencement of production or interruptions in ongoing production. These delays or interruptions may cause declines or volatility in our operating results due to timing. Any of these factors could reduce our revenues and could result in a material adverse effect on our financial condition or results of operations.

Further, we may, after consolidating lessons learned regarding the variability and complexity of relevant geology as well as spacing within a reservoir, elect to sacrifice a portion of our drilling locations to both mitigate near term operational risk and address financial goals. For example, we may not co-develop certain locations within a drilling unit at the same time other locations are drilled because those we are forgoing do not meet our return on investment criteria in today’s pricing environment. Locations not simultaneously developed within the same drilling unit may not be economic to drill in the future absent significant improvement in commodity prices. In this regard, it is important to note that oil and NGL prices have a direct impact on which wells we drill and which locations we target at any given time.

If we are not able to replace reserves, we may not be able to sustain production.

Our future success depends largely upon our ability to efficiently develop and exploit our current estimated reserves and find or acquire additional oil and natural gas reserves that are economically recoverable. Unless we replace the reserves we produce through successful development, exploration or acquisition activities, our proved reserves and production will decline over time. Recovery of proved undeveloped reserves will require significant capital expenditures and successful drilling operations. Our December 31, 2019, reserve estimates reflect that our production rate on current proved developed producing reserve properties will decline at annual rates of approximately 29%, 18%, and 14% for the next three years. Thus, our future oil and natural gas reserves and production and, therefore, our financial condition, results of operations, and cash flows are highly dependent on our success in efficiently developing our current reserves and economically discovering or acquiring additional recoverable reserves.

We cannot control the activities on properties we do not operate and we are unable to ensure the proper operation, profitability or other impacts of these non-operated properties.

We do not operate all of the properties in which we have an interest. For example, as of December 31, 2019, properties representing approximately 26% of our proved developed reserves are operated by third parties. As a result, we have limited ability to exercise influence over, and control the risks associated with, the operation of these properties. The success and timing of drilling and development activities on our partially owned properties operated by others therefore will depend upon a number of factors outside of our control, including the operator’s:

•timing and amount of capital expenditures;
•expertise and diligence in adequately performing operations and complying with applicable agreements;
•financial resources;
•inclusion of other participants in drilling wells; and
•use of technology.

Further, it is possible that an operator of a nearby property may perform stimulation operations that negatively affect properties in which we have an interest. As a result of any of the above or an operator’s failure to act in ways that are in our best interest, our allocated production revenues and results of operations could be adversely affected.

If the third parties we rely on for gathering and distributing our oil and natural gas are unable to meet our needs for such services and facilities, our future exploration and production activities could be adversely affected.

The marketability of our production depends upon the proximity of our reserves to, and the capacity of, third-party facilities and third-party services, including oil and natural gas gathering systems, pipelines, trucking or terminal facilities, and refineries or processing facilities. The lack of available capacity on such third-party systems and facilities could reduce the price offered for our production. Further, such third parties are subject to federal and state regulation of the production and transportation of oil and natural gas. If such third parties are unable to comply with such regulations and we are unable to replace such service and facilities providers, we may be required to shut in producing wells or delay or discontinue development plans for our properties. A shut-in, delay or discontinuance could adversely affect our financial conditions.

Shortages of oil field equipment and services could reduce our cash flow and adversely affect results of operations.

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages in such personnel.  The severe industry decline that began in mid-2014 resulted in a large displacement of experienced personnel through layoffs and many of the affected personnel moved on to careers in other industries. This structural shift in available workforce may be impactful in future periods. During future periods where there may be increased demand for drilling rigs, crews and associated supplies, oilfield equipment and services, and personnel, we may encounter shortages of these resources, as well as increased prices. These types of shortages or price increases could significantly decrease our profit margin, cash flow and operating results and/or restrict or delay our ability to drill those wells and conduct those operations that we currently have planned and budgeted, causing us to miss our forecasts and projections.

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

We operate in the highly competitive areas of oil and natural gas production, acquisition, development, and exploration, and we face intense competition from both major and other independent oil and natural gas companies:

•seeking to acquire desirable producing properties or new leases for future development or exploration; and
•seeking to acquire similar equipment and expertise that we deem necessary to operate and develop our properties.

Many of our competitors have financial and other resources substantially greater than ours, and some of them are fully integrated oil companies. These companies may be able to pay more for development prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to develop our oil and natural gas properties and to acquire additional properties in the future will depend upon our ability to successfully conduct operations, select suitable prospects and consummate transactions in this highly competitive environment.

We can also be affected by competition for drilling rigs and the availability of related equipment. In the past, the oil and natural gas industry has experienced shortages of drilling rigs, equipment, pipe and personnel that have delayed developmental drilling and other exploitation activities and have caused significant price increases. We are unable to predict when, or if, such shortages may again occur or how they would affect our development and exploitation program.

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

Our operations are subject to numerous environmental laws and regulations, which obligate us to install and maintain pollution controls and to clean up various sites at which regulated materials may have been disposed of or released. It is not possible for us to estimate reliably the amount and timing of all future expenditures related to environmental matters because of:

•the uncertainties in estimating cleanup costs;
•the discovery of additional contamination or contamination more widespread than previously thought;
•the uncertainty in quantifying liability under environmental laws that impose joint and several liability on all potentially responsible parties;
•new listing of species as “threatened” or “endangered”;
•changes in interpretation and enforcement of existing environmental laws and regulations; and
•future changes to environmental laws and regulations and their enforcement.

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

•injury or loss of life;
•severe damage to or destruction of property, natural resources and equipment;
•pollution or other environmental damage;
•remediation and cleanup responsibilities;
•regulatory investigations and administrative, civil and criminal penalties;
•damage to our reputation; and
•injunctions or other proceedings that suspend, limit or prohibit operations.

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

We may be subject to risks in connection with acquisitions and divestitures.

The successful acquisition of producing properties requires an assessment of several factors, including recoverable reserves, future oil and natural gas prices, operating costs and liabilities. The accuracy of these assessments is inherently uncertain and we may not be able to identify attractive acquisition opportunities. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms.

Acquiring oil and natural gas properties requires us to assess reservoir and infrastructure characteristics, including recoverable reserves, development and operating costs and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain. In connection with the assessments, we perform a review of the subject properties, but such a review will not necessarily reveal all existing or potential problems. In the course of our due diligence, we may not inspect every well or pipeline. We cannot necessarily observe structural and environmental problems, such as pipe corrosion, when an inspection is made. We may not be able to obtain contractual indemnities from the seller for liabilities created prior to our purchase of the property. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations.

Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Our ability to complete acquisitions is dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals. Further, these acquisitions may be in geographic regions in which we do not currently operate, which could result in unforeseen operating difficulties and difficulties in coordinating geographically dispersed operations, personnel and facilities. In addition, if we enter into new geographic markets, we may be subject to additional and unfamiliar legal and regulatory requirements. Compliance with regulatory requirements may impose substantial additional obligations on us and our management, cause us to expend additional time and resources in compliance activities and increase our exposure to penalties or fines for non-compliance with such additional legal requirements. Further, the success of any completed acquisition will depend on our ability to integrate effectively the acquired business into our existing operations. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. In addition, possible future acquisitions may be larger and for purchase prices significantly higher than those paid for earlier acquisitions.

No assurance can be given that we will be able to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. Our failure to achieve consolidation savings, to integrate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operations. Any inability to effectively manage the integration of acquisitions, could reduce our focus on subsequent acquisitions and current operations, which, in turn, could negatively impact our earnings and growth.

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

Our commodity hedges currently consist of fixed price swaps, basis swaps and collars with financial institutions. The volumes and average notional prices of these hedges are disclosed in in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of this report.

Derivative instruments expose us to risk of financial loss in some circumstances, including when:

•our production is less than expected;
•the counterparty to the derivative instruments defaults on its contractual obligations; or

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

We are exposed to counterparty credit risk as a result of our receivables, including receivables from commodity derivative contracts and purchasers of production, as well as joint interest receivables from joint interest owners in the wells we operate.

In addition to credit risk related to receivables from commodity derivative contracts, we are exposed to risk of financial loss in connection with our receivables from oil and natural gas purchasers which are generally uncollateralized. We generally review our oil and natural gas purchasers for credit worthiness and general financial condition. However, there is a possibility that some of our purchasers may experience credit downgrades or liquidity problems and may not be able to meet their financial obligations to us. Additionally, we are exposed to credit risk in connection with receivables arising from joint interest owners that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We are generally unable to control which co-owners participate in our wells.

The inability or failure of our oil and natural gas purchasers or our joint interest owners to meet their obligations to us or their insolvency of liquidation may materially adversely affect our financial results.

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

We are subject to certain requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to comply with the requirements of Section 404 or if we or our auditors identify and report material weaknesses in internal control over financial reporting, our investors may lose confidence in our reported information and our stock price may be negatively affected.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. This section also requires that our independent registered public accounting firm opine on those internal controls. If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we or our auditors identify and report material weaknesses in internal control over financial reporting, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

Although we take the steps customary in the oil and natural gas industry to review title and perform any curative work with respect to any title defects, our failure to completely cure any title defects may invalidate our title to the subject property and adversely impact our ability in the future to increase production and reserves. Any title defects or defects in assignment of leasehold rights in properties in which we hold an interest can render a lease worthless and may have an adverse impact on our financial condition, results of operations, and growth prospects.

Prior to the drilling of an oil or natural gas well, however, it is the normal practice in our industry for the person or company acting as the operator of the well to obtain a preliminary title review to ensure there are no obvious defects in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct defects in the marketability of the title, and such curative work entails expense. Our failure to cure any title defects may delay or prevent us from utilizing the associated mineral interest, which may adversely impact our ability in the future to increase production and reserves.

Risks Related to Our Indebtedness

Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our Credit Agreement and Senior Notes.

As of December 31, 2019, we had total indebtedness of $422.0 million. Our current and future indebtedness could have important consequences, including the following:

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

•
we must use a material portion of our cash flow from operations to pay interest on our Senior Notes, borrowings under our Credit Agreement and our other indebtedness, which will reduce the funds available to us for operations and other purposes;

•	our high level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;

•	our high level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business;

•	we may be vulnerable to interest rate increases, as our borrowings under our Credit Agreement are at variable rates; and

•	our substantial level of indebtedness may limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt arrangements.

Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our Credit Agreement.

We may incur substantially more debt. This could exacerbate the risks associated with our indebtedness.

We may incur substantial additional indebtedness in the future, subject to the terms of our Credit Agreement and the Indenture governing our Senior Notes, including under our Credit Agreement, through the issuance of additional notes or otherwise. As of December 31, 2019, the maximum facility amount under the Credit Agreement was $750 million, the borrowing base was $325 million and we had $194.4 million of available borrowing capacity thereunder. Our borrowing base is redetermined by the banks semi-annually effective May 1 and November 1 of each year. In addition, both we and the banks may request a borrowing base redetermination once between each scheduled redetermination.

If new debt is added to our current debt levels, the related risks that we face could intensify. Our level of indebtedness may prevent us from engaging in certain transactions that might otherwise be beneficial to us by limiting our ability to obtain additional financing, limiting our flexibility in operating our business or otherwise. In addition, we could be at a competitive disadvantage against other less leveraged competitors that have more cash flow to devote to their business. Additionally, interest rates on such future indebtedness may be higher than current levels, causing our financing costs to increase accordingly.

Restrictive covenants in our Credit Agreement and Senior Notes could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

Our Credit Agreement and our Indenture for our Senior Notes impose operating and financial restrictions on us. These restrictions limit our ability and that of our restricted subsidiaries to, among other things:

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

Our Credit Agreement includes provisions that require mandatory prepayment of outstanding borrowings and/or a borrowing base redetermination when we make asset dispositions over a certain threshold, which could limit our ability to generate liquidity from asset sales. Also, our Credit Agreement and Senior Notes require us to maintain compliance with specified financial ratios and satisfy certain financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a continued downturn in our business or a downturn in the economy in general, or otherwise conduct necessary corporate activities. Our ability to comply with these ratios and financial condition tests may be affected by events beyond our control and, as a result, we may be unable to meet these ratios and financial condition tests. Our potential inability to meet financial covenants could require us to refinance or amend such obligations resulting in the payment of consent fees or higher interest rates, or require us to raise additional capital at an inopportune time or on terms not favorable to us.

A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under our Credit Agreement or Senior Notes. A default under our Credit Agreement or Senior Notes, if not cured or waived, could result in acceleration of all indebtedness outstanding thereunder, which in turn would trigger cross-acceleration and cross-default rights under our other debt.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. If we cannot make scheduled payments on our long-term indebtedness, we will be in default and, as a result:

•	debt holders, including the holders of our Senior Notes, could declare all outstanding principal and interest to be due and payable;

•	we may be in default under our master derivative contracts and counter-parties could demand early termination;

•	the lenders under our Credit Agreement could terminate their commitments to loan us money and foreclose against the assets securing their borrowings;

•	our credit rating could be lowered, which could inhibit our ability to incur additional indebtedness; and

•	we could be forced into bankruptcy or liquidation.

We may not have sufficient funds to repay bank borrowings if required as a result of a borrowing base redetermination.

Availability under our Credit Agreement is subject to a borrowing base, set at $325.0 million as of December 2019, and which is redetermined by the banks semi-annually on May 1 and November 1 of each year. In addition, the banks may request a borrowing base redetermination once between each scheduled redetermination. Dispositions of our oil and natural gas assets, early terminations of our derivative contracts, or incurrence of permitted senior additional debt may also trigger automatic reductions in our borrowing base.  If the outstanding borrowings under our Credit Agreement were to exceed the borrowing base as a result of a redetermination, we would be required to eliminate this deficiency. Within 10 days after receiving notice of the new borrowing base, we would be required to make an election: (1) to repay the deficiency in a lump sum within 45 days or (2) commencing within 30 days to repay the deficiency in equal monthly installments over a six -month period or (3) to submit within 45 days additional oil and gas properties we own for consideration in connection with the determination of the borrowing base sufficient to eliminate the deficiency or (4) any combination of repayment as provided in the preceding three elections. If we are forced to repay a portion of our bank borrowings, we may not have sufficient funds to make such repayments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Asset sales may also reduce available collateral and availability under the Credit Agreement and could have a material adverse effect on our business and financial results. In addition, we cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations.

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

Assuming a constant debt level of $325.0 million, equal to our borrowing base as of December 7, 2019 under our Credit Agreement, the cash flow impact for a 12-month period resulting from a 100 basis point movement in interest rates, regardless of whether the spread widens or tightens, would be $3.3 million. As a result, any increases in our interest rates, or our inability to access the equity markets on reasonable terms, could have an adverse impact on our financial condition, results of operations, and growth prospects. The interest rate on our Senior Notes is fixed.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Assuming a constant debt level under our Credit Agreement of $325.0 million, equal to our borrowing base at December 31, 2019, the cash flow impact for a 12-month period resulting from a 100 basis point change in the variable component of our interest rate would be $3.3 million.

Risks Related to Legislative and Regulatory Developments

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

Federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing and waste water injection wells could result in increased costs and additional operating restrictions or delays.

Our hydraulic fracturing operations are a significant component of our business, and it is an important and common practice that is used to stimulate production of hydrocarbons, particularly oil and natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. For example, although no rule was ever finalized, in May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking comment on the development of regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. Beginning in August 2012, the EPA issued a series of rules under the CAA that establish new emission control requirements for emissions of volatile organic compounds and methane from certain oil and natural gas production and natural gas processing operations and equipment, and EPA has proposed amendments to these regulations as recently as September 2019. In March 2015 and November 2016, the BLM finalized rules governing hydraulic fracturing and venting and flaring on federal lands. Several of the EPA’s and the BLM’s recently promulgated rules concerning regulation of hydraulic fracturing, including BLM’s hydraulic fracturing and venting and flaring rules, are in various stages of suspension, repeal, implementation delay, and court challenges and, thus, the future of these rules is uncertain. Further, legislation to amend the SDWA to repeal the exemption for hydraulic fracturing (except when diesel fuels are used) from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have been proposed in Congress from time to time. Several states and local jurisdictions in which we operate also have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, such as requiring certain setback distances from residences or other sensitive areas, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids.

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

The EPA has determined that GHGs present an endangerment to public health and the environment because such gases contribute to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted and implemented, and continues to adopt and implement, regulations that restrict emissions of greenhouse gases (“GHGs”) under existing provisions of the Clean Air Act (“CAA”). The EPA also requires the annual reporting of GHG emissions from certain large sources of GHG emissions in the United States, including certain oil and gas production facilities and oil and natural gas gathering and boosting operations. The EPA has also taken steps to limit methane emissions from oil and gas production facilities. In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost one-half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. And in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. The Paris Agreement entered into force in November 2016. However, in November 2019, the United States submitted formal notification to the United Nations of its withdrawal from the Paris Agreement. The withdrawal will take effect on November 4, 2020. Restrictions on emissions of GHGs that may be imposed could adversely affect the natural gas industry by reducing demand for hydrocarbons and by making it more expensive to develop and produce hydrocarbons, either of which could have a material adverse effect on future demand for our services. Moreover, climate change may cause more extreme weather conditions and increased volatility in seasonal temperatures. Extreme weather conditions can interfere with our operations and increase our costs, and damage resulting from extreme weather may not be fully insured. For a more detailed discussion of climate change, please see Environmental Matters and Regulation - Climate Change.

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

Fuel conservation measures, climate change initiatives, governmental requirements for renewable energy resources, increasing consumer demand for alternative forms of energy, and technological advances in fuel economy and energy generation devices could reduce demand for the crude oil and natural gas we produce. The potential impact of changing demand for crude oil and natural gas services and products could have an adverse impact on our financial condition, results of operations and growth prospects.

Changes in U.S. federal or state tax laws and regulations, including the 2017 Tax Act, may have a material adverse effect on our net revenues, financial condition, and results of operations.

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

Oklahoma imposes a gross production tax, or severance tax, on the value of oil, NGLs and natural gas produced within the state. Under recent changes to Oklahoma law, the gross production tax rate on the first three years of a horizontal well’s production was increased from 2% to 5%, effective July 1, 2018. As a result, production from new Oklahoma wells are now taxed at a 5% rate for the first 36 months of production and at 7% thereafter. The passage of any further legislation or ballot initiatives that would increase the tax burden on all of our oil and gas production occurring in the State of Oklahoma would negatively affect our net revenues, our financial condition, and results of operations.

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

While many rules and regulations have been promulgated and are already in effect, other rules and regulations remain to be finalized or effectuated, and therefore, the impact of those rules and regulations on us is uncertain at this time. The Dodd-Frank Act, and the rules promulgated thereunder, could (i) significantly increase the cost, or decrease the liquidity, of energy-related derivatives that we use to hedge against commodity price fluctuations (including through requirements to post collateral), (ii) materially alter the terms of derivative contracts, (iii) reduce the availability of derivatives to protect against risks we encounter, and (iv) increase our exposure to less creditworthy counterparties. Any of these consequences could have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

Risks Related to Our Common Stock

The market price of our common stock is volatile.

The trading price of our common stock and the price at which we may sell common stock in the future are subject to fluctuations in response to various factors, many of which are beyond our control, including:

•	limited trading volume in our common stock;

•	the concentration of holdings of our common stock;

•	variations in operating results;

•	changes in production levels;

•	our involvement in litigation;

•	general U.S. or worldwide financial market conditions;

•	conditions impacting the prices of oil and gas;

•	our liquidity and access to capital;

•	our ability to raise additional funds;

•	events impacting the energy industry;

•	lack of trading market;

•	changes in government regulations; and

•	other events.

The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in our industry. The changes often appear to occur without regard to specific operating performance. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company and these fluctuations could materially reduce our stock price.

Trading of our common stock in the public market has been limited. Therefore, the holders of our common stock may be unable to liquidate their investment in our common stock.

Upon our emergence from bankruptcy, our old common stock was canceled and we issued new common stock.  From May 18, 2017, through May 25, 2017, our Class A common stock was quoted on the OTC Pink marketplace under the symbol “CHHP”. From May 26, 2017, through July 23, 2018, our Class A common stock was quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CHPE”. On July 24, 2018, we transferred our stock exchange listing for our Class A common stock from the OTCQB market to the New York Stock Exchange and began trading under the new ticker symbol “CHAP.” On December 19, 2018, all outstanding shares of our Class B common stock, converted into the same number of shares of Class A common stock pursuant to the terms of our Third Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”).

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

The NYSE’s standards for continued listing include, among other things, that the average closing price of a security as reported on the NYSE consolidated tape be $1.00 or greater over a consecutive 30 trading-day period. On February 28, 2020, we were notified by the NYSE that, for the last 30 trading days, the closing price for our common stock had closed below the minimum $1.00 per share requirement. In accordance with the NYSE’s listed company manual rules, we have been provided a period of six months, or until August 28, 2020 (the “Compliance Date”), to regain compliance with the closing price requirement.

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

There may be circumstances in which the interests of our significant stockholders may not align with the interests of our other stockholders, and concentrated share ownership may affect the market for the Company’s Class A common shares.

On December 20, 2019, as a result of the Company and SVP entering into the Amended SVP Agreement: (i) the authorized number of directors on the Board was increased from seven to eight, (ii) K. Earl Reynolds resigned from his positions as Chief Executive Officer, president and a director of the Company and Charles Duginski was appointed CEO, president and director of the Company and (iii) two SVP designees were appointed to the Board. As a result, the Board now consists of eight directors, two of which are SVP designees.

While the SVP designees’ fiduciary duties are to all Company stockholders, nothing obliges SVP, as a stockholder, to support initiatives that are supported by the Board as a whole. Likewise, nothing prevents SVP from pursuing transactions or financial arrangements that are in its, but not the Company’s or the Company’s other stockholders’, best interests. Furthermore, our significant concentration of share ownership may adversely affect the trading price of our Class A common shares because of decreased liquidity in the market for the shares or the potential perception by others in the investing community of disadvantages in owning shares in companies with significant stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
See Item 1. Business and Properties. We also have various operating leases for rental of office space, office and field equipment, and vehicles. See our additional disclosures in “Liquidity and Capital Resources—Contractual Obligations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as “Note 18: Commitments and contingencies” in Item 8. Financial Statements and Supplementary Data. Such information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

Chapter 11 Proceedings. Commencement of the Chapter 11 Cases in 2016 automatically stayed many of the proceedings and actions against us noted below as well as other claims and actions that were or could have been brought prior to May 9, 2016 (“Petition Date”), and the claims remain subject to Bankruptcy Court jurisdiction. With respect to the proofs of claim asserted in the Chapter 11 Cases arising from the proceedings or actions below that were initiated prior to the Petition Date, we are unable to estimate the amount of such claims that will be allowed by the Bankruptcy Court due to, among other things, the complexity and number of legal and factual issues which are necessary to determine the amount of such claims and uncertainties related to the nature of defenses asserted in connection with the claims, the potential size of the putative classes, and the types of the properties and scope of agreements related to such claims. As a result, no reserves were established in respect of such proofs of claims or any of the proceedings or actions described below. To the extent that any of the legal proceedings were filed that relate to one or more claims accruing prior to the Petition Date and that result in a claim being allowed against us, pursuant to the terms of the Reorganization Plan, such claims will be satisfied through the issuance of new stock in the Company or, if the amount of such claim is below the convenience class threshold, through cash settlement. If the Bankruptcy Court were to allow the remaining unresolved proofs of claims from any of these cases in the full amount asserted therein, the Company, pursuant to the Plan of Reorganization, would be required to issue additional shares to the holders of such allowed proofs of claim that are in excess of a convenience class threshold, which could result in dilution to existing stockholders.

Naylor Farms, Inc., individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C (the “Naylor Farms case”). On June 7, 2011, an alleged class action was filed against us in the United States District Court for the Western District of Oklahoma (“Naylor Trial Court”) alleging that we improperly deducted post-production costs from royalties paid to plaintiffs and other non-governmental Royalty Interest owners from crude oil and natural gas wells we operate in Oklahoma. The plaintiffs have alleged a number of claims, including breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek termination of leases, recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the alleged class. Plaintiffs indicated they seek damages in excess of $5.0 million, the majority of which consist of interest and may increase with the passage of time. We responded to the Naylor Farms petition, denied the allegations and raised arguments and defenses. Plaintiffs filed a motion for class certification in October 2015. In addition, the plaintiffs filed a motion for summary judgment asking the Naylor Trial Court to determine as a matter of law that natural gas is not marketable until it is in the condition and location to enter an interstate pipeline. On May 20, 2016, we filed a Notice of Suggestion of Bankruptcy with the Naylor Trial Court. Subsequently the bankruptcy stay was lifted for the limited purpose of determining the class certification issue.

On January 17, 2017, the Naylor Trial Court certified a modified class of plaintiffs with oil and gas leases containing specific language. The modified class constitutes less than 60% of the leases the plaintiffs originally sought to certify. After additional briefing on the subject, on April 18, 2017, the Naylor Trial Court issued an order certifying the class to include only claims relating back to June 1, 2006. On May 3, 2019, our appeal of that class certification was denied by the Tenth Circuit Court of Appeals.

In addition to filing claims on behalf of the named and putative plaintiffs, on August 15, 2016, plaintiffs’ attorneys filed a proof of claim on behalf of the putative class claiming damages in excess of $150.0 million in our Chapter 11 Cases. The Company objected to treatment of the claim on a class basis, asserting the claim should be addressed on an individual basis. On April 20, 2017, plaintiffs filed an amended proof of claim reducing the claim to an amount in excess of $90.0 million inclusive of actual and punitive damages, statutory interest and attorney fees. On May 24, 2017, the Bankruptcy Court denied the Company’s objection, ruling the plaintiffs may file a claim on behalf of the class. This order did not establish liability or otherwise address the merits of the plaintiffs’ claims, to which we will also object. The Bankruptcy Court order was affirmed by the United States District Court for the District of Delaware on September 24, 2019. On October 24, 2019, the Company filed its notice of appeal to the United States Court of Appeals for the Third Circuit.

We continue to dispute the plaintiffs’ allegations and are objecting to the claims both individually and on a class-wide basis.

W.H. Davis Family Limited Partnership Claims in the Company’s Chapter 11 Bankruptcy Cases (the “W.H. Davis case”). The W. H. Davis Family Limited Partnership and affiliates (collectively, “Davis”) filed Proofs of Claim in the Company’s Chapter 11 Cases. Davis claimed that Chaparral owed Davis $17.3 million as the result of Chaparral’s alleged diversion of CO2 from the Camrick Unit and the North Perryton Unit to the Farnsworth Unit. All these units were divested by the Company as part of its EOR asset sale in November 2017. While the Company denies all claims asserted by Davis, the Company determined it was prudent to explore settlement of the claims. Accordingly, the Company and Davis agreed at mediation to settle Davis’ claims for an allowed claim of $2.7 million in Class 6 under the Reorganization Plan, which agreement was memorialized in a settlement term sheet executed by both parties on the day of the mediation, a settlement agreement executed by both parties thereafter, and a settlement stipulation executed by both parties that was filed with the Bankruptcy Court. Davis is now contesting the enforcement of the settlement under its terms, which resulted in the issuance of 84,347 shares of Class A common stock to Davis, claiming that he was mistaken in his understanding of the terms of the Reorganization Plan as relate to Class 6 claims. The Company is vigorously pursuing enforcement of the settlement in the Bankruptcy Court.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Holders of Record
As of March 6, 2020, there were 181 record holders of 47,938,374 outstanding shares of Class A common stock.
Market Information

Our Class A common stock began trading on the NYSE under the symbol “CHAP” starting July 24, 2018. Prior to being listed on the NYSE, our Class A common stock was quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CHPE” from May 26, 2017 through July 23, 2018. Our previously outstanding Class B common stock was not listed or quoted on the OTCQB or any other stock exchange or quotation system, and has since been converted to Class A common stock on December 19, 2018. The following table sets forth the high and low last reported sales prices per share of our Class A common stock, as reported on the NYSE or OTCQB, as applicable. Based on information available to us, we believe transactions in our Class A common stock can be fairly summarized as follows for the period indicated:

	High	Low
2019
Fourth Quarter	$1.76	$0.70
Third Quarter	$5.93	$1.15
Second Quarter	$8.18	$3.00
First Quarter	$8.40	$4.13
2018
Fourth Quarter	$18.30	$4.48
Third Quarter	$20.00	$15.55
Second Quarter	$21.25	$16.75
First Quarter	$25.85	$16.65
Dividend Policy
We have not paid any dividends on our common stock in either of the last two years and we do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any future determination relating to our dividend policy will be at the discretion of our Board and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our Board. We are also restricted from paying any cash dividends under our Credit Agreement and our Indenture for our Senior Notes.
Securities authorized for issuance under equity compensation plans
The Chaparral Energy, Inc. 2019 Long-Term Incentive Plan (the “LTIP”), was adopted by our Board of Directors on May 2, 2019, and become effective upon approval by stockholders at our annual stockholders meeting on June 28, 2019. The LTIP replaced the Chaparral Energy, Inc. Management Incentive Plan, adopted effective August 16, 2017 (the “MIP”), which was frozen as of the effective date of the LTIP so that no further awards will be granted under the MIP.
The LTIP authorizes us to issue up to 3,500,000 shares of common stock. The number of authorized shares available for issuance under the LTIP will be increased by any shares of the Common Stock subject to awards under the MIP that, following the approval of the LTIP, would have become available for re-grant under the terms of the MIP as a result of a grant’s cancellation or forfeiture, termination of a participant’s association with the Company, or using shares to fund an exercise price or withholding taxes due upon vest. The remaining shares available for issuance under the LTIP as of December 31, 2019 are disclosed below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by stockholders	—	—	2,674,391
Equity compensation plans not approved by stockholders	—	—	—
________________________________

(1)
Available for issuance under the LTIP. In addition, shares that are canceled, forfeited, terminated, expire or lapse shall again be available for grant under the LTIP. If shares of common stock subject to an award that may be settled with shares are, instead, settled for cash in lieu of shares, such shares shall again be available for grant under the LTIP.

Sales of Unregistered Securities
None.
Repurchases of Equity Securities
The following table provides information regarding Class A common stock repurchases made by the Company during the three months ended December 31, 2019.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2019	3,199	$0.97	N/A	N/A
November 1-30, 2019	—	$—	N/A	N/A
December 1-31, 2019	—	$—	N/A	N/A
Total	3,199	$0.97	N/A	N/A
_________________________________________

(1)
All shares purchases relate to tax withholding in connection with vesting of restricted shares issued under equity compensation plan. We expect to purchase approximately 4,000 shares during the first quarter of 2020 for similar tax withholding.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following historical financial data in connection with the financial statements and related notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report. The financial data as of and for each of the five years ended December 31, 2019 was derived from our audited financial statements. Our historical results are not necessarily indicative of results to be expected in future periods. As the company emerged from bankruptcy on March 21, 2017, we refer to the post-emergence reorganized company as the Successor for periods subsequent to March 21, 2017, and to the pre-emergence company as Predecessor for periods prior to and including March 21, 2017.

		Successor		Predecessor
			Period from	Period from
			March 22, 2017	January 1, 2017
	For the Year Ended December 31,		through	through	For the Year Ended December 31,
(in thousands)	2019	2018	December 31, 2017	March 21, 2017	2016	2015
Statements of Operations Data:
Revenues	$236,345	$247,362	$227,079	$66,531	$252,152	$324,315
Operating (loss) income (1)	(409,351)	30,177	(45,266)	9,752	(295,464)	(1,577,865)
Net (loss) income (2)	(468,948)	33,442	(118,902)	1,041,959	(415,720)	(1,333,844)
Earnings (loss) per share:
Basic for Class A and Class B	$(10.28)	$0.74	$(2.64)	*	*	*
Diluted for Class A and Class B	$(10.28)	$0.73	$(2.64)	*	*	*
Statements of Cash Flows Data:
Net cash provided by operating activities	$113,657	$146,241	$84,969	$14,385	$47,167	$19,608
Expenditures for property, plant, and equipment and oil and natural gas properties	(267,068)	(324,063)	(157,718)	(31,179)	(146,296)	(313,481)
Other Data:
Production (MBoe)	9,593	7,490	6,603	1,796	8,926	10,200
________________________________

(1)
Operating income (loss) for 2019, 2018, the Successor period of 2017 and the Predecessor periods of 2017, 2016, and 2015 included oil and natural gas impairment charges of $430.7 million, $20.1 million, $42.1 million, nil, $282.5 million, and $1.5 billion, respectively.

(2)
Net income (loss) for 2019, 2018, the Successor period of 2017, the Predecessor period of 2017 and 2016 included reorganization items (expense) income attributable to our bankruptcy proceedings of $(1.8) million, $(2.4) million, $(3.1) million, $988.7 million, and $(16.7) million, respectively.

*     We did not present earnings per share during those periods because our common stock did not trade on a public market during those periods, either on a stock exchange or in the over-the-counter market. Accordingly, we were permitted under accounting guidance to omit such disclosure.

	Successor			Predecessor
	December 31,			December 31,
(in thousands)	2019	2018	2017	2016	2015
Balance Sheet Data:
Total oil and natural gas properties	$892,886	$1,160,518	$992,353	$555,184	$798,837
Total assets	988,432	1,340,669	1,139,306	845,987	1,181,313
Total debt (1)	421,986	307,471	144,659	469,112	1,583,701
Total stockholders’ equity (deficit)	417,141	884,687	842,766	(1,042,153)	(620,357)
Other Data:
Proved reserves as of December 31, (MBoe)	96,558	94,807	76,287	131,301	155,541
________________________________

(1)	In 2016 the $1.2 billion balance outstanding under our Prior Senior Notes was reclassified from debt to liabilities subject to compromise.

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

As permitted by Item 303(a) of Regulation S-K, we have omitted a discussion of the results for 2017. A discussion of those results can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the year ended December 31, 2018.

Executive Overview

Chaparral Energy, Inc. (NYSE: CHAP) is an independent oil and natural gas exploration and production company headquartered in Oklahoma City where it is focused on Oklahoma’s hydrocarbon rich Mid-Continent region. Of our 210,000 net surface acres in the Mid-Continent region, approximately 122,000 net acres are located in the STACK play, primarily in Canadian, Kingfisher and Garfield counties. Beginning in the early 1990s, our operations in the area later to become known as the STACK were focused on vertical wells and waterfloods. Since late 2013, however, we have concentrated on the horizontal development of the Mississippian-age Osage and Meramec formations, the Pennsylvanian-age Oswego formation, as well as Devonian-age Woodford Shale formation.

As of December 31, 2019, we had estimated proved reserves of 96.6 MMBoe with a PV-10 value of approximately $514 million. Our estimated proved reserve life is approximately 10.1 years. These estimated proved reserves included 79.3 MMBoe of reserves in our STACK play which represents a 7% increase from the prior year. Our total reserves were 67% proved developed, 28% crude oil, 34% natural gas liquids and 38% natural gas.

Our December 31, 2019 reserve estimates reflect that our production rate on current proved developed producing properties will decline at annual rates of approximately 29%, 18%, and 14% for the next three years.  To grow our production and cash flow, we must find, develop and acquire new oil and natural gas reserves to replace those being depleted by production.  Substantial capital expenditures are required to find, develop and acquire oil and natural gas reserves.

2019 Financial and Operating Highlights

The following are material events in 2019 that have impacted our liquidity or results of operations, and/or are expected to impact these items in future periods:

•
Income. We incurred a net loss of $468.9 million and loss per share of $10.28. The loss was due to a ceiling test write-down of $430.7 million and non-cash mark to market losses on our derivatives of $40.8 million

•
Decreased LOE. LOE declined 9% from the prior year to $49.6 million in 2019, and on a per Boe basis, declined 29% to $5.17. The dollar decrease in LOE is due to our sole development focus in recent years in the STACK where operating costs are lower compared to our legacy properties. In conjunction with our development, production volumes have also increased in the STACK, leading to lower per Boe costs.

•	Production. Production in our STACK play increased 50% from the prior year to 7,907 MBoe in 2019. Total Company production was 9,593 MBoe in 2019 which was 28% higher than the prior year.

•
Decreased G&A. G&A declined $4.6 million or 12% from the prior year to $34.2 million. The decrease was due in part to a reduction in salaries and benefits corresponding to our reduction in headcount, which included a reduction from 123 corporate employees at the end of 2018 to 78 corporate employees at the end of 2019.

•
Disposition of Certain Non-Oil and Gas Assets. In August 2019, we sold the building housing our headquarters along with adjacent land, furniture and fixtures for net proceeds of $11.5 million, which we utilized to pay off the outstanding balance of the real estate mortgage note on the property. In September 2019, we terminated our financing lease obligations related to certain CO2 compressors, which resulted in a further reduction in our debt of $9.8 million.

•
Reserves. We had modest growth in our STACK proved reserves of 79,324 MBoe, which increased 7% from year-end 2018. Our total proved reserves of 96,558 MBoe increased approximately 2% from the prior year as additions through our drilling program were offset by price-related downward revisions.

Capital Program

Our 2019 oil and natural gas capital expenditure was $269.8 million compared to 2018 where we incurred $341.0 million. The decrease in capital expenditure was primarily driven by a decrease in our leasehold acquisitions partially offset by an increase in drilling activity. The table below discloses our actual costs incurred, including costs that we have accrued for 2019.

	Twelve Months Ended December 31, 2019
(in thousands)	STACK	Other	Total
Acquisitions (1)	$11,312	$—	$11,312
Drilling (2)	228,820	—	228,820
Enhancements	7,226	2,590	9,816
Operational capital expenditures incurred	247,358	2,590	$249,948
Other (3)	—	—	$19,878
Total capital expenditures incurred	$247,358	$2,590	$269,826
 _________________________________

(1)	For 2019, includes non-monetary acreage trades of $1.4 million and $0.8 million for seismic data.

(2)
For 2019, includes $7.0 million on development of wells operated by others and $12.6 million for wells drilled under the JDA. Of the $12.6 million incurred under the JDA, $4.1 million was for costs in excess of the well cost caps specified under the JDA (largely as a result of inflation) and $8.6 million was incurred to acquire additional working interests.

(3)	For 2019, this amount includes $8.5 million for capitalized general and administrative expenses and $11.8 million for capitalized interest.

Excluding wells under the JDA and third party operated wells, we drilled and completed 49 gross wells, completed seven gross wells which were drilled in 2018 and drilled six gross wells to be completed in 2020, all within our STACK play. Our net capital to drill and complete the 49 gross wells which had an average working interest of approximately 90% was $177.9 million. Our 2019 capital expenditures included $11.3 million on acquisitions, which consisted of leasing and pooling of acreage, $1.4 million in non-monetary acreage trades and $0.8 million on seismic data.

Activity under the JDA in 2019 included three gross wells that were both drilled and completed during the year and four gross wells that were drilled in 2018 and completed in 2019. See “Note 1: Nature of operations and summary of significant accounting policies” in Item 8. Financial Statements and Supplementary Data in this report for a discussion of the primary provisions under the JDA.

Contractual Obligations to Drill Wells in Connection with Asset Acquisition. Under the terms of agreements pursuant to which the company acquired 7,000 acres of leasehold in Kingfisher County in early 2018, the company is required to drill and complete 10 wells on such leasehold in each of 2019, 2020, and 2021 and 15 wells in 2022. To the extent the company does not drill and complete the minimum number of wells in a given year, it is required to pay the sellers of the acreage $0.25 million for each deficient well. In 2019, the company drilled and completed six wells on the subject acreage and recorded a payable of $1.0 million for additional acquisition costs due to the sellers for four deficient wells. Taking into account current commodity price conditions, the company does not intend to drill wells on the subject acreage in 2020 as it focuses on higher return opportunities. No determination has been made with respect to 2021 or 2022; however, if the company fails to drill the prescribed number of wells in either year, it would be obligated to make additional payments to the sellers.

2020 Outlook

In recent years, the landscape of domestic energy production has changed dramatically. Domestic energy production capabilities have increased the nation’s supply of both crude oil and natural gas, primarily driven by advances in technology, horizontal drilling and hydraulic fracture stimulation techniques. The increase in domestic supply of crude oil and natural gas has resulted in commodity prices that are meaningfully lower than they were a decade ago, and may remain volatile for the foreseeable future. We believe the prolonged lower commodity price environment has fundamentally changed the expectations of capital markets, resulting in new capital being both more difficult and more expensive to obtain.

As NGLs have become a more significant part of our production mix in recent years, we are also impacted by swings in NGL pricing. Our realized price on NGLs has fallen from 38% of crude oil in 2018 to 27% of crude oil in 2019. Of course, since crude oil and natural gas prices have also fallen during that period, there is a compound effect. For instance, the average daily spot price of West Texas Intermediate (“WTI”) crude oil has fallen from an average of $65.23/barrel during 2018 to $56.98/barrel during 2019 while the average daily Henry Hub spot price of natural gas has fallen from $3.15/MMBtu to $2.56/MMBtu over the same period.

Looking ahead, crude oil has experienced near term downward pressure as a result of softer demand from the growing impact of the coronavirus related crisis. Compounding the impact from the coronavirus, at a meeting in Vienna on March 6, 2020, the alliance between Russia and OPEC on production cuts broke down as both sides were unable to reach an agreement over how much to restrict production in order to stabilize crude oil prices. As a result, Saudi Arabia subsequently announced that it would significantly increase production and cut the prices at which it sells crude oil. Those actions and the potential reactions by other oil exporting countries contributed to a sudden and precipitous drop in global crude prices. At the time of this filing, spot prices for WTI were less than $35 per barrel. We continue to evaluate this rapidly developing situation as we plan our activities for the remainder of 2020.

Results of Operations

Overview

Total production increased from 2018 to 2019 as a result of our development activities in the STACK. Despite production growth from all three commodities, our gross commodity sales were approximately flat from 2018 to 2019 due to a decline in realized prices on those commodities. Our net loss of $468.9 million for the year was primarily the result of a ceiling test impairment of $430.7 million and a $40.8 million non-cash mark to market loss on our derivatives.

	For the Year Ended December 31,
(dollars in thousands)	2019	2018
Production (MBoe)	9,593	7,490
Gross commodity sales (1)	$256,199	$258,845
Net (loss) income	$(468,948)	$33,442
Cash flow from operations	$113,657	$146,241
_____________________
(1) Amounts disclosed do not include deductions from transportation and processing costs.

Production

Production volumes by area were as follows (MBoe):

	For the Year Ended December 31,
	2019	2018
STACK
Kingfisher County	2,821	2,194
Canadian County	3,703	1,648
Garfield County	1,192	1,183
Other	191	254
Total STACK	7,907	5,279
Other Areas	1,686	2,211
Total	9,593	7,490

The table above reflects an increasing production trend in the STACK and a decreasing trend in our Other Areas. The pattern is a result of (i) our continued focus and capital investment in the higher-return STACK, (ii) divestitures of non-core assets in Other Areas at various times during 2018, including certain properties in the Oklahoma/Texas Panhandle in 2018, and (iii) the natural decline in production and lower capital investment in areas outside the STACK. See “Note 6: Acquisitions and divestitures” in Item 8 of this report for further detail on our divestitures.

Commodity Sales

The following table presents information about our commodity sales before the effects of commodity derivative settlements:

	For the Year Ended December 31,
	2019	2018
Commodity sales (in thousands)
Oil	$173,555	$171,749
Natural gas	40,543	41,506
Natural gas liquids	42,101	45,590
Gross commodity sales	$256,199	$258,845
Transportation and processing	(23,049)	(16,276)
Net commodity sales	233,150	242,569
Production
Oil (MBbls)	3,111	2,684
Natural gas (MMcf)	22,095	17,549
Natural gas liquids (MBbls)	2,799	1,881
MBoe	9,593	7,490
Average sales prices (excluding derivative settlements)
Oil per Bbl	$55.79	$63.99
Natural gas per Mcf	$1.83	$2.37
Natural gas liquids per Bbl	$15.04	$24.24
Transportation and processing per Boe	$(2.40)	$(2.17)
Average sales price per Boe	$24.31	$32.39

The relative impact of changes in commodity prices and sales volumes on our commodity sales before the effects of hedging is shown in the following table:

	2019 vs. 2018
(dollars in thousands)	Sales change	Percentage change in sales
Change in oil sales due to:
Prices	$(25,518)	(14.9)%
Production	27,324	15.9%
Total change in oil sales	$1,806	1.1%
Change in natural gas sales due to:
Prices	$(11,718)	(28.2)%
Production	10,755	25.9%
Total change in natural gas sales	$(963)	(2.3)%
Change in natural gas liquids sales due to:
Prices	$(25,739)	(56.5)%
Production	22,250	48.8%
Total change in natural gas liquid sales	$(3,489)	(7.7)%

Our gross commodity sales (before transportation and processing deductions) for the year ended December 31, 2019, of $256.2 million, decreased approximately 1% compared to gross commodity sales for the prior year ended December 31, 2018. The change is due to a decrease in realized prices across all commodity types, offset by the increases in overall production volumes.

Transportation and processing revenue deductions principally consist of deductions by our customers for costs to prepare and transport production from the wellhead to a specified sales point and processing costs of gas into natural gas liquids. Transportation and processing deductions were $23.0 million for 2019, representing an increase of 42% compared to the year ended 2018. Transportation and processing deductions were higher on a dollar basis as a result of increased production of natural gas and natural gas liquids as well as higher rates. Production growth during the year was primarily related to development in the STACK where we have experienced higher transportation and processing costs. As we continued to experience natural production declines in our other operating areas, the increase in natural gas and natural gas liquids production in the STACK resulted in slightly higher costs on a per Boe basis.

	For the Year Ended December 31,
	2019	2018
Transportation and processing charges deducted from revenue (in thousands)	$23,049	$16,276
Transportation and processing charges per Boe	$2.40	$2.17

Derivative Activities

Our results of operations, financial condition and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties. To mitigate a portion of this exposure, we enter into commodity price swaps, collars and basis protection swaps.

We closely monitor the fair value of our derivative contracts and may elect to settle a contract prior to its scheduled maturity date in order to lock in a gain or loss.

Our realized prices are impacted by realized gains and losses resulting from commodity derivatives contracts. The following table presents information about the effects of derivative settlements on realized prices:

	For the Year Ended December 31,
	2019	2018
Oil (per Bbl): (1)
Before derivative settlements	$55.79	$63.99
After derivative settlements	$55.17	$57.93
Post-settlement to pre-settlement price	98.9%	90.5%
Natural gas liquids (per Bbl):
Before derivative settlements	$15.04	$24.24
After derivative settlements	$16.73	$24.47
Post-settlement to pre-settlement price	111.2%	100.9%
Natural gas (per Mcf):
Before derivative settlements	$1.83	$2.37
After derivative settlements	$2.05	$2.21
Post-settlement to pre-settlement price	112.0%	93.2%

The estimated fair values of our oil and natural gas derivative instruments are provided below. The associated carrying values of these instruments are equal to the estimated fair values.

	As of December 31,
(in thousands)	2019	2018
Derivative assets (liabilities):
Crude oil derivatives	$(21,805)	$19,756
Natural gas derivatives	3,551	345
NGL derivatives	2,169	4,581
Net derivative (liabilities) assets	$(16,085)	$24,682

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

	For the Year Ended December 31,
(in thousands)	2019	2018
Derivative (losses) gains	$(33,198)	$19,297

	2019		2018
(in thousands)	Non-cash fair value adjustment	Settlement gains (losses)	Non-cash fair value adjustment	Settlement gains (losses)
Derivative (losses) gains:
Crude oil derivatives	$(41,559)	$(1,935)	$33,159	$(16,278)
Natural gas derivatives	$3,206	$4,763	$67	$(2,662)
NGL derivatives	$(2,412)	$4,739	$4,581	$430
Derivative (losses) gains	$(40,765)	$7,567	$37,807	$(18,510)

Lease Operating Expenses

	For the Year Ended December 31,
(in thousands, except per Boe data)	2019	2018
Lease operating expenses:
STACK	$30,438	$25,670
Other	19,167	28,549
Total lease operating expenses	$49,605	$54,219
Lease operating expenses per Boe:
STACK	$3.85	$4.86
Other	$11.37	$12.91
Lease operating expenses per Boe	$5.17	$7.24

LOE is sensitive to changes in demand for field equipment, services, and qualified operational personnel, which are driven by demand for oil and natural gas. However, the timing of changes in operating costs may lag behind changes in commodity prices.

LOE for 2019 was $49.6 million, or $5.17 per Boe, a decrease of 9% on a dollar basis, or 29% on a per Boe basis, compared to 2018. The decrease was largely due to the divestiture of high-cost non-core assets during 2018, partially offset by LOE increases in the STACK where we are growing production. LOE for 2018, was $54.2 million or $7.24 per Boe.

Production Taxes (which include ad valorem taxes)

	For the Year Ended December 31,
(in thousands, except per Boe data)	2019	2018
Production taxes	$13,290	$13,150
Production taxes per Boe	$1.39	$1.76

Production taxes generally change in proportion to commodity sales. Some states offer exemptions or reduced production tax rates for horizontal drilling, enhanced recovery projects and high cost gas wells.

Production taxes for the twelve months ended December 31, 2019 were 1% higher than aggregate production taxes for the twelve months ended December 31, 2018. The increase was a result of an increase in overall production volumes partially offset by decreases in realized prices across all commodity types. Production taxes on a per Boe basis were lower due to the increase in overall production volumes, while overall revenues and corresponding production taxes remained relatively flat.

Depreciation, Depletion and Amortization (“DD&A”)

	For the Year Ended December 31,
(in thousands, except per Boe data)	2019	2018
DD&A:
Oil and natural gas properties	$103,732	$79,070
Property and equipment	5,901	8,818
Total DD&A	$109,633	$87,888
DD&A per Boe:
Oil and natural gas properties	$10.81	$10.56
Other fixed assets	0.62	1.18
Total DD&A per Boe	$11.43	$11.74

We adjust our DD&A rate on oil and natural gas properties each quarter for significant changes in our estimates of oil and natural gas reserves and future costs, and thus our DD&A rate could change significantly in the future.

The increase in oil and gas DD&A between 2019 and 2018 was primarily the result of increased production during the period. The decrease in property and equipment DD&A is related to the discharge and removal of compressors under financing lease obligations and the sale of our headquarters building.

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

We recorded a ceiling test impairment on our oil and natural gas properties of $430.7 million in 2019 primarily due to a decrease in the price used to estimate our reserves, as disclosed in the table below, and due to impairments of unevaluated non-producing leasehold. We have previously and may in the future impair and/or relinquish certain undeveloped leases due to expirations or prior to expiration based upon changes in exploration plans, timing and extent of development activity, availability of capital and suitable rig and drilling equipment, resource potential, comparative economics, changing regulations and/or other factors. Such impairments result in a transfer of amounts from unevaluated oil and natural gas properties to the full cost amortization base. Impairments of non-producing leasehold of $80.1 million, which include expirations, were recorded in 2019, which directly increased the amount of ceiling test impairment. Substantially all of the non-producing leasehold impairment recorded in 2019 was related to our STACK acreage in Garfield County, Oklahoma as a result of our decision to suspend development of the area pending additional analysis of recent results. The non-producing leasehold impairment recognized in 2019 includes impairment of our fresh start step-up adjustments recorded upon our exit from bankruptcy. At the time of our bankruptcy emergence in March 2017, the carrying value of our non-producing leasehold was increased to reflect fair value in accordance with fresh start accounting (See “Note 4: Fresh start accounting” in Item 8. Financial Statements and Supplementary Data in this report for a discussion of our fresh start adjustments). Included in the leasehold impairment amount in 2019 disclosed above was $48.3 million associated with these fresh start step up adjustments.

Benchmark prices utilized in ceiling test	2019	2018
Oil (per Bbl)	$55.69	$65.56
Natural gas (per Mcf)	$2.58	$3.10
Natural gas liquids (per Bbl)	$16.21	$25.56

Our ceiling test write-downs are as follows:

	For the Year Ended December 31,
(in thousands)	2019	2018
Ceiling test impairment	$430,695	$20,065

Our ceiling test impairment in 2018 was primarily due to the write-off of the value of non-producing acreage recorded during implementation of fresh start accounting attributable to our non-core leasehold outside of the STACK that we do not intend to develop. As noted above, impairments of leasehold result in a transfer of amounts from unevaluated oil and natural gas properties to the full cost amortization base and may adversely impact the ceiling test. In 2018, impairments of non-producing leasehold, which include expirations, were $102.5 million. During 2018, we had determined that given the commodity price environment, drilling returns in our acreage areas outside the STACK were not as attractive as those experienced in our STACK acreage. The company had focused all its drilling operations within the STACK to maximize returns and had no current plans to develop areas outside the STACK. As such, the value of those acreage areas was written-off in 2018.

The amount of any future impairment is difficult to predict. Changes in factors that impact our estimated ceiling limitation calculation, including, but not limited to, incremental proved reserves that may be added, revisions to previous reserve estimates, capital expenditures, operating costs, depletion expense, and further decreases in average commodity pricing may result in ceiling cost impairments in future periods.

Impairment of Other Assets

Our impairment loss in 2019 consists of a $6.4 million impairment on our headquarters building prior to its sale in August 2019 and $0.8 million to impair certain assets held for sale at the end of 2019. See “Note 7: Property and equipment” in Item 8. Financial Statements and Supplementary Data in this report for a discussion of these transactions.

General and Administrative Expenses (“G&A”)

	For the Year Ended December 31,
(in thousands, except per Boe data)	2019	2018
G&A and cost reduction initiatives
Gross G&A expenses	$42,682	$49,499
Capitalized exploration and development costs	(8,472)	(10,706)
Net G&A expenses	$34,210	$38,793
Cost reduction initiatives	—	1,034
Net G&A, cost reduction initiatives and liability management expense	$34,210	$39,827
Net G&A expenses per Boe	$3.57	$5.18
Net G&A expenses and cost reduction initiatives expenses per Boe	$3.57	$5.32

The comparability of gross G&A expenses between 2019 and 2018 is materially impacted by severance charges and stock compensation.

These material adjustments affecting comparability are disclosed in the table below:

	For the Year Ended December 31,
(in thousands)	2019	2018
Severance	$7,534	$362
Stock compensation, gross	2,208	13,402
	$9,742	$13,764

The severance costs disclosed in the table above for 2019 are associated with the departure of certain company officers in addition to an overall workforce reduction.

Stock compensation expense, as disclosed in the table above, was substantially lower in 2019 compared to 2018 due to forfeitures, a decrease, as measured by the grant date fair value, of awards granted in 2019, and a decline in amount expensed due to the accelerated recognition method for our graded vesting awards.

Absent the adjustments noted above, gross G&A expenses were slightly lower in 2019 compared to 2018 due to decreased salaries and benefits as a result of decreased headcount, partially offset by an increase in professional fees related to third party legal and professional services we have engaged to assist in governance matters and our cost savings initiatives.

Capitalized G&A decreased in 2019 compared to 2018 due to a decrease in gross G&A costs, primarily related to the decrease in stock compensation discussed above.
Other Costs and Expenses
Other costs and expenses consisted of the following:

	For the Year Ended December 31,
(in thousands)	2019	2018
Restructuring	$—	$425
Subleases	1,075	1,611
Total other expense	$1,075	$2,036
Restructuring. We previously incurred exit costs in conjunction with our EOR asset divestiture, which predominantly consisted of one-time severance and termination benefits for the affected employees. The expense recorded in 2018 is a result of termination benefits for the final slate of employees terminated as a result of the divestiture.

Subleases. Our subleases consisted of CO2 compressors that were previously utilized in our EOR operations and leased as financing and operating leases from U.S. Bank but were subsequently subleased to the purchaser of our EOR assets (the “Sublessee”). Minimum payments under the subleases were equal to the original leases. Subsequent to the execution of the subleases, all payments received from the Sublessee were reflected as revenues on our statement of operations. The amounts in the table above reflect payments we made to U.S. Bank on the original operating leases while payments on the original financing leases were a reduction of debt and recognition of interest expense. In September 2019, U.S. Bank entered into agreements with the Sublessee that resulted in the discharge of all our obligations with respect to the originating leases and to the subleases.

Loss (Gain) on Asset Sales

The amounts reflected on our statement of operations are primarily related to gains or losses from the sale of plant, property and equipment. Other than our EOR asset sale, our divestitures of oil and natural gas assets are generally below the threshold of reserve volumes sold that would trigger a requirement to recognize a gain or loss under full cost accounting rules, and hence gains or losses are generally not recorded.

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

	For the Year Ended December 31,
(in thousands)	2019	2018
Loss on the settlement of liabilities subject to compromise	$—	$48
Professional fees	1,753	2,344
Total reorganization items	$1,753	$2,392

Other Income and Expenses

Interest expense. The following table presents interest expense for the periods indicated:

	For the Year Ended December 31,
(in thousands)	2019	2018
Credit facility and Exit Revolver	$3,305	$5,118
Senior Notes	26,250	13,271
Bank fees, other interest and amortization of issuance costs	4,907	3,919
Gross interest expense	34,462	22,308
Capitalized interest	(11,796)	(10,925)
Total interest expense	$22,666	$11,383
Average long-term borrowings (including amounts subject to compromise)	$391,338	$275,978

Gross interest expense was higher in 2019 compared to 2018 due to an increase in the average debt balance that we carried throughout the year. Our capitalized interest is based on the carrying value of our unevaluated non-producing leasehold multiplied by a weighted average effective interest rate. Capitalized interest for 2019 increased marginally over 2018 as a result of a higher weighted average interest rate. As a result of applying fresh start accounting upon our emergence from bankruptcy, the carrying value of our unevaluated non-producing leasehold was significantly increased to reflect the fair value of our acreage in the STACK. However, we do not record capitalized interest on the portion of our unevaluated non-producing leasehold that resulted from the fresh start fair value adjustment

Loss on extinguishment of debt. The $1.6 million loss incurred in 2019 was a result of our early payoff of the real estate mortgage on our headquarters building when we sold the property.

Income Taxes

	For the Year Ended December 31,
(dollars in thousands)	2019	2018
Current income tax benefit	$—	$(77)
Deferred income tax expense	—	—
Total income tax benefit	$—	$(77)
Effective tax rate	—	(0.2)%
Total net deferred tax liability	$—	$—

We recorded a net loss for the years ended December 31, 2019 and 2018. Since we maintain a full valuation allowance on our deferred tax assets, we have recorded no income tax provision or benefit during those two years, except for a $0.1 million provision recorded in 2018. That provision related to the reversal of the valuation allowance against the existing AMT credit carryforward as it is refundable under the 2017 Tax Act.

Our effective tax rate is affected by changes in valuation allowances, recurring permanent differences and discrete items that may occur in any given year but are not consistent from year to year. At December 31, 2019 and December 31, 2018, we have a full valuation allowance for the amounts by which our deferred tax assets exceed our deferred tax liabilities due to uncertainty regarding their realization. We intend to maintain a valuation allowance on our net deferred tax assets until there is sufficient evidence to support the reversal of these allowances. As long as we conclude that the valuation allowance against our net deferred tax assets is necessary, we likely will not have any additional deferred income tax expense or benefit. For further discussion of our valuation allowance, see “Note 12: Income taxes” in Item 8. Financial Statements and Supplementary Data in this report.

In 2017, upon emergence from bankruptcy, as described in “Note 3: Chapter 11 reorganization,” we experienced an ownership change as defined in Section 382 of the IRC, that imposes an annual limitation of the amount of our taxable income that can be offset by our federal loss carryforwards in future years.  Upon final determination of tax return amounts for the year ended December 31, 2017, including attribute reduction that occurred on January 1, 2018, we have total federal net operating loss carryforwards of $1.0 billion, which will expire between 2028 and 2037 if not utilized in earlier periods, including $760.1 million which are subject to limitation due to ownership change that occurred upon emergence from bankruptcy and $251.3 million of post-change net operating loss carryforwards not subject to limitation. The Company has incurred additional net operating losses for the years ended December 31, 2018 and December 31, 2019 that are currently not subject to an IRC Section 382 limitation. Due to the 2017 Tax Act, the estimated federal net operating loss generated in tax years after 2017 does not expire but may only offset 80% of taxable income in any given year. The limitations on net operating loss utilization did not result in a current tax liability for the tax years ended December 31, 2019 or December 31, 2018. For further discussion of the impact of our emergence from bankruptcy on the amount and availability of our loss carryforwards, see “Note 12: Income taxes” in Item 8. Financial Statements and Supplementary Data in this report. Future equity transactions involving us or our stockholders (including, potentially, relatively small transactions and transactions beyond our control) could cause further ownership changes, further limiting the availability of our loss carryforwards to reduce future taxable income.

As of December 31, 2019, our state net operating loss carryforwards were approximately $1.5 billion, which will expire between 2020 and 2039 if not utilized in earlier periods.

Liquidity and Capital Resources

Our industry requires that we continuously commit substantial investment to drill and develop our oil and natural gas properties such that production from new wells can offset the natural production decline from existing wells. During the past three years, cash flows provided by operating activities have been insufficient to fully fund our capital programs and instead were augmented by derivative receipts, asset sales and debt. Our internal sources of liquidity in 2019 consisted primarily of cash flows provided by operating activities, and to a lesser extent, from divestitures of property and equipment and derivative receipts. Our external sources of liquidity in 2019 consisted primarily of debt financing as we drew $130.0 million from our credit facility during the year. At year end, our outstanding Senior Notes totaled $300.0 million, the outstanding balance on our credit facility was $130.0 million and our cash balance was $22.6 million. As of February 29, 2020, our outstanding Senior Notes remained unchanged, the balance on our credit facility was $145.0 million and our cash balance was $22.6 million.

With sustained deterioration in the commodity market, our goal for 2020 is to approximate cash flow neutrality by aligning our capital spending with our revenues and focusing on improving the profitability of the business, generally. Because a large proportion of the our acreage is held by production and we do not have long-term rig contracts nor minimum volume commitments, we have a high degree of operational flexibility to adjust to fluctuation commodity prices.

In the event of a reduction in the bank price deck utilized in our upcoming spring borrowing base redetermination, absent other developments, we would likely face a reduction in our borrowing base from its current level. However, we do not expect a reduction in our borrowing base to impact our planned capital expenditures or day to day operations for at least the next 12 months, and we believe our current liquidity level and balance sheet provide flexibility and position us to fund our business throughout the commodity price cycle.

Because our cash flows and liquidity are highly dependent on the prices we receive for oil, natural gas and NGLs, we will continue to evaluate the volatile commodity price environment and our level of capital spending throughout 2020. Prices we receive are determined by prevailing market conditions, regional and worldwide economic and geopolitical activity, supply versus demand, weather, seasonality and other factors that influence market conditions and often result in significant volatility in commodity prices. In addition to reducing revenue from commodity sales, low prices can adversely affect our liquidity through the impact on the borrowing base under our credit facilities. When commodity prices decline, as has been the case over the last year, the borrowing base price deck approved by our lenders decreases, which, absent other developments, leads to a reduction in our borrowing base and the available amount we can borrow.

We mitigate the impact of volatility in commodity prices, in part through the use of derivative instruments which help stabilize our cash flow. We currently have derivative contracts in place for oil and natural gas production from 2020 through 2021(see Item 7A. Quantitative and Qualitative Disclosures About Market Risk).

Sources and Uses of Cash

Our net (decrease) increase in cash is summarized as follows:

	For the Year Ended December 31,
(dollars in thousands)	2019	2018
Cash flows provided by operating activities	$113,657	$146,241
Cash flows used in investing activities	(244,834)	(292,050)
Cash flows provided by financing activities	116,326	155,523
Net (decrease) increase in cash during the period	$(14,851)	$9,714

Our operating cash flow is derived substantially from the production and sale of oil and natural gas and therefore influenced by the prices we receive and the quantity we produce. Our cash flows from operating activities are also impacted by changes in working capital.

Our cash flows provided by operating activities were lower in 2019 compared to 2018 primarily due to higher cash interest payments and lower revenues. Our Senior Notes were issued in June 2018 with the first coupon payment not due until January 2019. As a result, we had two coupon payments on our Senior Notes in 2019 compared to none in 2018, which resulted in the increase in cash interest paid. As discussed previously, revenues were lower in 2019 due to a decrease in realized prices across all commodity types.

Net cash used in investing activities during 2019 consisted of cash outflows for capital expenditure of $267.1 million partially offset by cash inflows from asset sales of $14.7 million and derivative settlement receipts of $7.6 million. Our asset sales in 2019 included proceeds of $11.5 million from the sale of our headquarters building.

Net cash used in investing activities during 2018 consisted of cash outflows for capital expenditure of $324.1 million and derivative settlement payments of $18.5 million partially offset by cash inflows from asset sales of $50.5 million.

Cash flows provided by financing activities in 2019 included proceeds of $130.0 million from borrowings under our credit facility partially offset by debt and financing lease repayments of $10.8 million, debt extinguishment costs of $1.6 million and treasury stock repurchases of $1.2 million. Our debt repayments in 2019 included a repayment of $8.2 million representing the remaining balance on our real estate mortgage note, which also resulted in our incurring the aforementioned debt extinguishment costs in connection with the note being paid off early. The mortgage note repayment was funded by proceeds from the sale of our headquarters building. Our treasury stock purchases were made in connection with the satisfaction of income tax withholding obligations that matured when restricted stock awards vested during the year.

Cash flows provided by financing activities in 2018 included proceeds from our issuance of $300.0 million in Senior Notes in June 2018 and $116.0 million in borrowings under our credit facility occurring in the first half of the year partially offset by debt repayments of $243.7 million which included payment of the entire outstanding balance of our credit facility with the proceeds from the offering of our Senior Notes. Cash was also utilized in 2018 for $9.1 million in debt issuance costs, $4.9 million in treasury stock purchases and $2.7 million in financing lease payments. Our debt issuance costs were primarily incurred in connection with our Senior Note issuance. Our treasury stock purchases were made in connection with the satisfaction of income tax withholding obligations that matured when restricted stock awards vested during the year.

As market conditions warrant and subject to our contractual restrictions in our Credit Agreement or otherwise, liquidity position and other factors, we may from time to time seek to recapitalize, refinance or otherwise restructure our capital structure. We may accomplish this through open market or privately negotiated transactions, which may include, among other things, private or public equity raises, rights offerings, repurchases of our common stock and refinancings. Many of these alternatives may require the consent of current lenders or stockholders and there is no assurance that we will be able to execute any of these alternatives on acceptable terms, or at all. The amounts involved in any such transaction, individually or in the aggregate, may be material.

Capital Expenditures

Our actual costs incurred, including costs that we have accrued for 2019 and for oil and natural gas properties are summarized in the following table:

	Twelve Months Ended December 31, 2019
(in thousands)	STACK	Other	Total
Acquisitions (1)	$11,312	$—	$11,312
Drilling (2)	228,820	—	228,820
Enhancements	7,226	2,590	9,816
Operational capital expenditures incurred	247,358	2,590	$249,948
Other (3)	—	—	$19,878
Total capital expenditures incurred	$247,358	$2,590	$269,826
 _________________________________

(1)	Includes non-monetary acreage trades of $1.4 million and $0.8 million for seismic data.

(2)	Includes $7.0 million on development of wells operated by others and $12.6 million under the JDA.

(3)	For 2019, this amount includes $8.5 million for capitalized general and administrative expenses and $11.8 million for capitalized interest.

Please see “Capital Program” above for our discussion of 2019 capital activities.

We continually evaluate our capital needs and compare them to our capital resources. Our level of exploration and development expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows and development results, among other factors. We will continue to monitor our capital spending in 2020 closely and may adjust our spending accordingly based on actual and projected cash flows, our liquidity and our capital requirements.

Indebtedness

Our debt consists of the following as of the dates indicated:

(in thousands)	December 31, 2019	December 31, 2018
Credit facility	$130,000	$—
Senior Notes	300,000	300,000
Real estate mortgage note	—	8,588
Installment notes payable collateralized by personal property	371	354
Capital lease obligations	1,653	11,677
Unamortized issuance costs	(10,038)	(13,148)
Total debt, net	421,986	307,471

Senior Notes

On June 29, 2018, we completed the issuance and sale at par of $300.0 million in aggregate principal amount of our Senior Notes in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The offering costs were $7.3 million resulting in net proceeds of $292.7 million, which we used to repay the entire outstanding balance of our credit facility and for general corporate purposes.

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

See “Note 8: Debt” in Item 8. Financial Statements and Supplementary Data of this report for further discussion of the provisions under our Senior Notes.

Credit Agreement

The Credit Agreement is a $750 million facility collateralized by our oil and natural gas properties and is scheduled to mature on December 21, 2022. Availability under our Credit Agreement is subject to a borrowing base based on the value of our oil and natural gas properties and set by the banks semi-annually on or around May 1 and November 1 of each year as well as limits imposed by financial covenants (see below). In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination or upon the occurrence of certain specified events. The banks establish a borrowing base by making an estimate of the collateral value of our oil and natural gas properties. If oil and natural gas prices decrease from the amounts used in estimating the collateral value of our oil and natural gas properties, the borrowing base may be reduced, thus reducing funds available under the borrowing base. Our borrowing base under our Credit Agreement as of December 31, 2018, was $325.0 million with the unused portion amounting to $195.0 million.

Interest on the outstanding amounts under the credit facility will accrue at an interest rate equal to either (i) the Alternate Base Rate (as defined in the Credit Agreement) plus an Applicable Margin (as defined in the Credit Agreement) that ranges between 1.00% to 2.00% depending on utilization or (ii) the Adjusted LIBO Rate (as defined in the New Credit Facility) applicable to one, two, three, or six month borrowings plus an Applicable Margin that ranges between 2.00% to 3.00% depending on utilization. In the case that an Event of Default (as defined under the Credit Agreement) occurs, the outstanding amounts will bear an additional 2.00% interest plus the applicable Alternate Base Rate or Adjusted LIBO Rate and corresponding Applicable Margin.

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

The Credit Agreement contains covenants and events of default customary for oil and natural gas reserve-based lending facilities including restrictions on additional debt, guarantees, liens, restricted payments, investments and hedging activity. Additionally, our Credit Agreement specifies events of default, including non-payment, breach of warranty, non-performance of covenants, default on other indebtedness or swap agreements, certain adverse judgments, bankruptcy events and change of control, among others. See “Note 8: Debt” in Item 8. Financial Statements and Supplementary Data of this report for further discussion of the provisions under our Credit Agreement.

The financial covenants require, for each fiscal quarter ending on and after December 31, 2018, that we maintain: (1) a Current Ratio (as defined in the Credit Agreement) of no less than 1.00 to 1.00, and (2) a Ratio of Total Debt to EBITDAX (as defined in the Credit Agreement) of no greater than 4.0 to 1.0 calculated on a trailing four-quarter basis. We were in compliance with these financial covenants as of December 31, 2019.

The definition of current assets and current liabilities used for determination of the Current Ratio covenant described above differs from current assets and current liabilities determined in compliance with GAAP. Since compliance with financial covenants is a material requirement under our Credit Agreement, we consider the Current Ratio calculated under our New Credit Facility to be a useful measure of our liquidity because it includes the funds available to us under our Credit Agreement and is not affected by the volatility in working capital caused by changes in the fair value of derivatives.

The following table discloses the current ratio for our loan compliance compared to the ratio calculated per GAAP:

(in thousands)	December 31, 2019	December 31, 2018
Current assets per GAAP	$80,390	$134,431
Plus—Availability under the credit facility	194,406	208,355
Less—Short term derivative instruments	(947)	(24,025)
Current assets as adjusted	$273,849	$318,761
Current liabilities per GAAP	$122,669	$136,710
Less—Short term derivative instruments	(11,957)	—
Less—Short-term asset retirement obligations	(2,083)	(1,057)
Less—Current operating lease obligation	(1,259)	—
Less—Current maturities of long term debt	(594)	(12,371)
Current liabilities as adjusted	$106,776	$123,282
Current ratio per GAAP	0.66	0.98
Current ratio for loan compliance	2.56	2.59

Financing Leases

During 2013, we entered into lease financing agreements with U.S. Bank National Association for $24.5 million through the sale and subsequent leaseback of existing compressors owned by us. The lease financing obligations were for 84 month terms and include the option to purchase the equipment for a specified price at 72 months as well as an option to purchase the equipment at the end of the lease term for its then-current fair market value. In conjunction with the sale of our EOR assets, these compressors were subleased to the buyer of those assets although we remained the primary obligor in relation to U.S. Bank National Association. In August 2019, U.S. Bank entered into agreements with the Sublessee that resulted in the discharge of all our obligations with respect to these compressor leases and the removal of the associated debt and property balances from our balance sheet. Our remaining financing leases consist primarily of leases on our fleet vehicles. See “Note 17: Leases” in Item 8. Financial Statements and Supplementary Data in this report for an additional discussion of our leases.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2019 :

(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt:
Senior Notes including interest	$26,250	$52,500	$326,250	$—	$405,000
Credit Facility, including estimated interest and other fees	5,970	141,775	—	—	147,745
Other long-term notes, including estimated interest	182	179	45	—	406
Capital leases, including estimated interest	530	1,060	281	—	1,871
Asset retirement obligations (1)	2,083	—	—	21,073	23,156
Purchase obligations	253	—	—	—	253
Operating lease obligations	1,389	941	—	—	2,330
Derivative obligations (2)	17,821	5,075	—	—	22,896
Total	$54,478	$201,530	$326,576	$21,073	$603,657
________________________________

(1)	Due to the uncertainty in the timing of our asset retirement obligations, all noncurrent amounts have been included in the “More than 5 years” category.

(2)	Represents gross liabilities prior to any master netting provisions.

Our rent expense for the years ended December 31, 2019, 2018 and 2017 was $5.5 million, $3.7 million and $5.0 million, respectively. Our operating lease currently consists of a two year lease on office space which commenced in August 2019. Our financing leases currently consist of four-year leases on fleet vehicles and a five-year lease on office equipment. We also rent wellhead compressors which typically have initial terms of six months and are subsequently renewable on a month-to month basis. See “Note 17: Leases” in Item 8. Financial Statements and Supplementary Data in this report for an additional discussion of our leases.

Under the terms of agreements pursuant to which the company acquired 7,000 acres of leasehold in Kingfisher County in early 2018, the company is required to drill and complete 10 wells on such leasehold in each of 2019, 2020, and 2021 and 15 wells in 2022. To the extent the company does not drill and complete the minimum number of wells in a given year, it is required to pay the sellers of the acreage $0.25 million for each deficient well. In 2019, the company drilled and completed six wells on the subject acreage and recorded a payable of $1.0 million for additional acquisition costs due to the sellers for four deficient wells. Taking into account current commodity price conditions, the company does not intend to drill wells on the subject acreage in 2020 as it focuses on higher return opportunities. No determination has been made with respect to 2021 or 2022; however, if the company fails to drill the prescribed number of wells in either year, it would be obligated to make additional payments to the sellers.

Off-Balance Sheet Arrangements

At December 31, 2019, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and other sources that we believe are reasonable at the time. Actual results may differ from the estimates and assumptions we used in preparation of our financial statements. We evaluate our estimates and assumptions on a regular basis. Described below are the most significant policies and the related estimates and assumptions we apply in the preparation of our financial statements. See “Note 1: Nature of operations and summary of significant accounting policies” in Item 8. Financial Statements and Supplementary Data in this report for an additional discussion of accounting policies and estimates made by management.

Revenue recognition. See “Note 16: Revenue recognition” in Item 8. Financial Statements and Supplementary Data for a description of our revenue recognition policies and the impact of adopting Accounting Standards Codification 606: Revenue from Contracts with Customers (“ASC 606”).

Leases. We adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) at the beginning of 2019. ASC 842 requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases except those with a term of 12 months or less. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. As a result of our adoption of ASC 842, operating leases which were previously “off balance sheet” are now reflected on the balance sheet resulting in an increase in assets and associated liabilities. Our business is capital intensive requiring the use of tangible equipment such as drilling rigs, separators, pumps and generators to drill and complete wells. We generally utilize third-party vendors to provide drilling and completion services and we do not own the equipment to perform these activities. The term and provisions of these agreements, which are negotiated to suit the business needs of the Company and may constitute leases under ASC 842, may result in recognition of assets and liabilities on our balance sheet and fluctuations in the associated amounts. See “Note 17: Leases” in Item 8. Financial Statements and Supplementary Data in this report for an additional discussion of our leases.

Derivative instruments. We seek to reduce our exposure to unfavorable changes in oil, natural gas and natural gas liquids prices, which are subject to significant and often volatile fluctuation, by entering into over-the-counter fixed price swaps and collars. In the past, we have also entered into basis swaps and various types of option contracts. We follow the provisions of Accounting Standards Codification 815 “Derivatives and Hedging,” as amended. It requires that all derivative instruments be recognized as assets or liabilities in the balance sheet, measured at fair value. We estimate the fair value of all derivative instruments using industry-standard models that considered various assumptions including current market and contractual prices for the underlying instruments, implied volatility, time value, nonperformance risk, as well as other relevant economic measures. Our derivative contracts have been executed with institutions that are parties to our Credit Agreement. We believe the credit risks associated with all of these institutions are acceptable.

From time to time, we may enter into derivative contracts which require payment of a premium. The premium can be paid at the time the contracts are initiated or deferred until the contracts settle. The fair value of our derivatives contracts are reported net of any deferred premium that are payable under the contracts.

Since we have elected to not designate any of our derivative contracts as hedges, we mark our contracts to their period end market values and the change in the fair value of the contracts is included in “Derivative (losses) gains” in our consolidated statements of operations. As a result, our reported earnings could include large non-cash fluctuations, particularly in volatile pricing environments.

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

Proved oil and natural gas reserves quantities. Proved oil and natural gas reserves are the quantities of crude oil and natural gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. The process of estimating oil and natural gas reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates. If such changes are material, they could significantly affect future amortization of capitalized costs and result in impairment of assets that may be material. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves. Oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be precisely measured and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. Our proved reserve information included in this report is based on estimates prepared by Cawley. Cawley evaluated 100% of the estimated future net revenues of our proved reserves as of December 31, 2019. We continually make revisions to reserve estimates throughout the year as additional information becomes available.

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

As of December 31, 2019, the Company had a full valuation allowance against its net deferred tax asset. The valuation allowance serves to reduce the tax benefits recognized from the net deferred tax asset to an amount that is more likely than not to be realized based on the weight of all available evidence.

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

Bankruptcy proceedings. We have applied Accounting Standards Codification 852 “Reorganizations” (“ASC 852”) in preparing our consolidated financial statements. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in “Reorganization items, net” in the accompanying Consolidated Statements of Operations. Upon emergence from bankruptcy, we qualified for and applied fresh start accounting to our financial statements in accordance with ASC 852 as (i) the holders of existing voting shares of the Company prior to its emergence received less than 50% of the voting shares of the Company outstanding following its emergence from bankruptcy and (ii) the reorganization value of our assets immediately prior to confirmation of the Reorganization Plan was less than the post-petition liabilities and allowed claims. Adopting fresh start accounting results in a new reporting entity for financial reporting purposes with no beginning retained earnings or deficit. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Reorganization Plan, the Predecessor and Successor periods may lack comparability See “Note 3: Chapter 11 reorganization” and “Note 4: Fresh start accounting” in Item 8. Financial Statements and Supplementary Data of this report for more information.

Recent Accounting Pronouncements

See “Note 1: Nature of operations and summary of significant accounting policies” in Item 8. Financial Statements and Supplementary Data of this report for a discussion of recently adopted and issued accounting standards. Additionally, we are monitoring the joint standard-setting efforts of the Financial Accounting Standards Board and International Accounting Standards Board.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity prices
Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and natural gas prices with any degree of certainty. Sustained declines in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and natural gas reserves that we can produce economically. Any reduction in reserves, including reductions due to price fluctuations, can reduce our borrowing base under our New Credit Facility and adversely affect our liquidity and our ability to obtain capital for our acquisition, exploration, and development activities. Based on our production for the year ended December 31, 2019, our gross revenues from commodity sales would change approximately $5.9 million for each $1.00 change in oil and NGL prices and $2.2 million for each $0.10 change in natural gas prices.
To mitigate a portion of our exposure to fluctuations in commodity prices, we enter into various types of derivative instruments, which in the past has included commodity price swaps, collars, put options, enhanced swaps and basis protection swaps. We do not apply hedge accounting to any of our derivative instruments. As a result, all gains and losses associated with our derivative contracts are recognized immediately as “Derivative (losses) gains” in the consolidated statements of operations. This can have a significant impact on our results of operations due to the volatility of the underlying commodity prices. Please see “Note 9: Derivative instruments” in Item 8. Financial Statements and Supplementary Data of this report for further discussion of our derivative instruments.
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
The fair value of our outstanding derivative instruments at December 31, 2019, was a net liability of $16.1 million. Based on our outstanding derivative instruments as of December 31, 2019, a 10% decrease in the December 31, 2019, forward curves used to mark-to-market our derivative instruments would have increased our position to a net asset of $3.6 million while a 10% increase would have resulted in a net liability position of $36.7 million.
Our outstanding oil derivative instruments as of December 31, 2019, are summarized below:

		Weighted average fixed price per Bbl
Period and type of contract	Volume MBbls	Swaps	Purchase puts	Sold calls
January - March 2020
Oil swaps	504	$50.47
Oil collars	195	$—	$55.00	$66.42
Oil roll swaps	120	$0.46
April - June 2020
Oil swaps	744	$51.99
Oil roll swaps	110	$0.42
July - September 2020
Oil swaps	495	$50.63
Oil roll swaps	90	$0.30
October - December 2020
Oil swaps	531	$50.49
Oil roll swaps	90	$0.30
January - March 2021
Oil swaps	170	$46.24
Oil roll swaps	90	$0.30
April - June 2021
Oil swaps	165	$45.97
Oil roll swaps	60	$0.30
July - September 2021
Oil swaps	183	$46.64
October - December 2021
Oil swaps	171	$46.07

Our outstanding natural gas derivative instruments as of December 31, 2019, are summarized below:

Period and type of contract	Volume BBtu	Weighted average fixed price per MMBtu
January - March 2020
Natural gas swaps	2,340	$2.67
Natural gas basis swaps	2,040	$(0.46)
April - June 2020
Natural gas swaps	2,340	$2.67
Natural gas basis swaps	2,040	$(0.46)
July - September 2020
Natural gas swaps	1,500	$2.75
Natural gas basis swaps	1,500	$(0.46)
October - December 2020
Natural gas swaps	1,500	$2.75
Natural gas basis swaps	1,500	$(0.46)

Our outstanding natural gas liquid derivative instruments as of December 31, 2019 are summarized below:

Period and type of contract	Volume Thousands of Gallons	Weighted average fixed price per gallon
January - March 2020
Butane swaps	2,352	$0.71
Natural gasoline swaps	4,032	$1.13
Propane swaps	8,988	$0.61
April - June 2020
Butane swaps	497	$0.53
Natural gasoline swaps	2,476	$1.17
Propane swaps	5,884	$0.51

Interest rates

At December 31, 2019, borrowings under our credit facility totaled $130.0 million. Those borrowings are subject to market rates of interest as determined from time to time by the banks. As of December 31, 2019, our outstanding borrowings were accruing interest at the Adjusted LIBO Rate (as defined in the Credit Agreement, as defined below), plus the Applicable Margin (as defined in the Credit Agreement), which resulted in a weighted average interest rate of 4.03% on the amount outstanding. Any increases in these rates can have an adverse impact on our results of operations and cash flow. Assuming a constant debt level under our Credit Agreement of $325.0 million, equal to our borrowing base at December 31, 2019, the cash flow impact for a 12-month period resulting from a 100 basis point change in interest rates would be $3.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Chaparral Energy, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Chaparral Energy, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2019 and 2018 (Successor), the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2019 and 2018 (Successor), the period from March 22, 2017 through December 31, 2017 (Successor) and the period from January 1, 2017 through March 21, 2017 (Predecessor), and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 (Successor), and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018 (Successor), the period from March 22, 2017 through December 31, 2017 (Successor), and the period from January 1, 2017 through March 21, 2017 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2020 expressed an unqualified opinion.

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

Oklahoma City, Oklahoma
March 11, 2020

Chaparral Energy, Inc. and subsidiaries
Consolidated balance sheets

	December 31,
(in thousands, except share data)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$22,595	$37,446
Accounts receivable, net	49,647	66,087
Inventories, net	3,730	4,059
Prepaid expenses	3,471	2,814
Derivative instruments	947	24,025
Total current assets	80,390	134,431
Property and equipment, net	9,217	43,096
Right of use assets from operating leases	2,444	—
Oil and natural gas properties, using the full cost method:
Proved	1,276,036	915,333
Unevaluated (excluded from the amortization base)	371,229	466,616
Accumulated depreciation, depletion, amortization and impairment	(754,379)	(221,431)
Total oil and natural gas properties	892,886	1,160,518
Held for sale assets	2,860	—
Derivative instruments	—	2,199
Other assets	635	425
Total assets	$988,432	$1,340,669

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$64,558	$73,779
Accrued payroll and benefits payable	10,963	10,976
Accrued interest payable	12,227	13,359
Revenue distribution payable	22,370	26,225
Long-term debt and capital leases, classified as current	594	12,371
Derivative instruments	11,957	—
Total current liabilities	122,669	136,710
Long-term debt and capital leases, less current maturities	421,392	295,100
Derivative instruments	5,075	1,542
Noncurrent operating lease obligations	917	—
Deferred compensation	165	540
Asset retirement obligation	21,073	22,090
Commitments and contingencies (See Note 18)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.01 par value, 192,130,071 shares authorized; 48,413,185 issued and 47,942,230 outstanding at December 31, 2019 and 46,651,616 issued and 46,390,513 outstanding at December 31, 2018	485	467
Additional paid in capital	977,174	974,616
Treasury stock, at cost, 470,955 and 261,103 shares at December 31, 2019 and 2018	(6,110)	(4,936)
Accumulated deficit	(554,408)	(85,460)
Total stockholders’ equity	417,141	884,687
Total liabilities and stockholders’ equity	$988,432	$1,340,669
The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of operations

		Successor		Predecessor
			Period from	Period from
			March 22, 2017	January 1, 2017
	For the Year Ended December 31,		through	through
(in thousands, except share and per share data)	2019	2018	December 31, 2017	March 21, 2017
Revenues:
Commodity sales	$233,150	$242,569	$226,493	$66,531
Sublease revenue	3,195	4,793	586	—
Total revenues	236,345	247,362	227,079	66,531
Costs and expenses:
Lease operating	49,605	54,219	72,132	19,941
Transportation and processing	—	—	9,503	2,034
Production taxes	13,290	13,150	11,750	2,417
Depreciation, depletion and amortization	109,633	87,888	92,599	24,915
Impairment of oil and gas assets	430,695	20,065	42,146	—
Impairment of other assets	7,188	—	179	—
General and administrative	34,210	38,793	39,617	6,843
Cost reduction initiatives	—	1,034	691	629
Other	1,075	2,036	3,728	—
Total costs and expenses	645,696	217,185	272,345	56,779
Operating (loss) income	(409,351)	30,177	(45,266)	9,752
Non-operating (expense) income:
Interest expense	(22,666)	(11,383)	(14,147)	(5,862)
Loss on extinguishment of debt	(1,624)	—	(635)	—
Derivative (losses) gains	(33,198)	19,297	(30,802)	48,006
(Loss) gain on sale of assets	(6)	(2,582)	(25,996)	206
Other (loss) income, net	(350)	248	686	1,167
Net non-operating (expense) income	(57,844)	5,580	(70,894)	43,517
Reorganization items, net	(1,753)	(2,392)	(3,091)	988,727
(Loss) income before income taxes	(468,948)	33,365	(119,251)	1,041,996
Income tax (benefit) expense	—	(77)	(349)	37
Net (loss) income	$(468,948)	$33,442	$(118,902)	$1,041,959
Earnings per share:
Basic for Class A and Class B (1)	$(10.28)	$0.74	$(2.64)	*
Diluted for Class A and Class B (1)	$(10.28)	$0.73	$(2.64)	*
Weighted average shares used to compute earnings per share:
Basic for Class A and Class B (1)	45,637,338	45,288,980	44,984,046	*
Diluted for Class A and Class B (1)	45,637,338	45,730,171	44,984,046	*
 ____________________________________________________________
* Item not disclosed. See “Note 2: Earnings per share.”
 (1) See “Note 2: Earnings per share.”

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of stockholders’ equity (deficit)

	Common stock outstanding		Additional paid in capital	Treasury stock	Accumulated deficit	Total
(in thousands, except share data)	Shares	Amount
Balance at January 1, 2017 - Predecessor	1,392,706	14	425,231	—	(1,467,398)	(1,042,153)
Restricted stock forfeited	(1,454)	—	—	—	—	—
Restricted stock canceled	(8,964)	—	—	—	—	—
Stock-based compensation	—	—	194	—	—	194
Net income	—	—	—	—	1,041,959	1,041,959
Balance at March 21, 2017 - Predecessor	1,382,288	14	425,425	—	(425,439)	—
Cancellation of Predecessor equity	(1,382,288)	(14)	(425,425)	—	425,439	—
Balance at March 21, 2017 - Predecessor	—	$—	$—	$—	$—	$—

Issuance of Successor common stock - rights offering	4,197,210	$42	$49,985	$—	$—	$50,027
Issuance of Successor common stock - backstop premium	367,030	4	—	—	—	4
Issuance of Successor common stock - settlement of claims	40,417,902	404	898,510	—	—	898,914
Issuance of Successor warrants	—	—	118	—	—	118
Balance at March 21, 2017 - Successor	44,982,142	450	948,613	—	—	949,063
Stock-based compensation	1,853,236	18	12,587	—	—	12,605
Restricted stock canceled	(7,616)	—	—	—	—	—
Net loss	—	—	—	—	(118,902)	(118,902)
Balance at December 31, 2017 - Successor	46,827,762	$468	$961,200	$—	$(118,902)	$842,766
Stock-based compensation	55,600	1	13,416	—	—	13,417
Restricted stock forfeited	(231,746)	(2)	—	—	—	(2)
Repurchase of common stock	(261,103)	—	—	(4,936)	—	(4,936)
Net income	—	—	—	—	33,442	33,442
Balance at December 31, 2018 - Successor	46,390,513	$467	$974,616	$(4,936)	$(85,460)	$884,687
Stock-based compensation	2,002,173	20	2,245	—	—	2,265
Restricted stock forfeited	(316,821)	(3)	—	—	—	(3)
Repurchase of common stock	(209,852)	—	—	(1,174)	—	(1,174)
Issuance of common stock - litigation settlement	76,217	1	323	—	—	324
Cash settlement of stock based awards	—	—	(10)	—	—	(10)
Net loss	—	—	—	—	(468,948)	(468,948)
Balance at December 31, 2019 - Successor	47,942,230	$485	$977,174	$(6,110)	$(554,408)	$417,141

The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Consolidated statements of cash flows

		Successor		Predecessor
			Period from	Period from
			March 22, 2017	January 1, 2017
	For the Year Ended December 31,		through	through
(in thousands)	2019	2018	December 31, 2017	March 21, 2017
Cash flows from operating activities
Net (loss) income	$(468,948)	$33,442	$(118,902)	$1,041,959
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash reorganization items	—	—	—	(1,012,090)
Depreciation, depletion and amortization	109,633	87,888	92,599	24,915
Impairment of oil and gas assets	430,695	20,065	42,146
Impairment of other assets	7,188	—	179	—
Derivative losses (gains)	33,198	(19,297)	30,802	(48,006)
Loss (gain) on sale of assets	6	2,582	25,996	(206)
Loss on extinguishment of debt	1,624	—	635	—
Other	2,850	5,470	1,573	645
Change in assets and liabilities:
Accounts receivable	14,040	(6,337)	(12,092)	198
Inventories	393	236	(489)	466
Prepaid expenses and other assets	(867)	(160)	3,245	(497)
Accounts payable and accrued liabilities	(13,114)	3,441	2,622	8,733
Revenue distribution payable	(3,855)	8,649	6,941	(1,875)
Deferred compensation	814	10,262	9,714	143
Net cash provided by operating activities	113,657	146,241	84,969	14,385
Cash flows from investing activities
Expenditures for property, plant, and equipment and oil and natural gas properties	(267,068)	(324,063)	(157,718)	(31,179)
Proceeds from asset dispositions	14,667	50,523	189,735	1,884
Proceeds from (payments for) derivative instruments	7,567	(18,510)	15,676	1,285
Cash in escrow	—	—	42	—
Net cash (used in) provided by investing activities	(244,834)	(292,050)	47,735	(28,010)
Cash flows from financing activities
Proceeds from long-term debt	130,000	116,000	33,000	270,000
Repayment of long-term debt	(8,744)	(243,722)	(176,407)	(444,785)
Issuance of Senior Notes	—	300,000	—	—
Proceeds from rights offering, net	—	—	—	50,031
Principal payments under financing lease obligations	(2,102)	(2,683)	(2,017)	(568)
Debt extinguishment costs	(1,624)	—	—	—
Cash settlement of stock based awards	(10)	—	—	—
Payment of debt issuance costs and other financing fees	(20)	(9,136)	(4,671)	—
Treasury stock purchased	(1,174)	(4,936)	—	(2,410)
Net cash provided by (used in) financing activities	116,326	155,523	(150,095)	(127,732)
Net (decrease) increase in cash and cash equivalents	(14,851)	9,714	(17,391)	(141,357)
Cash and cash equivalents at beginning of period	37,446	27,732	45,123	186,480
Cash and cash equivalents at end of period	$22,595	$37,446	$27,732	$45,123
 The accompanying notes are an integral part of these consolidated financial statements.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 1: Nature of operations and summary of significant accounting policies

Chaparral Energy, Inc. and its subsidiaries, (collectively, “we”, “our”, “us”, or the “Company”) are involved in the acquisition, exploration, development, production and operation of oil and natural gas properties. Our properties are located primarily in Oklahoma and our commodity products, which include crude oil, natural gas and natural gas liquids, are primarily sold to refineries and gas processing plants within close proximity to our producing properties. As discussed in “Note 3: Chapter 11 reorganization” we filed voluntary petitions for bankruptcy relief on May 9, 2016, and subsequently operated as debtor in possession, in accordance with the applicable provisions of the Bankruptcy Code, until emergence from bankruptcy on March 21, 2017. The cancellation of all existing shares outstanding followed by the issuance of new shares in the reorganized Company upon our emergence from bankruptcy caused a related change of control under U.S. GAAP. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Reorganization Plan, the Company’s consolidated financial statements on or after March 21, 2017, are not comparable with the consolidated financial statements prior to that date. To facilitate our financial statement presentations, we refer to the post-emergence reorganized company in these consolidated financial statements and footnotes as the “Successor” for periods subsequent to March 21, 2017, and to the pre-emergence company as “Predecessor” for periods prior to and including March 21, 2017.

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

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to current period presentation. The reclassifications had no effect on our previously reported results of operations or cash flows.

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank deposit accounts and money market funds which may not be federally insured. As of December 31, 2019, cash with a recorded balance totaling $22,057 was held at JP Morgan Chase Bank, N.A. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on such accounts.

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

We write off accounts receivable when they are determined to be uncollectible. When we recover amounts that were previously written off, those amounts are offset against the allowance and reduce expense in the year of recovery. Accounts receivable consisted of the following:

	December 31, 2019	December 31, 2018
Joint interests	$16,664	$31,573
Accrued commodity sales	30,819	30,287
Derivative settlements	717	2,092
Other	2,544	3,375
Allowance for doubtful accounts	(1,097)	(1,240)
	$49,647	$66,087
Inventories

Inventories consist of equipment used in developing oil and natural gas properties and oil and natural gas product inventories. We evaluate our inventory each quarter and when there is evidence that the utility of our inventory, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, we record an impairment loss for the difference. Inventories are shown net of a provision for obsolescence, commensurate with known or estimated exposure, which is reflected in the valuation allowance disclosed below. Inventories consisted of the following:

	December 31, 2019	December 31, 2018
Equipment inventory	$3,435	$3,663
Commodities	474	574
Inventory valuation allowance	(179)	(178)
	$3,730	$4,059

We recorded lower of cost or net realizable value adjustments of $179 for the period from March 22, 2017 to December 31, 2017 due to depressed industry conditions which resulted in lower demand for such equipment and hence lower market prices, as well as obsolescence. These adjustments are reflected in “Impairment of other assets” in our consolidated statements of operations.

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

Costs associated with unevaluated oil and natural gas properties are excluded from the amortizable base until a determination has been made as to the existence of proved reserves. Quarterly, unevaluated leasehold costs are transferred to the amortization base with the costs of drilling the related well upon proving up reserves of a successful well or upon determination of a dry or uneconomic

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

well. Furthermore, unevaluated oil and natural gas properties are reviewed for impairment if events and circumstances exist that indicate a possible decline in the recoverability of the carrying amount of such property. The impairment assessment is conducted at least once annually and whenever there are indicators that impairment has occurred. In assessing whether impairment has occurred, we consider factors such as intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; assignment of proved reserves; and economic viability of development if proved reserves are assigned. Upon determination of impairment, all or a portion of the associated leasehold costs are transferred to the full cost pool and become subject to amortization. The processes above are applied to unevaluated oil and natural gas properties on an individual basis or as a group if properties are individually insignificant. Our future depreciation, depletion and amortization rate would increase or we may incur ceiling test write-downs if costs are transferred to the amortization base without any associated reserves.

In the past, the costs associated with unevaluated properties typically related to acquisition costs of unproved acreage. As a result of the application of fresh start accounting on the Effective Date, a substantial portion of the carrying value of our unevaluated properties are the result of a fair value increase to reflect the value of our acreage in our STACK play (see “Note 4: Fresh start accounting”). See “Note 19: Oil and natural gas activities (unaudited)” for further details of our unevaluated oil and natural gas properties.

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

Our estimates of oil and natural gas reserves as of December 31, 2019, 2018 and 2017 were prepared using an average price for oil and natural gas based upon the first day of each month for the prior twelve months as required by the SEC. As discussed in “Note 4: Fresh start accounting,” the application of fresh start accounting to our balance sheet on March 21, 2017, resulted in the carrying value of our oil and natural gas properties being restated based on their estimated fair value at the time.

We recorded ceiling adjustments to the oil and natural gas properties, for the periods disclosed below. The loss is reflected in “Impairment of oil and gas assets” in our consolidated statements of operations.

	Successor			Predecessor
			Period from	Period from
			March 22, 2017	January 1, 2017
	For the Year Ended December 31,		through	through
	2019	2018	December 31, 2017	March 21, 2017
Ceiling test impairment	$430,695	$20,065	$42,146	$—

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

During 2019, we recognized an impairment loss of $6,407 on the building and adjacent land housing our headquarters prior to its sale during the third quarter of 2019. See “Note 7: Property and equipment” for a discussion of the building sale.

Held for sale. In an effort to further streamline operations, during the fourth quarter of 2019, the Company began transitioning from an internally staffed and resourced oilfield services function to a third party provider solution. As a result, it began to actively market all related company-owned oilfield services machinery and equipment for eventual disposal. Accounting guidance requires us to reflect the disposal group on the balance sheet as “Assets held for sale” at carrying value or fair value less cost to sell, whichever is less. As a result of determining fair value on the assets held for sale, an impairment loss was recorded for the year ended December 31, 2019 in the amount of $781 which was included in the “Impairment of other assets” in the Statements of Operations.

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

The benefit of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the consolidated financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. Interest and penalties, if any, related to uncertain tax positions would be recorded in interest expense and other expense, respectively. There were no uncertain tax positions at December 31, 2019, or December 31, 2018.

We file income tax returns in the U.S. federal jurisdiction and in various states, each with varying statutes of limitations. The 2011 through 2019 tax years generally remain subject to examination by federal and state tax authorities.

Derivative transactions

We use derivative instruments to reduce the effect of fluctuations in crude oil, natural gas and natural gas liquids prices, and we recognize all derivatives as either assets or liabilities measured at fair value. Our derivative instruments are not designated as hedges for accounting purposes, thus changes in the fair value of derivatives are reported immediately in “Derivative (losses) gains” in the consolidated statements of operations. Cash flows associated with derivatives are reported as investing activities in the consolidated statements of cash flows unless the derivatives contain a significant financing element, in which case that element is reported as financing activities.

Within current and noncurrent classifications on the balance sheet, we offset assets and liabilities for derivative contracts executed with the same counterparty under a master netting arrangement. See “Note 9: Derivative instruments” for additional information regarding our derivative transactions.

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

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Level 2 inputs include adjusted quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Fair value assets and liabilities included in this category are derivatives with fair values based on published forward commodity price curves and other observable inputs. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Assets carried at fair value and included in this category are certain financial derivatives and additions to our asset retirement obligations. See “Note 10: Fair value measurements” for additional information regarding our fair value measurements.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Asset retirement obligations

We own oil and natural gas properties that require expenditures to plug, abandon or remediate wells and to remove tangible equipment and facilities at the end of oil and natural gas production operations in accordance with applicable federal and state laws. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of oil and natural gas properties. The accretion of the asset retirement obligations is included in “Depreciation, depletion and amortization” in our consolidated statements of operations. In certain instances, we are required to make deposits to escrow accounts for plugging and abandonment obligations. See “Note 11: Asset retirement obligations” for additional information regarding our asset retirement obligations.

Environmental liabilities

We are subject to extensive federal, state and local environmental laws and regulations covering discharge of materials into the environment. Because these laws and regulations change regularly, we are unable to predict the conditions and other factors over which we do not exercise control that may give rise to environmental liabilities affecting us. Environmental expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are accrued when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. As of December 31, 2019 and 2018, we have not accrued for or been fined or cited for any environmental violations that would have a material adverse effect upon our financial position, operating results, or cash flows.

Revenue recognition

Beginning in 2018, we adopted new authoritative guidance that supersedes previous revenue recognition requirements. The guidance requires that we identify the performance obligations, under our sales agreements, which is for the delivery of crude oil, natural gas or NGLs, and to recognize revenue when those obligations are satisfied, which occurs when control of the commodity is transferred to the purchaser. Furthermore, any costs and fees levied by the customer subsequent to the transfer of control will be recognized as a reduction in revenue. See “Note 16: Revenue recognition” for additional information regarding our revenue recognition.

Stock-based compensation

Our deferred compensation plan currently consists of restricted stock awards (“RSAs”) or restricted stock units (“RSUs”). Currently outstanding RSAs and RSUs are subject to either service-based vesting conditions or market-based vesting conditions. The RSAs and RSUs are generally classified as equity-based awards with the exception of awards that contractually specify settlement in cash or have a prior history of cash settlement, which are classified as liability-based awards. Compensation cost for service-based awards is recognized and measured based on fair value as determined by the market price of our publicly traded common stock, while the fair value computation used to determine compensation cost for market-based awards incorporates the probability of vesting.

Service-based awards either vest in one year and are expensed over that time frame or are subject to a graded vesting schedule over three annual installments where expense is recognized under the accelerated method. Market-based awards vest in three tranches over three annual measurement periods according to our stock price performance relative to a group of peer companies. The market conditions for a given year are unique to that year, and vesting with respect to conditions for a given year is independent of the vesting with respect to other years. As a result, the requisite service period for each of the three tranches of the market-based awards relate to the individual annual period for which stock return performance is measured and do not overlap. Market-based awards are expensed based on the fair value of the award that incorporates the probability of vesting and estimated by Monte Carlo simulation. Since the probability of vesting an award with a market condition is embedded in its fair value, expense is recognized on the entire grant regardless of the number of shares that actually vest so long as the participant remains employed as of the vesting date. Market conditions have not been established for tranches with stock return measurement periods that begin in 2020 and 2021, hence a grant date for purposes of determining a measurement value had not been established and expense recognition has not commenced. As permitted by a recent accounting update, we do not recognize expense based on an estimate of forfeitures but rather recognize the impact of forfeitures only as they occur.

See “Note 13: Deferred compensation” for additional information relating to stock-based compensation.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Other expense
Other expense consisted of the following:

	Successor
			Period from
			March 22, 2017
	For the Year Ended December 31,		through
	2019	2018	December 31, 2017
Restructuring	$—	$425	$3,531
Subleases	1,075	1,611	197
Total other expense	$1,075	$2,036	$3,728
Restructuring. We consider our EOR asset divestiture in November 2017 (see “Note 6: Acquisitions and divestitures”) to be an exit activity that qualifies as a restructuring in that it materially changed the scope and manner in which our business is conducted.  The restructuring expense related to the divestiture predominantly consist of one-time severance and termination benefits for the affected employees. The expense recorded in 2018 is a result of termination benefits for the final slate of employees terminated as a result of the divestiture.

Subleases. Our subleases consisted of CO2 compressors that were utilized in our former EOR operations and leased as both financing and operating leases from U.S. Bank but subsequently subleased to the purchaser of our EOR assets. Minimum payments under the subleases were equal to the original leases. Prior to the EOR divestiture, the financing leases were included in our full cost amortization base and hence subject to amortization on a units-of-production basis, while also incurring interest expense. The payments under our operating leases were previously recorded as “Lease operating” expense on our statement of operations. Subsequent to the execution of the subleases, all payments received from the Sublessee were reflected as “Sublease revenue” on our statement of operations. Minimum payments made to U.S. Bank on the original operating leases were reflected as “Other” expense on our statement of operations, which we disclose in the table above. With respect to the financing leases, upon executing the subleases, we reclassified the amount associated with these leases from the full cost amortization base to “Property and equipment, net” on our balance sheet and amortized the asset on a straight line basis prospectively while continuing to incur interest expense. Please see “Note 17: Leases” for our disclosure on leases. In September 2019, U.S. Bank entered into agreements with the Sublessee that resulted in the discharge of all our obligations with respect to the originating leases and to the subleases including a $9,832 reduction in debt.

Joint development agreement

On September 25, 2017, we entered into a joint development agreement (“JDA”) with BCE Roadrunner LLC, a wholly-owned subsidiary of Bayou City Energy Management, LLC (“BCE”), pursuant to which BCE funded 100 percent of our drilling, completion and equipping costs associated with 30 STACK wells, subject to well cost caps that vary by well-type across location and targeted formations, ranging from $3,400 to $4,000 per gross well. The JDA provided us with a means to accelerate the delineation of our position within our Garfield County and Canadian County acreage, realizing further efficiencies and holding additional acreage by production, and potentially adding reserves. In exchange, BCE received 85% of our original working interest in each well (on a wellbore-only basis), with the Company retaining 15% of our original interests until the program reaches a 14% internal rate of return. If this 14% threshold is achieved, ownership interest in all wells would shift such that we would own 75% of our original working interests and BCE would retain 25% of our original working interests. We retained all acreage and reserves outside of the wellbores, with both parties paying their working interest share of lease operating expenses. We have drilled and completed all wells under the JDA.

Our drilling and completion costs exceeded the well cost caps specified under the JDA primarily due to inflation in the cost of oilfield services since entering into the JDA. We have therefore recorded additions to oil and natural gas properties of $4,061 and $13,212 during the years ended December 31, 2019 and 2018, respectively, in cumulative drilling and completion costs on JDA wells that have exceeded the well cost caps specified under the JDA. Since we have achieved our goals to utilize the JDA as a means to delineate our acreage in Garfield and Canadian counties, Oklahoma, we do not currently plan to extend or expand the JDA.

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

	Successor		Predecessor
		Period from	Period from
	For the Year	March 22, 2017	January 1, 2017
	Ended December 31,	through	through
	2018	December 31, 2017	March 21, 2017
One-time severance and termination benefits	$1,034	$678	$608
Professional fees	$—	13	21
Total cost reduction initiatives expense	$1,034	$691	$629

Recently adopted accounting pronouncements

In May 2014, the FASB issued authoritative guidance that supersedes previous revenue recognition requirements and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Please see “Note 16: Revenue recognition” for our disclosure regarding adoption of this update.

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

In August 2016, the FASB issued authoritative guidance that provides clarification on how certain cash receipts and cash payments are presented and classified on the statement of cash flows. This update provides guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years beginning after December 15, 2017, and is required to be adopted using a retrospective approach if practicable. We adopted this update effective January 1, 2018, without a material impact on our financial statements or results of operations.

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

In May 2017, the FASB issued authoritative guidance that provides clarification on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. The guidance is effective for fiscal years, including interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted in any interim period. The guidance should be applied prospectively to an award modified on or after the adoption date. We adopted this guidance effective January 1, 2018, with no material impact to our financial statements or results of operations.

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

In March 2016, the FASB issued authoritative guidance that clarifies that the assessment of whether an embedded contingent put or call option in a financial instrument is clearly and closely related to the debt host requires only an analysis of the four-step decision sequence described in ASC Topic 815, Derivatives and Hedging (“ASC 815”). We adopted this guidance, which was effective for fiscal periods beginning after December 15, 2016, and interim periods thereafter, in 2017, with no material impact to our financial statements or results of operations.

In February 2016, the FASB established ASC Topic 842, Leases (“ASC 842”) that requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASC 842 was subsequently amended by Accounting Standards Update (“ASU”) No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. Please see “Note 17: Leases” for our disclosure regarding adoption of this update.

Recently issued accounting pronouncements

In June 2016, the FASB issued authoritative guidance that modifies the measurement of expected credit losses of certain financial instruments. The guidance is effective for fiscal years beginning after December 15, 2019 for public business entities with the exception of small reporting companies, which have a later adoption date. Early adoption is permitted for fiscal years beginning after December 15, 2018. The updated guidance impacts our financial statements primarily due to its effect on our accounts receivables. Our history of accounts receivable credit losses almost entirely relates to receivables from joint interest owners in our operated oil and natural gas wells. Based on this history and on mitigating actions, we are permitted to take to offset potential losses such as netting past due amounts against revenue and assuming title to the working interest. We do not expect this guidance to materially impact our financial statements or results of operations.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard eliminates certain exceptions in the existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The new guidance also clarifies certain aspects of the existing guidance, among other things. The standard is effective for interim and annual periods beginning after December 15, 2020 and shall be applied on either a prospective basis, a retrospective basis for all periods presented, or a modified retrospective basis through a cumulative-effect adjustment to retained earnings depending on which aspects of the new standard are applicable to an entity. The Company is in the process of evaluating the new standard and is unable to estimate its financial impact, if any, at this time.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 2: Earnings per share

Prior to our emergence from bankruptcy, we did not present earnings per share (“EPS”) in our financial statements because our common stock did not previously trade on a public market, either on a stock exchange or in the over-the-counter (“OTC”) market. Accordingly, we were permitted under accounting guidance to omit such disclosure. Subsequent to our emergence from bankruptcy, our Class A common stock was quoted on the OTC Pink marketplace under the symbol “CHHP” from May 18, 2017, through May 25, 2017. From May 26, 2017, through July 23, 2018, our Class A common stock was quoted on the OTCQB tier of the OTC Markets Group Inc. under the symbol “CHPE”. Our Class A common stock is currently trading on the NYSE under the symbol “CHAP” upon our listing on that exchange on July 24, 2018. Our Class B common stock was not listed or quoted on the OTCQB or any other national exchange; however, on December 19, 2018, all outstanding shares of our Class B common stock converted into the same number of shares of Class A common stock. With the conversion, all our common stock is now traded on the NYSE. Our Class A and previous Class B common stock shared equally in dividends and undistributed earnings. We are presenting basic and diluted EPS for all Successor periods subsequent to our emergence from bankruptcy but are not presenting EPS for any Predecessor period.

We are required under accounting guidance to compute EPS using the two-class method that considers multiple classes of common stock and participating securities. All securities that meet the definition of a participating security are to be included in the computation of basic EPS under the two-class method.

A reconciliation of the components of basic and diluted EPS is presented below:

		Successor
			Period from
			March 22, 2017
	For the Year Ended December 31,		through
(in thousands, except share and per share data)	2019	2018	December 31, 2017
Numerator for basic and diluted earnings per share
Net (loss) income	$(468,948)	$33,442	$(118,902)
Denominator for basic earnings per share
Weighted average common shares - Basic for Class A and Class B (1)	45,637,338	45,288,980	44,984,046
Effect of dilutive securities
Dilutive shares from equity compensation awards	—	441,191	—
Denominator for diluted earnings per share
Weighted average common shares - Diluted for Class A and Class B (1)	45,637,338	45,730,171	44,984,046
Earnings (loss) per share
Basic for Class A and Class B (1)	$(10.28)	$0.74	$(2.64)
Diluted for Class A and Class B (1)	$(10.28)	$0.73	$(2.64)
Securities excluded from earnings per share calculations
Unvested restricted stock awards or units at period end	3,187,231	125,323	1,833,136
Warrants (2)	—	—	140,023
____________________________________________________________

(1)	Effective December 19, 2018, Class B shares were converted to Class A shares.

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

•
We completed a rights offering backstopped by certain holders of our Prior Senior Notes (the “Backstop Parties”), which generated $50,031 of gross proceeds. The rights offering resulted in the issuance of New Common Stock, representing approximately nine percent of outstanding Successor common shares, to holders of claims arising under the Prior Senior Notes and to the Backstop Parties;

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

•
Our Prior Credit Facility, previously consisting of a senior secured revolving credit facility was restructured into an Exit Credit Facility consisting of a first-out revolving facility (“Exit Revolver”) and a second-out term loan (“Exit Term Loan”). On the Effective Date, the entire balance on the Prior Credit Facility in the amount of $444,440 was repaid while we received gross proceeds representing the opening balances on our Exit Revolver of $120,000 and an Exit Term Loan of $150,000. For more information refer to “Note 8: Debt;”

•
We paid $6,954 for creditor-related professional fees and also funded a $11,000 segregated account for debtor-related professional fees in connection with the reorganization related transactions above;

•	Certain other priority or convenience class claims were paid in full in cash, reinstated or otherwise treated in a manner acceptable to the creditor claimholders;

•
Plaintiffs to one of our royalty owner litigation cases, which were identified as a separate class of creditors (Class 8) in our bankruptcy case, rejected the Reorganization Plan. If the claimants under Class 8 are permitted to file a class of proof claim on

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

behalf of the putative class, certified on a class basis, and the plaintiffs ultimately prevail on the merits of their claims, any liability arising under judgement or settlement of the claims that relate to the pre-petition period would be satisfied through issuance of Successor common shares.

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

Enterprise Value and Reorganization Value

Reorganization value represents the fair value of the Company’s total assets prior to the consideration of liabilities and is intended to approximate the amount a willing buyer would pay for the Company’s assets immediately after restructuring. The reorganization value was allocated to the Company’s individual assets based on their estimated fair values.

The Company’s reorganization value was derived from enterprise value. Enterprise value represents the estimated fair value of an entity’s long-term debt and equity. The enterprise value of the Company on the Effective Date, as approved by the Bankruptcy Court in support of the Plan, was estimated to be within a range of $1,050,000 to $1,350,000 with a mid-point value of $1,200,000. Based upon the various estimates and assumptions necessary for fresh start accounting, as further discussed below, the estimated enterprise value was determined to be $1,200,000 before consideration of cash and cash equivalents and outstanding debt at the Effective Date.

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

The fair value analysis was based on the Company’s estimates of proved, probable and possible reserves developed internally by the Company’s reservoir engineers. Discounted cash flow models were prepared using the estimated future revenues and development and operating costs for all developed wells and undeveloped locations comprising the proved, probable and possible reserves. The value estimated for probable and possible reserves was utilized as an estimate of the fair value of the Company’s unevaluated leasehold acreage, which was further corroborated against comparable market transactions. Future revenues were based upon the forward NYMEX strip for oil and natural gas prices as of the Effective Date, adjusted for differentials realized by the Company. Development and operating cost estimates for the oil and gas properties were adjusted for inflation. The after-tax cash flows were discounted to the Effective Date at discount rate of 8.5%. This discount rate was derived from a weighted average cost of capital computation that utilized a blended expected cost of debt and expected return on equity for similar industry participants. Risk adjustment factors were applied to the values derived for the proved non-producing, proved undeveloped, probable and possible reserve categories based on consideration of the risks associated with geology, drilling success rates, development costs and the timing of development and extraction. The discounted cash flow models also included depletion, depreciation and income tax expense associated with an after-tax valuation analysis.

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

Asset retirement obligations — our fresh start updates to these obligations included application of the Successor’s credit adjusted risk free rate, which now incorporates a term structure based on the estimated timing of plugging activity and resetting all obligations to a single layer.

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

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
Assets
Current assets:
Cash and cash equivalents	$180,456	$(135,333)	(a)	$—		$45,123
Accounts receivable, net	46,837	—		—		46,837
Inventories, net	6,885	—		—		6,885
Prepaid expenses	4,933	(535)	(b)	—		4,398
Derivative instruments	19,058	—		—		19,058
Total current assets	258,169	(135,868)		—		122,301
Property and equipment	38,391	—		18,987	(i)	57,378
Oil and natural gas properties, using the full cost method:
Proved	4,355,576	—		(3,751,511)	(i)	604,065
Unevaluated (excluded from the amortization base)	26,039	—		559,535	(i)	585,574
Accumulated depreciation, depletion, amortization and impairment	(3,811,326)	—		3,811,326	(i)	—
Total oil and natural gas properties	570,289	—		619,350	(i)	1,189,639
Derivative instruments	14,295	—		—		14,295
Other assets	5,499	2,410	(c)	590	(i)	8,499
Total assets	$886,643	$(133,458)		$638,927		$1,392,112
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$64,413	$(2,737)	(a)(d)	$—		$61,676
Accrued payroll and benefits payable	7,366	2,186	(d)	—		9,552
Accrued interest payable	2,095	(2,095)	(a)	—		—
Revenue distribution payable	7,975	3,050	(d)	—		11,025
Long-term debt and capital leases, classified as current	468,814	(464,182)	(e)	—		4,632
Total current liabilities	550,663	(463,778)		—		86,885
Long-term debt and capital leases, less current maturities	—	291,429	(f)	—		291,429
Deferred compensation	—	519	(d)	—		519
Asset retirement obligations	66,973	—		(2,757)	(i)	64,216
Liabilities subject to compromise	1,281,096	(1,281,096)	(d)	—		—
Commitments and contingencies
Stockholders’ (deficit) equity:
Predecessor common stock	14	(14)	(g)	—		—
Predecessor additional paid in capital	425,425	(425,425)	(g)	—		—
Successor common stock	—	450	(g)	—		450
Successor additional paid in capital	—	948,613	(g)	—		948,613
(Accumulated deficit) retained earnings	(1,437,528)	795,844	(h)	641,684	(j)	—
Total stockholders’ (deficit) equity	(1,012,089)	1,319,468		641,684		949,063
Total liabilities and stockholders’ equity (deficit)	$886,643	$(133,458)		$638,927		$1,392,112

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
$291,429

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

(g)
Adjustment represents (i) the cancellation of Predecessor equity on the Effective Date, (ii) the issuance of 44,982,142 shares of Successor common stock on the Effective Date and (iii) the issuance of 140,023 warrants on the Effective Date (see “Note 3: Chapter 11 reorganization”)

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

Fresh start adjustments

(i)
Represents fresh start accounting adjustments primarily to (i) remove accumulated depreciation, depletion, amortization and impairment, (ii) increase the value of proved oil and gas properties, (iii) increase the value of unevaluated oil and gas properties primarily to capture the value of our acreage in the STACK, (iv) increase other property and equipment primarily due to increases to land, vehicles, machinery and equipment and (v) decrease asset retirement obligations. These fair value measurements giving rise to these adjustments are primarily based on Level 3 inputs under the fair value hierarchy (See “Note 10: Fair value measurements”).

(j)	Reflects the cumulative impact of the fresh start adjustments discussed herein.

Reorganization items

We use this category to reflect, where applicable, post-petition revenues, expenses, gains and losses that are direct and incremental as a result of the reorganization of the business. Reorganization items are as follows:

		Successor		Predecessor
			Period from	Period from
			March 22, 2017	January 1, 2017
	For the Year Ended December 31,		through	through
	2019	2018	December 31, 2017	March 21, 2017
Loss (gain) on the settlement of liabilities subject to compromise	$—	$48	$—	$(372,093)
Fresh start accounting adjustments	—	—	—	(641,684)
Professional fees	1,753	2,344	3,091	18,790
Rejection of employment contracts	—	—	—	4,573
Write off unamortized issuance costs on Prior Credit Facility	—	—	—	1,687
Total reorganization items	$1,753	$2,392	$3,091	$(988,727)

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 5: Supplemental disclosures to the consolidated statements of cash flows
Supplemental disclosures to the consolidated statements of cash flows are presented below:

		Successor		Predecessor
			Period from	Period from
			March 22, 2017	January 1, 2017
	For the Year Ended December 31,		through	through
	2019	2018	December 31, 2017	March 21, 2017
Net cash provided by operating activities included:
Cash payments for interest	$32,465	$6,266	$17,195	$4,105
Interest capitalized	(11,796)	(10,925)	(2,142)	(248)
Cash payments for income taxes	—	—	150	—
Cash payments for reorganization items	1,395	2,506	18,006	11,405
Non-cash investing activities included:
Asset retirement obligation additions and revisions	836	3,141	6,746	716
Oil and gas leasehold exchanges	1,399	10,913	816	—
Change in accrued oil and gas capital expenditures	3,630	6,559	9,534	5,387
Non-cash financing activities included:
Discharge of financing lease obligations (See Note 17)	9,832	—	—	—

Note 6: Acquisitions and divestitures
2019 Acquisitions and divestitures
For 2019, we did not enter into any material divestitures of oil and gas assets. During the year, we incurred $23,107 in acquisition costs, which consisted primarily of leasing and pooling of acreage and capitalized interest.

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

In conjunction with our divestiture of saltwater disposal infrastructure discussed above, we entered into service agreements with two providers to dispose, via pipeline or truck, salt water produced by our wells within areas that encompass Kingfisher, Garfield and Canadian Counties, Oklahoma. The agreements covering Kingfisher and Garfield Counties, Oklahoma are for 15 years and specify fixed rates per barrel according to age of the well. The agreement covering Canadian County, Oklahoma is for 5 years and specifies per barrel rates that vary according to volume of water disposed.

During 2018, we incurred acquisition costs of $122,309. The amount includes costs to acquire approximately 24,600 acres of leasehold, capitalized interest of $10,925 and $10,913 in non-monetary acreage trades.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

2017 Acquisitions and divestitures

In November 2017, we closed on the sale of our EOR assets along with some minor assets within geographic proximity for cash proceeds, net of preliminary post-closing adjustments, of $163,630 plus certain contingent payments through December 2020. As these properties represented a material portion of our oil and natural gas reserves and our assessment indicated that our depletion rate would be significantly altered subsequent to the sale, in accordance with the full cost method of accounting for conveyances, we recognized a loss of $25,163 on the sale. The loss is recognized in “Loss (gain) on sale of assets” in the consolidated statements of operations.

In December 2017, we closed on the sale of certain producing properties located in Osage County, Oklahoma, for proceeds, net of preliminary post-closing adjustments, of $14,117. In addition, we had various other divestitures of non-core oil and gas properties throughout the year ended December 31, 2017 resulting in proceeds of approximately $9,200. Other than our EOR asset sale, these transactions did not individually, or in the aggregate, represent a material portion of our oil and natural gas reserves and therefore we did not record any gain or loss on the sale and instead, reduced our full cost pool by the amount of the net proceeds.

In December 2017, we entered into purchase and sale agreements to acquire acreage in the STACK play in Kingfisher County, Oklahoma. In early January 2018, immediately prior to closing the purchase, we amended the transaction to include additional acreage. The final purchase closed for $60,643 encompassing 7,000 acres. Under the terms of the agreements, the Company is required to drill and complete 10 wells on such leasehold in each of 2019, 2020, and 2021 and 15 wells in 2022. To the extent the company does not drill and complete the minimum number of wells in a given year, it is required to pay the sellers of the acreage $250 for each deficient well. Taking into account current commodity price conditions, the company does not intend to drill wells on the subject acreage in 2020 as it focuses on higher return opportunities. No determination has been made with respect to 2021 or 2022; however, if the company fails to drill the prescribed number of wells in either year, it would be obligated to make additional payments to the sellers.

Note 7: Property and equipment

Major classes of property and equipment are shown in the following table. As discussed in “Note 4: Fresh start accounting,” the application of fresh start accounting to our balance sheet on March 21, 2017, resulted in restating our property and equipment to fair value, thus resetting the accumulated depreciation and amortization balance. Property acquired since that date is capitalized and stated at cost. Maintenance and repairs are expensed currently.

Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Estimated useful lives of our assets are as follows:

	Useful Life	December 31, 2019	December 31, 2018
Furniture and fixtures	10	$8	$520
Automobiles and trucks	5	3,071	3,548
Machinery and equipment	10 — 20 years	3,543	21,482
Office and computer equipment	5 — 10 years	3,363	6,183
Building and improvements	10 — 40 years	693	18,693
		10,678	50,426
Less accumulated depreciation and amortization		3,459	12,449
		7,219	37,977
Land		1,998	5,119
		$9,217	$43,096

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

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

On August 5, 2019, we entered into a real estate purchase and sale agreement for the sale of the building housing our headquarters along with adjacent land, furniture and fixtures. We closed the sale on August 29, 2019, for net proceeds of $11,494 while recognizing an immaterial loss on disposal. The proceeds from the sale were utilized to pay off the outstanding balance of the real estate mortgage note on the property. We incurred a prepayment penalty of $1,624 on the early payoff of the note, which we recorded as a “Loss on extinguishment of debt” on our consolidated statements of operations. Conditioned upon closing of this sale, we entered into a leaseback agreement with the buyer for a portion of the office space, which we discuss in “Note 17: Leases.”

Held for sale. In an effort to further streamline operations, during the fourth quarter of 2019, the Company began transitioning from an internally staffed and resourced oilfield services function to a third party provider solution. As a result, it began to actively market all related company-owned oilfield services machinery and equipment for eventual disposal. Accounting guidance requires us to reflect the disposal group separately on the balance sheet as “Assets held for sale” at carrying value or fair value less cost to sell, whichever is less. The carrying value of assets held for sale is not included in the table above. As a result of determining fair value on the assets held for sale, an impairment loss was recorded for the year ended December 31, 2019 in the amount of $781, which was included in the “Impairment of other assets” in the Statements of Operations. Our held for sale assets as of December 31, 2019 consisted of:

Carrying value at
December 31, 2019
Equipment	$1,572
Vehicles	488
Real estate	800
Total held for sale	$2,860

Leased compressors. Our property and equipment balance as of December 31, 2018, included CO2 compressors that were held under finance leases and simultaneously subleased to the buyer of our former EOR oil and natural gas properties. In September 2019, U.S. Bank, the originating lessor, entered into agreements with the Sublessee that resulted in the discharge of all our obligations with respect to these compressor leases and the removal of those assets and elimination of associated debt from our consolidated balance sheet.

Note 8: Debt

As of the dates indicated, long-term debt and financing leases consisted of the following:

	December 31, 2019	December 31, 2018
Credit facility	$130,000	$—
Senior Notes	300,000	300,000
Real estate mortgage notes, principal and interest payable monthly, bearing interest at 5.50%, due December 2028; collateralized by real property	—	8,588
Installment notes payable, principal and interest payable monthly collateralized by personal property	371	354
Financing lease obligations	1,653	11,677
Unamortized issuance costs	(10,038)	(13,148)
Total debt, net	421,986	307,471
Less current portion	594	12,371
Total long-term debt, net	$421,392	$295,100

Maturities of long-term debt and capital leases, excluding unamortized debt issuance costs, are as follows as of December 31, 2019:

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

2020	$594
2021	540
2022	130,577
2023	300,260
2024	53
2025 and thereafter	—
$432,024

As discussed in “Note 7: Property and equipment,” upon the divestiture of our headquarters building in August 2019, we utilized the sale proceeds to pay off the outstanding balance of our real estate mortgage note which was $8,176 at the time of the repayment.

Our financing lease obligations as of December 31, 2018, included leases on CO2 compressors that were subleased to the buyer of our former EOR oil and natural gas properties. In August 2019, U.S. Bank entered into agreements with the Sublessee that resulted in the discharge of all our obligations with respect to these compressor leases and the removal of the associated debt from our consolidated balance sheet in the amount of $9,832. Our remaining finance leases consist primarily of leases on our fleet vehicles.

Credit Agreement

Pursuant to our Credit Agreement (the “Credit Agreement”) with Royal Bank of Canada, as administrative agent and issuing bank, and the additional lenders party thereto, we have a $750,000 facility collateralized by our oil and natural gas properties and is scheduled to mature on December 21, 2022. Availability under our Credit Agreement is subject to the financial covenants discussed below and a borrowing base based on the value of our oil and natural gas properties and set by the banks semi-annually on May 1 and November 1 of each year. In addition, the lenders may request a borrowing base redetermination once between each scheduled redetermination or upon the occurrence of certain specified events. The banks establish a borrowing base by making an estimate of the collateral value of our oil and natural gas properties. If oil and natural gas prices decrease from the amounts used in estimating the collateral value of our oil and natural gas properties, the borrowing base may be reduced, thus reducing funds available under the borrowing base. Our borrowing base under the Credit Agreement as of December 31, 2019, was $325,000 while the unused portion on that date was $195,000.

Interest on the outstanding amounts under the credit facility will accrue at an interest rate equal to either (i) the Alternate Base Rate (as defined in the Credit Agreement) plus an Applicable Margin (as defined in the Credit Agreement) that ranges between 1.00% to 2.00% depending on utilization or (ii) the Adjusted LIBO Rate (as defined in the Credit Agreement) applicable to one, two, three, or six month borrowings plus an Applicable Margin that ranges between 2.00% to 3.00% depending on utilization. In the case that an Event of Default (as defined under the Credit Agreement) occurs, the outstanding amounts will bear an additional 2.00% interest plus the applicable Alternate Base Rate or Adjusted LIBO Rate and corresponding Applicable Margin.

As of December 31, 2019, our outstanding borrowings were accruing interest at the Adjusted LIBO Rate (as defined in the Credit Agreement, as defined below), plus the Applicable Margin (as defined in the Credit Agreement), which resulted in a weighted average interest rate of 4.03% on the amount outstanding.

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

If the outstanding borrowings under our Credit Agreement were to exceed the borrowing base as a result of a redetermination, we would be required to eliminate this deficiency. Within 10 days after receiving notice of the new borrowing base, we would be required to make an election: (1) to repay the deficiency in a lump sum within 45 days, (2) commencing within 30 days to repay the deficiency in equal monthly installments over a six months period, (3) to submit within 45 days additional oil and gas properties we own for consideration in connection with the determination of the borrowing base sufficient to eliminate the deficiency or (4) any combination of repayment as provided in the preceding three elections.

On May 2, 2019, we entered into the Third Amendment (the “Third Amendment”) to the Credit Agreement. The Third Amendment, which was effective March 31, 2019, among other things, (i) reaffirmed the borrowing base at $325,000 and (ii) amended the definition of EBITDAX to add back certain severance and retirement payments, consulting fees, and related charges paid

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

or incurred in connection with any retirement, severance or departure of officers or former officers in an aggregate amount not to exceed $4,000.

On September 27, 2019, we entered into the Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment, among other things, (i) reaffirmed the borrowing base at $325,000; (ii) amended the definition of EBITDAX to, among other things, (a) added back losses related to or resulting from the full or partial extinguishment of debt, (b) expanded the add-back of amounts associated with retirements, severance or departure to apply to all employees or former employees, and (c) clarified that gains related to or resulting from the full or partial extinguishment of debt are excluded; and (iii) revised certain negative covenants to provide that the Company, under certain circumstances, may prepay or otherwise redeem certain Permitted Senior Additional Debt (as defined in the Credit Agreement) in an aggregate amount not to exceed $30,000.

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

The Credit Agreement contains covenants and events of default customary for oil and natural gas reserve-based lending facilities including restrictions on additional debt, guarantees, liens, restricted payments, investments and hedging activity. Additionally, our Credit Agreement specifies events of default, including non-payment, breach of warranty, non-performance of covenants, default on other indebtedness or swap agreements, restrictions on paying dividends, certain adverse judgments, bankruptcy events and change of control, among others.

The financial covenants require, for each fiscal quarter, that we maintain: (1) a Current Ratio (as defined in the Credit Agreement) of no less than 1.00 to 1.00, and (2) a Ratio of Total Debt to EBITDAX (as defined in the Credit Agreement) of no greater than 4.0 to 1.0 calculated on a trailing four-quarter basis. We were in compliance with these financial covenants as of December 31, 2019.

The Credit Agreement is guaranteed by all of our wholly owned subsidiaries, subject to customary exceptions, and is secured by first priority security interests on substantially all of our assets.

Senior Notes

On June 29, 2018, we completed the issuance and sale at par of $300,000 in aggregate principal amount of our Senior Notes in a private placement under Rule 144A and Regulation S of the Securities Act of 1933, as amended. The offering costs were $7,337 resulting in net proceeds of $292,663, which we used to repay the outstanding balance on our credit facility at that time and for general corporate purposes.

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

The Indenture for our Senior Notes contains certain covenants, which limit our ability to:

•incur additional indebtedness or issue certain preferred stock;
•pay dividends or repurchase or redeem capital stock;
•make certain investments;
•incur certain liens;
•enter into certain types of transactions with affiliates;
•sell assets;
•enter into agreements restricting our ability to pay dividends or make other payments;
•consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; and

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

Interest expense during bankruptcy. Pursuant to accounting guidance, while in bankruptcy, we did not accrue interest expense on our Prior Senior Notes during the pendency of the Chapter 11 Cases as we did not expect to pay such interest. As a result, reported interest expense was $22,582 lower than contractual interest for the Predecessor periods of January 1, 2017 to March 21, 2017.

Note 9: Derivative instruments

Overview

Our results of operations, financial condition and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil, natural gas and natural gas liquids. These commodity prices are subject to wide fluctuations and market uncertainties. To mitigate a portion of this exposure, we enter into various types of derivative instruments, which in the past have included commodity price swaps, collars, put options and basis protection swaps. During 2018, we also entered into additional derivative contracts to hedge our exposure to the WTI NYMEX calendar month average roll (“oil roll”), which is a contractual component of our crude oil sales prices.

As of December 31, 2019, our derivatives consisted of commodity price swaps (including basis and oil roll) and collars. See “Note 1: Nature of operations and summary of significant accounting policies” for additional information regarding our accounting policies for derivative transactions.

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

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

The following table summarizes our crude oil derivatives outstanding as of December 31, 2019:

	Volume	Weighted average fixed price per Bbl
Period and type of contract	MBbls	Swaps	Purchase puts	Sold calls
2020
Oil swaps	2,274	$51.01	$—	$—
Oil collars	195	$—	$55.00	$66.42
Oil roll swaps	410	$0.38	$—	$—
2021
Oil swaps	689	$46.24	$—	$—
Oil roll swaps	150	$0.30	$—	$—

The following table summarizes our natural gas derivative instruments outstanding as of December 31, 2019:

		Weighted average fixed price per MMBtu
Period and type of contract	Volume BBtu	Swaps
2020
Natural gas swaps	7,680	$2.71
Natural gas basis swaps	7,080	$(0.46)

The following table summarizes our natural gas liquids derivative instruments outstanding as of December 31, 2019:

	Volume	Weighted average fixed price per gallon
Period and type of contract	Gallons	Swaps
2020
Butane	2,849	$0.68
Natural gasoline swaps	6,508	$1.15
Propane swaps	14,872	$0.57

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

Effect of derivative instruments on the consolidated balance sheets

All derivative financial instruments are recorded on the consolidated balance sheets at fair value. See “Note 10: Fair value measurements” for additional information regarding fair value measurements. The estimated fair values of derivative instruments are provided below. The carrying amounts of these instruments are equal to the estimated fair values.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

	As of December 31, 2019			As of December 31, 2018
	Assets	Liabilities	Net value	Assets	Liabilities	Net value
Natural gas derivative contracts	$3,552	$(1)	$3,551	$833	$(488)	$345
NGL derivative contracts	2,868	(699)	2,169	4,581	—	4,581
Crude oil derivative contracts	391	(22,196)	(21,805)	24,208	(4,452)	19,756
Total derivative instruments	6,811	(22,896)	(16,085)	29,622	(4,940)	24,682
Less:
Netting adjustments (1)	(5,864)	5,864	—	(3,398)	3,398	—
Derivative instruments - current	947	(11,957)	(11,010)	24,025	—	24,025
Derivative instruments - long-term	$—	$(5,075)	$(5,075)	$2,199	$(1,542)	$657
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

“Derivative (losses) gains” in the consolidated statements of operations consists of the following:

	Successor			Predecessor
			Period from	Period from
			March 22, 2017	January 1, 2017
	For the Year Ended December 31,		through	through
	2019	2018	December 31, 2017	March 21, 2017
Change in fair value of commodity price derivatives	$(40,765)	$37,807	$(46,478)	$46,721
Settlement gains (losses) on commodity price derivatives	7,567	(18,510)	15,676	1,285
Derivative (losses) gains	$(33,198)	$19,297	$(30,802)	$48,006

Note 10: Fair value measurements

Recurring fair value measurements

Our financial instruments recorded at fair value on a recurring basis consist of commodity derivative contracts (see “Note 9: Derivative instruments”). We had no Level 1 assets or liabilities as of December 31, 2019 or December 31, 2018. Our derivative contracts classified as Level 2 as of December 31, 2019 and 2018 consisted of commodity price swaps, including our oil roll contracts, which are valued using an income approach. Future cash flows from these derivatives are estimated based on the difference between the fixed contract price and the underlying published forward market price, and are discounted at a rate that captures our own nonperformance risk for derivative liabilities or that of our counterparties for derivative assets.

As of December 31, 2019 and 2018 our derivative contracts classified as Level 3 consisted of collars and gas basis swaps. The fair value of these contracts is developed by a third-party pricing service using a proprietary valuation model, which we believe incorporates the assumptions that market participants would have made at the end of each period. Observable inputs include contractual terms, published forward pricing curves, and yield curves. Significant unobservable inputs are implied volatilities. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. We review these valuations and the changes in the fair value measurements for reasonableness. All derivative instruments are recorded at fair value and include a measure of our own nonperformance risk for derivative liabilities or our counterparty credit risk for derivative assets.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

The fair value hierarchy for our financial assets and liabilities is shown by the following table:

	As of December 31, 2019			As of December 31, 2018
	Derivative assets	Derivative liabilities	Net assets (liabilities)	Derivative assets	Derivative liabilities	Net assets (liabilities)
Significant other observable inputs (Level 2)	$6,576	$(22,895)	$(16,319)	$29,370	$(4,718)	$24,652
Significant unobservable inputs (Level 3)	235	(1)	234	252	(222)	30
Netting adjustments (1)	(5,864)	5,864	—	(3,398)	3,398	—
	$947	$(17,032)	$(16,085)	$26,224	$(1,542)	$24,682
____________________________________________________________

(1)
Amounts represent the impact of master netting agreements that allow us to net settle positive and negative positions with the same counterparty. Positive and negative positions with counterparties are netted on the balance sheet only to the extent that they relate to the same current versus noncurrent classification.

Changes in the fair value of our derivative instruments classified as Level 3 in the fair value hierarchy were as follows for the periods presented:

	For the Year Ended December 31,
Net derivative assets (liabilities)	2019	2018
Beginning balance	$30	$(295)
Realized and unrealized gains (losses) included in derivative (losses) gains	1,009	(1,101)
Settlements (received) paid	(805)	1,426
Ending balance	$234	$30
Gains relating to instruments still held at the reporting date included in derivative (losses) gains for the period	$234	$30

Nonrecurring fair value measurements

Asset retirement obligations. Additions to the asset and liability associated with our asset retirement obligations are measured at fair value on a nonrecurring basis. Our asset retirement obligations consist of the estimated present value of future costs to plug and abandon or otherwise dispose of our oil and natural gas properties and related facilities. Significant inputs used in determining such obligations include estimates of plugging and abandonment costs, inflation rates, discount rates, and well life, all of which are Level 3 inputs according to the fair value hierarchy. See “Note 11: Asset retirement obligations” for additional information regarding our asset retirement obligations. The table below discloses the inflation and discount rate assumptions for the periods presented:

	Year ended December 31,
	2019		2018
	Low	High	Low	High
Inflation rate (1)	2.25%	2.25%	2.26%	2.26%
Credit adjusted risk-free discount rate	12.35%	21.79%	6.92%	11.94%
__________________________________________
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

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

The carrying value and estimated fair value of our debt at December 31, 2019 and 2018 were as follows:

	December 31, 2019		December 31, 2018
Level 2	Carrying value (1)	Estimated fair value	Carrying value (1)	Estimated fair value
Credit facility	$130,000	$130,000	$—	$—
Other secured debt (2)	371	371	8,942	8,942
8.75% Senior Notes due 2023	300,000	133,050	300,000	213,618
 ____________________________________________________________

(1)	The carrying value excludes deductions for debt issuance costs and discounts.

(2)	The balance on December 31, 2019, consisted of only equipment installment notes while the balance on December 31, 2018, consisted of real estate and equipment installment notes.

The carrying value of our credit facility and other secured long-term debt approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. The fair value of our Senior Notes was estimated based on quoted market prices.

See “Note 1: Nature of operations and summary of significant accounting policies” for additional information regarding our accounting policies for fair value measurements.

Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of derivative instruments and accounts receivable. Derivative instruments are exposed to credit risk from counterparties. Our derivative contracts are executed with institutions, or affiliates of institutions, that are parties to our credit facility at the time of execution, and we believe the credit risks associated with all of these institutions are acceptable. We do not require collateral or other security from counterparties to support derivative instruments. Master agreements are in place with each of our derivative counterparties that provide for net settlement in the event of default or termination of the contracts under each respective agreement. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivatives. Our loss is further limited as any amounts due from a defaulting counterparty that is a Lender, or an affiliate of a Lender, under our credit facilities can be offset against amounts owed to such counterparty Lender. As of December 31, 2019, the counterparties to our open derivative contracts consisted of eight financial institutions.

The following table summarizes our derivative assets and liabilities, which are offset in the consolidated balance sheets under our master netting agreements.

	Offset in the consolidated balance sheets			Gross amounts not offset in the consolidated balance sheets
	Gross assets (liabilities)	Offsetting assets (liabilities)	Net assets (liabilities)	Derivatives (1)	Amounts outstanding under credit facilities (2)	Net amount
December 31, 2019
Derivative assets	$6,811	$(5,864)	$947	$—	$(947)	$—
Derivative liabilities	(22,896)	5,864	(17,032)	—	947	(16,085)
	$(16,085)	$—	$(16,085)	$—	$—	$(16,085)
December 31, 2018
Derivative assets	$29,622	$(3,398)	$26,224	$(1,542)	$—	$24,682
Derivative liabilities	(4,940)	3,398	(1,542)	$1,542	—	—
	$24,682	$—	$24,682	$—	$—	$24,682
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

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

We did not post additional collateral under any of these contracts as all of our counterparties are secured by the collateral under our credit facilities. Payment on our derivative contracts could be accelerated in the event of a default on our Credit Agreement. The aggregate fair value of our derivative liabilities subject to acceleration in the event of default was $22,896 at December 31, 2019.

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

Commodity sales to our top three purchasers accounted for the following percentages of our total commodity sales, excluding the effects of hedging activities, for the years ended December 31:

	Successor
	2019	2018	2017
Coffeyville Resources LLC	*	*	20.9%
Phillips 66 Company	21.4%	26.0%	14.6%
Sunoco, Inc.	15.1%	7.2%	*
Alta Mesa Resources, Inc.	*	6.7%	*
Tom Stack LLC.	10.0%	*	*
Valero Energy Corporation	*	*	13.3%

____________________________________________________________
*    Not disclosed as not a top three purchaser during the fiscal year.

If we were to lose a purchaser, we believe we are able to secure other purchasers for the commodities we produce.

Note 11: Asset retirement obligations
The following table presents the balance and activity of our asset retirement obligations:

Liability for asset retirement obligations as of January 1, 2018	$35,990
Liabilities incurred in current period	689
Liabilities settled and disposed in current period	(17,868)
Revisions in estimated cash flows	2,452
Accretion expense	1,884
Liability for asset retirement obligations as of December 31, 2018	$23,147
Liabilities incurred in current period	448
Liabilities settled and disposed in current period	(2,305)
Revisions in estimated cash flows	388
Accretion expense	1,478
Liability for asset retirement obligations as of December 31, 2019	$23,156
Less current portion included in accounts payable and accrued liabilities	2,083
Asset retirement obligations, long-term	$21,073

Liabilities incurred include obligations related to new wells drilled and wells acquired during the period. Liabilities settled and disposed in 2018 primarily relate to our oil and natural gas property divestitures discussed in “Note 6: Acquisitions and divestitures.”
See “Note 10: Fair value measurements” for additional information regarding fair value measurements.

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

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Income tax (benefit) expense from continuing operations consists of the following:

	Successor			Predecessor
			Period from	Period from
			March 22, 2017	January 1, 2017
	For the Year Ended December 31,		through	through
	2019	2018	December 31, 2017	March 21, 2017
Current income taxes
Federal	$—	$(77)	$(162)	$—
State	—	—	(187)	37
Total current income taxes	—	(77)	(349)	37
Deferred income taxes
Federal	—	—	—	—
State	—	—	—	—
Total deferred income taxes	—	—	—	—
Income tax (benefit) expense	$—	$(77)	$(349)	$37

A reconciliation of the U.S. federal statutory income tax rate to the effective tax rate is as follows:

	Successor			Predecessor
			Period from	Period from
			March 22, 2017	January 1, 2017
	For the Year Ended December 31,		through	through
	2019	2018	December 31, 2017	March 21, 2017
Federal statutory rate	21.0%	21.0%	35.0%	35.0%
Remeasurement of deferred taxes—U.S. tax reform legislation	—%	—%	(94.7)%	—%
State remeasurement of deferred taxes	0.3%	—%	—%	—%
State income taxes, net of federal benefit	4.5%	(0.1)%	5.8%	2.2%
Statutory depletion	—%	(0.4)%	0.4%	—%
Valuation allowance	(25.0)%	2.8%	54.1%	(25.9)%
EOR tax credit	—%	(25.9)%	(8.4)%	—%
Return to provision adjustment	(0.6)%	(1.7)%	10.2%	—%
Other, net	(0.2)%	4.1%	(2.4)%	(11.3)%
Effective tax rate	—%	(0.2)%	—%	—%

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Components of the deferred tax assets and liabilities are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets related to
Asset retirement obligations	$8,500	$10,013
Accrued expenses, allowance and other	2,254	2,264
Derivative instruments	4,095	—
Net operating loss carryforwards
Federal	258,388	242,070
State	69,100	66,575
Statutory depletion carryforwards	2,351	2,383
Enhanced oil recovery credit	18,758	18,758
Interest limitation	4,153	5,771
	367,599	347,834
Less valuation allowance	(336,123)	(216,109)
Deferred tax asset	31,476	131,725
Deferred tax liabilities related to
Property and equipment	(31,355)	(125,224)
Derivative instruments	—	(6,353)
Inventories	(121)	(148)
Deferred tax liability	(31,476)	(131,725)
Net deferred tax liability	$—	$—

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

Due to continued tax losses, we maintained our deferred tax asset position at December 31, 2019. We believe that it is more likely than not that these deferred tax assets will not be realized and as such we are maintaining the full valuation allowance against our net deferred tax assets.

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

Net operating loss carryforwards. We have federal net operating loss carryforwards of approximately $1,230,419 at December 31, 2019, of which $1,011,368 will expire at various times between 2028 and 2037 if not utilized in earlier periods. However, because of the 2017 Tax Act, the estimated federal net operating loss of $219,051 generated in 2018 and 2019 does not expire but may only offset 80% of taxable income in any given year. At December 31, 2019, we have state net operating loss carryforwards of approximately $1,498,363, which will expire between 2020 and 2039 if not utilized in earlier periods. In addition, at December 31, 2019, we had federal percentage depletion carryforwards of approximately $11,194, which are not subject to expiration.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

IRC Section 382 addresses company ownership changes and specifically limits the utilization of certain deductions and other tax attributes on an annual basis following an ownership change. As a result of the Chapter 11 reorganization and related transactions, the Company experienced an ownership change within the meaning of IRC Section 382 on March 21, 2017. The Company analyzed alternatives available within the IRC to taxpayers in Chapter 11 bankruptcy proceedings in order to minimize the impact of the March 21, 2017 ownership change on its tax attributes. Upon filing the 2017 U.S. Federal income tax return, the Company elected an available alternative which subjects existing tax attributes at emergence to an IRC Section 382 limitation that could result in some or all of the remaining net operating loss carryforwards expiring unused. Upon final determination of tax return amounts for the year ended December 31, 2017, including attribute reduction that occurred on January 1, 2018, the Company has total federal net operating loss carryforwards of $1,011,368 including $760,067 which are subject to limitation due to the ownership change that occurred upon emergence from bankruptcy and $251,301 of post-change net operating loss carryforwards not subject to this limitation. The limitation did not result in a current tax liability for the tax years ended December 31, 2017, 2018 and 2019.The Company has incurred additional net operating losses for the years ended December 31, 2018 and December 31, 2019 that are currently not subject to an IRC Section 382 limitation.

Note 13: Deferred compensation

Our deferred compensation includes cash awards and equity-based awards which are either settled in cash or in stock.

Cash Awards

From time to time, we have granted cash awards with long term vesting requirements. Our cash awards, which are generally service-based, vest either in one year, in annual increments over a three year period or in annual increments over a four year period. We accrue for the cost of each annual increment over the period that service is required to vest. A summary of compensation expense for our cash awards is presented below:

	Successor			Predecessor
			Period from	Period from
			March 22, 2017	January 1, 2017
	For the Year Ended December 31,		through	through
	2019	2018	December 31, 2017	March 21, 2017
Cash LTIP expense (net of amounts capitalized)	$200	$543	$1,192	$5
Cash LTIP grants (1)	1,300	174	5,637	—
Cash LTIP payments	955	1,183	1,285	42

(1)	All grants are service-based except for a market-condition grant of $263 to our new chief executive officer in December 2019.

As of December 31, 2019, the outstanding liability accrued for our Cash LTIP, based on requisite service provided, was $854.

Equity Awards

The Company’s outstanding equity based awards have generally been granted under the 2017 Chaparral Energy, Inc. Management Incentive Plan (the “MIP”) and the Chaparral Energy, Inc. 2019 Long-Term Incentive Plan (the “LTIP”), which replaced the MIP in June 2019. Our equity grants have been in the form or RSAs or RSUs. In December 2019, we also granted equity awards in the form of RSAs to our recently appointed chief executive officer under an inducement equity grant that is exempted from the general requirement of the NYSE rules that require equity-based compensation plans and arrangements to be approved by stockholders. Even though the inducement grant was made outside of the LTIP, except as expressly provided otherwise in the grant agreement, the grant will be governed in a manner consistent with the terms and conditions of the LTIP.

The LTIP provides for the following types of awards: options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other incentive awards. The aggregate number of shares of Class A common stock, par value $0.01 per share, reserved for issuance under the LTIP when it became effective was 3,500,000 shares. Generally, and to the extent not provided otherwise in an award agreement, (i) in the event of a Change in Control (as defined in the LTIP) in which the acquiring or surviving entity does not assume an outstanding award, the award will fully vest, and (ii) in the event of termination by the Company of a participant’s employment or service without cause or by the participant for Good Reason (as defined in the LTIP), in each case, within one year following the occurrence of a Change in Control, the award will fully vest. These accelerated vesting provisions, if triggered, take precedence over service, performance or market based vesting provisions described below.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Restricted Stock Awards (“RSAs”)

We have granted RSAs to our employees and members of our Board of Directors (the “Board”). Grants awarded to employees consist of shares subject to service vesting conditions (the “Time Shares”) and shares subject to performance or market-based vesting conditions (the “Performance Shares”). All grants to members of our Board are Time Shares. Since 2019, vesting conditions established for all Performance Shares have been linked exclusively to the performance of the Company’s stock price vis-à-vis a peer group and hence have a market-based vesting condition. Please see “Note 1: Nature of operations and summary of significant accounting policies” for our accounting policies for awards that are subject to service-based vesting conditions compared to awards that are subject to market-based vesting conditions. The Time Shares vest in equal annual installments over a three -year vesting period. The Performance Shares vest in three tranches annually according to conditions established each year by our Board of Directors.

A summary of our restricted stock activity is presented below:

	Time Shares			Performance Shares
	Weighted average grant date fair value	Restricted shares	Vest date fair value	Weighted average grant date fair value	Restricted shares	Vest date fair value
	($ per share)			($ per share)
Unvested and outstanding at March 21, 2017	$—	—		$—	—
Granted	20.11	1,403,626		20.12	429,510
Vested	—	—		20.05	(152,421)	$3,611
Cancelled	—	—		20.05	(7,616)
Unvested and outstanding at December 31, 2017	$20.11	1,403,626		$20.15	269,473
Granted	18.75	41,250		18.75	13,750
Vested	20.12	(445,029)	$7,856	20.08	(107,590)	$529
Forfeited	20.05	(181,641)		20.05	(50,105)
Unvested and outstanding at December 31, 2018	$20.06	818,206		$20.12	125,528
Granted	2.40	886,451		1.38	1,087,110
Vested	20.08	(408,270)	$2,334	16.45	(33,359)	$59
Forfeited	20.05	(226,882)		20.05	(89,936)
Unvested and outstanding at December 31, 2019	$5.41	1,069,505		$1.53	1,089,343

Restricted Stock Units (“RSUs”)

We have granted RSUs to employees and members of our Board with the following provisions:

Executive employee awards: 50% of the RSUs granted during 2019 were subject only to service vesting conditions and the other 50% were subject to market-based vesting conditions. Service-based RSUs vest in equal annual installments over a three-year period. Market condition RSUs vest in three annual tranches – each year according to our stock return performance in such year relative to a group of peers identified prior to the beginning of such performance year. Both market-based and service-based awards were classified as equity awards.

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

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

A summary of our RSU activity is presented below:

	Equity classified RSUs
	Service-condition RSUs			Market-condition RSUs
	Weighted average grant date fair value	Restricted units	Vest date fair value	Weighted average grant date fair value	Restricted units
	($ per unit)			($ per unit)
Unvested and outstanding at January 1, 2018	$—	—		$—	—
Granted	17.66	92,017		$—	—
Forfeited	17.66	(2,384)		$—	—
Unvested and outstanding at December 31, 2018	$17.66	89,633		$—	—
Granted	1.33	788,323		$1.36	565,000
Vested	17.66	(25,099)	$33	$—	—
Forfeited	3.02	(214,474)		$1.36	(175,000)
Unvested and outstanding at December 31, 2019	$2.41	638,383		$1.36	390,000

	Liability-classified RSUs
	Weighted average grant date fair value	Restricted units	Vest date fair value
	($ per unit)
Unvested and outstanding at January 1, 2018	$—	—
Granted	17.66	37,991
Forfeited	17.66	(795)
Unvested and outstanding at December 31, 2018	$17.66	37,196
Granted	1.44	71,570
Vested	9.33	(20,302)	$25
Forfeited	17.66	(12,685)
Unvested and outstanding at December 31, 2019	$4.57	75,779

Companywide stock award

In the past, we have made grants of 100 shares to each new employee subsequent to being employed for a certain period of time which resulted in a total of 1,100, 600 and 20,100 shares being granted in 2019, 2018 and 2017, respectively. There were no vesting requirements for these awards and thus compensation was recognized in full on the award date based on the closing price of our common stock on that date. The compensation cost is included in the table below.

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

		Successor		Predecessor
			Period from	Period from
			March 22, 2017	January 1, 2017
	For the Year Ended December 31,		through	through
	2019	2018	December 31, 2017	March 21, 2017
Stock-based compensation expense	$2,303	$13,444	$12,606	$194
Less: stock-based compensation cost capitalized	(722)	(2,543)	(2,773)	(39)
Total stock-based compensation expense, net	$1,581	$10,901	$9,833	$155
Payments for stock-based compensation	$1,198	$4,936	$—	$—
Recognized tax expense associated with stock-based compensation	$—	$22	$—	$—

Our payments for stock-based compensation are predominantly for tax withholding during vesting events although we also make an immaterial amount of payments for our cash settled RSUs. Payments for RSAs and the associated number of shares repurchased are reflected as treasury stock transactions in our consolidated statements of equity. As of December 31, 2019, and 2018, accrued payroll and benefits payable included $52 and $17, respectively, for stock-based compensation costs expected to be settled within the next twelve months. Unrecognized stock-based compensation cost of approximately $3,386 as of December 31, 2019 is expected to be recognized over a weighted-average period of 1.4 years. This amount does not include market-condition RSAs and RSUs scheduled to vest in 2020 and 2021 since requisite service for those shares had not commenced as of December 31, 2019. We expect to repurchase or settle in cash approximately 476,000 shares/units in 2020. Based on the market price of $1.76 per share, the aggregate intrinsic value of unvested RSAs and RSUs outstanding was $5,743 as of December 31, 2019.

Valuation of Awards

Compensation cost is generally recognized and measured according to the grant date fair value of the awards. For awards with service and performance conditions, the fair value is based on the market price of our Class A common stock on the grant date. For awards with a market condition, expense is based on a grant date fair value that incorporates the probability of vesting and the potential value of the award at vesting. We utilize Monte Carlo simulations to estimate the fair value our market based awards. The fair value and associated assumptions, which are considered to be Level 3 inputs within the fair value hierarchy, for our market condition RSAs and RSUs granted in 2019 are follows:

Valuation assumptions of market awards	Low	High
Risk free rate	1.75%	2.52%
Volatility (1)	64.1%	90.0%
Fair value per share/unit	$0.94	$8.59
_____________________________
(1) Based on daily log returns over a lookback period commensurate with the remaining term until vesting.

Note 14: Stockholders’ equity

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

Summary of changes in common stock

The following is a summary of the changes in our common shares outstanding:

	Common Stock
	Class A	Class B	Class C	Class E	Class F	Class G	Total
Shares outstanding at January 1, 2017 - Predecessor	333,686	344,859	209,882	504,276	1	2	1,392,706
Restricted stock forfeited	(1,454)	—	—	—	—	—	(1,454)
Restricted stock canceled	(8,964)	—	—	—	—	—	(8,964)
Shares outstanding at March 21, 2017 - Predecessor	323,268	344,859	209,882	504,276	1	2	1,382,288
Cancellation of Predecessor equity	(323,268)	(344,859)	(209,882)	(504,276)	(1)	(2)	(1,382,288)
Shares outstanding at March 21, 2017 - Predecessor	—	—	—	—	—	—	—

Issuance of Successor common stock - rights offering	4,197,210	—	—	—	—	—	4,197,210
Issuance of Successor common stock - backstop premium	367,030	—	—	—	—	—	367,030
Issuance of Successor common stock - settlement of claims	32,546,390	7,871,512	—	—	—	—	40,417,902
Shares outstanding at March 21, 2017 - Successor	37,110,630	7,871,512	—	—	—	—	44,982,142
Stock-based compensation	1,853,236	—	—	—	—	—	1,853,236
Restricted stock canceled	(7,616)	—	—	—	—	—	(7,616)
Shares outstanding at December 31, 2017 - Successor	38,956,250	7,871,512	—	—	—	—	46,827,762
Issuance of restricted stock	55,600	—	—	—	—	—	55,600
Conversion of Class B shares	7,871,512	(7,871,512)	—	—	—	—	—
Repurchase of common stock	(261,103)	—	—	—	—	—	(261,103)
Restricted stock forfeited	(231,746)	—	—	—	—	—	(231,746)
Shares outstanding at December 31, 2018 - Successor	46,390,513	—	—	—	—	—	46,390,513
Stock-based compensation	2,002,173	—	—	—	—	—	2,002,173
Restricted stock forfeited	(316,821)	—	—	—	—	—	(316,821)
Repurchase of common stock	(209,852)	—	—	—	—	—	(209,852)
Issuance of common stock - litigation settlement	76,217	—	—	—	—	—	76,217
Shares outstanding at December 31, 2019 - Successor	47,942,230	—	—	—	—	—	47,942,230

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 15: Retirement benefits

We provide a 401(k) retirement plan for all employees and matched 100% of employee contributions up to 7% of each employee’s gross wages during 2019, 2018 and 2017. At December 31, 2019, 2018, and 2017, there were 122, 173, and 210 employees, respectively, participating in the plan. Our contribution expense was as follows:

		Successor		Predecessor
			Period from	Period from
			March 22, 2017	January 1, 2017
	For the Year Ended December 31,		through	through
	2019	2018	December 31, 2017	March 21, 2017
401(k) contribution expense	$1,509	$1,543	$1,267	$396

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

The following table displays the revenue disaggregated and reconciles the disaggregated revenue to the revenue reported:

	For the Year Ended December 31,
	2019	2018
Revenues:
Oil	$173,555	$171,749
Natural gas	40,543	41,506
Natural gas liquids	42,101	45,590
Gross commodity sales	256,199	258,845
Transportation and processing	(23,049)	(16,276)
Net commodity sales	$233,150	$242,569

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

Pricing and measurement

All of our contracts use market or index-based pricing resulting in the entire transaction price being variable. Since our sales transactions meet the variable allocation criteria in the standard, all consideration is allocated entirely to performance obligations satisfied by distinct commodity units delivered. We record revenue in the month production is delivered to the purchaser. However, settlement statements for our commodity sales are received one to three months after the date production is delivered, and as a result, we are required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts for product sales in the month that payment is received from the purchaser. Historically, differences between our revenue estimates and actual revenue received have not been significant. We receive payment for a majority of our sales receivables in the month following delivery and substantially all within three months following delivery. For the year ended December 31, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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

Contract assets and liabilities

We recognize a receivable for the unconditional right to receive consideration when the commodity is transferred to the customer, at which point the performance obligation is satisfied. All our contract assets are in the form of receivables which are presented as “Accrued commodity sales” in our tabular disclosure of accounts receivable in “Note 1: Nature of operations and summary of significant accounting policies.” Since we are not entitled to advance payments from our customers prior to the transfer of our commodities nor do we receive such payments, we do not have contract liabilities.

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

Note 17: Leases

In February 2016, the FASB established ASC 842, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASC 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Targeted Improvements and ASU No 2019-01, Codification Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases except those with a term of 12 months or less. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. We adopted the new standard on its effective date of January 1, 2019, which is also our date of initial application. Consequently, we have not updated financial information nor provided disclosures required under the new standard for dates and periods before January 1, 2019. Our disclosures for dates and periods before January 1, 2019, are provided in accordance with the requirements of ASC Topic 840, Leases (“ASC 840”).

We have elected the package of transition practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. Additionally, we have elected not to apply the recognition requirements of ASC Topic 842 to leases with durations of 12 months or less. Upon adoption of ASC 842, we carried over our existing capital lease obligations (now “financing leases” under ASC 842) and capital lease asset (now “right of use asset” under ASC 842) at their previous carrying value. In recognizing right of use assets and corresponding lease liabilities, the Company considers whether the lease agreements contain options to renew or purchase, and the likelihood that those options will be exercised.

Financing leases

We previously had lease financing agreements which were entered into during 2013 with U.S. Bank for $24,500 through the sale and subsequent leaseback of existing CO2 compressors owned by us. The lease financing obligations were for terms of 84 months and included the option to purchase the equipment for a specified price at 72 months as well as an option to purchase the equipment at the end of the lease term for its then-current fair market value. There were no residual value guarantees and nonlease components under these leases. At the inception of the lease, our measurement of the lease liability assumed that the mid-term purchase option would be exercised. Since the lease contract had not been modified and there were no triggering events subsequent to our adoption of ASC 842, we did not perform any reassessment of the lease prior to its termination discussed below. Lease payments related to the equipment were recognized as principal and interest expense based on a weighted average implicit interest rate of 3.8%. Minimum lease payments were approximately $3,181 annually. In conjunction with the sale of our EOR assets in November 2017, these compressors were subleased to the buyer of those assets while we remained the primary obligor in relation to U.S. Bank. In September 2019, U.S. Bank entered into agreements with the Sublessee that resulted in the discharge of the remaining obligations with respect to these compressor leases in the amount of $9,832.

During 2019, we entered into lease financing agreements for our fleet trucks and office copiers for $1,911. The fleet truck financing obligations are for 48-month terms with the option for us to purchase the vehicle at any time during the lease term by paying the lessor’s remaining unamortized cost in the vehicle. At the end of the lease term, the lessor’s remaining unamortized cost in the vehicle will be a de minimis amount and hence ownership of the vehicle can be transferred to us at minimal cost. There are no residual value guarantees or nonlease components under these leases. We also entered into a lease financing arrangement for a limited number of office copiers in 2019.

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

During the fourth quarter of 2018, we entered into 15-month leasing arrangements for two drilling rigs. These agreements specify a minimum daily rate on the rigs that we utilize to measure the lease liability upon adoption of ASC 842. The actual daily rate may vary from the minimum rate depending on whether the rig is being mobilized, demobilized, engaged in drilling or on standby. The daily rate includes a non-lease labor component that we have elected not to separate from the lease component for this asset class. Our fixed commitment under those lease agreements terminated on December 31, 2019. Each of the two drilling rigs operating on our behalf during the first quarter of 2020 are contracted on a well-by-well basis.

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

Subleases

As discussed above, we previously had subleases consisting of CO2 compressors that were utilized in our former EOR operations and leased as both financing and operating leases from U.S. Bank but subsequently subleased to the purchaser of our EOR assets (the “Sublessee”). Minimum payments under the subleases were equal to the original leases and as such we did not record any losses upon initiation of the subleases. All the subleases were classified as operating leases from a lessor’s standpoint. All payments received from the Sublessee were reflected as “Sublease revenue” on our statement of operations. Minimum payments made to U.S. Bank on the original operating leases were reflected as “Other” expense on our statement of operations. With respect to the financing leases, upon executing the subleases, we reclassified the amount associated with these leases from the full cost amortization base to “Property and equipment, net” on our balance sheet, amortized the asset on a straight line basis prospectively while continuing to incur interest expense. In September 2019, U.S. Bank entered into agreements with the Sublessee that resulted in the discharge of all our obligations with respect to the originating leases and to the subleases.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Lease assets and liabilities

Our operating and financing lease assets and liabilities are recorded on our balance sheet as of December 31, 2019 as follows:

	As of December 31, 2019
	Operating leases	Financing leases
Right of use asset:
Right of use assets from operating leases (1)	$2,444	$—
Plant, property and equipment, net (2)	—	1,659
Total lease assets	$2,444	$1,659
Lease liability:
Account payable and accrued liabilities	$1,259	$—
Long-term debt and financing leases, classified as current	—	432
Long-term debt and financing leases, less current maturities	—	1,221
Noncurrent operating lease obligations	917	—
Total lease liabilities	$2,176	$1,653
________________________________
(1) Consisted of a lease of office space.
(2) Consisted of leased fleet vehicles and office equipment.

Our income, expenses and cash flows related to our leases is as follows for the year ended December 31, 2019:

Year ended
December 31, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$2,073
Interest on lease liabilities	344
Operating lease cost	1,342
Short-term lease cost	780
Variable lease cost	253
Sublease income	(3,195)
Total lease cost	$1,597

Capitalized operating lease cost (1)	$13,523

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases	$(344)
Operating cash flows for operating leases	(1,610)
Investing cash flows for operating leases	(9,448)
Financing cash flows for finance leases	(2,102)
Right-of-use assets obtained in exchange for new finance lease liabilities	1,911
________________________________

(1)	The operating lease cost are related to drilling rigs and are capitalized as part of oil and natural gas properties on our balance sheets.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

As of
December 31, 2019
Weighted-average remaining lease term - finance leases	3.6 years
Weighted-average remaining lease term - operating leases	1.7 years
Weighted-average discount rate - finance leases	6.67%
Weighted-average discount rate - operating leases	8.72%

Our rent expense for the years ended December 31, 2019, 2018 and 2017 was $5,542, $3,684 and $4,971, respectively.

Discount rate

Whenever possible, we utilize the implied rate in our lease agreements to measure our lease liabilities. In the absence of a readily available implied rate, we utilize our incremental borrowing rate. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The lease liabilities we recorded on our balance sheet on the effective date of ASC 842 were measured utilizing an incremental borrowing rate derived from the yield and/or credit rating on our unsecured Senior Notes and adjusted to a collateralized basis utilizing a recovery rate model that uses observed recovery rates on defaulted debt instruments.

Lease maturities

Our lease payments for each of the next five years and thereafter are as follows:

	As of December 31, 2019		As of December 31, 2018 (1)
	Operating leases	Financing leases	Operating leases	Financing leases
2019	$1,389	$530	$13,890	$12,332
2020	941	530	1,330	—
2021	—	531	1,297	—
2022	—	226	278	—
2023	—	55	205	—
Thereafter	—	—	—	—
Total minimum lease payments	2,330	1,872	17,000	12,332
Less: imputed interest	154	219	*	*
Total lease liability	2,176	1,653	*	*
Less: current maturities of lease obligations	1,259	432	*	*
Noncurrent lease obligations	$917	$1,221	*	*
________________________________

(1)	Represents undiscounted firm commitments as of December 31, 2018
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

Note 18: Commitments and contingencies

Letters of Credit. Standby letters of credit (“Letters”) available under our Credit Agreement are used in lieu of surety bonds with various organizations for liabilities relating to the operation of oil and natural gas properties. Our outstanding Letters, as of December 31, 2019 and 2018, totaled $0 and $869, respectively. Interest on each Letter accrues at the lender’s prime rate for all amounts paid by the lenders under the Letters. No amounts were paid by the lenders under the Letters; therefore, we paid no interest on the Letters during the years ended December 31, 2019, 2018, or 2017.

Leases. Our leases currently consist of an operating lease for the office space housing our headquarters and financing leases for fleet vehicles and office equipment. Please see “Note 17: Leases” for a detailed discussion of these contracts.

Litigation and Claims

Chapter 11 Proceedings. Commencement of the Chapter 11 Cases in 2016 automatically stayed many of the proceedings and actions against us noted below as well as other claims and actions that were or could have been brought prior to the Petition Date, and the claims remain subject to Bankruptcy Court jurisdiction. With respect to the proofs of claim asserted in the Chapter 11 Cases arising from the proceedings or actions below that were initiated prior to the Petition Date, we are unable to estimate the amount of such claims that will be allowed by the Bankruptcy Court due to, among other things, the complexity and number of legal and factual issues which are necessary to determine the amount of such claims and uncertainties related to the nature of defenses asserted in connection with the claims, the potential size of the putative classes, and the types of the properties and scope of agreements related to such claims. As a result, no reserves were established in respect of such proofs of claims or any of the proceedings or actions described below. To the extent that any of the legal proceedings were filed that relate to one or more claims accruing prior to the Petition Date and that result in a claim being allowed against us, pursuant to the terms of the Reorganization Plan, such claims will be satisfied through the issuance of new stock in the Company or, if the amount of such claim is below the convenience class threshold, through cash settlement. If the Bankruptcy Court were to allow the remaining unresolved proofs of claims from any of these cases in the full amount asserted therein, the Company, pursuant to the Plan of Reorganization, would be required to issue additional shares to the holders of such allowed proofs of claim that are in excess of a convenience class threshold, which could result in dilution to existing stockholders.

Naylor Farms, Inc., individually and as class representative on behalf of all similarly situated persons v. Chaparral Energy, L.L.C (the “Naylor Farms case”). On June 7, 2011, an alleged class action was filed against us in the United States District Court for the Western District of Oklahoma (“Naylor Trial Court”) alleging that we improperly deducted post-production costs from royalties paid to plaintiffs and other non-governmental Royalty Interest owners from crude oil and natural gas wells we operate in Oklahoma. The plaintiffs have alleged a number of claims, including breach of contract, fraud, breach of fiduciary duty, unjust enrichment, and other claims and seek termination of leases, recovery of compensatory damages, interest, punitive damages and attorney fees on behalf of the alleged class. Plaintiffs indicated they seek damages in excess of $5,000, the majority of which consist of interest and may increase with the passage of time. We responded to the Naylor Farms petition, denied the allegations and raised arguments and defenses. Plaintiffs filed a motion for class certification in October 2015. In addition, the plaintiffs filed a motion for summary judgment asking the Naylor Trial Court to determine as a matter of law that natural gas is not marketable until it is in the condition and location to enter an interstate pipeline. On May 20, 2016, we filed a Notice of Suggestion of Bankruptcy with the Naylor Trial Court. Subsequently the bankruptcy stay was lifted for the limited purpose of determining the class certification issue.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

On January 17, 2017, the Naylor Trial Court certified a modified class of plaintiffs with oil and gas leases containing specific language. The modified class constitutes less than 60% of the leases the plaintiffs originally sought to certify. After additional briefing on the subject, on April 18, 2017, the Naylor Trial Court issued an order certifying the class to include only claims relating back to June 1, 2006. On May 3, 2019, our appeal of that class certification was denied by the Tenth Circuit Court of Appeals.

In addition to filing claims on behalf of the named and putative plaintiffs, on August 15, 2016, plaintiffs’ attorneys filed a proof of claim on behalf of the putative class claiming damages in excess of $150,000 in our Chapter 11 Cases. The Company objected to treatment of the claim on a class basis, asserting the claim should be addressed on an individual basis. On April 20, 2017, plaintiffs filed an amended proof of claim reducing the claim to an amount in excess of $90,000 inclusive of actual and punitive damages, statutory interest and attorney fees. On May 24, 2017, the Bankruptcy Court denied the Company’s objection, ruling the plaintiffs may file a claim on behalf of the class. This order did not establish liability or otherwise address the merits of the plaintiffs’ claims, to which we will also object. The Bankruptcy Court order was affirmed by the United States District Court for the District of Delaware on September 24, 2019. On October 24, 2019, the Company filed its notice of appeal to the United States Court of Appeals for the Third Circuit.

We continue to dispute the plaintiffs’ allegations and are objecting to the claims both individually and on a class-wide basis.

W.H. Davis Family Limited Partnership Claims in the Company’s Chapter 11 Bankruptcy Cases (the “W.H. Davis case”). The W. H. Davis Family Limited Partnership and affiliates (collectively, “Davis”) filed Proofs of Claim in the Company’s Chapter 11 Cases. Davis claimed that Chaparral owed Davis $17,262 as the result of Chaparral’s alleged diversion of CO2 from the Camrick Unit and the North Perryton Unit to the Farnsworth Unit. All these units were divested by the Company as part of its EOR asset sale in November 2017. While the Company denies all claims asserted by Davis, the Company determined it was prudent to explore settlement of the claims. Accordingly, the Company and Davis agreed at mediation to settle Davis’ claims for an allowed claim of $2,650 in Class 6 under the Reorganization Plan, which agreement was memorialized in a settlement term sheet executed by both parties on the day of the mediation, a settlement agreement executed by both parties thereafter, and a settlement stipulation executed by both parties that was filed with the Bankruptcy Court. Davis is now contesting the enforcement of the settlement under its terms, which resulted in the issuance of 84,347 shares of Class A common stock to Davis, claiming that he was mistaken in his understanding of the terms of the Reorganization Plan as relate to Class 6 claims. The Company is vigorously pursuing the enforcement of the settlement in the Bankruptcy Court.

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

Note 19: Oil and natural gas activities (unaudited)

Our oil and natural gas activities are conducted entirely in the United States. Costs incurred in oil and natural gas producing activities are as follows:

	Successor			Predecessor
			Period from	Period from
			March 22, 2017	January 1, 2017
	For the Year Ended December 31,		through	through
	2019	2018	December 31, 2017	March 21, 2017
Property acquisition costs
Proved properties	$179	$1,699	$179	$527
Unproved properties	22,928	120,610	33,901	2,904
Total acquisition costs	23,107	122,309	34,080	3,431
Development costs	238,664	199,833	140,180	32,657
Exploration costs	8,055	18,876	916	1,241
Total	$269,826	$341,018	$175,176	$37,329

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Depreciation, depletion, and amortization expense of oil and natural gas properties was as follows:

	Successor			Predecessor
			Period from	Period from
			March 22, 2017	January 1, 2017
	For the Year Ended December 31,		through	through
	2019	2018	December 31, 2017	March 21, 2017
DD&A (1)	$103,732	$79,070	$84,899	$23,442
DD&A per BOE:	$10.81	$10.56	$12.86	$13.05
________________________________

(1)	Includes accretion of asset retirement obligations.

Oil and natural gas properties not subject to amortization consists of unevaluated leasehold acquisition costs, capitalized interest related to the leasehold costs and wells or facilities for which reserve volumes are not classified as proved until completed. The costs of unevaluated oil and natural gas properties, by year incurred, consisted of the following:

	Year Cost Incurred			Total as of
	2019	2018	2017	December 31, 2019
Leasehold acreage (1)	$5,223	$70,017	$258,843	$334,083
Capitalized interest (2)	7,091	9,694	—	16,785
Wells in progress of completion	20,361	—	—	20,361
Total unevaluated oil and natural gas properties excluded from amortization	$32,675	$79,711	$258,843	$371,229
________________________________

(1)
In the past, the costs associated with unevaluated properties typically related to historical acquisition costs of leasehold acreage. However, the total balance as December 31, 2019 includes an increase in carrying value to fair value of $235,723 as a result of the application of fresh start accounting upon emergence from bankruptcy. See “Note 4: Fresh start accounting.”

(2)
As of December 31, 2019, this amount reflects the cumulative interest capitalized on the historical acquisition cost of leasehold acreage subsequent to our establishing opening balances under fresh start accounting. Interest is not capitalized on amounts related to the fair value gross up discussed above.

The carrying value of wells in progress of completion will be transferred to the amortization base upon completion in 2020. With respect to leasehold acreage, the carrying value of undeveloped leasehold acreage will be evaluated and transferred to the amortization base within the next two to five years. Leasehold acreage also includes value assigned to held-by-production leasehold upon adoption of fresh start accounting; the carrying value of such leasehold will be transferred to the amortization base as those locations are evaluated.

Note 20: Disclosures about oil and natural gas activities (unaudited)

The estimate of proved reserves and related valuations at the end of each period presented were based upon the reports of Cawley, Gillespie & Associates, Inc., an independent petroleum and geological engineering firm, and our engineering staff. Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” crude oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time.

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Our oil and natural gas reserves are attributable solely to properties within the United States. A summary of the changes in our quantities of proved oil and natural gas reserves for the three years ended December 31, 2019 are as follows:

	Oil (MBbls)	Natural gas (MMcf)	Natural gas liquids (MBbls)	Total (MBoe)
Proved developed and undeveloped reserves
As of January 1, 2017	96,621	135,449	12,105	131,301
Sales of minerals in place	(74,918)	(1,663)	(46)	(75,241)
Extensions and discoveries	8,957	39,843	5,442	21,040
Revisions (1)	3,515	11,135	2,216	7,586
Production	(4,571)	(14,598)	(1,395)	(8,399)
Balance at December 31, 2017	29,604	170,166	18,322	76,287
Sales of minerals in place	(2,422)	(14,184)	(1,374)	(6,160)
Extensions and discoveries	6,545	69,189	9,329	27,406
Revisions (1)	1,254	12,596	1,411	4,764
Production	(2,684)	(17,549)	(1,881)	(7,490)
Balance at December 31, 2018	32,297	220,218	25,807	94,807
Sales of minerals in place	—	—	—	—
Extensions and discoveries	4,766	48,967	8,343	21,271
Revisions (1)	(6,703)	(26,340)	1,166	(9,927)
Production	(3,111)	(22,095)	(2,799)	(9,593)
Balance at December 31, 2019	27,249	220,750	32,517	96,558
Proved developed reserves:
January 1, 2017	28,590	108,800	9,352	56,076
December 31, 2017	18,301	123,451	11,858	50,734
December 31, 2018	18,051	135,425	14,846	55,468
December 31, 2019	18,447	152,187	20,949	64,761
Proved undeveloped reserves:
January 1, 2017	68,031	26,649	2,753	75,225
December 31, 2017	11,303	46,715	6,464	25,553
December 31, 2018	14,246	84,793	10,961	39,339
December 31, 2019	8,802	68,563	11,568	31,797

(1)	The revisions in 2019 and 2018 were primarily due to changes in pricing during the respective periods. The upward revision in 2017 was primarily due to changes in pricing and costs.

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

Future cash inflows used in the standardized measure calculation were estimated by applying a twelve-month average price for oil, gas and natural gas liquids, adjusted for location and quality differences, to the estimated future production of year-end proved

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

reserves. Future cash inflows do not reflect the impact of future production that is subject to open derivative positions (see “Note 9: Derivative instruments”). Future cash inflows were reduced by estimated future development, abandonment and production costs based on year-end costs in order to arrive at net cash flows before tax. Future income tax expense has been computed by applying year-end statutory tax rates to aggregate future pre-tax net cash flows reduced by the tax basis of the properties involved and tax carryforwards. GAAP requires the use of a 10% discount rate and prices and costs excluding escalations based upon future conditions.

In general, management does not rely on the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable and possible as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	December 31,
	2019	2018	2017
Future cash flows	$2,424,620	$3,255,771	$2,331,940
Future production costs	(1,040,314)	(1,187,071)	(899,380)
Future development and abandonment costs	(304,229)	(450,220)	(336,828)
Future income tax provisions	—	—	—
Net future cash flows	1,080,077	1,618,480	1,095,732
Less effect of 10% discount factor	(565,874)	(932,114)	(597,859)
Standardized measure of discounted future net cash flows	$514,203	$686,366	$497,873

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	For the year ended December 31,
	2019	2018	2017
Beginning of year	$686,366	$497,873	$528,781
Sale of oil and natural gas produced, net of production costs	(170,255)	(175,199)	(175,246)
Net changes in prices and production costs	(332,546)	95,430	125,795
Extensions and discoveries	114,199	192,105	136,887
Improved recoveries	—	—	—
Changes in future development costs	116,677	(2,424)	(4,879)
Development costs incurred during the period that reduced future development costs	38,270	6,277	37,912
Revisions of previous quantity estimates (1)	(8,152)	79,192	68,428
Purchases and sales of reserves in place, net	—	(45,222)	(238,445)
Accretion of discount	58,668	36,386	24,267
Net change in income taxes	—	—	—
Changes in production rates and other	10,976	1,948	(5,627)
End of year	$514,203	$686,366	$497,873

(1)	Amounts in 2019 and 2018 are primarily the result of changes in pricing. Amounts in 2017 are primarily the result of increased volumes due to changes in pricing and costs.

The following prices for oil, natural gas, and natural gas liquids before field differentials were used in determining future net revenues related to the standardized measure calculation.

	2019	2018	2017
Oil (per Bbl)	$55.69	$65.56	$51.34
Natural gas (per Mcf)	$2.58	$3.10	$2.98
Natural gas liquids (per Bbl)	$16.21	$25.56	$24.17

Chaparral Energy, Inc. and subsidiaries
Notes to consolidated financial statements
(dollars in thousands, unless otherwise noted)

Note 21: Supplemental quarterly financial information (unaudited)

The following tables present a summary of our unaudited interim results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Total revenues	$49,817	$67,905	$52,637	$65,986
Operating loss	$(47,510)	$(57,268)	$(146,445)	$(158,128)
Net loss	$(103,540)	$(45,229)	$(130,935)	$(189,244)
Earnings per share:
Basic for Class A and Class B	(2.28)	$(0.99)	$(2.86)	$(4.14)
Diluted for Class A and Class B	(2.28)	$(0.99)	$(2.86)	$(4.14)
____________________________________________________________

(1)	Includes loss on impairment of oil and natural gas properties of $49,722, $63,593, $147,686 and $169,694 for the first, second, third and fourth quarter of 2019, respectively.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Total revenues	$59,087	$59,625	$66,718	$61,932
Operating income (loss) (1)	$8,426	$12,024	$18,312	$(8,585)
Net (loss) income	$(11,442)	$(21,993)	$(12,068)	$78,945
Earnings per share:
Basic for Class A and Class B (2)	(0.25)	$(0.49)	$(0.27)	$1.74
Diluted for Class A and Class B (2)	(0.25)	$(0.49)	$(0.27)	$1.73
____________________________________________________________

(1)	Includes loss on impairment of oil and natural gas properties of $20,065 for the fourth quarter.

(2)	On December 19, 2018, all outstanding shares of Class B common stock converted into the same number of shares of Class A common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at December 31, 2019, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the 2013 Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Chaparral Energy, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Chaparral Energy, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 11, 2020 expressed an unqualified opinion on those financial statements.

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
March 11, 2020

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report to be filed no later than April 29, 2020 and is incorporated by reference in this report.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report to be filed no later than April 29, 2020 and is incorporated by reference in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report to be filed no later than April 29, 2020 and is incorporated by reference in this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report to be filed no later than April 29, 2020 and is incorporated by reference in this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item will be included in an amendment to this report to be filed no later than April 29, 2020 and is incorporated by reference in this report.

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

2.4*
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

3.3*
Second Amended and Restated Bylaws of Chaparral Energy, Inc., dated as of December 20, 2019 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 27, 2019).

4.1*
Indenture dated June 29, 2018, among the Company, the Guarantors party thereto, and UMB Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 2, 2018).

4.2*	Form of 8.750% Senior Note due 2023 (Incorporated by reference to Exhibit A of Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 2, 2018).

4.3*
Registration Rights Agreement, dated as of March 21, 2017, by and among Chaparral Energy, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 27, 2017).

4.4	Description of the Common Stock, par value $0.01 per share, of Chaparral Energy, Inc.

10.1*†
Form of Indemnification Agreement between Chaparral Energy, Inc. and the directors and officers of Chaparral Energy, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Amendment to Form 10-K on Form 10-K/A filed on April 29, 2019).

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

10.4*†
Separation and Release Agreement, dated as of December 20, 2019, by and among Chaparral Energy, Inc., Chaparral Energy, L.L.C. and K. Earl Reynolds (Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on December 27, 2019).

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

10.7*†
Employment Agreement, dated as of December 20, 2019, by and among Chaparral Energy, Inc., Chaparral Energy, L.L.C. and Charles Duginski (Incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on December 27, 2019).

10.8*†
Restricted Stock Award Agreement by and between Chaparral Energy, Inc., and Charles Duginski, together with related Restricted Stock Award Notice (3-Year Time-Based Vesting) (Incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K filed on December 27, 2019).

10.9*†
Restricted Stock Award Agreement by and between Chaparral Energy, Inc., and Charles Duginski, together with related Restricted Stock Award Notice (3-Year Performance-Based Vesting) (Incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed on December 27, 2019).

10.10*†
Cash Incentive Award Agreement, dated as of December 20, 2019, by and between Chaparral Energy, Inc., and Charles Duginski, together with related Cash Incentive Award Notice (3-Year Time-Based Vesting) (Incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K filed on December 27, 2019).

10.11*†
Cash Incentive Award Agreement, dated as of December 20, 2019, by and between Chaparral Energy, Inc., and Charles Duginski, together with related Cash Incentive Award Notice (3-Year Performance-Based Vesting) (Incorporated by reference to Exhibit 99.8 of the Company’s Current Report on Form 8-K filed on December 27, 2019).

10.12*†
Employment Agreement, dated as of April 22, 2019, by and between the Company and Scott Pittman. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed on April 23, 2019).

10.13*†
Amended and Restated Employment Agreement, dated as of March 21, 2017, by and between the Company and James M. Miller (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2017).

10.14*
Tenth Restated Credit Agreement, dated as of December 21, 2017, among Chaparral Energy, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 27, 2017).

10.15*
First Amendment to Tenth Restated Credit Amendment, effective as of May 9, 2018, by and among Chaparral Energy, Inc., a Delaware corporation, each Guarantor party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018).

10.16*
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

10.17*
Third Amendment to Tenth Restated Credit Amendment, dated as of May 2, 2019 and effective as of March 31, 2019, by and among Chaparral Energy, Inc., a Delaware corporation, each Guarantor party hereto, Royal Bank of Canada, as Administrative Agent, and each of the Lenders party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019).

10.18*
Fourth Amendment to Tenth Restated Credit Amendment, dated as of September 27, 2019, by and among Chaparral Energy, Inc., a Delaware corporation, each Guarantor party hereto, Royal Bank of Canada, as Administrative Agent, and each of the Lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 2, 2019).

10.19*
Letter Agreement, effective as of July 27, 2018, by and among Chaparral Energy, Inc., each Guarantor party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2018).

10.20*†	Chaparral Energy, Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 15, 2017).

10.21*†
Form of Time Vesting Restricted Stock Award Agreement under the Chaparral Energy, Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 15, 2017).

10.22*†
Form of Time Performance Vesting Restricted Stock Award Agreement under the Chaparral Energy, Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 15, 2017).

10.23*†	Chaparral Energy, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 2, 2019).

10.24*†
Form of LTIP One Year Time Vesting Restricted Stock Unit Award Agreement under the Chaparral Energy, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed on August 13, 2019).

10.25*†
Form of LTIP Three Year Time Vesting Restricted Stock Unit Award Agreement under the Chaparral Energy, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed on August 13, 2019).

10.26*†
Form of LTIP Three Year Time Performance Vesting Restricted Stock Unit Award Agreement under the Chaparral Energy, Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 filed on August 13, 2019).

10.27*
Amended and Restated Support Agreement, dated as of December 20, 2019, by and among Strategic Value Partners, LLC, certain investment funds directly and indirectly managed by Strategic Value Partners, LLC, and Chaparral Energy, Inc. (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on December 27, 2019).

10.28*
Amended and Restated Support Agreement, dated as of December 20, 2019, by and among Contrarian Capital Management, L.L.C., certain private investment funds directly and indirectly managed by Contrarian, Capital Management, L.L.C. and Chaparral Energy, Inc. (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on December 27, 2019).

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

CHAPARRAL ENERGY, INC.

By:	/s/ Charles Duginski
Name:	Charles Duginski
Title:	Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2020

POWER OF ATTORNEY
Each person whose signature appears below appoints Charles Duginski, Scott Pittman and Justin Byrne, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K under the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or would do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marcus Rowland	Chairman of the Board	March 12, 2020
Marcus Rowland

/s/ Charles Duginski	Chief Executive Officer and Director	March 12, 2020
Charles Duginski	(Principal Executive Officer)

/s/ Scott Pittman	Chief Financial Officer and Executive Vice President	March 12, 2020
Scott Pittman	(Principal Financial and Principal Accounting Officer)

/s/ Douglas E. Brooks	Director	March 12, 2020
Douglas E. Brooks

/s/ Michael Kuharski	Director	March 12, 2020
Michael Kuharski

/s/ Samuel Langford	Director	March 12, 2020
Samuel Langford

/s/ Kenneth W. Moore	Director	March 12, 2020
Kenneth W. Moore

/s/ Gysle Shellum	Director	March 12, 2020
Gysle Shellum

/s/ Mark McFarland	Director	March 12, 2020
Mark McFarland