Form 10-K/A
period 2019-12-31
Chaparral Energy, Inc.
filed 2020-04-28
CIK 1346980

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares outstanding of each of the registrant’s classes of common stock as of April 28, 2020: 47,789,426 shares of Class A Common Stock, par value $0.01 per share.

Documents incorporated by reference:

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2020 (the “Original Report”) by Chaparral Energy, Inc. (the “Company,” “we,” “our” or “us”). We are filing this Form 10-K/A to present the information required by Part III of the Form 10-K as we will not file a definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019. Terms previously defined in the Original Report have the same meanings in this Form 10-K/A.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this 10-K/A as Exhibits 31.1 and 31.2, respectively. Because no financial statements have been included in this 10-K/A and this 10-K/A does not contain or amend any disclosure with respect to Item 307 or 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, no other changes have been made to the Original Report. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after March 12, 2020, the date of the Original Report, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

CHAPARRAL ENERGY, INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

December  31, 2019

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Nominees for Election as Directors

Presented below is a description of certain biographical information, occupations and business experience for the past five years of each director of the Company.

Name	Age	Position
Charles Duginski	48	Chief Executive Officer, President and Director
Marcus C. Rowland	67	Director and Chairman of the Board
Douglas E. Brooks	61	Director
Michael J. Kuharski	36	Director
Samuel E. Langford	62	Director
Mark “Mac” A. McFarland	50	Director
Kenneth W. Moore	50	Director
Gysle R. Shellum	68	Director

Charles Duginski Chief Executive Officer and President, Director	Director Since: 2019 Age: 48

Biographical Information:

Charles Duginski joined Chaparral in 2019 as the Chief Executive Officer, President and Director. Prior to joining Chaparral, he served as Senior Vice President and Chief Operating Officer of Tapstone Energy, LLC (“Tapstone”) from February 2017 to December 2019, and was appointed to the Board of Directors of Tapstone in January 2019. Prior to joining Tapstone, he served as Chief Operating Officer of Echo Energy from July 2016 until February 2017. From October 2013 to June 2016, Mr. Duginski served as Vice President – Southern Region Production of Continental Resources, Inc., where he had operational and technical leadership responsibilities for the Anadarko Basin. From November 2004 until October 2013, Mr. Duginski held various positions at Chesapeake Energy Corporation, including District Manager – Haynesville, then Vice President – Haynesville/Barnett Business Unit. He began his career in technical roles at Mobil Oil and ExxonMobil.

Mr. Duginski holds a Bachelor of Science degree in Mechanical Engineering from the University of Oklahoma.

Qualifications:

The Board believes Mr. Duginski’s extensive experience as an executive in the energy industry brings important oil and gas industry experience and operational and executive acumen to the Board.

Marcus C. Rowland Director and Chairman of the Board	Director Since: 2019 Age: 67

Biographical Information:

Marcus C. Rowland joined Chaparral’s Board in April 2019. Mr. Rowland is the founder and currently senior managing director of IOG Capital, LP where he leads such company’s investment team and has served in the position since 2014; and he has served as the chief executive officer of IOG Resources, LLC since 2017. Previously, Mr. Rowland served as the chief executive officer at FTS International, Inc. (formerly Frac Tech International, LLC) from May 2011 through November 2012, and as the president and chief financial officer of Frac Tech Services, LLC and Frac Tech International, LLC from November 2010 to May 2011. Mr. Rowland served as the chief financial officer or equivalent positions of Chesapeake Energy Corporation from 1993, when the company became publicly traded, until October 2010, leaving in the position of executive vice president and chief financial officer. Prior to that, Mr. Rowland served as chief operating officer of Anglo-Suisse, LP from 1990 to 1992.

Mr. Rowland has served as a director on the boards of a number of public and private companies including as chairman of the board for SilverBow Resources from 2016 to the present and as a director of Mitcham Industries, Inc. from 2015 to the present, Key Energy Services, Inc. from March 2020 to present and Warren Resources, Inc. from 2012 to 2016. He is an alumnus of Wichita State University and serves on the Wichita State University Foundation Investment Committee and National Advisory Council.

Qualifications:

The Board believes Mr. Rowland’s experience advising and investing in the energy industry is a significant contribution to the Board.

Douglas E. Brooks Director	Director Since: 2017 Board Committees: Compensation; Nominating and Governance Age: 61

Biographical Information:

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

Prior board experience includes Energy XXI Gulf Coast, Inc., Yates Petroleum, Aurora Oil & Gas Ltd., and Madalena Energy in Canada. He is currently a private investor and serves as an adviser for Hart Energy’s A&D Watch, a global energy research publication. Mr. Brooks holds a Bachelor of Science degree in business management from the University of Wyoming—Casper and a Master of Business Administration, Finance from Our Lady of the Lake University in Texas.

Qualifications:

The Board believes Mr. Brooks’ extensive experience as an executive in the energy industry brings important experience and perspective to the Board.

Michael J. Kuharski Director	Director Since: 2019 Board Committees: Nominating and Governance Age: 36

Biographical Information:

Michael J. Kuharski joined Chaparral’s Board in 2019. Mr. Kuharski is a Director on the North American Investment Team of Strategic Value Partners, LLC (“SVP”). Prior to joining SVP in September 2017, Mr. Kuharski was an Investment Analyst at Eton Park Capital Management beginning in March 2014, where he worked with the US Fundamental Team focusing on investing across the capital structure in a range of different industries. From August 2012 to March 2014, Mr. Kuharski was an Analyst in Public Equities at York Capital Management. He was with KKR & Co. in the Private Equity Group from 2008 to 2010 and with Merrill Lynch in the Mergers & Acquisitions Group from 2006 to 2008.

He received Bachelor of Arts degrees in both Finance and Economics from the University of St. Thomas and an MBA from Harvard Business School.

Qualifications:

The Board believes Mr. Kuharski’s extensive financial expertise brings important experience and skill to the Board.

Samuel E. Langford Director	Director Since: 2017 Board Committees: Audit; Compensation Committee Age: 62

Biographical Information:

Samuel E. Langford was named to Chaparral’s Board in 2017. Mr. Langford continues to serve as the principal for Langford Upstream Advisory, L.L.C., a position he has held since 2013. Previously, he spent eight years working in positions of growing responsibility at Newfield Exploration, including roles as the company’s vice president of corporate development, general manager for its Mid-Continent Business Unit and senior corporate advisor. Before joining Newfield, Mr. Langford spent time at Cockrell Oil Corporation, British Gas E&P, Tenneco Inc., Tenneco Oil Co. and Exxon USA.

Mr. Langford currently serves as an advisor to Silver Point Capital, L.P. He also is currently a member of the board of directors for Basic Energy Services. He received his Bachelor of Science degree in mechanical engineering from Auburn University.

Qualifications:

The Board believes Mr. Langford brings significant leadership experience and expertise in the energy industry to the Board.

Kenneth W. Moore Director	Director Since: 2017 Board Committees: Audit; Nominating and Governance Age: 50

Biographical Information:

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

Mr. Moore is currently a member of the board of directors for Peabody Energy Corporation and SEAL Legacy Foundation. He has also previously served on several other boards, including those for Enstar Group Limited, Dresser-Rand Group, Inc. and Chart Industries, Inc. Mr. Moore graduated from Tufts University with a Bachelor of Arts degree in English and received his Master of Business Administration from Cornell University.

Qualifications:

The Board believes that Mr. Moore’s executive management experience in the energy industry and his years of public and private company experience bring important insight and skill to the Board.

Mark “Mac” A. McFarland Director	Director Since: 2019 Board Committees: Compensation Age: 50

Biographical Information:

Mark “Mac” A. McFarland was named to Chaparral’s Board in 2019. Mr. McFarland is the executive chairman of the board of directors of GenOn Energy, Inc. (“GenOn”). Mr. McFarland has more than 25 years of experience and has held numerous executive positions with a broad range of responsibilities including operations, finance, commodity risk management and mergers and acquisitions. Prior to GenOn’s reorganization in 2018, Mr. McFarland served as GenOn’s President and Chief Executive Officer, where he led a strategic separation of the company from its parent, NRG Energy, Inc. through a pre-arranged bankruptcy. Prior to joining GenOn in 2017, Mr. McFarland served as Chief Executive Officer of Luminant Energy Company LLC (“Luminant”), an electric utility, where he oversaw a strategic realignment of the company’s organization. He was also Chief Commercial Officer and Executive Vice President of Luminant from 2008 to 2013. In between his two tenures at Luminant, Mr. McFarland was chairman of the board of directors for the Comanche Peak Development Company. Mr. McFarland was also Senior Vice President of Corporate Development at the Exelon Corporation from 2005 to 2008 and Vice President of the Exelon Generation Power Team from 2003 to 2005. Mr. McFarland is also a director of TerraForm Power, Inc., for which he serves as lead independent director.

He received his Bachelor of Science degree in Civil Engineering from Virginia Polytechnic Institute and State University and his MBA from the University of Delaware.

Qualifications:

The Board believes that Mr. McFarland’s executive management experience in the energy industry and his years of public and private company experience bring important insight and skill to the Board.

Gysle R. Shellum Director	Director Since: 2017 Board Committees: Audit Age: 68

Biographical Information:

Gysle R. Shellum was named to Chaparral’s Board in 2017. Mr. Shellum previously served as the chief financial officer of PDC Energy, Inc. from 2008 until his retirement in 2016. Prior to that time, he was the vice president of finance at Crosstex Energy, L.P. (now EnLink Midstream, L.L.C.). Mr. Shellum previously held senior financial positions in a number of E&P companies subsequent to starting his career in public accounting with Arthur Andersen & Co. in Dallas, Texas.

Mr. Shellum served as an at-large director for the Independent Petroleum Association of America in 2016 and 2017, and he served on the University of Colorado Global Energy Management Graduate Program’s Advisory Council until his retirement. He received his Bachelor of Arts in accounting from the University of Texas at Arlington.

Qualifications:

The Board believes Mr. Shellum’s extensive financial expertise brings important experience and skill to the Board.

Amended and Restated Support Agreement with Strategic Value Partners, LLC

On June 6, 2018, the Company entered into a Support Agreement with SVP (the “Original SVP Support Agreement”). At the time the Original SVP Support Agreement was signed, SVP and its affiliated entities beneficially owned approximately 16.8% of the issued and outstanding shares of Common Stock. David Geenberg, co-head of SVP’s North American investment team, was originally designated as the SVP Designee. Effective as of March 11, 2019, Mr. Geenberg resigned from the Board, and SVP appointed Marcus C. Rowland, who was not an officer or employee of SVP, to serve as its designee on the Board (the “SVP Designee”). Through a series of open market purchases of Common Stock from March 18, 2019 until July 17, 2019, SVP and its affiliated entities increased their ownership in the Company to approximately 30% of the issued and outstanding shares of Common Stock.

As a result of this increase in SVP’s ownership position in the Company, during November and December 2019, the Company and SVP discussed amending the Original SVP Support Agreement to, among other things, increase SVP’s representation on the Board and provide for a change in the Company’s Chief Executive Officer. On December 20, 2019, the Company and SVP entered into an Amended and Restated SVP Support Agreement (the “Amended SVP Agreement”), which, among other things, increased the number of SVP Designees from one to two – initially Michael J. Kuharski and Mark “Mac” A. McFarland – and provided for the appointment of Charles Duginski, the Company’s new Chief Executive Officer, to the Board. Furthermore, the Company agreed that Mr. Rowland would remain on the Board, even though he no longer serves an SVP Designee.

CORPORATE GOVERNANCE

Our website contains a number of documents, available free of charge, that will be helpful to your understanding of our corporate governance practices, including:

•	Corporate Governance Guidelines;

•	Code of Business Conduct and Ethics; and

•	Board committee charters.

You may also obtain copies of these documents by contacting the Corporate Secretary.

Our Board regularly reviews developments in corporate governance and updates our corporate governance documents and practices as appropriate. Amendments to these documents will be promptly posted on our website.

Meetings

During 2019, our Board held 18 meetings of the full Board and 18 total meetings of committees. The Audit Committee, the Compensation Committee and the Nominating and Governance Committee held four, eight and six meetings, respectively, during 2019. In addition, the Company’s independent auditors and management meet with the Audit Committee Chairman prior to the issuance of earnings press releases, and the other members of the Audit Committee are invited to attend these meetings. All directors are expected to attend meetings of the Board (and any committees thereof on which they serve) either in person or telephonically unless exigencies prevent them from attending. Each director attended at least 75% of the aggregate of (1) the total number of meetings of the Board (held during the period for which he or she has been a director) and (2) the total number of meetings of committees of the Board on which he served (during the periods that he served).

Our non-employee directors meet at regularly scheduled executive sessions presided over by the Chairman of the Board. Additionally, our independent directors meet at least once a year without members of management or non-independent directors present.

Although we do not have a formal policy in place regarding attendance by members of our Board at annual meetings of stockholders, we encourage, but do not require, our directors to attend. Two directors attended our 2019 annual meeting of stockholders.

Stockholder and Interested Party Communications with the Board

Stockholders and interested parties may communicate directly with the Board, a particular director, or a group of directors, such as the non-management directors, by sending a letter to the attention of the Board, the particular director, or a group of directors, as applicable, c/o Corporate Secretary, Chaparral Energy, Inc., 701 Cedar Lake Boulevard, Oklahoma City, OK 73114. The Corporate Secretary will forward communications to the appropriate directors or the Board as a whole, as applicable, unless he reasonably determines in good faith that such communications relate to an improper or irrelevant topic.

Board Leadership Structure

The Board does not have a formal policy addressing whether the roles of Chairman of the Board and Chief Executive Officer should be separate or combined. However, the Board reviews this structure periodically. At present, the Board has chosen to separate the positions of Chairman of the Board and Chief Executive Officer because the structure provides independent Board oversight by an independent Chairman of the Board and enhances accountability to the Company and its stakeholders.

Board Committees

The Board has the following three standing committees, each composed of only non-employee directors: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of these committees is governed by a charter adopted by the Board. These charters establish the purposes of the respective committees as well as committee membership guidelines. They also define the authority, responsibilities and procedures of each committee in relation to the committee’s role in supporting the Board and assisting the Board in discharging its duties in supervising and governing the Company. The charters for each of our committees can be found on our website at www.chaparralenergy.com.

The Audit Committee consists of Messrs. Shellum (Chair), Moore and Langford, each of whom is independent under the independence standards of the New York Stock Exchange (the “NYSE”) and the rules of the Securities and Exchange Commission (the “SEC”). The Board has determined that Mr. Shellum satisfies the definition of “audit committee financial expert.”

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

The Compensation Committee currently consists of Messrs. Langford (Chair), Brooks and McFarland, each of whom is independent under the rules of the SEC and the NYSE. The Compensation Committee approves salaries, incentives and other forms of compensation for officers and other employees. The Compensation Committee also administers our incentive compensation and benefit plans. The Compensation Committee has the power to delegate any of its authority to subcommittees or to individual members of the Compensation Committee as it deems appropriate.

The Nominating and Governance Committee consists of Messrs. Moore (Chair), Kuharski and Brooks, each of whom is independent under the rules of the SEC and the NYSE. The Nominating and Governance Committee identifies, evaluates and recommends qualified nominees to serve on the Board, develops and oversees our internal corporate governance processes and maintains a management succession plan. The Nominating and Governance Committee has the power to delegate any of its authority to subcommittees or to individual members of the Nominating and Governance Committee as it deems appropriate.

The Nominating and Governance Committee seeks opportunities to enhance the diversity of directors serving on our Board. Although the Nominating and Governance Committee does not have specific requirements with regard to diversity in identifying director nominees, the Nominating and Governance Committee has historically considered, and will continue to consider, diversity a significant factor in evaluating the qualifications and experience of director nominees. In that regard, the Nominating and Governance Committee will endeavor to achieve an overall variety and mix of diversity in professional experiences, skills, perspective, culture, race and gender among the directors of our Board.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to all employees, officers and members of the Board. The Code of Business Conduct and Ethics is available on our website at www.chaparralenergy.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors, executive officers and persons who beneficially own more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock. Directors, executive officers and more than 10% stockholders are required by SEC regulations to provide us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of the reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to our directors, officers and more than 10% beneficial owners were complied with during the year ended December 31, 2019.

EXECUTIVE OFFICERS

The following provides summary information regarding the experiences of the Company’s executive officers as of April 20, 2020. The executive officer profiles exclude (i) K. Earl Reynolds, who served as Chief Executive Officer, President and Director until his resignation on December 27, 2019; (ii) Joseph O. Evans, who served as Chief Financial Officer and Executive Vice President until his retirement effective March 15, 2019; (iii) Scott C. Pittman, who served as Chief Financial Officer and Senior Vice President until his resignation on April 17, 2020, (iv) James M. Miller, who served as Senior Vice President – Operations until such position was eliminated as of January 31, 2020 and (v) Mark W. Ver Hoeve, who served as Vice President – Geoscience until his retirement on April 17, 2020. Because of their respective positions as the Chief Executive Officer and Chief Financial Officer, during 2019, Mr. Reynolds, Mr. Evans and Mr. Pittman are identified as named executive officers for 2019 in the compensation disclosures that follow these biographies.

Name	Age	Position
Charles Duginski	48	Chief Executive Officer, President and Director
Justin P. Byrne	45	Vice President – General Counsel and Secretary
Clinton J. Calhoun	42	Vice President – Resource Development
Stephanie A. Carnes	43	Vice President – Corporate Controller
Joshua D. Walker	42	Vice President – Completions and Operations

Charles Duginski

Chief Executive Officer, Director

Charles Duginski joined Chaparral in 2019 as the Chief Executive Officer, President and Director. Prior to joining Chaparral, he served as Senior Vice President and Chief Operating Officer of Tapstone Energy, LLC (“Tapstone”) from February 2017 to December 2019, and was appointed to the Board of Directors of Tapstone in January 2019. Prior to joining Tapstone, he served as Chief Operating Officer of Echo Energy from July 2016 until February 2017. From October 2013 to June 2016, Mr. Duginski served as Vice President – Southern Region Production of Continental Resources, Inc., where he had operational and technical leadership responsibilities for the Anadarko Basin. From November 2004 until October 2013, Mr. Duginski held various positions at Chesapeake Energy Corporation, including District Manager – Haynesville, then Vice President – Haynesville/Barnett Business Unit. He began his career in technical roles at Mobil Oil and ExxonMobil.

Mr. Duginski holds a Bachelor of Science degree in Mechanical Engineering from the University of Oklahoma.

Justin P. Byrne

Vice President – General Counsel and Secretary

Justin P. Byrne joined Chaparral in 2019 as Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Byrne worked in the private law practice of Hall, Estill, Hardwick, Gable, Golden and Nelson, P.C. From 2008 to 2016, Mr. Byrne worked at SandRidge Energy, Inc., where he served as Associate General Counsel and Assistant Corporate Secretary. Before that time, he was Counsel at Devon Energy and Kerr-McGee Corporation after beginning his career with the firm of Hughes & Luce, L.L.P.

Mr. Byrne holds a Doctor of Jurisprudence from the University of Texas School of Law and a Bachelor of Arts degree in history from the University of Tulsa. He is a member of both the Oklahoma and Texas State Bars.

Clinton J. Calhoun

Vice President – Resource Development

Clinton J. Calhoun joined Chaparral in 2019 as Vice President – Resource Development. Before joining the Company, Mr. Calhoun co-founded the Merge- and SCOOP-focused Travis Peak Resources in 2013, where he served as vice president of engineering and was responsible for providing assessment and development strategy, budgeting and management of day-to-day operations for its Appalachia and Mid-Continent assets. Prior to that time, Mr. Calhoun worked for Newfield Exploration Company in a number of positions of increasing importance, including as a production and reservoir engineer, as well as an asset lead and asset manager of its active Mid-Continent resource plays.

Mr. Calhoun holds a Bachelor of Science degree in petroleum engineering from the University of Texas at Austin.

Stephanie A. Carnes

Vice President – Corporate Controller

Stephanie A. Carnes joined Chaparral in 2012 and has held various leadership roles, including internal and external reporting, corporate, operations and tax accounting, as well as assistant controller and financial reporting director before being named as a Vice President – Corporate Controller. As noted above, Scott C. Pittman resigned as Senior Vice President and Chief Financial Officer on April 17, 2020. The Company is conducting a search to fill the vacancy in the Chief Financial Officer position resulting from Mr. Pittman’s departure. In accordance with the Company’s Second Amended and Restated Bylaws, the Company has temporarily assigned the authority specific to the Chief Financial Officer to Ms. Carnes until the Chief Financial Officer vacancy has been filled.

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

Ms. Carnes holds Bachelor and Master of Accounting degrees from Oklahoma State University.

Joshua D. Walker

Vice President – Completions and Operations

Joshua D. Walker joined Chaparral in 2018 and is Vice President – Completions and Operations.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Named Executive Officers

This Compensation Discussion and Analysis describes the material elements of our executive compensation program for each individual who served as our principal executive officer during 2019, each individual who served as our principal financial officer during 2019 and our three other most highly compensated executive officers during 2019 (collectively, our “named executed officers” or “NEOs”). This section also describes the objectives, principles and policies underlying our executive compensation program for our named executive officers, the compensation decisions we have made under that program, and the factors considered in making those decisions. Our named executive officers for 2019 were:

•	Charles Duginski, Chief Executive Officer and President beginning on December 20, 2019

•	K. Earl Reynolds, Chief Executive Officer and President until December 20, 2019

•	Scott C. Pittman, Chief Financial Officer and Senior Vice President from March 15, 2019 until April 17, 2020

•	Joseph O. Evans, Chief Financial Officer and Executive Vice President until March 15, 2019

•	James M. Miller, Senior Vice President-Operations until January 31, 2020

•	Mark W. Ver Hoeve, Vice President-Geoscience until April 17, 2020

•	Clinton J. Calhoun, Vice President-Resource Development

Compensation Philosophy and Objectives

Our executive compensation program in 2019 was designed to achieve the following objectives:

•	drive and reward performance that supports our core values and business strategies;

•	provide a clear and direct relationship between executive pay and our performance on both a short- and long-term basis;

•	align executive pay to measures that support stockholder returns; and

•	design competitive total compensation and rewards programs to enhance our ability to attract and retain knowledgeable and experienced executive officers.

2019 Program Highlights

The following chart highlights several features of our 2019 compensation program and practices:

What We Do	What We Do Not Do
Provide significant portion of compensation in variable and at-risk elements	No single-trigger cash severance or equity award vesting upon a change-in-control
Policy prohibiting all directors, officers, employees and other insiders from hedging of Company stock	No tax gross-ups for severance or change-in control benefits
Evaluate officer compensation levels against a peer group of similarly sized exploration and production companies	No guaranteed bonuses
Payouts under our annual and long-term incentive plans are capped at a maximum payout opportunity	No excessive perquisites
Utilize independent compensation consultant	No repricing of stock options without stockholder approval

Establishing Executive Compensation

Role of the Compensation Committee. The Compensation Committee oversees the executive compensation program and has overall responsibility for making final decisions about total compensation for the named executive officers, including cash and equity awards. In that regard, the Compensation Committee reviews, establishes, evaluates and approves the awards, agreements, plans and policies of the Company to compensate named executive officers.

Role of NEOs. The Compensation Committee evaluates the individual performance of each named executive officer and, except with respect to his own compensation, considers the recommendations of our then-serving Chief Executive Officer. Additionally, in light of our named executive officers’ integral role in executing the Company’s overall operational and financial objectives, the Compensation Committee solicits their feedback when establishing the goals for the qualitative and quantitative performance metrics used in our short-term cash incentive program. The Compensation Committee may invite any named executive officer to attend Compensation Committee meetings to report on the Company’s progress with respect to the annual quantitative and qualitative performance metrics, but any such officer is excluded from any discussions or decisions regarding his individual compensation.

Independent Compensation Consultant. The Compensation Committee engaged Meridian Compensation Partners, LLC (“Meridian”) as its independent compensation consultant for 2019. Meridian provides advice to and works with the Compensation Committee in designing and implementing the structure and mechanics of the Company’s executive compensation program as well as other matters related to officer and director compensation. Meridian provides the Compensation Committee with relevant data, including market and peer-company compensation, information and advice regarding recent trends and developments in executive and director compensation practices. This information assists the Compensation Committee in making executive compensation decisions and director compensation recommendations based on market pay levels and best practices.

Meridian reports directly and exclusively to the Compensation Committee and does not provide any other services to management, the Company or its affiliates. Meridian does not make compensation-related decisions for the Compensation Committee or otherwise with respect to the Company and, while the Compensation Committee generally reviews and considers information and recommendations provided by Meridian, the Compensation Committee makes all compensation-related decisions with respect to the named executive officers. The Compensation Committee has the discretion to allow Meridian to work directly with management in preparing or reviewing materials for the Compensation Committee’s consideration. During 2019, and after taking into consideration the factors listed in Section 303A.05(c)(iv) of the NYSE Listed Company Manual, the Compensation Committee concluded that neither it nor the Company has a relationship with Meridian that poses a conflict of interest, and that Meridian is independent from management. Other than Meridian, no other compensation consultants provided services to the Compensation Committee during 2019.

Peer Group Analysis. The Compensation Committee utilizes a peer group prepared in collaboration with Meridian of identified companies that are considered by the Compensation Committee to be of comparable size (revenue and market capitalization), enterprise value, industry affiliation, and/or other similar characteristics, such as operational profile and asset portfolio. Prior to August 2019, the peer group used in connection with executive compensation decisions for 2019 consisted of the companies in the left-hand column in the following table. In connection with the equity awards granted by the Compensation Committee in August 2019, the Compensation Committee approved adjustments to the peer group in order to address companies that were no longer available for use because of M&A or restructuring activity and to better align the peer group with the Company’s enterprise value, market capitalization, revenue and asset size. The adjusted peer group (the “Adjusted 2019 Peer Group”) is shown in the right-hand column of the table below:

2019 Peer Group Before August 2019	Adjusted 2019 Peer Group
Alta Mesa Resources, Inc.	Abraxas Petroleum Corporation
Bonanza Creek Energy, Inc.	Bonanza Creek Energy, Inc.
Callon Petroleum Company	Earthstone Energy, Inc.
Extraction Oil & Gas, Inc.	Goodrich Petroleum Corporation
Gastar Exploration, Inc.	HighPoint Resources Corporation
Gulfport Energy Corporation	Jagged Peak Energy, Inc.
Halcón Resources Corporation	Penn Virginia Corporation
Jagged Peak Energy, Inc.	Roan Resources, Inc.
Laredo Resources Corp.	SandRidge Energy, Inc.
Midstates Petroleum Company, Inc.	SilverBow Resources, Inc.
Penn Virginia Corporation	SRC Energy Inc.
Resolute Energy Corporation
SandRidge Energy, Inc.
SRC Energy Inc.
WildHorse Resource Development Corporation

Pay Decisions. In determining target total compensation for our executives, the Compensation Committee takes into consideration competitive market pay levels in our peer group along with other relevant factors for each individual officer, which may include:

(i)	leadership, retention and succession planning;

(ii)	performance of the individual and the business;

(iii)	development and implementation of initiatives reasonably expected to provide long-term stockholder value;

(iv)	accomplishment of strategic objectives approved by the Compensation Committee; and

(v)	evaluation of external factors involving competitive positioning, general economic conditions and marketplace compensation trends.

Executive Compensation Components

Our executive compensation program is composed of base salary, annual incentive awards, and long-term equity-based compensation. To align pay levels for our named executive officers with the Company’s performance, our 2019 pay combination emphasized performance-based incentives. The Compensation Committee believes that the proportion of any employee’s total direct compensation that varies based on performance should increase as the scope of an employee’s ability to influence our results increases. Because executive officers are generally viewed as having the greatest influence over our results, a significant portion of their overall compensation consists of annual incentive awards and long-term equity awards that vary based on performance. We believe that this practice is consistent with norms in the oil and natural gas industry.

Base Salary. The base salaries in 2019 for the named executive officers are set forth in the table below. In determining salary increases, the Compensation Committee considered the peer group data, as well as individual and Company performance. Salary increases are not automatic or guaranteed and, in that regard, the base salaries for Messrs. Reynolds, Evans and Miller remained unchanged from 2018 to 2019. Because Messrs. Duginski, Pittman and Calhoun joined the Company during 2019 and Mr. Evans served as the Company’s executive vice president and chief financial officer for only part of the year, each of their salaries is shown on an annualized, not actual, basis. The base salary levels for Messrs. Duginski, Pittman and Calhoun were generally determined after considering input from Meridian, the peer group data, the Company’s historical compensation practices, and each NEO’s relevant experience and compensation received from the NEO’s prior employer.

Named Executive Officer	Annual Salary
Charles Duginski	$525,000
K. Earl Reynolds	$572,858
Scott C. Pittman	$325,000
Joseph O. Evans	$448,914
James M. Miller	$391,540
Mark W. Ver Hoeve	$347,000
Clinton J. Calhoun	$300,000

Annual Incentive Awards. Our 2019 Annual Incentive Measure (“AIM”) bonus program provided for the payment of cash bonus awards to NEOs to the extent the Company achieved certain objective performance metrics, according to each named executive officer’s individual performance and contribution to the achievement of such metrics. The targets for individual awards (the “Individual Target Awards”), which are set forth below for named executive officers, are expressed as a percentage of such person’s eligible earnings in 2019 and are based on level of responsibility. The Individual Target Awards did not increase as compared to 2018 for Messrs. Reynolds, Evans, Miller, or Ver Hoeve. The Individual Target Awards for Messrs. Pittman and Calhoun were determined after considering input from Meridian, the peer group data, the Company’s historical compensation practices and the compensation received from each named executive officer’s prior employer. Mr. Duginski joined the Company on December 20, 2019 and therefore did not participate in the 2019 AIM.

Named Executive Officer	AIM Target (as a percentage of base salary)
K. Earl Reynolds	100%
Scott C. Pittman	80%
Joseph O. Evans	80%
James M. Miller	70%
Mark W. Ver Hoeve	60%
Clinton J. Calhoun	55%

The maximum cash pool from which 2019 AIM payments could be made to the Company’s NEOs and other executive officers (the “Total AIM Pool”) was determined by multiplying the aggregate of the target awards for all officers against the total bonus payout percentage determined by the Company’s performance with respect to the metrics mentioned above, on an aggregate basis (the “Total AIM Payout Percentage”). The Total AIM Payout Percentage is the sum of the Company’s performance with respect to eight different performance metrics, which were assigned weightings (each, a “metric weighting”) that added up to 100%. The performance metrics selected, and the threshold, target and maximum levels of those metrics, were determined by the Compensation Committee based on the Company’s 2019 budget. With respect to each metric, performance (a) not meeting a threshold goal funded 0% of the metric weighting, (b) at a threshold goal funded 50% of the metric weighting, (c) at the target goal funded 100% of the metric weighting, and (d) meeting or exceeding a maximum goal funded 200% of the metric weighting. In the case of each metric, performance between the minimum and target goals, or between the target and maximum goals, funded a metric weighting percentage using interpolative calculations or reasoning.

Each 2019 AIM Performance Metric and its weighting, minimum threshold, target, and maximum goals, together with its actual result from the Company’s 2019 performance, is indicated in the table below.

2019 AIM Performance Metric	Goal Weighting	Threshold 50%	Target 100%	Maximum 200%	2019 Actuals	Bonus Payout Percent
Safety: Employee Incident Rate	10%	.96	.48	0.00	0.00	20%
Safety: Contractor Incident Rate Volume	5%	1.20	1.00	.80	.92	7%
Environmental: Spill Factor	5%	20	17	15	16.5	6%
EBITDA ($mm)	20%	$151	$168	$210	$150.96	0%
Production Volume (Boe/d)	15%	25,153	26,477	30,449	26,283	14%
Spacing Test Capital Efficiency	25%	25%	35%	60%	39%	29%
Lease Operating Expenses ($/Boe)	10%	$5.30	$5.05	$4.29	$5.17	8%
General and Administrative Expenses ($/Boe)	10%	$3.06	$2.91	$2.47	$2.99	7%

Total	100%					91%

Once the Total AIM Pool was calculated, the Compensation Committee, after considering the Total AIM Payout Percentage, noting each executive officer’s target award as a percentage of his or her salary, evaluating the executive officers’ respective contributions to the Company’s performance in 2019, and receiving the input of Mr. Duginski, approved of 2019 AIM payments to the other NEOs and executive officers. In 2019, Company performance related to the above described metrics resulted in a Total AIM Payout Percentage of 91% for all participants in the 2019. Of this amount, the Company’s executive officers voluntarily agreed that the Total AIM Payout Percentage for the then-serving officers as a group would be reduced to 80%, thereby permitting additional funds from the Total AIM Pool to be allocated to the Company’s non-officer employees. The table below contains each named executive officer’s Individual Target Award, the payment that each NEO would have received if the Total AIM Payout Percentage had been applied to his Individual Target Award, and the payment actually made to each NEO.

EXECUTIVE	AIM AT TARGET	AIM AT 91% OF TARGET	ACTUAL PAYOUT
Charles Duginski	—	—	—
K. Earl Reynolds	$572,858	$521,301	$521,301	(1)
Scott C. Pittman	$211,625	$192,579	$148,289
Joseph O. Evans	—	—	—	(2)
James M. Miller	$274,078	$249,411	$249,411	(1)
Mark W. Ver Hoeve	$208,200	$189,462	$147,731	(1)
Clinton J. Calhoun	$145,962	$132,825	$126,413

(1)	Pursuant to terms of separation agreement or employment agreement, as applicable.
(2)	Mr. Evans did not receive a payout under the 2019 AIM as a result of his departure in March 2019.

Long-Term Equity-Based Compensation. Subsequent to the approval by the Company’s stockholders of the Chaparral Energy, Inc. 2019 Long Term Incentive Plan (the “2019 LTIP”), the Compensation Committee determined that, for 2019, it was appropriate to award an annual grant of long-term equity-based compensation instead of resuming the Company’s prior practice of making larger awards on a triennial basis. Also, prior to adoption of the 2019 LTIP, the Company had granted equity awards in the form of shares of restricted stock, consisting of restricted shares that were subject to service vesting conditions (“Time Shares”) and restricted shares that were subject to performance vesting conditions (“Performance Shares”). For the initial grants under the 2019 LTIP, the Compensation Committee determined to grant restricted stock units (“RSUs”) instead of restricted shares.

Fifty percent of the RSUs granted to each NEO in August 2019 are subject to service vesting conditions (the “Time RSUs” and, together with the Time Shares, the “Time Units”) and 50% are subject to performance vesting conditions (the “Performance RSUs” and, together with the Performance Shares, the “Performance Units”). The combination of Time Units and Performance Units is intended to provide a balance of incentivizing sustainable Company performance over an extended time frame with our long-term retention goals. Furthermore, the Performance Units provide a meaningful portion of our named executive officers’ compensation as performance-based and at-risk based on the performance of our stock price relative to peers, thus incentivizing our named executive officers to achieve long-term Company performance goals and aligning our named executive officers’ compensation with the value created for our stockholders over time. Time Units are a more predictable compensation element and are intended to emphasize long-term retention and to further align our named executive officers’ interests with those of our stockholders through meaningful stock ownership in the Company. In determining the size of the August 2019 grants, the Committee took into consideration several factors, including the value of grants made to certain of the NEOs earlier in 2019, peer group and survey data with respect to long-term incentive market values of annual awards, retention, individual and Company performance, the total share use and resulting “run rate” and dilution levels.

Time Units are subject to vesting over three annual installments. Performance Units vest in three tranches over three calendar years according to performance conditions established each year. The performance conditions for a given year are unique to that year and vesting with respect to performance conditions for a given year is independent of the vesting with respect to other years. As a result, the requisite service period for each of the three tranches of Performance Units relate to the individual year for which performance is measured and do not overlap. The vesting of the Performance Units granted in 2019 is based on the Company’s annual total stockholder return against a peer group of companies established by the Compensation Committee for each year within the three-year performance period, in accordance with the table below. For the first vesting period for the Performance Units granted in August 2019, the Compensation Committee used the Adjusted 2019 Peer Group to measure relative total stockholder return.

Total Stockholder Return Relative to Peer Group Companies	Payout Percentage
75th percentile or above	150%
50th percentile	100%
25th percentile	50%
Below 25th percentile	None

New Hire and Off-Cycle Equity Awards

Messrs. Duginski, Pittman and Calhoun joined the Company at different points during 2019, and, in connection with the appointment of each, the Company granted each such NEO shares of restricted stock as an inducement to join the Company. Fifty percent of the shares granted to Mr. Duginski at sign-on were Time Shares and 50% of such shares were Performance Shares. Seventy-five percent of the shares granted to Messrs. Pittman and Calhoun were Time Shares and 25% were Performance Shares. Additionally, Mr. Ver Hoeve was awarded a supplemental grant of restricted stock (75% as Time Shares and 25% as Performance Shares) in early 2019 as earlier grants to him were determined to have been, unintentionally, significantly below the median of the market for his position. The compensation and other employment terms for these new hire and off-cycle awards were determined by the Compensation Committee in light of peer group data, internal pay equity considerations and, in the case of the new hire awards, negotiations (as directed by the Compensation Committee).

Health and Wellness and Retirement Benefits

We offer a variety of health and wellness, paid time off and retirement programs to all eligible employees. Our named executive officers participate in the same benefit programs, and on the same basis, as the rest of our employees. With respect to the Company’s retirement plan, named executive officers may make investments in our Company-sponsored 401(k) plan, which is intended to supplement the NEO’s personal savings and social security. Each NEO may contribute from 1% to 60% of his eligible compensation, up to the annual IRS dollar limit. The Company matches the NEO’s contributions at a rate of $1.00 per $1.00 for the first 7% of the named executive officer’s eligible compensation. One-third of the Company contributions vests on each of the first three anniversaries of the NEO’s employment.

Employment Agreements

As of December 31, 2019, we had employment agreements in place with Messrs. Duginski, Pittman and Miller. Mr. Miller’s employment with the Company ended on January 31, 2020, and as a result, his employment agreement is no longer in effect.

Duginski Employment Agreement

Mr. Duginski’s employment agreement (the “Duginski Employment Agreement”) became effective on December 20, 2019. It is effective through December 20, 2022, after which the term will be automatically extended so as to terminate on December 20, 2024, and subsequently will be automatically extended so as to terminate on each anniversary thereafter. However, if notice of termination is properly given by the Company or Mr. Duginski prior to a renewal date, then the Duginski Employment Agreement will terminate on that renewal date.

Base Salary and Annual Bonus. Pursuant to the Duginski Employment Agreement, Mr. Duginski is entitled to an initial base salary of $525,000 per year, subject to increase (but not decrease) by the Compensation Committee. Beginning in 2020, Mr. Duginski will also be entitled to an annual performance bonus if certain performance criteria are met, with a target of 100% of base salary.

Sign-on Bonus. Mr. Duginski also received a $225,000 sign-on bonus, to be paid in four equal quarterly installments. However, if Mr. Duginski is terminated by the Company for Cause or resigns for any reason other than Good Reason, in each case, prior to the 24-month anniversary of his commencement date, then Mr. Duginski will be required to repay any portion of the sign-on bonus that he received prior to his date of termination (net of any taxes he has paid or is required to pay with respect to the sign-on bonus). Both “Cause” and “Good Reason” are defined in the Duginski Employment Agreement and are summarized in the “Payments Upon a Termination or Change in Control” section.

Inducement Restricted Stock Grants. As an inducement for Mr. Duginski to join the Company as its Chief Executive Officer and President, we granted Mr. Duginski restricted stock awards (the “Inducement Equity Grants”) consisting of (i) 688,073 Time Shares that will vest in equal annual installments over three years and (ii) 1,032,110 Performance Shares (based on satisfying the criteria for achieving 150% of the target grant of 688,073 Performance Shares). Under the terms of the grant agreement for the Performance Shares, the number of restricted shares that will become vested (and not forfeited) over the three-year vesting period will range from 0 to 1,032,110 shares (150% of the target grant), depending on the Company’s annual total stockholder return against a peer group of companies established by the Compensation Committee for each year within the three-year performance period, in accordance with the following table. For the first vesting period for Mr. Duginski’s Performance Shares, the Compensation Committee used the Adjusted 2019 Peer Group to measure relative total stockholder return.

Total Stockholder Return Relative to Peer Group Companies	Payout Percentage
75th percentile or above	150%
50th percentile	100%
25th percentile	50%
Below 25th percentile	None

Cash Incentive Awards. Mr. Duginski also received cash incentive awards (the “Cash Incentive Awards”) consisting of (i) a $262,500 time-based cash award that will vest in equal annual installments over three years and (ii) a $262,500 time- and performance-based cash award (based on achieving 100% of the target amount). Under the terms of the award agreement for the time- and performance-based cash award, the amount payable (and not forfeited) under that award over the three-year vesting period will range from $0 to $393,750 (150% of the target grant), depending on the Company’s attainment of relative stockholder return performance measures, as described above for Mr. Duginski’s new hire equity award.

Termination of Employment and Restrictive Covenants. Mr. Duginski’s employment agreement also includes severance benefits (including under certain circumstances the acceleration of vesting of the Inducement Equity Awards and the Cash Incentive Awards) upon a qualifying termination of employment as well as Mr. Duginski’s agreement to comply with certain restrictive covenants while employed by the Company and for a specified period thereafter, each as described further below in the section entitled “Payments Upon a Termination or Change in Control.”

Pittman Employment Agreement

Mr. Pittman’s employment agreement (the “Pittman Employment Agreement”) became effective on April 22, 2019, with an initial three-year term through April 22, 2022, after which the term would be automatically extended so as to terminate on April 22, 2024, and subsequently would be automatically extended so as to terminate on each anniversary thereafter. However, if notice of termination is properly given by the Company or Mr. Pittman prior to a renewal date, then the Pittman Employment Agreement will terminate on that renewal date.

Base Salary, Annual Bonus and Relocation. Pursuant to the Pittman Employment Agreement, Mr. Pittman was entitled to an initial base salary of $325,000 per year, subject to increase by the Compensation Committee (but not decrease unless the base salaries of all of the Company’s executive officers are decreased). Mr. Pittman was also entitled to an annual performance bonus if certain performance criteria are met, with a target of 80% of base salary.

Termination of Employment and Restrictive Covenants. Mr. Pittman’s employment agreement also includes severance benefits upon a qualifying termination of employment as well as Mr. Pittman’s agreement to comply with certain restrictive covenants while employed by the Company and for a specified period thereafter. As noted earlier, on April 17, 2020, Mr. Pittman resigned from the Company to pursue other interests. In connection with Mr. Pittman’s separation, Mr. Pittman will receive separation benefits consistent with the terms of his employment agreement. Please see the section entitled “Payments Upon a Termination or Change in Control” for a description of the severance benefits and restrictive covenants under Mr. Pittman’s employment agreement as well as the amounts payable to Mr. Pittman in connection with his April 2020 separation.

Executive Severance Plan

On December 20, 2019, after receiving the unanimous recommendation of the Compensation Committee, the Board unanimously adopted the Chaparral Energy, L.L.C. Executive Severance Plan (the “Severance Plan”). No officer or employee of the Company who is a party to an employment agreement participates in the Severance Plan. The terms of the Severance Plan were developed with reference to market practices among the E&P industry and broader marketplace, and through consultation with the Committee’s independent compensation consultant.

The Severance Plan provides severance benefits to certain key management employees of the Company and its subsidiaries who are selected by the Severance Plan’s administrator and have entered into a Participation and Restrictive Covenant Agreement (a “PRC Agreement”) with the Company (each, a “Participant”), and whose employment is terminated in a “Qualifying Termination,” meaning a termination without “Cause” or resignation with “Good Reason,” in each case as defined in the Severance Plan. On December 20, 2019, Messrs. Ver Hoeve and Calhoun were designated as Participants under the Severance Plan and on January 21, 2020, each of them entered into a PRC Agreement with the Company. In connection with Mr. Ver Hoeve’s April 2020 retirement from the Company, he will receive separation benefits consistent with the separation benefits set forth in the Severance Plan.

Please see the section entitled “Payments Upon a Termination or Change in Control” for a description of the severance benefits and restrictive covenants under the Severance Plan and PRC Agreements as well as the amounts payable to Mr. Ver Hoeve in connection with his separation.

Separation Agreement with Mr. Reynolds

On December 20, 2019, Mr. Reynolds resigned from all positions with the Company and its subsidiaries, including as Chief Executive Officer, President and director. However, he remained an employee under his employment agreement until December 27, 2019 (the “Reynolds Separation Date”). In connection with Mr. Reynold’s departure, the Company and Mr. Reynolds signed a Separation and Release Agreement (the “Reynolds Separation Agreement”), which entitled him to certain separation benefits in exchange for his agreement to comply with certain restrictive covenants and a release of claims in favor of the Company. The terms of the Reynolds Separation Agreement were consistent with Mr. Reynolds’ employment agreement, except that, in recognition of the strengthening of certain restrictive covenants, the Compensation Committee agreed that Mr. Reynolds would receive a lump sum payment of $286,500 shortly after the Reynolds Separation Date. This lump sum payment was in addition to the severance amounts otherwise provided by his employment agreement. Please see the “Payments Upon a Termination or Change in Control” for a description of the amounts paid to Mr. Reynolds in connection with his separation.

Separation Agreement with Mr. Evans

Mr. Evans retired as Chief Financial Officer and Executive Vice President of the Company, effective March 15, 2019. In connection with Mr. Evans’ retirement, the Company and Mr. Evans signed a Separation and

Release Agreement (the “Evans Separation Agreement”). The Evans Separation Agreement provided that Mr. Evans would remain employed with the Company and provide transition services in addition to his customary duties, responsibilities and authorities until his separation date and will continue to receive his current rate of base salary and employee benefits, as in effect immediately prior to the effective date of the Evans Separation Agreement, until his separation date. The Evans Separation Agreement also provides for certain separation benefits in exchange for a release of claims. The terms of the Evans Separation Agreement were consistent with Mr. Evans’ employment agreement, except that, in consideration for Mr. Evans’s agreement to remain with the Company until the necessary work had been performed to complete the Company’s 2018 Annual Report on Form 10-K, the Compensation Committee accelerated the vesting of 57,004 shares Time Shares granted to Mr. Evans. Those Time Shares were scheduled to vest on April 1, 2019, shortly after the termination date. Please see the “Payments Upon a Termination or Change in Control” for a description of the amounts paid to Mr. Evans in connection with his separation.

2020 Executive Compensation Actions

On April 17, 2020, following consultation with its compensation consultant related to this matter, Willis Towers Watson, the Compensation Committee approved: (a) the material terms of a retention program for the Company’s five executive officers, including each of the continuing NEOs (“Executive Retention Plan”), and (b) a modification of the Company’s existing Annual Incentive Plan for the Company’s five executive officers, including each of the Company’s continuing NEOs.

Executive Retention Plan.

Pursuant to the Executive Retention Plan, if a participating executive does not continue his or her employment with the Company for approximately twelve months (unless the participant is terminated by the Company without cause or leaves for good reason, in each case as defined in the Executive Retention Plan), the participant will forfeit the full amount of his or her retention payment. The Executive Retention Plan payments are in lieu of long-term incentive grants that would customarily have been made to the Executive Retention Plan participants in 2020. If an Executive Retention Plan participant is terminated for cause or voluntarily terminates his or her employment with the Company without good reason, that participant must repay his or her Executive Retention Plan payment in full.

The Company’s continuing NEOs and the Company’s other current executive officers will receive the following amounts under the Executive Retention Plan:

Executive	Position	Retention Payment
Charles Duginski	Chief Executive Officer, President and Director	$725,000
Justin P. Byrne	Vice President and General Counsel	$520,000
Joshua D. Walker	Vice President – Completions & Operations	$305,000
Clinton J. Calhoun	Vice President – Resource Development	$300,000
Stephanie A. Carnes	Vice President and Controller	$300,000

In addition, based on the recommendation of the Compensation Committee, the Board has also approved the material terms of a key employee retention program for certain other of the Company’s key employees who are not participants in the Executive Retention Plan. The total amount of the retention payments under the non-executive retention program is currently estimated to be between $800,000 and $1,000,000. No NEOs are participants in this non-executive retention program. The terms of the non-executive retention program were approved by the Board with the input and based upon the recommendations of the Committee’s independent compensation consultant.

Modification of Annual Incentive Plan.

The Company has historically made payments under its Annual Incentive Plan on an annual basis on or about March 15th of the year following the applicable performance period. The Committee has approved the modification of the Annual Incentive Plan for the five executive officers, including each of the continuing NEOs, with payments for 2020 measured and paid on a calendar quarterly basis.

As a result of the modification described above, each executive participant received one-half of his or her incentive target in the second quarter of 2020, subject to clawback and true-up based on actual performance at the end of the second quarter of 2020. The payment and timing associated with the third and fourth quarters of 2020 will be determined at the end of the second quarter and third quarter, respectively, subject to clawback and true-up based on actual performance at the end of the third and fourth quarters.

The target incentive amounts for each of the Company’s continuing NEOs and the Company’s other current executive officers under the Annual Incentive Plan are set forth below:

Executive	Position	Target Incentive(1)
Charles Duginski	Chief Executive Officer, President and Director	$525,000
Justin P. Byrne	Vice President and General Counsel	$224,000
Joshua D. Walker	Vice President – Completions & Operations	$168,000
Clinton J. Calhoun	Vice President – Resource Development	$165,000
Stephanie A. Carnes	Vice President and Controller	$139,000

(1)

If all performance metrics are achieved at exactly the threshold amounts, then each executive would be entitled to receive 50% of such executive’s target amount. If exceptional performance is achieved during 2020, each executive would be eligible to receive up to 200% of such executive’s target amount.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with management and, based on such review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year-ended December 31, 2019 and the Company’s Annual Proxy Statement with respect to the Company’s 2020 annual meeting of stockholders (the “2020 Annual Meeting”).

Respectfully submitted by the Compensation Committee of the Board,

Samuel Langford (Chair)

Douglas E. Brooks

Mark “Mac McFarland

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed of Messrs. Langford, Brooks, and McFarland. Mr. Langford has served as Chair of the committee since December 20, 2019. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or Compensation Committee. No member of our Board is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

2019 Summary Compensation Table

The following table and footnotes summarize the total compensation awarded to, earned by, or paid to our named executive officers (“NEOs”) for the years ended December 31, 2019, 2018, and 2017. The Company’s NEOs are its Chief Executive Officer, Chief Financial Officer as of December 31, 2019, a former Chief Executive Officer, a former Chief Financial Officer, and three other most highly compensated executive officers for 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compen- sation ($)(4)(5)	Total ($)
Charles Duginski(6)	2019	—	$225,000	$1,465,596	—	—	$1,690,596
Chief Executive Officer and President

Scott C. Pittman(7)	2019	$264,531	—	$909,249	$148,289	$19,007	$1,341,076
Chief Financial Officer and Senior Vice President

Mark W. Ver Hoeve(8)	2019	$347,000	—	$433,940	$147,731	$19,600	$948,271
Vice President-Geoscience	2018	$330,000		—	$221,760	$202,056	$753,816
	2017	$107,885	$100,000	$1,100,000	$58,905	$21,899	$1,388,689

Clinton J. Calhoun	2019	$265,385	—	$582,550	$126,413	$111,742	$1,086,090
Vice President-Resource Development

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compen- sation ($)(4)(5)	Total ($)
James M. Miller(9)	2019	$391,540	—	$167,917	$249,411	$19,600	$828,468
Senior Vice President-Operations	2018	$391,540		—	$306,967	$19,250	$717,757
	2017	$391,540		$4,571,661	$249,411	$33,900	$5,246,512

K. Earl Reynolds(5)	2019	$572,858	—	$470,167	$521,301	$2,028,794	$3,593,120
Former Chief Executive Officer and President	2018	$572,858		—	$641,600	$19,250	$1,233,708
	2017	$556,537		$10,522,080	$505,449	$16,200	$11,600,266

Joseph O. Evans(6)	2019	$103,596	—	$398,458	—	$726,122	$1,228,176
Former Chief Financial Officer	2018	$448,914		—	$402,227	$19,250	$870,391
and Executive Vice President	2017	$448,914		$4,571,661	$326,809	$33,900	$5,381,284

(1)

The amount reported in this column for 2019 represents a sign-on bonus earned by Mr. Duginski upon his commencement of employment. This sign-on bonus will be paid in four installments in 2020. If Mr. Duginski is terminated by the Company for cause or resigns for any reason other than good reason, in each case, prior to the 24-month anniversary of his commencement date, then Mr. Duginski will be required to repay any portion of the sign-on bonus that he received prior to his date of termination (net of any taxes he has paid or is required to pay with respect to the sign-on bonus).

(2)

Awards generally vest in one-third increments each year over a three-year period. Under Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”), the vesting condition related to grants of performance-based restricted shares or RSUs to Messrs. Duginski, Ver Hoeve, Miller and Reynolds is considered a market condition and not a performance condition. Accordingly, there is no grant date fair value below or in excess of the amount reflected in the table above for the aforementioned officers’ performance-based restricted shares or RSUs that could be calculated and disclosed based on achievement of the underlying market condition. Mr. Pittman and Mr. Calhoun have been awarded performance-based restricted shares and restricted shares and/or RSUs with vesting requirements on certain shares or RSUs based solely on a market condition, for which there is no grant date fair value below or in excess of the amount reflected in the table above, and vesting requirements for certain shares or RSUs based on performance conditions, for which there is a maximum grant date fair value above the amount reflected in the table above. The values shown are the aggregate grant date fair value for initial awards computed in accordance with FASB ASC Topic 718, based on the Company’s stock price on the date of grant and, in the case of the performance shares, are calculated based on the probability of achievement of the performance conditions. Assuming the highest level of performance is achieved for the 2019 performance shares subject to a performance condition, the maximum grant date fair value of those shares would be as follows: Mr. Pittman – $173,503 and Mr. Calhoun – $119,550. Generally, the full grant date fair value is the amount that we would expense in our financial statements over the award’s vesting timeframe. Certain performance shares were allocated to performance conditions that were not established at the time the awards were granted and thus a grant date for measurement purposes pursuant to FASB ASC Topic 718 was not established for these awards when they were initially granted. For these performance shares, amounts in the table above reflect the fair market value of the shares on the date the grants were awarded. Also, included in this column is $398,458, representing the incremental fair value associated with the acceleration of vesting of 57,004 shares of time-based restricted stock previously granted to Mr. Evans and previously scheduled to vest on April 1, 2019, which were accelerated in connection with his separation from the Company.

(3)

Represents performance-based cash incentives under our AIM program. Bonuses attributable to a fiscal year are paid in the following year. This table has been updated as compared to prior years to include the performance-based bonuses under the AIM program in the Non-Equity Incentive Plan Compensation column rather than the previous practice of reporting these performance-based cash incentives in the Bonus column.

(4)

For 2019, this column consists of 401(k) Company matching contributions ($19,600 for Messrs. Reynolds, Evans, Miller and Ver Hoeve, $17,500 for Mr. Pittman and $16,962 for Mr. Calhoun), relocation payments ($1,507 for Mr. Pittman and $94,781 for Mr. Calhoun), a payment with respect to paid time off ($81,456 for Mr. Reynolds and $51,798 for Mr. Evans) and severance ($1,927,738 for Mr. Reynolds and $654,724 for Mr. Evans). The aggregate incremental cost for the relocation benefits was calculated based on the amount paid directly to the NEO or the service provider, as applicable.

(5)

Where applicable, amounts for 2017 and 2018 have been updated to exclude previously reported insurance premiums for life, disability, dental, and medical coverage as such plans do not discriminate in favor of executive officers and are generally available to all of the Company’s employees.

(6)	On December 20, 2019, the Board appointed Mr. Duginski as the Company’s Chief Executive Officer and President, succeeding Mr. Reynolds.
(7)

On March 16, 2019, Mr. Pittman assumed the position of Chief Financial Officer and Senior Vice President, succeeding Mr. Evans. Mr. Pittman ceased serving as an executive officer of the Company, effective as of April 17, 2020.

(8)	Mr. Ver Hoeve ceased serving as an executive officer of the Company, effective as of April 17, 2020.
(9)	Mr. Miller ceased serving as an executive officer of the Company, effective as of January 31, 2020.

Grants of Plan-Based Awards in 2019

The following table shows grants of plan-based awards in 2019 to our NEOs.

														All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Award ($)(3)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)						Estimated Future Payouts Under Equity Incentive Plan Awards(2) (Shares of Stock or Units)
Name	Grant Date	Threshold ($)		Target ($)		Maximum ($)		Threshold (#)		Target (#)		Maximum (#)
Charles Duginski	12/20/2019	$131,250	(4)	$262,500	(4)	$393,750	(4)
	12/27/2019													688,073	(5)	$750,000
	12/27/2019							344,037	(6)	688,073	(6)	1,032,110	(6)			$715,596
Scott C. Pittman		$105,813		$211,625		$423,250
	4/22/2019													75,000	(7)	$520,500
	4/22/2019							12,500	(8)	25,000	(8)	37,500	(8)			$187,249
	8/30/2019													75,000	(9)	$99,750
	8/30/2019							37,500	(10)	75,000	(10)	112,500	(10)			$101,750
James M. Miller		$137,039		$274,078		$548,156
	8/30/2019													62,500	(9)	$83,125
	8/30/2019							31,250	(10)	62,500	(10)	93,750	(10)			$84,792
Clinton J. Calhoun		$72,981		$145,962		$291,924
	2/4/2019													45,000	(7)	$358,650
	2/4/2019							7,500	(8)	15,000	(8)	22,500	(8)			$103,000
	8/30/2019													45,000	(9)	$59,850
	8/30/2019							22,500	(10)	45,000	(10)	67,500	(10)			$61,050
Mark W. Ver Hoeve		$104,100		$208,200		$416,400
	2/4/2019													33,378	(7)	$266,023
	8/30/2019													62,500	(9)	$83,125
	8/30/2019							31,250	(10)	62,500	(10)	93,750	(10)			$84,792
K. Earl Reynolds		$286,429		$572,858		$1,145,716
	8/30/2019													175,000	(9)	$232,750
	8/30/2019							87,500	(10)	175,000	(10)	262,500	(10)			$237,417
Joseph O. Evans	2/22/2019													57,004	(11)	$398,458

(1)

For each Named Executive Officer other than Mr. Duginski, the amount reported represents the potential payouts under the Company’s AIM Program based on performance in 2019. Please see the Compensation Discussion and Analysis for further information regarding the AIM Program.

(2)

Consist of restricted shares or RSUs with vesting at Threshold representing issuance of 50% of the target shares or units as the result of meeting each of the minimum thresholds of the underlying performance goals, vesting at target representing a 100% of the target shares or units as the result of achieving the targets for each of the underlying performance goals and vesting at Maximum representing issuance of 150% of the target shares or units as the result of meeting or exceeding the upper limits of the underlying performance goals. The shares or units vest in three tranches over three annual periods according to achievement of performance conditions specified in the awards agreements. Please see the Compensation Discussion and Analysis for further information regarding these performance-based awards.

(3)

The values shown are the aggregate grant date fair value for initial awards computed in accordance with FASB ASC Topic 718 and assuming a 100% probability of vesting at target with respect to shares or units with performance-based vesting conditions. Generally, the full grant date fair value is the amount that we would expense in our financial statements over the award’s three-year vesting timeframe. Certain performance-based restricted shares or RSUs were allocated to performance conditions that had not been established at the time the awards were granted, which may include identification of a peer group and measurement window to calculate relative total stockholder return, and thus a grant date for measurement purposes pursuant to FASB ASC Topic 718 was not established for these awards when they were initially granted. For these shares or units, amounts in the table are calculated based on the closing price of the Class A common stock, par value $0.01 per share, of the Company (“Common Stock”) trading on the NYSE, on the date the grants were awarded.

(4)

Represents a performance-based cash award granted to Mr. Duginski during 2019 and which will be earned over three successive one-year performance periods based on the Company’s relative total stockholder return. On December 20, 2019, Mr. Duginski was also awarded a time-based cash award of $262,500, which will be paid in equal annual installments over three years on the anniversary of the grant date. Because that cash award is solely subject to time-vesting (instead of performance-based), it will be included in the Summary Compensation Table under the Bonus column when earned, and is not included in this table.

(5)

Consists of time-based restricted common shares that will vest in equal annual installments over three years on December 20, 2020, 2021 and 2022, respectively. The grant is an inducement equity award made outside the terms of the 2019 LTIP, in reliance on the exemption under NYSE Listed Company Manual Rule 303A.08.073.

(6)

Consists of restricted common shares that will become vested in three installments on December 20, 2020, 2021 and 2022, respectively, depending on the Company’s relative total stockholder return. The grant is an inducement equity award made outside the terms of the 2019 LTIP, in reliance on the exemption under NYSE Listed Company Manual Rule 303A.08.073.

(7)	Consists of time-based restricted common shares issued under the Chaparral Energy, Inc. 2017 Management Incentive Plan (the “2017 MIP”) that will vest in equal annual installments over three years.
(8)

Consists of performance-based restricted common shares issued under the 2017 MIP that will become vested in three installments over a three-year vesting period depending on the Company’s attainment of the performance measures set forth in the grant agreement. The first installment, which vested on December 31, 2019, was based on the Company’s total stockholder return. The second and third installments are scheduled to vest on December 31, 2021 and December 31, 2022, respectively. However, performance measures have not been established for the second and third installments.

(9)	Consists of time-based RSUs issued under the 2019 LTIP that will vest in equal annual installments over three years.
(10)	Consists of RSUs issued under the 2019 LTIP that will become vested in three installments over a three-year vesting period depending on the Company’s relative total stockholder return.
(11)

Represents the number of shares for which the vesting of Mr. Evans’ outstanding equity awards was accelerated in connection with Mr. Evans’ separation from the Company and does not reflect a new equity grant.

Outstanding Equity Awards at Fiscal Year-End 2019

The following table shows outstanding RSUs and restricted stock awards for each NEO as of December 31, 2019. Neither Mr. Reynolds nor Mr. Evans held any outstanding equity awards with respect to the Company as of December 31, 2019.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Charles Duginski	688,073	(4)	$1,211,008	1,032,110	(4)	$1,816,514
Scott C. Pittman	75,000	(5)	$132,000	20,833	(5)	$36,666
	75,000	(6)	$132,000	75,000	(6)	$132,000
James M. Miller	57,004	(7)	$100,327	—		—
	62,500	(6)	$110,000	62,500	(6)	$110,000
Clinton J. Calhoun	45,000	(8)	$79,200	12,500	(8)	$22,000
	45,000	(6)	$79,200	45,000	(6)	$79,200
Mark W. Ver Hoeve	47,128	(9)	$82,945	—		—
	62,500	(6)	$110,000	62,500	(6)	$110,000

(1)	All shares or units in this column have only time-based vesting requirements.
(2)	The table assumes an estimated fair value per share of $1.76 as of December 31, 2019, based on the market price of our Common Stock on the NYSE.
(3)	All shares or units in this column include performance-based vesting requirements (in certain cases, including market-based criteria).
(4)

The time based award will vest in three equal installments on December 20, 2020, 2021 and 2022, respectively. The equity incentive plan award will vest in three installments on December 20, 2020, 2021 and 2022, respectively, for a total between 0 to 1,032,110 shares (0% to 150% of Target) over the three year period based on the Company’s relative total stockholder return.

(5)

Consists of restricted common shares. The time-based award were scheduled to vest in three equal installments on April 1, 2020, 2021 and 2022, respectively. The equity incentive plan awards were scheduled to vest in two remaining installments on December 31, 2020 and 2021, respectively, depending on the Company’s attainment of the applicable performance measures established by the Compensation Committee. The Compensation Committee does not establish the performance measures for all three years in advance. Instead, the Compensation Committee establishes the criteria for each vesting tranche on a year-by-year basis, and the criteria may be different for a performance grant from one year to the next.

(6)

Consists of RSUs. The time-based awards were scheduled to vest in three equal installments on August 30, 2020, 2021 and 2022, respectively. The equity incentive plan awards were scheduled to vest in three installments on the same dates for a total between 0% to 150% of the units disclosed above over the three year period depending on the Company’s relative total stockholder return.

(7)

On February 7, 2020, in connection with Mr. Miller’s separation, the Company accelerated the vesting of 57,004 shares of time-based restricted stock previously granted to Mr. Miller and previously scheduled to vest on April 1, 2020.

(8)

Consists of restricted common shares. The time-based award will vest in three equal installments on February 1, 2020, 2021 and 2022, respectively. The equity incentive plan award will vest in two remaining installments on December 31, 2020 and 2021, respectively, depending on the Company’s attainment of the applicable performance measures established by the Compensation Committee.

(9)

Consists of restricted common shares that were scheduled to vest as follows: (a) 11,126 common shares on each of January 2, 2020, 2021 and 2022, respectively and (b) 13,750 common shares on April 1, 2020.

2019 Stock Vested

The following table shows restricted stock awards that vested during the year ended December 31, 2019 for each NEO.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)
Scott C. Pittman	4,167	$7,334
James M. Miller	66,504	$336,509
Clinton J. Calhoun	2,500	$4,400
Mark W. Ver Hoeve	16,042	$81,172
K. Earl Reynolds	131,198	$736,021
Joseph O. Evans	57,004	$398,458

Pension Benefits in 2019

No pension benefits were granted in 2019 for any NEO.

Nonqualified Deferred Compensation in 2019

No nonqualified deferred compensation was granted in 2019 for any NEO.

Payments Upon a Termination or Change in Control

Employment Arrangements

Duginski Employment Agreement

The Duginski Employment Agreement became effective on December 20, 2019. It is effective through December 20, 2022, after which the term will be automatically extended so as to terminate on December 20, 2024, and subsequently will be automatically extended so as to terminate on each anniversary thereafter. However, if notice of termination is properly given by the Company or Mr. Duginski prior to a renewal date, then the Duginski Employment Agreement will terminate on that renewal date.

Termination of Employment. If Mr. Duginski is terminated by the Company for Cause or Mr. Duginski terminates his employment other than for Good Reason, the Company will make no further payments under the Duginski Employment Agreement other than the following accrued benefits:

•	the base salary to which he is entitled immediately prior to such termination;

•	any annual bonus that (x) relates to a completed performance period and (y) has been earned but not yet paid on or prior to Mr. Duginski’s termination date;

•	accrued but unpaid vacation pay through Mr. Duginski’s termination date; and

•	reimbursement for any unpaid business expenses that are reimbursable in accordance with the Company’s policies.

Should Mr. Duginski be terminated by the Company without Cause or should Mr. Duginski resign for Good Reason, Mr. Duginski will receive his accrued benefits, and subject to Mr. Duginski’s continuing compliance with the nondisclosure, non-compete, non-solicitation, non-hire and non-disparagement provisions in the Duginski Employment Agreement, Mr. Duginski will be entitled to certain severance benefits, as described below. Mr. Duginski’s severance benefits consist of cash payments in an aggregate amount equal to the sum of:

•	18 months of Mr. Duginski’s base salary; plus

•	150% of Mr. Duginski’s bonus target; plus

•

18 months of the monthly premium necessary to continue Mr. Duginski’s existing group health, dental and vision (and any such coverage of his eligible depends enrolled prior to his termination date), calculated in accordance with COBRA, but is payable regardless of whether Mr. Duginski elects a benefit under COBRA.

Fifty percent of these cash amounts would be paid in a lump sum on the Company’s first payroll date occurring on or after the 60th day following the termination date. The remaining 50% would be paid in the form of salary continuation for a period of 12 months following the termination date.

If, within 18 months after a Change in Control (as defined in the Duginski Employment Agreement), Mr. Duginski is terminated by the Company without Cause or if Mr. Duginski resigns for Good Reason, (i) the base salary component of the severance benefit described above would be increased from 18 months to 24 months and (ii) the bonus target component would be increased from 150% to 200%. Furthermore, under those circumstances, then 100% of the unvested portion of Mr. Duginski’s Inducement Equity Grants would vest on the termination date, with performance assumed to be achieved at the target performance level. Full vesting also occurs if the Inducement Equity Grants are not assumed by the acquirer in connection with a Change in Control, regardless of whether a termination of employment occurs.

In the event of a termination of employment as a result of Mr. Duginski’s death or disability, a termination by the Company without Cause or a termination by Mr. Duginski for Good Reason (other than in connection with a Change in Control, as described above, if applicable), the portion of his Inducement Equity Grants that was scheduled to vest on the next regularly scheduled vesting date immediately following the termination date will vest on the termination date, with performance goals assumed to be achieved at the target performance level.

If Mr. Duginski’s employment is terminated for any reason other than as a result of Mr. Duginski’s death or disability, by the Company without Cause or by Mr. Duginski with Good Reason (other than in connection with a Change in Control, as described above, if applicable), then Mr. Duginski shall forfeit any unvested portion of the Inducement Equity Grants as of the termination date.

The vesting and forfeiture provisions described above for the Inducement Equity Grants apply to Mr. Duginski’s two Cash Incentive Awards in substantially the same manner.

For additional information regarding the Inducement Equity Awards and the Cash Incentive Awards, please see “Compensation Discussion and Analysis – Employment Agreements – Duginski Employment Agreement” above in this Item 11.

Restrictive Covenants. As consideration for the Company entering into the Duginski Employment Agreement, Mr. Duginski has agreed that, during the term of his employment and for a period of 12 months following his date of termination, he will not solicit, direct or attempt to solicit or divert any customer of the Company or an affiliate of the Company or solicit or hire any employee or consultant of the Company. Furthermore, during the 12-month period following his date of termination, Mr. Duginski has agreed not to engage in certain activities in any county in which the Company operates on the date of termination. Mr. Duginski has also agreed not to disparage the Company or any of its officers, director other affiliates. This non-disparagement provision is not subject to a time limit.

Should Mr. Duginski be terminated by the Company without Cause or should Mr. Duginski resign for Good Reason, then, upon Mr. Duginski’s material breach of any of the restrictive covenants described above, the Company will be entitled to cease payment of any remaining installments of Mr. Duginski’s severance payment and to be repaid any portion of the severance payment that has already been paid (net of any taxes Mr. Duginski had paid or is required to pay in respect of that portion of the severance payment). Furthermore, if Mr. Duginski’s employment is terminated by the Company for Cause or by Mr. Duginski without Good Reason, then, upon Mr. Duginski’s material breach of any of the restrictive covenants described above, Mr. Duginski has agreed to pay the Company an amount equal to 150% of the sum of Mr. Duginski’s base salary and bonus target for the year in which his termination date occurs.

Executive Severance Plan

On December 20, 2019, after receiving the unanimous recommendation of the Compensation Committee, the Board unanimously adopted the Chaparral Energy, L.L.C. Executive Severance Plan (the “Severance Plan”). No officer or employee of the Company who is a party to an employment agreement participates in the Severance Plan. For a description of the severance provisions for Charles Duginski, who is the only continuing NEO who has an employment agreement, please see “Employment Arrangements – Duginski Employment Agreement” above.

The Severance Plan provides severance benefits to certain key management employees of the Company and its subsidiaries who are selected by the Severance Plan’s administrator and have entered into a Participation and Restrictive Covenant Agreement with the Company (each, a “Participant”), and whose employment is terminated in a “Qualifying Termination,” meaning a termination without “Cause” or resignation with “Good Reason,” in each case as defined in the Severance Plan. On December 20, 2019, four of the Company’s officers, including Clinton J. Calhoun, Vice President – Resource Development and Mark W. Ver Hoeve, former Vice President – Geoscience, were designated as Participants under the Severance Plan. Mr. Ver Hoeve ceased serving as an executive officer of the Company, effective as of April 17, 2020.

In order to be entitled to the benefits of the Severance Plan, Mr. Calhoun and Mr. Ver Hoeve entered into the Participation and Restrictive Covenant Agreement required under the Severance Plan. Pursuant to the Participation and Restrictive Covenant Agreement, each Participant must agree that, for a period of 12 months following his or her termination date, he or she will not solicit, direct or attempt to solicit or divert any customer of the Company or an affiliate of the Company or solicit or hire any employee or consultant of the Company. Furthermore, during that 12-month period, each such Participant must agree not to engage in certain activities in any county or parish in which the Company operates on his termination date. Each Participant must also agree not to disparage the Company or any of its officers, director other affiliates. This non-disparagement provision is not subject to a time limit.

If a Participant’s employment terminates in a Qualifying Termination, he or she will receive the following severance benefits:

(i)

an amount equal to the (x) a severance multiple of 12 multiplied by (y) the Participant’s monthly severance amount (i.e., the Participant’s monthly base salary plus 1/12th of the Participant’s target bonus), with such amount payable in substantially equal installments over the severance period of 12 months. (However, if the Qualifying Termination occurs within six months following a Change in Control, the severance multiple will be increased to 18 and the severance period will be increased to 18 months.)

(ii)	any accrued but unpaid annual cash bonus for any completed fiscal year preceding a Qualifying Termination, to be paid no later than March 15th following the year of such completed fiscal year;

(iii)	accrued benefits under any retirement plan (such as a 401(k) plan) or welfare plan (such as a health plan); and

(iv)

if the Participant timely elects Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) continuation coverage, reimbursement from the Company equal to the difference between the cost of such COBRA continuation coverage and the amount active employees pay for health coverage through the 12-month anniversary of the Participant’s termination date (or, if earlier, the date the Participant becomes eligible for health insurance coverage under another employer’s plan).

In the event a Participant holds any equity awards granted under the 2019 LTIP or any predecessor or successor incentive plan (each an “Equity Plan”), the treatment of those equity awards upon a Qualifying Termination will continue to be governed by the terms of the applicable Equity Plan and the applicable award agreements. As used in the Severance Plan, the term “Change in Control” has the meaning specified in the 2019 LTIP.

If any payments and benefits to be paid or provided to a Participant, whether pursuant to the terms of the Severance Plan or otherwise, would be subject to “golden parachute” excise taxes under the Internal Revenue Code, the payments and benefits will be reduced to the extent necessary to avoid those excise taxes, but only if such a reduction of pay or benefits would result in a greater after-tax benefit to the eligible employee.

Potential Payments Upon Termination or Change in Control

For each of the NEOs who is currently serving as an executive officer of the Company, the following tables quantify amounts that would have been paid upon termination pursuant to an employment agreement (in the case of Charles Duginski) or pursuant to the Severance Plan (in the case of Clinton J. Calhoun).

Termination Without Cause or by the NEO for Good Reason Not Following a Change in Control

The calculations in this table assume that a termination took place on December 31, 2019, assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2019 and assuming such termination was a termination without cause or by the NEO for good reason not following a change in control.

Name	Base Salary	Annual Bonus	Severance Multiple	Benefits	Accelerated Cash Incentive	Equity Grants(1)	Total
Charles Duginski	$525,000	$525,000	1.5	$35,922	$175,000	$807,337	$2,593,259
Clinton J. Calhoun	$300,000	$126,413	1.0	$23,410	—	—	$449,823

(1)	Amounts represent the fair value as of December 31, 2019, of unvested restricted shares the vesting of which would accelerate upon termination.

Termination Without Cause or by the NEO for Good Reason Following a Change in Control

The calculations in this table assume that a termination took place on December 31, 2019, assuming all accrued compensation and reimbursable expenses had been paid on December 31, 2019 and assuming such termination was a termination without cause or by the NEO for good reason following a change in control.

Name	Base Salary	Annual Bonus	Severance Multiple	Benefits	Accelerated Cash Incentive	Equity Grants(1)	Total
Charles Duginski	$525,000	$525,000	2.0	$35,922	$525,000	$2,422,017	$5,082,939
Clinton J. Calhoun	$300,000	$126,413	1.5	$23,410	—	$259,600	$922,630

(1)	Amounts represent the fair value as of December 31, 2019, of unvested restricted shares the vesting of which would accelerate upon termination.

Other Payments Made Upon Termination, Retirement, Death or Disability

Except for terminations without cause or for good reason subsequent to a change in control, neither the 2019 LTIP or any predecessor equity plan requires accelerated vesting provisions in the event of termination of an NEO’s employment for any other reason.

Regardless of the manner in which an NEO’s employment is terminated, he is entitled to receive amounts earned during his term of employment, including unused vacation pay and bonuses earned but not yet paid under the AIM program.

Additionally, if an NEO is terminated due to death or disability, that NEO will receive benefits under our disability plan or payments under our life insurance plan.

Departure of Earl Reynolds

Mr. Reynolds resigned from all positions with the Company and its subsidiaries effective as of December 20, 2019, including as Chief Executive Officer, President and director. However, he remained an employee of the Company until December 27, 2019 (the “Reynolds Separation Date”).

In connection with Mr. Reynolds’ departure, on December 20, 2019, the Company and Mr. Reynolds signed a separation agreement (the “Reynolds Separation Agreement”).

Accrued Benefits. Under the terms of the Reynolds Employment Agreement, Mr. Reynolds was entitled to receive his unpaid salary and accrued but unpaid vacation pay, in each case, through the Reynolds Separation Date. He was also entitled to any vested benefits under the Company’s 401(k) plan. All of Mr. Reynolds unvested equity awards (consisting of 350,000 unvested RSUs and 173,311 unvested restricted common shares) were forfeited as of the Reynolds Separation Date.

Separation Benefits. The Reynolds Separation Agreement also provided for certain separation benefits in exchange for a release of claims. Mr. Reynolds received (i) an initial separation payment of $286,500 on or before December 31, 2019, (ii) the full amount of his annual bonus for 2019 ($521,301), payable when the Company paid annual bonuses to its executives and (iii) a separation payment equal to the sum of (A) 1.5 times his final base salary of $572,858 plus (B) 1.5 times his annual bonus for 2019, payable as salary continuation for 18 months following the Reynolds Separation Date. Furthermore, to the extent Mr. Reynolds elects COBRA continuation coverage, for a period of 18 months after termination the Company will reimburse Mr. Reynolds for the difference between the amount Mr. Reynolds pays for such health, dental and vision benefits for him, his spouse and his eligible dependents and the employee contribution amount that the Company’s active employees pay for comparable coverage, in each case, less any applicable taxes and withholding (estimated value $28,297).

Restrictive Covenants. Mr. Reynolds has agreed that, for a period of 18 months following the Reynolds Separation Date, he will not solicit, direct or attempt to solicit or divert any customer of the Company or a Company affiliate. He has already agreed during that 18-month period not to solicit, hire or seek to hire any employee or consultant of the Company, subject to certain customary exceptions. Furthermore, during the 12-month period following the Reynolds Separation Date, Mr. Reynolds has agreed not to engage in certain activities in the SCOOP, STACK and MERGE oil and gas plays in Oklahoma. The Reynolds Separation Agreement contains mutual non-disparagement provisions, without limitation as to time.

Departure of Joseph Evans

On February 11, 2019, Joseph O. Evans advised the Company of his intent to retire as Chief Financial Officer and Executive Vice President of the Company, effective March 15, 2019 (the “Evans Separation Date”). In connection with the foregoing, on February 14, 2019, the Company and Mr. Evans signed a Separation and Release Agreement (the “Evans Separation Agreement”) pursuant to which Mr. Evans remained employed with the Company and provided transition services in addition to his customary duties, responsibilities and authorities until the Evans Separation Date during which time he received his current rate of base salary and employee benefits, as in effect immediately prior to the effective date of the Evans Separation Agreement, until the Evans Separation Date.

Subject to the Evans Separation Agreement, and in consideration of a full release of claims against the Company, on March 22, 2019, the Company remitted a cash payment of $402,226.88 to Mr. Evans for his 2018 Annual Bonus. Additionally, beginning on March 29, 2019, the Company began remitting a total of $851,140.88, consisting of Mr. Evans’s 2018 annual salary and 2018 Annual Bonus, which was paid out over a 12-month period as a separation payment, in addition to accrued and unpaid benefits or obligations previously paid under the Evans Separation Agreement. On February 22, 2019, the Company also accelerated the vesting of 57,004 shares of time-based restricted stock granted to Mr. Evans that would have become vested if Mr. Evans had remained an employee until April 1, 2019. Furthermore, to the extent Mr. Evans elects COBRA continuation coverage, for a period of 18 months after termination the Company will pay on Mr. Evans’ behalf the premium costs he incurs for that coverage (estimated value $30,163).

Mr. Evans is subject to non-solicitation, non-competition, and confidentiality restrictions as set forth in his employment agreement with the Company.

Departure of Scott C. Pittman

On April 17, 2020, Scott Pittman resigned as Senior Vice President and Chief Financial Officer to pursue other interests. Under the terms of Mr. Pittman’s existing employment agreement, in connection with his separation from the Company, Mr. Pittman is entitled to receive the following severance benefits, subject to his entry into the general release provided for in his employment agreement: (i) an aggregate cash severance amount, payable in the form of salary continuation over a period of 12 months following the date of Mr. Pittman’s termination, of $473,289, which is equal to the sum of 12 months of Mr. Pittman’s base salary, plus 100% of Mr. Pittman’s annual bonus for the 2019 fiscal year, and (ii) to the extent Mr. Pittman elects COBRA continuation coverage, for a period of 12 months after termination the Company will reimburse Mr. Pittman for the difference between the amount Mr. Pittman pays for such health, dental and vision benefits for him, his spouse and his eligible dependents and the employee contribution amount that the Company’s active employees pay for comparable coverage, in each case, less any applicable taxes and withholding (estimated value $9,479). Under Mr. Pittman’s employment agreement, the first installment of the $473,289 cash severance payment is not payable until the date that Mr. Pittman’s general release is no longer revocable, or, if later, the Company’s first payroll date occurring on or after the 60th day following Mr. Pittman’s termination.

Departure of James M. Miller

On January 31, 2020, the Company eliminated the position of Senior Vice President – Operations, on which date Mr. Miller ceased to be an executive officer of the Company. In accordance with Mr. Miller’s employment agreement, and subject to execution by Mr. Miller of full release of claims against the Company, Mr. Miller was entitled to receive his unpaid salary and accrued but unpaid vacation pay, in each case, through January 31, 2020. He was also entitled to any vested benefits under the Company’s 401(k) plan. In connection with Mr. Miller’s separation, the Company accelerated the vesting of 57,004 shares of time-based restricted stock previously granted to Mr. Miller and previously scheduled to vest on April 1, 2020. The remainder of Mr. Miller’s unvested equity awards (consisting of 8,797 unvested shares of restricted stock and 125,000 shares of unvested RSUs) were forfeited as of his termination date.

Since Mr. Miller worked for the Company throughout the full 2019 fiscal year, he was also entitled to receive his full annual bonus for 2019 ($249,411), payable when the Company paid annual bonuses to its executives. Additionally, beginning on March 13, 2020, the Company began remitting a total of $640,951, equal to the sum of Mr. Miller’s annual salary on his termination date and his 2019 Annual Bonus, which will be paid out over a 12-month period as a separation payment. Furthermore, to the extent Mr. Miller elects COBRA continuation coverage, for a period of 18 months after termination the Company will pay on Mr. Miller’s behalf the premium costs he incurs for that coverage (estimated value $35,115).

Mr. Miller is subject to non-solicitation, non-competition, and confidentiality restrictions as set forth in his employment agreement with the Company.

Departure of Mark W. Ver Hoeve

On April 17, 2020, Mark Ver Hoeve retired and ceased to serve as Vice President–Geoscience of the Company. Because Mr. Ver Hoeve is not party to an employment agreement with the Company, he is entitled to receive the following separation benefits under the Severance Plan, subject to his entry into a general release in the form provided by the Company: (i) an aggregate cash severance amount, payable in substantially equal installments over a 12-month period, of $408,436, which is equal to the sum of Mr. Ver Hoeve’s base salary, plus 100% of Mr. Ver Hoeve’s projected annual bonus for the 2020 fiscal year, prorated for the number of days Mr. Ver Hoeve was employed by the Company in the 2020 fiscal year (estimated value of $61,436 based on Mr. Ver Hoeve’s target opportunity) and (ii) to the extent Mr. Ver Hoeve elects COBRA continuation coverage, for a period of 12 months after termination, the Company will reimburse Mr. Ver Hoeve for such coverage at the same rate as it pays for health insurance coverage for its active employees (with Mr. Ver Hoeve required to pay for any employee-paid portion of such coverage), in each case, less any applicable taxes and withholding (estimated value $9,479). Under the Severance Plan, the first installment of the $408,436 cash severance payment is not payable until the date Mr. Ver Hoeve’s general release is no longer revocable, or, if later, 60 days following Mr. Ver Hoeve’s termination. The severance payments and COBRA benefits described above are subject to Mr. Ver Hoeve’s continued compliance with certain confidentiality, non-competition and non-solicitation provisions of the Participation and Restricted Covenant Agreement executed by Mr. Ver Hoeve in order to participate in the Severance Plan.

CEO Pay Ratio

As required by Item 402(u) of Regulation S-K, we are providing disclosure regarding the annual total compensation of Charles Duginski, our Chief Executive Officer and President, to the annual total compensation of our median employee. Mr. Duginski joined the Company as our Chief Executive Officer on December 20, 2019. Therefore, in order to make this disclosure more meaningful, we have moved our determination date from December 1st to December 31st. We believe that the pay ratio set forth below is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. Due to estimates, assumptions, adjustments and statistical sampling permitted under the rules, pay ratio disclosures may involve a degree of imprecision and may not be consistent with the methodologies incorporated by other companies.

As of December 31, 2019, our employee population, excluding Mr. Duginski, consisted of 120 individuals. We identified the median employee by adding together the following compensation measures for each employee:

•	Salary as of December 31, 2019, annualized for any individual who was not employed for the entire year;

•	2019 AIM awards assuming 100% payout; and

•	The fair value on grant date of long-term incentive awards granted in August 2019.

After identifying the median employee, we calculated the total annual compensation for such employee using the same methodology we use for our NEOs as set forth in the 2019 Summary Compensation Table. Mr. Duginski’s total compensation, for purposes of the pay ratio, differs from his total compensation disclosed in the Summary Compensation Table because the pay ratio calculation includes Mr. Duginski’s annualized salary instead of the salary he earned in the short period he worked for the Company in 2019. We did not annualize Mr. Duginski’s new hire equity awards or his sign-on bonus because the values of those items were not impacted by his December 2019 start date.

For 2019:

•	the annualized total compensation for Mr. Duginski was $2,215,596; and

•	the annual total compensation for our median employee was $123,047.

Based on this information, the ratio of our CEO’s annualized total compensation to our median employee’s annual total compensation for 2019 was approximately 18 to 1.

Director Compensation

At year-end 2019, our cash compensation plan for non-employee directors consisted of:

•	an annual cash retainer of $225,000 to the non-employee Chairman of the Board;

•	an annual cash retainer of $150,000 to each non-employee director (other than the Chairman of the Board);

•	an additional annual cash retainer of $10,000, $7,500 and $5,000 for service in a non-chairperson role in the Audit, Compensation, and Nominating and Governance Committees, respectively;

•	an additional annual cash retainer of $20,000, $15,000 and $12,500 for the Chairman of the Audit, Compensation, and Nominating and Governance Committees, respectively; and

•	an annual cash retainer of $20,000 to the Designated Independent Director.

In August 2019, recognizing that extraordinary volatility in the commodities market was negatively affecting the retentive effect of the restricted stock component of the Company’s non-employee director compensation program, the Compensation Committee and Board evaluated alternative compensation schemes in order to retain the insight required of current, experienced board members in a down cycle. In evaluating these compensation arrangements, the Compensation Committee considered the input of the Compensation Committee’s independent compensation consultant and reviewed peer data. Taking those goals and considerations into account, the Compensation Committee and Board approved a revised director compensation program at that time. The revised program increased the annual cash retainer for the non-employee Chairman of the Board from $100,000 to $225,000 and the annual cash retainer for the Company’s other non-employee directors from $65,000 to $150,000 and established an equity component of compensation for non-employee directors consisting of 10,000 RSUs awarded annually to non-employee directors and 20,000 RSUs awarded annually to the non-employee Chairman of the Board. Although the cash portion of the compensation program increased, the Company’s total director compensation remained well below the median of the peer group that was considered.

Earlier in the year, the Board established a special committee, consisting of Messrs. Brooks, Langford and Rowland. The special committee was formed for the purpose of providing oversight with respect to a review of the Company’s assets and operations conducted by a third party consultant, including the consideration of whether and how to implement any of the consultant’s recommendations resulting from that review. Each member of the special committee received $20,000 for such service.

In addition, in recognition of the significant amount of time that Kenneth W. Moore, Chairman of the Nominating and Governance Committee, and Matthew Cabell, then Chairman of the Compensation Committee, devoted to the corporate governance changes and executive transition contemplated by the Amended SVP Support Agreement, the Compensation Committee and the Board (with both Mr. Moore and Mr. Cabell recusing themselves) awarded each of those committee chairmen a supplemental cash fee of $20,000, payable promptly following the completion of the actions contemplated by the Amended SVP Support Agreement.

We also reimburse all of our directors for reasonable out-of-pocket expenses incurred by them in connection with their service as a director.

The following table discloses compensation awarded to our non-employee directors in 2019. Neither Mr. Duginski nor Mr. Reynolds received additional compensation for their service on the Board during 2019. Please see the 2019 Summary Compensation Table for information regarding the compensation each received during 2019 for their service as executive officers of the Company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Marcus C. Rowland	$150,288	$26,600	$176,888
Douglas E. Brooks	140,000	13,300	153,300
Matthew D. Cabell(2)	147,500	17,488	164,988
Robert F. Heinemann(3)	50,000	—	50,000
Michael J. Kuharski(4)	—	—	—
David Geenberg(5)	—	—	—
Samuel E. Langford	145,000	13,300	158,300
Kenneth W. Moore	155,500	13,300	168,800
Graham A. Morris(6)	—	—	—
Mark “Mac” A. McFarland	—	—	—
Gysle R. Shellum	127,500	13,300	140,800

(1)

The amounts in this column represent the value of RSUs granted to each director in 2019 as annual equity grants and, in the case of Mr. Cabell, the incremental fair value under FASB ASC Topic 718 associated with the modification of his outstanding equity awards in connection with his resignation from the Board, as described in footnote 2 below. The amounts shown in this column are valued based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, based on the closing stock price on the date of grant. As of December 31, 2019, our non-employee directors held the following unvested outstanding equity awards: Mr. Rowland, 20,000 RSUs; Mr. Brooks, 6,044 shares of restricted stock and 10,000 RSUs; Mr. Langford, 6,044 shares of restricted stock and 10,000 RSUs; Mr. Moore, 6,044 shares of restricted stock and 10,000 RSUs; and Mr. Shellum, 6,044 shares of restricted stock and 10,000 RSUs.

(2)

Matt Cabell resigned from the Board effective December 20, 2019. In recognition of Matthew Cabell’s voluntary resignation from the Board in order to facilitate the corporate governance changes contemplated by the Amended SVP Support Agreement, the Board and the Compensation Committee (with Mr. Cabell recusing himself) accelerated the vesting of the two tranches of equity awards that would have become vested if Mr. Cabell had remained a director until the 2020 Annual Meeting. As a result, a total of 10,000 unvested RSUs and 6,044 shares of restricted stock became vested on December 20, 2019. After this acceleration of vesting, none of Mr. Cabell’s prior equity grants remained unvested. Furthermore, Mr. Cabell received the director and committee fees he would have received for the full fourth quarter of 2019, even though his resignation became effective on December 20, 2019.

(3)	Robert F. Heinemann resigned from the Board effective July 10, 2019.
(4)

Michael J. Kuharski was appointed to the Board effective December 20, 2019. Pursuant to the terms of the Amended SVP Support Agreement, Mr. Kuharski has waived his right to compensation as a member of the Board and does not participate in the Company’s non-employee director compensation program.

(5)

David Geenberg resigned from the Board effective March 11, 2019. Pursuant to the terms of the Original SVP Support Agreement, Mr. Geenberg waived his right to compensation as a member of the Board and did not participate in the Company’s non-employee director compensation program.

(6)

Graham A. Morris resigned from the Board effective March 11, 2019. Pursuant to the terms of the Original Contrarian Support Agreement (as defined in Item 13 below), Mr. Morris waived his right to compensation as a member of the Board and did not participate in the Company’s non-employee director compensation program.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 20, 2020 the number and percentage of our outstanding shares of Common Stock that, according to the information available to us, were owned by (1) each of our directors and each person nominated to become one of our directors, (2) each of our executive officers who are our NEOs for whom we provide compensation information in this Report, (3) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock and (4) all of our directors and executive officers as a group. As of April 20, 2020, there were 47,789,426 shares of Common Stock issued and outstanding.

For purposes of the table below, we deem Common Stock subject to RSUs that are scheduled to vest within 60 days of April 20, 2020 (or with respect to which the holder otherwise has the right to receive shares now or during that 60 day period) to be outstanding and to be beneficially owned by the person holding the RSUs for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Shares of restricted stock (in contrast with RSUs) are treated as outstanding and beneficially owned by the person holding those shares, regardless of whether fully vested or when they will vest. Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all of the Common Stock beneficially owned by them, subject to community property laws, where applicable. Except as expressly stated otherwise, the address for each of the beneficial owners listed below is: 701 Cedar Lake Boulevard, Oklahoma City, OK 73114.

Name and Address of Beneficial Owner	Beneficial Ownership of Common Stock	% of Total Outstanding
Named Executive Officers
Charles Duginski(1)	1,720,183	3.6%
Clinton J. Calhoun(2)	54,224	*
K. Earl Reynolds(3)	215,159	*
Joseph O. Evans(3)	85,157	*
Scott C. Pittman(3)	20,250	*
James M. Miller(3)	154,213	*
Mark W. Ver Hoeve(3)	30,754	*
Directors
Marcus C. Rowland	0	*
Douglas E. Brooks	19,642	*
Michael J. Kuharski(4)	0
Samuel E. Langford	22,665	*
Mark “Mac” A. McFarland	0	*
Kenneth W. Moore	18,796	*
Gysle R. Shellum	20,669
All executive officers and directors as a group (12 persons)(1)(2)(3)(4)	1,979,880	4.1%
5% Beneficial Owners
Strategic Value Partners, LLC(5) 100 West Putnam Avenue Greenwich, CT 06830	13,902,367	30.0%

Contrarian Capital Management, LLC(6) 411 West Putnam Avenue, Suite 425 Greenwich, CT 06830	4,101,950	8.8%

*	Less than one percent.
(1)

Mr. Duginski’s beneficial ownership consists of (i) 688,073 time-vesting shares of restricted Common Stock and (ii) 1,032,110 performance-vesting shares of restricted Common Stock (based on achieving 150% of the target grant of 688,073 time- and performance-vesting shares). As of the date of this Report, none of such shares are vested. Under the terms of the grant agreement for the performance-vesting shares, the number of shares of restricted Common Stock that will become vested (and not forfeited) will range from 0 to 1,032,110 (150% of the target grant). With respect to each grant, the time-vesting component is based on three equal installments on each of the first three anniversaries of December 20, 2019.

(2)

On February 4, 2019, Mr. Calhoun received a grant of (i) 45,000 unvested time-vesting shares of restricted Common Stock and (ii) 15,000 unvested performance-vesting shares of restricted Common Stock (based on achieving 100% of the target grant)). Each of these February 2019 grants contained a time-vesting component based on three equal installments on each of the first three anniversaries of the grant date. Therefore, on February 4, 2020, 15,000 time-vesting shares became vested and 2,500 performance-vesting shares vested and those vested, unrestricted shares are included in Mr. Calhoun’s beneficial ownership, net of shares withheld to pay taxes. Mr. Calhoun’s beneficial ownership also includes the remaining unvested 30,000 shares of time-vesting restricted stock and 12,500 of unvested performance-vesting restricted stock.

(3)

Mr. Reynolds has not been a Company officer or director since December 20, 2019. Mr. Evans has not been a Company officer since March 15, 2019. Mr. Miller has not been a Company officer since January 31, 2020. Mr. Pittman and Mr. Ver Hoeve have not been a Company officer since April 17, 2020. Therefore, the information provided is based solely on the most recently-available furnished by those individuals in SEC filings. Furthermore, none of these former executive officers is included in the calculation of share ownership by “All executive officers and directors as a group.”

(4)	Excludes the shares of Common Stock beneficially owned by Strategic Value Partners, LLC, with respect to which Mr. Kuharski disclaims beneficial ownership.
(5)

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

(6)

Contrarian Capital Management, L.L.C. (“Contrarian”) serves as Investment Manager to each of the following holders of shares of our Common Stock, and by reason of such status, may be deemed to be the beneficial owner of the securities held by these stockholders: CCM Pension-A, L.L.C., CCM Pension-B, L.L.C., Contrarian Advantage-B, LP, Contrarian Capital Fund I, L.P., Contrarian Capital Senior Secured, L.P., Contrarian Capital Trade Claims, L.P., Contrarian Centre Street Partnership, L.P., Contrarian Dome du Gouter Master Fund, LP, Contrarian Opportunity Fund, L.P and Contrarian Distressed Equity Fund, L.P. Jon R. Bauer, managing member of Contrarian Capital Management, L.L.C., has voting and investment control over the securities.

Securities Authorized for Issuance under Equity Compensation Plans

The table and other information included in Item 5 of the Original Report under the heading “Securities authorized for issuance under equity compensation plans” is hereby incorporated by reference into Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Amended and Restated Support Agreement with Strategic Value Partners, LLC

The description of the Amended SVP Agreement in Item 10 under the heading Amended and Restated Support Agreement with Strategic Value Partners, LLC is hereby incorporated by reference into Item 13.

Amended and Restated Support Agreement with Contrarian

On August 8, 2018, the Company entered into a Support Agreement with Contrarian (the “Original Contrarian Support Agreement”), which permitted Contrarian to designate one individual to serve on the Board (the “Contrarian Designee”). At the time the Original Contrarian Support Agreement was signed, Contrarian and its affiliated entities beneficially owned a total of approximately 8.32% of the issued and outstanding shares of the Company’s common stock. Graham Morris was originally designated as the Contrarian Designee. Effective as of March 11, 2019, Mr. Morris resigned from the Board, and Contrarian never subsequently named a replacement Contrarian Designee.

On December 20, 2019, at the Effective Time, the Company entered into an Amended and Restated Support Agreement with Contrarian (the “Amended Contrarian Agreement”). At the Effective Time, Contrarian informed the Company that Contrarian and its affiliated entities beneficially owned a total of approximately 8.84% of the issued and outstanding shares of the Company’s common stock. Pursuant to the Amended Contrarian Agreement, Contrarian is no longer entitled to designate anyone to serve on the Board.

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

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to authority delegated by the Board to the Audit Committee in its charter, the Audit Committee is responsible for establishing procedures for the approval of all related party transactions between the Company and any officer or director that would potentially require disclosure. The Board has adopted a written policy regarding related party transactions that is to be administered by the Audit Committee. The policy applies generally to transactions, arrangements or relationships in which the Company was, is or will be a participant, in which the amount involved exceeds $120,000 and in which any related person had, has or will have a direct or indirect material interest. Related persons include, among others, directors and executive officers of the Company, beneficial owners of more than 5% of the Company’s voting securities, immediate family members of the foregoing persons, and any entity in which the foregoing persons are employed, are a principal or in which such person has more than a 5% or greater beneficial ownership interest. The Company’s general counsel is responsible for submitting related person transactions to the Audit Committee for approval at regularly scheduled meetings, or, if such approval is not practicable, to the Chairman of the Audit Committee for approval between such meetings. When considering related person transactions, the Audit Committee, or where submitted to the Chairman, the Chairman, will consider all of the relevant facts available, including, but not limited to: the benefits of the transaction to the Company; the impact on a director’s independence in the event the related person is a director; the availability of other sources for comparable products or services; the terms of the transaction; and the terms of available to unrelated third parties or to employees of the Company generally. The Company is not aware of any transaction that was required to be reported in its filings with the SEC where such policies and procedures either did not require review or were not followed.

Director Independence

Our Board is subject to the independence standards of the NYSE and the rules of the SEC. The NYSE’s definition of independence includes a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings involving the Company, which would prevent a director from being independent. The Board has determined that Messrs. Shellum, Moore, Langford, Brooks, Rowland, Kuharski and McFarland are independent under the NYSE and SEC rules for purposes of service on the Board. Messrs. Cabell and Heinemann, each of whom served on the Board for part of the 2019 fiscal year and resigned from our Board effective December 20, 2019 and July 10, 2019, respectively, were also determined by our Board to have been independent under the NYSE and SEC independence standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Other Fees

Grant Thornton LLP, our independent registered public accounting firm, audited our consolidated financial statements for fiscal year 2019. Grant Thornton LLP has billed us and our subsidiaries fees as set forth in the table below for (i) the audits of our 2019 and 2018 annual financial statements, reviews of quarterly financial statements, and other documents filed with the SEC and (ii) assurance and other services reasonably related to the audit or review of our financial statements.

	Audit Fees(1)	Audit-Related Fees(2)
Fiscal year 2019	$683,859	$42,000
Fiscal year 2018	$806,458	$78,750

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

There were no fees billed in 2019 or 2018 that would constitute “Tax Fees” or “All Other Fees.”

Pre-Approval Policies and Procedures

We currently have three standing Board committees, each composed of only non-employee directors: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Our Audit Committee has adopted policies regarding the pre-approval of auditor services. Specifically, the Audit Committee approves all services anticipated to be provided by the independent public accountants at its annual March meeting. All additional services must be pre-approved on a case-by-case basis. Our Audit Committee reviews the actual and budgeted fees for the independent public accountants periodically at regularly scheduled board meetings. All of the services provided by Grant Thornton LLP during fiscal year 2019 were approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

(1)	Financial Statements.

See Index to Financial Statements appearing on page 82 of the Original Report.

(2)	Financial Statement Schedules.

None.

(3)	Exhibits.

Exhibit No.	Description

10.29†	Chaparral Energy, L.L.C. Executive Severance Plan, dated as of December 20, 2019 (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on December 27, 2019)

10.30*†	Form of Participation and Restrictive Covenant Agreement under Chaparral Energy, L.L.C. Executive Severance Plan, dated as of December 20, 2019

31.1*	Certification by Principal Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2*	Certification by Principal Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPARRAL ENERGY, INC.

By:	/s/ Charles Duginski
Name:	Charles Duginski
Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marcus Rowland Marcus Rowland	Chairman of the Board	April 28, 2020

/s/ Charles Duginski Charles Duginski	Chief Executive Officer and Director (Principal Executive Officer)	April 28, 2020

/s/ Stephanie A. Carnes Stephanie A. Carnes	Vice President and Controller (Principal Financial and Principal Accounting Officer)	April 28, 2020

/s/ Douglas E. Brooks Douglas E. Brooks	Director	April 28, 2020

/s/ Michael Kuharski Michael Kuharski	Director	April 28, 2020

/s/ Samuel Langford Samuel Langford	Director	April 28, 2020

/s/ Mark McFarland Mark McFarland	Director	April 28, 2020

/s/ Kenneth W. Moore Kenneth W. Moore	Director	April 28, 2020

/s/ Gysle Shellum Gysle Shellum	Director	April 28, 2020